Form 10-K
period 1994-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1994-04-14
CIK 353394

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
   /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1994
                                       OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                        Commission File Number: 0-12771

                            ------------------------

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                95-3630868
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

             10260 CAMPUS POINT DRIVE, SAN DIEGO, CALIFORNIA 92121
    (Address of Registrant's principal executive offices)        (Zip Code)
       Registrant's telephone number, including area code: (619) 546-6000
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 14, 1994, the aggregate market value of the voting stock held by non-affiliates of Registrant was $318,399,037. For the purpose of this calculation, it is assumed that the Registrant's affiliates include the Registrant's Board of Directors and certain of the Registrant's employee benefit plans. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

    As of March 14, 1994, there  were 44,125,061 shares of Registrant's Class  A
Common   Stock  and  360,880  shares  of   Registrant's  Class  B  Common  Stock
outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                                  THE COMPANY

    Science Applications International Corporation (the "Company") provides diversified professional and technical services ("Technical Services") and designs, develops and manufactures high-technology products ("Products"). The Company's Technical Services and Products are primarily sold to departments and agencies of the U.S. Government, including the Department of Defense ("DOD"), Department of Energy ("DOE"), Department of Transportation ("DOT"), Department of Veterans Affairs ("VA"), Environmental Protection Agency ("EPA") and National Aeronautics and Space Administration ("NASA"). Revenues generated from the sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for 88% of revenues in fiscal years 1994, 1993 and 1992. The balance of the Company's revenues are attributable to the sales of Technical Services and Products to foreign governments, commercial customers and others. The percentage of revenues attributable to Technical Services and Products has remained relatively constant at approximately 92% and 8%, respectively, for fiscal years 1994, 1993 and 1992. The Company provides Technical Services primarily in the areas of "National Security," "Environment," "Energy" and "Other Technical Services," the latter of which includes the Company's health, space, transportation and commercial information technology business areas. For certain financial information regarding the Company's business segments, see Note B of Notes to Consolidated Financial Statements of the Company set forth on page F-8 of this Form 10-K.

    The principal office and corporate headquarters of the Company is located in San Diego, California at 10260 Campus Point Drive, San Diego, California 92121 and its telephone number is (619) 546-6000. All references to the Company include, unless the context indicates otherwise, the Company and its predecessor and subsidiary corporations.

TECHNICAL SERVICES

    NATIONAL SECURITY

    The Company currently provides a wide array of national security related Technical Services to its customers, including advanced research and technology development, systems engineering and systems integration and technical, operational and management support services. Examples of the Company's Technical Services in the national security area include the following:

    - Information system engineering and support services, including requirements analysis and acquisition support, computer system design, information and user environment modeling and data communication systems support.

    - Technical support in the areas of treaty negotiation and verification and nuclear weapons reduction.

    - Defense studies and analyses for various defense and intelligence agencies of the U.S. Government, including studies regarding conventional and nuclear warfare issues and the integration of military operational and technological considerations with defense policy issues.

    - Technology development and technical services to the U.S. Navy in the general areas of undersea warfare, including surveillance, anti-submarine warfare, port-area and harbor security and marine biosystems.

    - Logistics   engineering   services  and   turnkey   logistics  information
      management systems to a wide variety of government customers.

    - Design,  integration,  implementation  and   operation  of  battle   field
      simulation training ranges on land, air and sea.

    - Testing and evaluation of communications systems, an advanced test range data system and a strategic bomber test concept and other systems for the U.S. Navy, the U.S. Air Force and other government agencies.

    - Research, design, development, integration, evaluation, operation and maintenance of a wide variety of training devices and simulators for the military services.

    - Systems engineering and technical assistance for cruise missiles, future aircraft and ballistic missile concepts, systems analysis of sensors for the detection and tracking of aircraft and ballistic missiles and studies regarding the survivability of tactical aircraft and strategic missiles.

    - Support to the DOD in imagery collection, processing, exploitation and dissemination systems for digital processing, technology intelligence communications and information management.

    - Hardware development and systems engineering for national space programs.

    - Research and engineering in the areas of underground nuclear testing, nuclear weapons effects and the impact of nuclear effects on military systems.

    - Engineering support for a wide variety of naval avionics systems, including scientific and engineering studies, hardware design, development and fabrication, computer engineering and support, and reliability, maintainability and logistics engineering.

    - Maintenance engineering and training, including field technical services and repair, electronic system design and hands-on operational support, primarily to the U.S. Navy.

    - Independent verification and validation and software quality assurance support services for shipboard anti-submarine warfare combat systems, mission planning functions, operational flight software command and control processors, nuclear surety systems, soft copy imagery processing, data storage and dissemination systems and various submarine, surface ship and command, control and communications systems.

    ENVIRONMENT

    In the environment area, the Company performs site assessments, remedial investigation and feasibility studies, sampling, monitoring and regulatory compliance support and training. Examples of the Company's Technical Services in the environment area include the following:

    - Management and technical support to the DOE for the characterization of the nation's first potential high level waste repository, including the preparation and coordination of environmental assessments, field testing, technical evaluations, public information, quality assurance and information systems and training.

    - Development,  demonstration  and  evaluation   of  new  technologies   for
      hazardous waste treatment, including bioremediation and high-energy plasma treatment systems.

    - Solid and hazardous waste services to federal, state and local governments and the private sector, including environmental assessments, environmental impact statements, design engineering, remedial investigations and feasibility studies, regulatory and enforcement support, pollution prevention and engineering services.

    - Analysis of a broad range of environmental issues associated with the marine sciences such as ocean dumping, mineral exploration, global change and global ocean circulation and temperature trends.

    - Support associated with the development of treatment technologies, including treatability studies, development of protocols for technology evaluation, pollution prevention assessments, waste minimization and technology assessments.

    - Development and implementation of information systems.

    ENERGY

    The energy related Technical Services of the Company include safety evaluations, security, reliability and availability engineering evaluations, technical reviews, quality assurance, information systems, plant monitoring systems, instrumentation and control systems and project management. Examples of the Company's Technical Services in the energy area include the following:

    - Engineering and support services to nuclear, electric, gas and other utility operations in the areas of computer systems, information processing, configuration management, probabilistic risk assessment, nuclear engineering, reliability and availability evaluations, instrumentation and control systems, energy policy analysis and alternative energy evaluation.

    - Information systems services to the DOE, including collection, analysis and storage of energy information, the development of geographic
      information  systems  and  the   overall  management  of  large   computer
      facilities.

    - Support to DOE in fusion energy research, including facility management, computer system development and project management support in connection with an international thermonuclear experimental reactor.

    - Management, operation and technical services for fossil energy research laboratories.

    OTHER TECHNICAL SERVICES

    The Company provides Technical Services to government and commercial customers in such other areas as health, space, transportation and commercial information technology. The health related Technical Services of the Company include medical information systems, technology development and adolescent counseling. The Company also provides a wide variety of Technical Services in the space, transportation, commercial information technology and other areas. Examples of the Technical Services provided by the Company in all these areas are described below:

    - Security services for the U.S. Government and commercial customers, including material control and accountability, computer security, technical surveillance countermeasures, intrusion detection, access control and physical plant threat assessments and vulnerability analysis.

    - Development and installation of radiation monitoring systems for nuclear reactor facilities.

    - Development and implementation of an automated health care information system for the DOD to service military medical treatment facilities.

    - Policy and analysis support to the DOT and other transporation oriented government agencies.

    - Design, integration and implementation of complex automated toll revenue collection systems.

    - Scientific and computing services to federal agencies involved in global change research, including processing, utilization and scientific analysis of space, airborne and ground based remotely sensed data.

    - Information technology and automatic data processing outsourcing services for commercial clients.

PRODUCTS

    The Company designs, develops and manufactures high-technology products for government and commercial customers. Examples of the Company's Products are described below:

    - Automatic equipment identification technology for rail, truck, air and sea transportation modes.

    - Ruggedized/militarized computers for various military and industrial applications.

    - A portable ultrasonic imaging system primarily used for nondestructive inspection of aircraft and nuclear power plant piping.

    - Hardware  products  for   multi-lateration  based  range   instrumentation
      systems, including transponders, airborne instrumentation pods and ground reference interrogator/relay stations.

    - A variety of flat panel displays for military applications based on plasma and electroluminescent technology and liquid crystal display technology.

                                   RESOURCES

    The technical services and products provided by the Company utilize a wide variety of resources. The Company anticipates the continued availability of the resources required for the products and services provided to customers. A substantial portion of the computers and other equipment, materials and subcontracted work required by the Company could be procured from alternate supply sources. However, with respect to certain products and programs, the Company depends on a particular source or vendor. While a temporary or permanent disruption in the supply of these materials or services could cause inconvenience or delay or impact the profitability of the affected programs or products, the Company believes it will not materially affect the profitability or operations of the Company as a whole.

    The availability of skilled employees who have the necessary education and/or experience in specialized scientific and technological disciplines remains critical to the future growth and profitability of the Company. To date, the Company has not experienced any significant difficulty in obtaining or retaining the services of such employees. As an inducement, the Company maintains a variety of benefit programs for its employees, including retirement and bonus plans, group life, health, accident and disability insurance, and offers its employees the opportunity to participate in the Company's employee ownership program. See "Business -- Employees And Consultants."

                                   MARKETING

    The Company's marketing activities are primarily conducted by its own professional staff of engineers, scientists, analysts and other personnel. The Company's marketing approach for its technical services begins with the development of information concerning the requirements of the U.S. Government and other potential customers for the types of services provided by the Company. Such information is gathered in the course of contract performance and from formal briefings, participation in professional organizations and published literature. This information is then evaluated and exchanged among marketing groups within the Company (organized along functional, geographic and other lines) in order to devise and implement, subject to management review and approval, the best means of taking advantage of available business opportunities, including the preparation of proposals responsive to the stated and perceived needs of customers.

    The  Company's high-technology  products are marketed  primarily through the
Company's  own   sales  force,   which  is   augmented  by   independent   sales
representatives.

                                  COMPETITION

    The businesses in which the Company is engaged are highly competitive. The Company has a large number of competitors, some of which have been established longer and have substantially greater financial resources and larger technical staffs than the Company. Some of the other competitors, although smaller in size, are more highly specialized. In addition, the U.S. Government's own in-house capabilities and federal non-profit contract research centers are also competitors of the Company because they perform certain types of services which might otherwise be performed by the Company.

    The primary competitive factors in the business areas in which the Company is engaged are technical, management and marketing competence and price. The Company's continued success is dependent upon its ability to hire and retain highly qualified scientists, engineers, technicians, management and professional personnel who will provide superior service and performance on a cost effective basis.

                             SIGNIFICANT CUSTOMERS

    During the fiscal years ended January 31, 1994, 1993 and 1992, approximately 89% of the Company's contract revenues from the Technical Services segment in each such fiscal year, and 72%, 82% and 90%, respectively, of the Company's contract revenues from the Products segment, were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government.

    In fiscal years 1994, 1993 and 1992, the U.S. Air Force accounted for 12% of consolidated revenues in each such fiscal year, the U.S. Army accounted for 17%, 15% and 13% of consolidated revenues, respectively, and the U.S. Navy accounted for 10%, 12% and 13% of consolidated revenues, respectively. No single contract in the Technical Services segment accounted for 10% or more of consolidated revenues in fiscal years 1994, 1993 and 1992.

    No single customer or contract in the Products segment accounted for 10% or more of consolidated revenues in fiscal years 1994, 1993 and 1992.

                              GOVERNMENT CONTRACTS

    Many of the U.S. Government programs in which the Company participates as a contractor or subcontractor may extend for several years; however, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company would be reimbursed for its allowable costs through the date of termination and would be paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed.

    Termination or curtailment of major programs or contracts of the Company, particularly in research and development, could have a material adverse effect on the results of the Company's operations. Although such contract and program terminations have not had a material adverse effect on the Company in the past, no assurance can be given that curtailments or terminations of U.S. Government programs or contracts will not have a material adverse effect on the Company in the future.

    The Company's business with the U.S. Government and other customers is generally performed under cost-reimbursement, time-and-materials, fixed-price level-of-effort or firm fixed-price contracts. Under cost-reimbursement contracts, the customers reimburse the Company for its direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under time-and-materials contracts, the Company is paid for labor hours at negotiated hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-price level-of-effort contracts, the customer pays the Company for the actual labor hours provided to the customer, at negotiated hourly rates. Under firm fixed-price contracts, the Company is required to provide stipulated products, systems or services for a fixed price. Because the Company assumes the risk of performing a firm fixed-price contract at the stipulated price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in losses.

    During the fiscal years ended January 31, 1994, 1993 and 1992, approximately 65%, 62% and 62%, respectively, of the Technical Services segment contract revenues were derived from cost-reimbursement type contracts and 12%, 16% and 22%, respectively, of the Technical Services segment contract revenues were from firm fixed-price type contracts with the balance from time-and-materials and fixed-price level-of-effort type contracts. In contrast, the majority of the Company's Products segment contract revenues is derived from firm fixed-price type contracts.

    Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustment by negotiations between the Company and U.S. Government representatives. Indirect contract costs have been agreed upon through the fiscal year ended January 31, 1990. Contract revenues for subsequent years have been recorded in amounts which are expected to be realized upon final settlement.However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for those years.

                      PATENTS AND PROPRIETARY INFORMATION

    Although the Company owns or has made application for patents on certain products and processes, the nature of the technical services and products provided by the Company is such that the Company does not presently consider its competitive position to be dependent upon patent protection. The Company claims a proprietary interest in certain of its products, software programs, methodology and know-how. Such proprietary information is protected by trademarks, tradenames, copyrights, trade secrets, licenses, contracts and other means.

    The U.S. Government has certain rights to data, computer codes and related material developed by the Company under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose such information to third parties, including competitors. In the case of subcontracts, the prime contractor may also have certain rights to the programs and products developed by the Company under the subcontract.

                                    BACKLOG

    The backlog, as defined below, for the Technical Services segment at January 31, 1994 and 1993 amounted to approximately $695,000,000 and $635,000,000, respectively, and the backlog for the Products segment at those dates amounted to approximately $109,000,000 and $78,000,000, respectively. The Company expects that a substantial portion of its backlog at January 31, 1994 will be recognized as revenues prior to January 31, 1995. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

    The backlog amounts include only the funded dollar amount of contracts in process and do not include the dollar amount of projects for which the Company has been given permission by the customer (i) to begin work but for which a formal contract has not yet been entered into or (ii) to extend work under an existing contract prior to the formal amendment or modification of the existing contract. In these cases, either contract negotiations have not been completed or a contract or contract amendment has not been executed. When a contract or contract amendment is executed, the backlog will be increased by the difference between the dollar value of the contract or contract amendment and the revenue recognized to date.

    Any costs incurred by the Company prior to the execution of a contract or contract amendment are incurred at the Company's risk, and it is possible that such costs will not be reimbursed by the customer. Unbilled receivables in this category which were included in the Technical Services segment contract revenues at January 31, 1994 were $16,047,000. Unbilled receivables in this category which were included in the Products segment contract revenues at January 31, 1994 were $181,000. Although no assurance can be given that the contracts or contract amendments will be received or that the related costs will be recovered, the Company expects to recover substantially all such costs.

                           EMPLOYEES AND CONSULTANTS

    As of March 14, 1994, the Company employed approximately 15,600 persons on a full-time basis and approximately 900 persons on a part-time basis. The Company also utilizes the services of consultants to provide specialized technical and other services on specific projects.

    The highly technical and complex services and products provided by the Company are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills. The Company has not experienced any significant difficulty in recruiting or retaining such personnel. Management believes the Company's orientation towards employee ownership is a major factor in the Company's ability to attract and retain qualified personnel. As of March 14, 1994, approximately 9,000 employees, consultants and their family members were stockholders of record.

    None of the Company's employees are represented by a labor union. To date, no strikes or work stoppages have been experienced and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

    As of March 14, 1994, the Company conducted its operations in more than 263 offices and manufacturing and laboratory facilities located in 42 states, the District of Columbia and various foreign countries, and occupied a total of approximately 4,300,000 square feet of space. The Company has principal locations in the San Diego, California and the Washington, D.C. metropolitan areas and occupies over 1,000,000 square feet of space in each of these locations.

    The Company owns and occupies six buildings totalling approximately 550,000 square feet of space situated on 22.2 acres of land owned by the Company in the Golden Triangle area of San Diego, California and leases a 128,500 square foot office building located on that land. The Company also leases approximately 150,000 square feet of space in the Sorrento-Mesa area of San Diego, California. The Company has options to purchase all of these leased facilities.

    At the principal location of the Company in the Washington, D.C. area (McLean, Virginia), the Company occupies two buildings containing a total of approximately 425,000 square feet of space. The Company has certain rights to purchase these buildings. In addition, the Company owns and occupies a 62,000 square foot building on 2.6 acres of land in Reston, Virginia.

    The Company occupies a 62,500 square foot building on approximately 13 acres of land in Virginia Beach, Virginia, owned by the Company and owns and occupies an 83,000 square foot building on approximately 8.4 acres of land owned by the Company in Oak Ridge, Tennessee. The Company also leases an office building containing approximately 100,000 square feet of space in Huntsville, Alabama and an office building in Orlando, Florida containing approximately 30,000 square feet of space. The Company has options to purchase these buildings in the future.

    The nature of the Company's business is such that there is no practicable way to relate occupied space to industry segments. The Company considers its facilities suitable and adequate for its present needs. See Note J of Notes to Consolidated Financial Statements of the Company on page F-15 of this Form 10-K for information regarding commitments under leases.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on the Company's consolidated financial condition or results of operations. On

February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by an operating unit of the Company under three contracts with the DOD. The search warrants and the subpoena state that the government is seeking evidence regarding the making of false statements and false claims to the DOD, as well as conspiracy to commit such offenses. The Company has not been apprised of the details of the allegations being investigated nor has it been charged with any wrongdoing. Accordingly, the Company is unable to assess the impact, if any, of this investigation on its consolidated financial position, results of operations or its ability to conduct business. For additional information concerning this investigation, reference is made to the Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 18, 1994.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference to the Company's definitive Proxy Statement used in connection with the solicitation of votes for the Company's 1994 Annual Meeting of Stockholders (the "1994 Proxy Statement").

    The following is a list of the names and ages (as of April 9, 1994) of all Executive Officers of the Company, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected, or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

    NAME OF
   EXECUTIVE
    OFFICER       AGE  POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
- ----------------  ---  ---------------------------------------------------------
A.L. Alm          57   Sector Vice President of the Company since April 1993 and
                       a Director of the Company since 1989. Mr. Alm served as a
                       Senior Vice President of the Company from 1989 to April
                       1993.
J.R. Beyster      69   Chairman of the Board, Chief Executive Officer and a
                       Director of the Company since the Company was founded and
                       President of the Company until 1988.
N.E. Carter       51   Sector Vice President since July 1992. Mr. Carter has
                       held various positions with the Company since 1987,
                       including serving as a Senior Vice President from June
                       1988 to July 1992.
V.N. Cook         59   Vice Chairman of the Board since January 1992 and a
                       Director of the Company since 1990. Mr. Cook was
                       associated with IBM for 26 years until his retirement in
                       1989. Mr. Cook held several executive positions at IBM,
                       including Vice President of IBM's Asia Pacific
                       Corporation and President of IBM's Federal System
                       Division. He is also the Chairman of Visions
                       Incorporated, an industry consulting firm.
S.J. Dalich       50   Executive Vice President of the Company since April 1992
                       and a Director of the Company since 1990. Dr. Dalich has
                       held various positions with the Company since 1972,
                       including serving as a Sector Vice President from 1986 to
                       April 1992.
M.A. Daniels      48   Sector Vice President of the Company since April 1993.
                       Mr. Daniels has held various positions with the Company
                       since 1986, including serving as a Group Senior Vice
                       President from January 1991 to April 1993.
D.H. Foley        49   Sector Vice President since January 1992. Prior to
                       joining the Company in November 1991, Dr. Foley served as
                       a Director of Special Projects for the Defense Advanced
                       Research Projects Agency since 1985. Dr. Foley was the
                       Executive Vice President of PAR Technology Corporation
                       from 1971 to 1985.
J.E. Glancy       48   Corporate Executive Vice President since January 1994 and
                       a nominee for Director. Dr. Glancy has held various
                       positions with the Company since 1976, including serving
                       as a Sector Vice President from April 1991 to January
                       1994.
J.D. Heipt        51   Senior Vice President for Administration and Secretary of
                       the Company since 1984. Mr. Heipt has held various
                       positions with the Company since 1979.

    NAME OF
   EXECUTIVE
    OFFICER       AGE  POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
- ----------------  ---  ---------------------------------------------------------
A.P. Herskowitz   53   Sector Vice President of the Company since April 1993.
                       Mr. Herskowitz has held various positions with the
                       Company since 1979, including serving as a Group Senior
                       Vice President from June 1987 to April 1993.
M.V. Hughes, III  49   Sector Vice President since January 1991. From 1971 until
                       he joined the Company in 1990, Mr. Hughes held various
                       positions, including Senior Vice President and General
                       Manager, at Planning Research Corporation, a systems
                       integration and professional services company.
D.W. Hyde         51   Sector Vice President of the Company since April 1993.
                       Mr. Hyde has held various positions with the Company
                       since 1985, including serving as a Group Senior Vice
                       President from April 1988 to April 1993.
D.M. Kerr         55   Corporate Executive Vice President since January 1994 and
                       a Director of the Company since April 1993. Prior to
                       joining the Company, Dr. Kerr was President and a
                       Director of EG&G, Inc., a NYSE-listed company providing
                       diversified technical services and products to the U.S.
                       Government and commercial markets, from 1989 through
                       1992. From 1985 through 1989, Dr. Kerr held various
                       executive positions with EG&G, Inc.
L.A. Kull         56   President since 1988 and Chief Operating Officer since
                       1983. He has also served as a Director of the Company
                       since 1970 (except for the years 1974 and 1975) and has
                       held various positions with the Company since 1970.
J.J. Martin, Jr.  58   Sector Vice President of the Company since 1990. Dr.
                       Martin has held various positions with the Company since
                       1977.
J.W. McRary       54   Vice Chairman of the Board since 1988, Executive Vice
                       President since 1979 and a Director of the Company since
                       1972 (except for the year 1973). Dr. McRary has held
                       various positions with the Company since 1971.
P.N. Pavlics      33   Corporate Vice President and Controller of the Company
                       since July 1993. Mr. Pavlics has held various positions
                       with the Company since 1985, including serving as a Vice
                       President of Administration from June 1989 to July 1992.
S.D. Rockwood     51   Sector Vice President of the Company since 1987. Dr.
                       Rockwood has held various positions with the Company
                       since 1986. From 1972 until he joined the Company, Dr.
                       Rockwood was associated with Los Alamos National
                       Laboratory, a nuclear weapons design and test laboratory,
                       where he held various executive positions.
W.A. Roper, Jr.   48   Senior Vice President and Chief Financial Officer of the
                       Company since 1990. Prior to joining the Company, Mr.
                       Roper was Executive Vice President and Chief Financial
                       Officer of Intelogic Trace, Inc., a NYSE-listed computer
                       sales, leasing and software company. From 1981 to 1987,
                       Mr. Roper was Corporate Vice President and Treasurer of
                       Bell & Howell, a NYSE-listed international information
                       services and manufacturing company.
R.A. Rosenberg    59   Executive Vice President of the Company since July 1992.
                       Mr. Rosenberg has held various positions with the Company
                       since 1987. Prior to joining the Company, Mr. Rosenberg
                       was an officer with the U.S. Air Force from 1957 through
                       1987.

    NAME OF
   EXECUTIVE
    OFFICER       AGE  POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
- ----------------  ---  ---------------------------------------------------------
D.E. Scott        37   Corporate Vice President and General Counsel of the
                       Company since July 1992. Mr. Scott joined the Company in
                       1987 where he has served as a Corporate Counsel and
                       Associate General Counsel in the Legal Department. Prior
                       to joining the Company, Mr. Scott was an attorney with
                       O'Melveny & Myers, a professional law firm, from 1984
                       through 1987.
E.A. Straker      56   Sector Vice President of the Company since 1986 and a
                       Director since July 1992. Dr. Straker has held various
                       positions with the Company since 1971.
J.P. Walkush      41   Sector Vice President of the Company since January 1994.
                       Mr. Walkush has held various positions with the Company
                       since 1976, including serving as a Group Senior Vice
                       President from January 1992 to January 1994.
J.H. Warner, Jr.  53   Executive Vice President of the Company since 1989 and
                       Director since 1988. Dr. Warner has held various
                       positions with the Company since 1973.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                               THE LIMITED MARKET

    Since its inception, the Company has followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for any of the Company's securities. In order to provide liquidity for its stockholders, however, the Company has maintained a limited secondary market (the "Limited Market") through its wholly-owned subsidiary, Bull, Inc., which was organized in 1973 for the purpose of maintaining the Limited Market.

    The Limited Market generally permits existing stockholders to sell shares of Class A Common Stock on four predetermined days each year (each a "Trade Date"). All shares of Class B Common Stock to be sold in the Limited Market must first be converted into five times as many shares of Class A Common Stock. All sales are made at the prevailing Formula Price to employees, consultants and directors of the Company who have been approved by the Board of Directors or the Operating Committee as being entitled to purchase up to a specified number of shares of Class A Common Stock. In addition, the trustees of the Company's Profit Sharing Retirement Plan II, Employee Stock Ownership Plan, Cash or Deferred Arrangement, 1993 Employee Stock Purchase Plan, Stock Compensation Plan, Management Stock Compensation Plan and certain retirement plans of the Company's subsidiaries may also purchase shares of Class A Common Stock for their respective trusts in the Limited Market. All sellers in the Limited Market (other than the Company) pay Bull, Inc. a commission equal to two percent of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.

    In the event that the aggregate number of shares offered for sale is greater than the aggregate number of shares sought to be purchased by authorized buyers and the Company, offers to sell 500 shares or less of Class A Common Stock or up to the first 500 shares if more than 500 shares of Class A Common Stock are offered by any seller will be accepted first. Offers to sell shares in excess of 500 shares of Class A Common Stock will be accepted on a pro-rata basis determined by dividing the total number of shares remaining under purchase orders by the total number of shares remaining under sell orders. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares of Class A Common Stock for each proposed seller, then the purchase orders will be allocated equally among all of the proposed sellers up to the total number of shares offered for sale. To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, the Company may, but is not obligated to, sell authorized but unissued shares of Class A Common Stock in the Limited Market.

    The Company is currently authorized, but not obligated, to purchase up to 1,250,000 shares of Class A Common Stock in the Limited Market on any Trade Date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers and the Company, in its discretion, determines to make such purchases. The Company did not purchase shares in the Limited Market in fiscal year 1994. In fiscal year 1993, the Company purchased 54,559 shares in the Limited Market. The Company's purchases in fiscal year 1993 accounted for 2% of the total shares purchased by all buyers in the Limited Market during that year.

    During the 1994 and 1993 fiscal years, the trustees of the Company's Profit Sharing Retirement Plan II, Employee Stock Ownership Plan, CODA and 1993 Employee Stock Purchase Plan purchased an aggregate of 1,824,077 shares and 1,808,961 shares, respectively, in the Limited Market. These purchases accounted for approximately 81% and 79% of the total shares purchased by all buyers in the Limited Market during fiscal years 1994 and 1993, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A Common Stock. To the extent that purchases by the trustees of the Company's employee benefit plans decrease and purchases by the Company do not increase, the ability of stockholders to resell their shares in the Limited Market will likely be adversely affected.

    The Company received a no-action letter from the SEC (the "SEC Letter") that authorizes the Company and the Employee Stock Ownership Plan to commence on an annual basis, at the Company's discretion, a joint tender offer (a "Tender Offer") to purchase all shares of the Company's Class A Common Stock held by persons who are not directors, employees or consultants of the Company (or family members of, or trustees for, such employees, directors or consultants of the Company) as of the date the Tender Offer is commenced (the "Outside Stockholders"). Under current federal income tax laws, the Tender Offer, as structured, would allow Outside Stockholders who tender certain shares purchased by the Employee Stock Ownership Plan to defer the payment of federal income tax under Section 1042 of the Code on any capital gain derived from the sale, provided certain conditions are met.

    The Company and the Employee Stock Ownership Plan have completed one Tender Offer pursuant to which the Employee Stock Ownership Plan purchased on November 20, 1992 an aggregate of 700,444 shares of Class A Common Stock from 186 Outside Stockholders. The Company has not yet determined whether it will commence a Tender Offer during calendar year 1994. There can be no assurance that a Tender Offer will be commenced in the future or, if commenced, that it will be completed. If a Tender Offer is undertaken in the future, the Company will be required to take certain actions to ensure that such Tender Offer does not negatively affect the liquidity of the Limited Market on the Trade Date on which such Tender Offer is completed.

PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

    The Formula set forth below is used to determine the Formula Price at which the Class A Common Stock trades in the Limited Market. The Formula Price is reviewed at least four times each year, generally in conjunction with Board of Directors meetings which are currently scheduled for April, July, October and January, and is subject to the limitation that the price may not be less than 90% of the net book value per share of the Class A Common Stock at the end of the quarter immediately preceding the date on which the price revision is to occur. Pursuant to the Certificate of Incorporation, the price applicable to shares of Class B Common Stock is equal to five times the Formula Price.

    The Formula Price is determined according to the following formula: the price per share is equal to the sum of (i) a fraction, the numerator of which is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price revision is to occur ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W(1)") and (ii) a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "Market Factor"), multiplied by the earnings of the Company for the four fiscal quarters immediately preceding the price revision ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by the Company in computing primary earnings per share ("W"). The number of outstanding common shares and common share equivalents described above assumes the conversion of each share of Class B Common Stock into five shares of Class A Common Stock. The
5.66 multiplier is a constant which was first included in the Formula in March 1976. The Market Factor is a numerical factor which is intended to reflect existing securities market conditions relevant to the valuation of the Class A Common Stock and the Class B Common Stock. The Market Factor is generally reviewed quarterly by the Board of Directors in conjunction with an appraisal which is prepared by an independent appraisal firm for the committee administering the Company's qualified retirement plans (the "Committee") and which is relied upon by the Committee and the Board of Directors. Subject to the limitation set forth above, the Formula Price of the Class A Common Stock, expressed as an equation, is as follows:

                E    5.66MP
Formula Price = -- + ------
                W1     W

    The Formula was adopted in its present form by the Board of Directors on March 23, 1984 and became effective with the March 30, 1984 price revision. The Board of Directors has reviewed the Market Factor on a quarterly basis since that time. The Market Factor, as determined by the Board of Directors, remains in effect until subsequently changed by the Board of Directors.

    The following table sets forth information concerning the Formula Price for the Class A Common Stock, the applicable price for the Class B Common Stock and the Market Factor in effect for the periods beginning on the dates indicated. There can be no assurance that the Class A Common Stock or the Class B Common Stock will in the future provide returns comparable to historical rates.

                                                          PRICE          PRICE
                                                        PER SHARE      PER SHARE
                                              MARKET    OF CLASS A     OF CLASS B
DATE                                          FACTOR   COMMON STOCK   COMMON STOCK
- --------------------------------------------  ------   ------------   ------------
April 10, 1992..............................    1.4       $11.17         $55.85
July 10, 1992...............................    1.4       $11.66         $58.30
October 9, 1992.............................    1.4       $11.83         $59.15
January 8, 1993.............................    1.4       $12.01         $60.05
April 9, 1993...............................    1.4       $12.63         $63.15
July 9, 1993................................    1.4       $12.85         $64.25
October 8, 1993.............................    1.4       $13.12         $65.60
January 14, 1994............................    1.5       $14.19         $70.95
April 9, 1994...............................    1.5       $14.46         $72.30

    The Board of Directors believes that the Formula results in a fair market value for the Class A Common Stock within a broad range of financial criteria. Other than the quarterly review and possible modification of the Market Factor, the Board of Directors will not change the Formula unless (i) in the good faith exercise of its fiduciary duties and after consultation with the Company's independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A Common Stock or Class B Common Stock, the Board of Directors, including a majority of the directors who are not employees of the Company, determines that the Formula no longer results in a fair market value for the Class A Common Stock or (ii) a change in the Formula or the method of valuing the Class A Common Stock is required under applicable laws.

            HOLDERS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

    As of March 14, 1994, there were 10,038 holders of record of Class A Common Stock and 135 holders of record of Class B Common Stock. As of such date, approximately 92% of the Class A Common Stock and approximately 37% of the Class B Common Stock were beneficially owned by employees and consultants of the Company and their respective family members.

                                DIVIDEND POLICY

    The Company has never declared or paid any cash dividends on its capital stock and no cash dividends on the Class A Common Stock or Class B Common Stock are contemplated in the foreseeable future. The Company's present intention is to retain any future earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth certain selected financial data of the Company for each of the five years in the period ended January 31, 1994 and at January 31 of each such year. This table should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this Form 10-K Report.

                                        YEAR ENDED JANUARY 31
                      ----------------------------------------------------------
                         1994        1993        1992        1991        1990
                      ----------  ----------  ----------  ----------  ----------
                          (AMOUNTS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Revenues............  $1,670,882  $1,504,112  $1,285,294  $1,162,934  $1,022,221
Cost of revenues....   1,477,701   1,327,992   1,124,756   1,016,250     891,082
Selling, general and
 administrative
 expenses...........     120,387     113,174     101,935      90,722      81,805
Interest expense....       2,966       2,841       2,964       1,999       1,327
Provision for income
 taxes..............      28,328      22,030      22,023      20,662      17,230
Net income..........      41,500      38,075      33,616      33,301      30,777
Earnings per share
 (1)................        $.89        $.83        $.75        $.73        $.67
Average number of
 shares outstanding,
 including common
 stock
 equivalents........      47,429      46,179      44,825      45,921      45,976

                                            JANUARY 31 (2)
                      ----------------------------------------------------------
                         1994        1993        1992        1991        1990
                      ----------  ----------  ----------  ----------  ----------
                                        (AMOUNTS IN THOUSANDS)
Total assets........  $  611,575  $  523,613  $  437,975  $  372,788  $  345,354
Working capital.....     206,580     162,298     131,177     115,122     115,899
Long-term
 liabilities........      25,060      25,851      27,036      26,079      12,550
Stockholders'
 equity.............     335,502     280,047     234,874     205,751     188,395

- ------------------------
(1) Fully diluted earnings per share are substantially the same as primary earnings per share for the years presented. The Company has never declared or paid cash dividends on its capital stock and no cash dividends are presently contemplated.
(2) Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company applied the principles of the statement retroactively through restatement of prior financial statements which decreased stockholders' equity as of February 1, 1989 by $109,000 and increased stockholders' equity as of February 1, 1991 by $1,035,000 in the aggregate. The restatement had an immaterial effect on net income for the fiscal years ended January 31, 1992 and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

    Revenues increased 11%, 17% and 11% in 1994, 1993 and 1992, respectively, over the prior year. Revenues in 1994 continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

    The sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for 88% of revenues in 1994, 1993 and 1992. The revenue mix between the Technical Services segment and the Products segment shifted to 92% and 8% of consolidated revenues in 1994 and 1993 from 93% and 7% in 1992, respectively. Product revenues increased 21%, 28% and 32% in 1994, 1993 and 1992, respectively, over the prior year. Within the Technical Services segment, revenues are further classified between "National Security," "Environment," "Energy" and "Other Technical Services." Other Technical Services includes the health, space, transportation and commercial information technology business areas.

    National Security revenues have decreased to 50% of total revenues in 1994 from 53% in 1992. Although National Security revenues declined as a percentage of total revenues, these revenues increased 9% in 1994, 13% in 1993 and 9% in 1992 over the prior year, in spite of declines in the overall defense market during these periods. The U.S. Government maintained funding in areas in which the Company has strong capabilities, such as research and development, training and test and evaluation. Revenues in the Environment business area have remained relatively constant at 15% of total revenues for 1994 and 1993, a slight increase from 14% in 1992. In contrast, Energy revenues have decreased as a percentage of revenues to 9% in 1994 from 10% in 1993 and 13% in 1992. Other Technical Services revenues have increased to 17% of total revenues in 1994 from 16% in 1993 and 13% in 1992. The growth in Other Technical Services reflects the Company's expansion into the health, transportation and commercial markets. The continued growth in the Environment and Other Technical Services revenues mirrors the country's shift of priorities and resources from defense programs to environmental, health care and transportation concerns. The Company expects that the U.S. Government will continue to reduce overall defense spending as a result of changing priorities and budget constraints. In order for the Company to maintain or exceed historical revenue growth rates, it will need to continue to increase its market share in the National Security business area or continue to diversify into the environment, energy, health, space, transportation and commercial information technology business areas.

    Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At the end of 1994, the Company had 15,400 full-time employees compared to 14,200 and 13,100 at the end of 1993 and 1992, respectively. Material and subcontract ("M&S") revenues were $458 million in 1994, $402 million in 1993 and $313 million in 1992. As a percentage of total revenues, M&S revenues were 27% in 1994 and 1993 and 24% in 1992 and have increased primarily due to the growth of product revenues as discussed above. Product revenues generally have a very high percentage of M&S cost content.

    The Company's business is directly related to the receipt of contract awards and contract performance. Approximately 77% of the Company's revenues in 1994 were derived from 294 contracts with individual revenues greater than $1 million. Of these contracts, 20 contracts had individual revenues greater than $10 million. The remainder of the Company's revenues are produced from a large number of contracts with individual revenues less than $1 million. Although the Company has committed substantial resources and personnel required to pursue larger contracts, the Company believes it maintains a suitable environment for the performance of smaller, highly technical, research and study contracts. These smaller programs often provide the foundation for the Company's success on larger procurements.

    The following table summarizes revenues by contract type for the last three years:

                                                                          Year ended January 31
                                                                     -------------------------------
                                                                       1994       1993       1992
                                                                     ---------  ---------  ---------
Contract type:
  Cost-reimbursement...............................................         60%        59%        58%
  Time-and-materials and fixed-price level-of-effort...............         21         20         16
  Firm fixed-price.................................................         19         21         26
                                                                     ---------  ---------  ---------
Total..............................................................        100%       100%       100%
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials ("T&M") contracts typically provide for the payment of negotiated hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort ("FP-LOE") contracts are similar to T&M contracts since ultimate revenues are based upon the labor hours provided to the customer. Firm fixed-price contracts require the Company to provide stipulated products, systems or services for a fixed price. The Company assumes greater performance risk on firm fixed-price type contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. The Company incurred overruns during the performance of certain firm fixed-price contracts in 1994, 1993 and 1992, resulting in losses or lower profits for such contracts.

    The Company's principal customer, the U.S. Government, continues to shift the procurement of product and system development contracts to cost-reimbursement, T&M or FP-LOE contracts instead of firm fixed-price contracts. This, along with more selective bidding of firm fixed-price opportunities, resulted in the decrease of the percentage of the Company's revenues attributable to the higher risk, firm fixed-price contracts.

    The cost of revenues as a percentage of revenues (excluding interest income) was 88.5% in 1994, 88.3% in 1993 and 87.5% in 1992. The higher percentage of cost of revenues in 1994 and 1993 compared to 1992 is primarily attributable to two factors: faster revenue growth in the lower cost service type contracts, which typically have higher cost of revenues, and lower selling, general and administrative components compared to the Company's more traditional research and development contracts; and faster growth in M&S revenues which have nearly all their associated costs in the cost of revenues category.

    Selling, general and administrative ("SG&A") expenses as a percentage of revenues (excluding interest income) were 7.2%, 7.5% and 7.9% in 1994, 1993 and 1992, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. B&P costs remained constant in relation to revenues over the past three years. During this period, IR&D costs decreased in absolute dollars and as a percentage of revenues, as development activity on new hardware and software systems reached a cyclical low point. The overall level of IR&D spending fluctuates depending on the stage of development for various hardware and software systems. G&A expenses decreased slightly as a percentage of revenues over the past three years. The relative decrease was primarily related to the growth in M&S revenues and low cost service type contracts. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

    Operating profit margins by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Technical Services segment decreased to 3.8% in 1994 from 4.1% in 1993 and 4.4% in 1992 primarily as a result of a decrease in National Security operating profit margin to 3.1% in 1994 from 4.3% in 1993 and 3.3% in 1992. In 1994, the Company experienced overruns on certain firm fixed-price contracts in the National Security area. The operating profit margin in Other Technical Services was 5.4% in 1994, 3.2% in 1993 and 6.5% in 1992. The increase in profit margins from 1993 was a result of a decrease in the level of overruns incurred on certain firm fixed-price contracts. Environment and Energy operating profit margins remained relatively constant at 4.0% and 4.6%, respectively, for 1994. The operating profit margin in the Products segment increased to 9.3% in 1994 from 5.2% in 1993 and 6.5% in 1992. The 1994 increase in profit margin is attributable to higher margins on existing product lines. In general, operating profit margins in 1994, 1993 and 1992 are lower than historical margins due to increased competition and overruns on certain firm fixed-price contracts.

    Interest expense in 1994, 1993 and 1992 relates to interest on a building mortgage, deferred compensation, long-term notes payable and borrowings outstanding under the Company's credit/term loan agreements. Although interest expense on borrowings under the Company's credit/term loan agreements decreased from 1993, overall interest expense increased primarily due to interest accrued on the deferred compensation plans.

    The provision for income taxes increased as a percentage of income before income taxes to 40.6% in 1994 from 36.7% in 1993 and 39.6% in 1992. The increase in the effective rate for 1994 is primarily attributable to the increase in the federal statutory rate as a result of the Ominibus Budget Reconciliation Act of 1993 as well as a lower level of downward revisions of prior year tax estimates caused by ongoing resolutions of certain issues relating to prior year federal and state income tax returns.

    As described in Note A of the Notes to Consolidated Financial Statements, effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the liability method for computing deferred income taxes. One of the principal differences from the deferred method used in the financial statements is that changes in tax rates and laws will be reflected in income in the period such changes are enacted. Under the deferred method, such changes are reflected over time, if at all. The Company has applied the principles of the statement retroactively through restatement of prior financial statements which decreased stockholders' equity by $109,000 as of February 1, 1989 and increased stockholders' equity as of February 1, 1991 by $1,035,000. The restatement had an immaterial effect on net income for the years ended January 31, 1992 and 1993.

    The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, the Company anticipates will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business. On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by an operating unit of the Company under three contracts with the Department of Defense. The search warrants and subpoena state that the Government is seeking evidence regarding the making of false statements and false claims to the DOD, as well as conspiracy to commit such offenses. The Company has not been apprised of the details of the allegations being investigated nor has it been charged with any wrongdoing. Accordingly, the Company is unable to assess the impact, if any, of this investigation on its consolidated financial position, results of operations or its ability to conduct business.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit/term loan agreements. At January 31, 1994 and January 31, 1993, there were no borrowings outstanding under such agreements while $17,200,000 was outstanding at January 31, 1992. Capital expenditures, excluding land and buildings, were $21 million in 1994, $20 million in 1993 and $26 million in 1992. Expenditures for land and buildings in 1994, 1993, and 1992 were $9 million, $2 million and $9 million, respectively. Capital expenditures for 1995, including land and buildings, are expected to be approximately $38 million. Expenditures for rental of facilities and equipment were $57 million in 1994 and are expected to be approximately $60 million in 1995.

    The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms. Although receivables increased to $357 million at January 31, 1994 from $341 million at January 31, 1993, average receivable days outstanding decreased by two days in 1994 from 66 to 64 days. The decrease in average receivable days was a major factor in the increased average cash balances available for investing during the year. In addition, the Company was able to reduce average borrowings from $6,724,000 in 1993 to $541,000 in 1994.

    The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases and planned capital expenditures.

EFFECTS OF INFLATION

    The   majority  of  the  Company's  contracts  are  cost-reimbursement  type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term fixed-price and T&M type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, while costs and revenues include an inflationary increase commensurate with the general economy, net income, as a percentage of revenues, has not been significantly impacted by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Consolidated Financial Statements of the Company attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    During the fiscal years ended January 31, 1994 and 1993, the Company did not have a change in accountants or a disagreement with accountants required to be reported hereunder.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For information with respect to the Directors of the Company, see "Election of Directors" appearing in the 1994 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    For information with respect to executive compensation, see the information set forth under the caption "Executive Compensation" in the 1994 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 1994 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    For information with respect to the interests of the Company's management and others in certain transactions, see the information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1994 Proxy Statement, which information is incorporated by reference into this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements

           The Consolidated Financial Statements of the Company are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

       2. Financial Statement Schedules

           Schedule V -- Property, Plant and Equipment

           Schedule VI -- Accumulated Depreciation and Amortization of Property,
                          Plant and Equipment

           All other schedules are  omitted because they  are not applicable  or
       the   required  information  is  shown   in  the  consolidated  financial
       statements or the notes thereto.

       3. Exhibits

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
3(a)      Restated Certificate of Incorporation of the Registrant, as amended
          July 19, 1990. Incorporated by reference to Exhibit 3(a) to
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          January 31, 1991 (the "1991 10-K").
3(b)      Bylaws of the Registrant, as amended through April 10, 1992.
          Incorporated by reference to Exhibit 3(b) to the Registrant's Annual
          Report on Form 10-K for fiscal year ended January 31, 1992 (the "1992
          10-K").
4(a)*     Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan
          of the Registrant (form dated August 1992). Incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended January 31, 1993 (the "1993 10-K").
4(b)*     Form of Stock Restriction Agreement of the Registrant's Employee Stock
          Ownership Plan (form dated March 1, 1985). Incorporated by reference to Exhibit 4(e) to Registrant's Annual Report on Form 10-K for the
          fiscal year ended January 31, 1985 (the "1985 10-K").
4(c)*     Form of Stock Restriction Agreement of the Registrant's Bonus
          Compensation Plan (form dated October 1990). Incorporated by reference to Exhibit 4(f) to the 1991 10-K.
4(d)*     Form of Stock Restriction Agreement of the Registrant's Cash or
          Deferred Arrangement (TRASOP Account) (form dated March 1, 1985).
          Incorporated by reference to Exhibit 4(g) to the 1985 10-K.
4(e)*     Registrant's Bonus Compensation Plan, as amended through April 2,
          1991. Incorporated by reference to Exhibit 4(l) to the 1991 10-K.
4(f)*     Registrant's 1982 Stock Option Plan, as amended through June 9, 1989.
          Incorporated by reference to Exhibit 4(n) to Registrant's Annual
          Report on Form 10-K for the fiscal year ended January 31, 1990 (the
          "1990 10-K").
4(g)*     Registrant's 1992 Stock Option Plan. Incorporated by reference to
          Exhibit 4(o) to the 1992 10-K.
4(h)*     Form of Non-Qualified Stock Option Agreement (Employee, Director and
          Consultant) - 1982 Stock Option Plan (form dated October 1990).
          Incorporated by reference to Exhibit 4(p) to the 1991 10-K.
4(i)*     Form of Stock Restriction Agreement of the Registrant's Employee Stock
          Ownership Plan (TRASOP Account) (form dated April 1, 1991).
          Incorporated by reference to Exhibit 4(r) to the 1991 10-K.
4(j)*     Registrant's 1993 Employee Stock Purchase Plan. Incorporated by
          reference to Annex I to the Registrant's Proxy Statement for the 1993
          Annual Meeting of Stockholders as filed April 1993 with the SEC.
4(k)*     Form of Stock Restriction Agreement of the Registrant's Bonus
          Compensation Plan (form dated July 1992). Incorporated by reference to
          Exhibit 4(v) to the 1993 10-K.
4(l)*     Registrant's Stock Compensation Plan.
4(m)*     Registrant's Management Stock Compensation Plan.
10(a)*    Registrant's Keystaff Deferral Plan, as amended through January 31,
          1991. Incorporated by reference to Exhibit 10(a) to the 1991 10-K.
10(b)     Sixth Amendment dated as of August 10, 1993 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
10(c)     Fifth Amendment dated as of August 4, 1992 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to the 1993 10-K.
10(d)     Fourth Amendment dated as of June 30, 1992 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(c) to the 1993 10-K.
10(e)     Third Amendment dated as of July 1, 1991 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to the 1992 10-K.
10(f)     Second Amendment dated as of August 31, 1990 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to the 1991 10-K.
10(g)     First Amendment dated as of June 24, 1989, to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to the 1990 10-K.
10(h)     Credit Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to Registrant's Annual
          Report on Form 10-K for the fiscal year ended January 31, 1989 (the
          "1989 10-K").
10(i)     Sixth Amendment dated as of July 22, 1993 to Registrant's Credit
          Agreement with Bank of America NT&SA (successor by merger to Security
          Pacific National Bank) dated as of October 31, 1988.
10(j)     Fifth Amendment dated as of August 10, 1992 to Registrant's Credit
          Agreement with Bank of America NT&SA (successor by merger to Security
          Pacific National Bank) dated as of October 31, 1988. Incorporated by reference to Exhibit 10(h) to the 1993 10-K.
10(k)     Fourth Amendment dated as of June 26, 1992 to Registrant's Credit
          Agreement with Bank of America NT&SA (successor by merger to Security
          Pacific National Bank) dated as of October 31, 1988. Incorporated by reference to Exhibit 10(i) to the 1993 10-K.
10(l)     Third Amendment dated as of June 14, 1991 to Registrant's Credit
          Agreement with Security Pacific National Bank dated as of October 31,
          1988. Incorporated by reference to Exhibit 10(f) to the 1992 10-K.
10(m)     Second Amendment dated as of June 14, 1990 to Registrant's Credit
          Agreement with Security Pacific National Bank dated as of October 31,
          1988. Incorporated by reference to Exhibit 10(c) to the 1991 10-K.
10(n)     First Amendment dated as of June 15, 1989 to Registrant's Credit
          Agreement with Security Pacific National Bank dated as of October 31,
          1988. Incorporated by reference to Exhibit 10(c) to the 1990 10-K.
10(o)     Credit Agreement with Security Pacific National Bank dated as of
          October 31, 1988. Incorporated by reference to Exhibit 10(c) to the
          1989 10-K.
10(p)     Second Amendment dated as of July 30, 1993 and November 3, 1993 to
          Registrant's Credit Agreement with Continental Bank, N.A. dated as of
          May 26, 1992.
10(q)     First Amendment dated as of June 18, 1992 to Registrant's Credit
          Agreement with Continental Bank, N.A. dated as of May 26, 1992.
          Incorporated by reference to Exhibit 10(n) to the 1993 10-K.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
10(r)     Credit Agreement with Continental Bank dated as of May 26, 1992.
          Incorporated by reference to Exhibit 10(o) to the 1993 10-K.
10(s)     First Amendment dated as of July 22, 1993 to Registrant's Employee
          Stock Purchase Loan Agreement with Bank of America NT&SA dated as of
          November 10, 1992.
10(t)     Registrant's Employee Stock Purchase Loan Agreement with Bank of
          America NT&SA dated November 10, 1992.
10(u)     Registrant's Overdraft Facility with Bank of America dated July 26,
          1990, as amended through November 25, 1991. Incorporated by reference to Exhibit 10(o) to the 1992 10-K.
11        Statement re: computation of per share earnings.
21        Subsidiaries of the Registrant.
28(a)     Annual Report of the Registrant's Employee Stock Pur-chase Plan for the plan year ended January 31, 1994.
28(b)     Annual Report of the Registrant's Cash or Deferred Arrangement for the
          year ended December 31, 1993.

- ------------------------
 *    Executive Compensation Plans and Arrangements.

    (b) Reports on Form 8-K in the fourth quarter of the fiscal year ended January 31, 1994: NONE.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
                                          SCIENCE APPLICATIONS
                                           INTERNATIONAL CORPORATION

                                          By:          /s/ J.R. BEYSTER

                                             -----------------------------------
                                                        J.R. Beyster
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER
Date: April 9, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE                  DATE
- -----------------------------------  -------------------------  ----------------
               /s/ J.R. BEYSTER
                                     Chairman of the Board and
- -----------------------------------   Principal Executive        April 9, 1994
           J.R. Beyster               Officer
             /s/ W.A. ROPER, JR.
                                     Principal Financial
- -----------------------------------   Officer                    April 9, 1994
          W.A. Roper, Jr.
               /s/ P.N. PAVLICS
                                     Principal Accounting
- -----------------------------------   Officer                    April 9, 1994
           P.N. Pavlics
                  /s/ A.L. ALM
- -----------------------------------  Director                    April 9, 1994
             A.L. Alm
- -----------------------------------
             V.N. Cook               Director                    April   , 1994
                /s/ S.J. DALICH
- -----------------------------------  Director                    April 9, 1994
            S.J. Dalich
                 /s/ C.K. DAVIS
- -----------------------------------  Director                    April 9, 1994
            C.K. Davis
               /s/ W.H. DEMISCH
- -----------------------------------  Director                    April 9, 1994
           W.H. Demisch
- -----------------------------------
           E.A. Frieman              Director                    April   , 1994
                 /s/ D.A. HICKS
- -----------------------------------  Director                    April 9, 1994
            D.A. Hicks

             SIGNATURE                         TITLE                  DATE
- -----------------------------------  -------------------------  ----------------
                 /s/ B.R. INMAN
- -----------------------------------  Director                    April 9, 1994
            B.R. Inman
                 /s/ D.M. KERR
- -----------------------------------  Director                    April 9, 1994
             D.M. Kerr
                  /s/ L.A. KULL
- -----------------------------------  Director                    April 9, 1994
             L.A. Kull
                 /s/ M.R. LAIRD
- -----------------------------------  Director                    April 9, 1994
            M.R. Laird
                /s/ W.M. LAYSON
- -----------------------------------  Director                    April 9, 1994
            W.M. Layson
                /s/ C.B. MALONE
- -----------------------------------  Director                    April 9, 1994
            C.B. Malone
                /s/ J.W. MCRARY
- -----------------------------------  Director                    April 9, 1994
            J.W. McRary
               /s/ B.J. SHILLITO
- -----------------------------------  Director                    April 9, 1994
           B.J. Shillito
               /s/ E.A. STRAKER
- -----------------------------------  Director                    April 9, 1994
           E.A. Straker
               /s/ M.R. THURMAN
- -----------------------------------  Director                    April 9, 1994
           M.R. Thurman
            /s/ J.H. WARNER, JR.
- -----------------------------------  Director                    April 9, 1994
         J.H. Warner, Jr.
                 /s/ J.A. WELCH
- -----------------------------------  Director                    April 9, 1994
            J.A. Welch
               /s/ J.B. WIESLER
- -----------------------------------  Director                    April 9, 1994
           J.B. Wiesler
                 /s/ W.E. ZISCH
- -----------------------------------  Director                    April 9, 1994
            W.E. Zisch

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT ACCOUNTANTS.....................................      F-2
FINANCIAL STATEMENTS
Consolidated Statement of Income for the three years ended January 31,
 1994.................................................................      F-3
Consolidated Balance Sheet at January 31, 1994 and 1993...............      F-4
Consolidated Statement of Stockholders' Equity for the three years
 ended January 31, 1994...............................................      F-5
Consolidated Statement of Cash Flows for the three years ended January
 31, 1994.............................................................      F-6
Notes to Consolidated Financial Statements............................      F-7
FINANCIAL STATEMENT SCHEDULES
Schedule V -- Property, Plant and Equipment...........................      F-17
Schedule VI -- Accumulated Depreciation and Amortization of Property,
               Plant and Equipment....................................      F-18

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Science Applications International Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Science Applications International Corporation and its subsidiaries at January 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE
San Diego, California
April 7, 1994

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                 YEAR ENDED JANUARY 31
                                        ----------------------------------------
                                           1994           1993           1992
                                        ----------     ----------     ----------
                                        (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues...........................     $1,670,882     $1,504,112     $1,285,294
Costs and expenses:
  Cost of revenues.................      1,477,701      1,327,992      1,124,756
  Selling, general and
   administrative expenses.........        120,387        113,174        101,935
  Interest expense.................          2,966          2,841          2,964
                                        ----------     ----------     ----------
                                         1,601,054      1,444,007      1,229,655
                                        ----------     ----------     ----------
Income before income taxes.........         69,828         60,105         55,639
Provision for income taxes.........         28,328         22,030         22,023
                                        ----------     ----------     ----------
Net income.........................     $   41,500     $   38,075     $   33,616
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Earnings per share.................     $      .89     $      .83     $      .75
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Average number of shares
  outstanding, including common
  stock equivalents................         47,429         46,179         44,825
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                  JANUARY 31
                                                              ------------------
                                                                1994      1993
                                                              --------  --------
                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 53,556  $ 15,989
  Receivables...............................................   356,836   341,109
  Inventories...............................................    14,764    14,136
  Prepaid expenses..........................................    10,354     8,779
  Deferred income taxes.....................................    22,083    12,499
                                                              --------  --------
    Total current assets....................................   457,593   392,512
Property and equipment......................................    50,581    49,771
Land and buildings..........................................    69,161    61,486
Other assets................................................    34,240    19,844
                                                              --------  --------
                                                              $611,575  $523,613
                                                              --------  --------
                                                              --------  --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $133,433  $116,620
  Accrued payroll and employee benefits.....................   106,548    87,318
  Income taxes payable......................................     9,889    13,643
  Notes payable and current portion of long-term
   liabilities..............................................     1,143       134
                                                              --------  --------
    Total current liabilities...............................   251,013   217,715
Long-term liabilities.......................................    25,060    25,851
Stockholders' equity, per accompanying statement:
  Class A common stock, $.01 par value......................       443       427
  Class B common stock, $.05 par value......................        19        19
  Additional paid-in capital................................   172,713   136,613
  Retained earnings.........................................   162,327   142,988
                                                              --------  --------
    Total stockholders' equity..............................   335,502   280,047
Commitments and contingencies (Note J)......................
                                                              --------  --------
                                                              $611,575  $523,613
                                                              --------  --------
                                                              --------  --------

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK
                          -----------------------------------
                               CLASS A            CLASS B
                          -----------------   ---------------
                             100,000,000         5,000,000
                               SHARES             SHARES
                             AUTHORIZED         AUTHORIZED      ADDITIONAL
                          -----------------   ---------------    PAID-IN    RETAINED
                           SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL    EARNINGS
                          --------   ------   ------   ------   ---------   ---------
                                                (IN THOUSANDS)
Balance at January 31,
 1991...................    41,229    $412      448      $22    $  93,203   $ 111,655
  Restatement for change
   in accounting
   principle (Note A)...                                            1,963        (928)
  Issuances of common
   stock................     2,602      26                         19,948
  Repurchases of common
   stock................    (2,330)    (23)     (36)      (1)      (5,668)    (19,830)
  Income tax benefit
   from employee stock
   transactions.........                                              792
  Net income............                                                       33,616
                          --------   ------   ------   ------   ---------   ---------
Balance at January 31,
 1992...................    41,501     415      412       21      110,238     124,513
  Issuances of common
   stock................     3,311      33                         29,962
  Repurchases of common
   stock................    (2,093)    (21)     (40)      (2)      (6,055)    (19,600)
  Income tax benefit
   from employee stock
   transactions.........                                            2,468
  Net income............                                                       38,075
                          --------   ------   ------   ------   ---------   ---------
Balance at January 31,
 1993...................    42,719     427      372       19      136,613     142,988
  Issuances of common
   stock................     3,922      39                         40,196
  Repurchases of common
   stock................    (2,326)    (23)      (8)               (7,873)    (22,161)
  Income tax benefit
   from employee stock
   transactions.........                                            3,777
  Net income............                                                       41,500
                          --------   ------   ------   ------   ---------   ---------
Balance at January 31,
 1994...................    44,315    $443      364      $19    $ 172,713   $ 162,327
                          --------   ------   ------   ------   ---------   ---------
                          --------   ------   ------   ------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        YEAR ENDED JANUARY 31
                                                    ------------------------------
                                                      1994       1993       1992
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Cash flows from operating activities:
  Net income......................................  $ 41,500   $ 38,075   $ 33,616
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization.................    23,127     21,815     19,280
    Non-cash compensation.........................     8,831      7,830      8,842
    Gain on sales of certain business assets......      (396)       (22)    (1,129)
    Loss on disposal of property and equipment....     1,102      1,419        471
    Loss on disposal of land and building.........                  253
    Increase (decrease) in cash resulting from
     changes in:
      Receivables.................................   (14,224)   (39,395)   (15,317)
      Inventories.................................       548       (403)     2,978
      Prepaid expenses............................      (769)     2,154     (1,654)
      Deferred income taxes.......................    (9,584)    (6,436)    (6,063)
      Other assets................................      (848)    (1,924)     8,238
      Progress payments...........................    (2,243)   (16,951)   (36,155)
      Accounts payable and accrued liabilities....    16,813     35,284     16,414
      Accrued payroll and employee benefits.......    19,215     17,293      4,288
      Income taxes payable........................        23      9,017     (1,223)
                                                    --------   --------   --------
                                                      83,095     68,009     32,586
                                                    --------   --------   --------
Cash flows from investing activities:
  Expenditures for property and equipment.........   (21,261)   (20,168)   (26,011)
  Expenditures for land and buildings.............    (9,012)    (2,093)    (8,515)
  Acquisitions of certain business assets.........   (10,393)    (6,716)    (2,003)
  Proceeds from sales of certain business
   assets.........................................       198        491      1,688
  Proceeds from disposal of property and
   equipment......................................       368        290        282
  Purchase of marketable securities...............    (6,187)
  Increase in prefunding of voluntary employee
   beneficiary association........................      (806)    (2,210)    (1,012)
                                                    --------   --------   --------
                                                     (47,093)   (30,406)   (35,571)
                                                    --------   --------   --------
Cash flows from financing activities:
  Net (repayments) borrowings under revolving
   credit agreements..............................              (17,200)    17,200
  Decrease in notes payable and long-term
   liabilities....................................    (1,029)    (2,805)    (1,139)
  Sales of common stock...........................    32,651     23,509     12,448
  Repurchases of common stock.....................   (30,057)   (25,678)   (25,522)
                                                    --------   --------   --------
                                                       1,565    (22,174)     2,987
                                                    --------   --------   --------
  Increase in cash and cash equivalents...........    37,567     15,429          2
  Cash and cash equivalents at beginning of
   year...........................................    15,989        560        558
                                                    --------   --------   --------
  Cash and cash equivalents at end of year........  $ 53,556   $ 15,989   $    560
                                                    --------   --------   --------
                                                    --------   --------   --------

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of Science Applications International Corporation and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    CONTRACT REVENUES

    The major portion of the Company's revenues results from contract services performed for the United States Government or from subcontracts with other contractors engaged in work for the United States Government under a variety of contracts, some of which provide for reimbursement of cost plus fees and others which are fixed-price or time-and-materials type contracts. Generally, revenues and fees on contracts are recognized as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues from the sale of manufactured products are recorded when the products are shipped.

    The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through 1990. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

    CASH AND CASH EQUIVALENTS

    Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value.

    MARKETABLE SECURITIES

    Marketable securities consist of long-term municipal bonds and are valued at cost which approximates fair market value. Marketable securities of $6,187,000 are included in other assets at January 31, 1994.

    INVENTORIES

    Inventories are valued at the lower of cost or market. Cost is determined using the moving average and first-in, first-out methods.

    BUILDINGS, PROPERTY AND EQUIPMENT

    Depreciation and amortization of buildings and related improvements are provided using the straight-line method over estimated useful lives of thirty to forty years and ten years, respectively. Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets, primarily using a declining-balance method. The useful lives are three to ten years for equipment and the shorter of the useful lives or the terms of the leases for leasehold improvements.

    Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

    INCOME TAXES

    Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method under Accounting Principles

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Board Opinion No. 11 to the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Additionally, under the liability method, changes in tax rates and laws will be reflected in income in the period such changes are enacted. Under the deferred method, changes in tax rates and laws were either reflected over future periods or not at all.

    The Company has applied the principles of SFAS No. 109 retroactively through restatement of prior financial statements which increased stockholders' equity as of February 1, 1991 by an aggregate of $1,035,000. The restatement had an immaterial effect on net income for the years ended January 31, 1992 and 1993.

    COMMON STOCK AND EARNINGS PER SHARE

    Class A and Class B common stock are collectively referred to as common stock in the Notes to Consolidated Financial Statements unless otherwise indicated.

    Computations of earnings per share are based on the weighted average number of shares of common stock outstanding, increased by the effect of dilutive options using the modified treasury stock method for 1994 and 1993, and the treasury stock method for 1992. Fully diluted earnings per share was substantially the same as primary earnings per share in 1994, 1993 and 1992.

    A general public market for the Company's common stock does not exist. Periodic determinations of fair value of the common stock are made by the Board of Directors, with the assistance of an independent appraisal firm, pursuant to a stock price formula. The Board of Directors reserves the right to alter the formula.

    RECLASSIFICATIONS

    Certain  amounts  from  previous  years   have  been  reclassified  in   the
consolidated financial statements to conform to the 1994 presentation.

NOTE B -- BUSINESS SEGMENT INFORMATION:

    The Company's principal business involves the application of scientific expertise, together with computer and systems technology, to solve complex technical problems for government agencies and industrial customers. The skills of the professional staff encompass a variety of scientific and technical disciplines and the management structure is based upon broad technological groupings, not necessarily related to any particular industry, line of business, geographical area, market or class of customer.

    For purposes of analyzing and understanding the Company's financial statements, its operations have been classified into two broad segments:
Technical Services and Products. The Technical Services segment is further classified between the National Security, Environment, Energy and all Other business areas. Other business areas include health, space, transportation and commercial information technology.

    Technical services consist of applied and basic research; analyses and development of new and existing policies, concepts, systems and programs; design and development of computer software; systems engineering; systems integration; test and evaluation of new products or systems; technical operational and management support; environmental engineering; and engineering support to existing facilities, laboratories, and systems.

    Products include custom designed and standard hardware and software products such as data display devices, "ruggedized" personal computers, sensors and nondestructive imaging instruments. These products typically incorporate Company-developed hardware and software as well as hardware and software manufactured by others.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Technical Services segment information from previous years has been restated to conform to the 1994 presentation which reflects the change to further classify revenues into the Environment and Energy business areas. The restatement had no effect on the consolidated financial position or results of operations for the years ended January 31, 1993 and 1992.

    Industry segment information is as follows:

                                                    YEAR ENDED JANUARY 31
                                           ---------------------------------------
                                              1994          1993          1992
                                           -----------   -----------   -----------
                                                       (IN THOUSANDS)
Contract revenues:
  Technical Services--
    National Security....................  $   830,581   $   764,280   $   678,595
    Environment..........................      253,937       225,958       174,689
    Energy...............................      156,694       157,320       168,307
    Other................................      287,622       239,926       172,309
  Products...............................      140,741       116,349        91,204
Interest income..........................        1,307           279           190
                                           -----------   -----------   -----------
Total revenues...........................  $ 1,670,882   $ 1,504,112   $ 1,285,294
                                           -----------   -----------   -----------
                                           -----------   -----------   -----------
Operating profit:
  Technical Services--
    National Security....................  $    25,560   $    32,683   $    22,423
    Environment..........................       10,158         9,189         8,407
    Energy...............................        7,163         7,085        10,518
    Other................................       15,448         7,636        11,133
  Products...............................       13,158         6,074         5,932
                                           -----------   -----------   -----------
                                                71,487        62,667        58,413
Interest income..........................        1,307           279           190
Interest expense.........................       (2,966)       (2,841)       (2,964)
                                           -----------   -----------   -----------
Income before income taxes...............  $    69,828   $    60,105   $    55,639
                                           -----------   -----------   -----------
                                           -----------   -----------   -----------
Identifiable assets:
  Technical Services--
    National Security....................  $   150,658   $   165,088   $   148,302
    Environment..........................       62,681        54,356        33,031
    Energy...............................       37,296        46,409        55,081
    Other................................       82,161        44,793        30,202
  Products...............................       38,803        43,956        31,268
                                           -----------   -----------   -----------
                                               371,599       354,602       297,884
Corporate and other assets...............      239,976       169,011       139,369
                                           -----------   -----------   -----------
Total assets.............................  $   611,575   $   523,613   $   437,253
                                           -----------   -----------   -----------
                                           -----------   -----------   -----------

    Because of the nature of the Company's business, sales between segments are not material. Segment operating results reflect general corporate expense allocations because all such expenses are allocated to individual cost objectives by the Company, as required by Government Cost Accounting Standards. Identifiable assets of the respective industry segments consist of receivables and inventories. All other assets are either corporate in nature, are not identifiable with particular segments or are not material. Capital expenditures and depreciation and amortization are not identified as to industry segments for similar reasons.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    During 1994, 1993 and 1992, approximately 88% of the Company's contract revenues were attributable to prime contracts with the United States Government or to subcontracts with other contractors engaged in work for the United States Government. Foreign operations and revenues directly attributable to foreign customers are not material.

NOTE C -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                  JANUARY 31
                                                              ------------------
                                                                1994      1993
                                                              --------  --------
                                                                (IN THOUSANDS)
Inventories:
  Contracts-in-process, less progress payments of $3,903 and
   $5,079 at January 31, 1994 and 1993, respectively........  $  7,196  $  2,964
  Raw materials.............................................     7,568    11,172
                                                              --------  --------
                                                              $ 14,764  $ 14,136
                                                              --------  --------
                                                              --------  --------
Property and equipment at cost:
  Computers and other equipment.............................  $120,617  $111,979
  Office furniture and fixtures.............................    15,551    16,211
  Leasehold improvements....................................    10,951    12,279
                                                              --------  --------
                                                               147,119   140,469
  Less accumulated depreciation and amortization............    96,538    90,698
                                                              --------  --------
                                                              $ 50,581  $ 49,771
                                                              --------  --------
                                                              --------  --------
Land and buildings at cost:
  Buildings and improvements................................  $ 57,785  $ 49,991
  Land......................................................    17,078    15,860
  Land held for future use..................................       790       790
                                                              --------  --------
                                                                75,653    66,641
Less accumulated depreciation and amortization..............     6,492     5,155
                                                              --------  --------
                                                              $ 69,161  $ 61,486
                                                              --------  --------
                                                              --------  --------
Accounts payable and accrued liabilities:
  Accounts payable..........................................  $ 55,720  $ 64,703
  Collections in excess of revenues on uncompleted
   contracts................................................    44,881    31,970
  Other accrued liabilities.................................    32,832    19,947
                                                              --------  --------
                                                              $133,433  $116,620
                                                              --------  --------
                                                              --------  --------
Accrued payroll and employee benefits:
  Salaries, bonuses and amounts withheld from employees'
   compensation.............................................  $ 59,891  $ 46,748
  Accrued vacation..........................................    36,731    32,237
  Accrued contributions to employee benefit plans...........     9,926     8,333
                                                              --------  --------
                                                              $106,548  $ 87,318
                                                              --------  --------
                                                              --------  --------

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D -- RECEIVABLES:

    Receivables consist of the following:

                                                                  JANUARY 31
                                                              ------------------
                                                                1994      1993
                                                              --------  --------
                                                                (IN THOUSANDS)
Receivables, primarily U.S. Government, less allowance for
 doubtful accounts of $755 and $667 at January 31, 1994 and
 1993, respectively:
  Billed....................................................  $256,996  $231,334
  Unbilled, less progress payments of $16,738 and $17,805 at
   January 31, 1994 and 1993, respectively..................    81,699    91,433
  Contract retentions.......................................    18,141    18,342
                                                              --------  --------
                                                              $356,836  $341,109
                                                              --------  --------
                                                              --------  --------

    Unbilled receivables at January 31, 1994 and 1993 include $16,228,000 and $13,699,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed. The balance of unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be collected within one year. The majority of the retention balance is expected to be collected beyond one year.

NOTE E -- NOTES PAYABLE:

    The Company has substantially equivalent unsecured revolving credit/term loan agreements with three banks totaling $67,500,000 which allow borrowings on a revolving basis until July 1, 1996. At that time, the Company has the option to borrow under three-year term notes, payable in twelve quarterly installments. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, London interbank borrowing, certificate of deposit, bankers' acceptance, or other negotiated rates. Annual facility fees are 1/4 of 1% of the total commitment during the initial revolving credit term.

    There were no balances outstanding under the credit/term loan agreements at January 31, 1994 and January 31, 1993. At January 31, 1992, $17,200,000 was
outstanding at an interest rate of 4.5%. As of January 31, 1994 the entire $67,500,000 was available under the most restrictive debt covenants of the credit/term loan agreements. The maximum amounts outstanding were $19,200,000, $31,000,000 and $36,500,000 in 1994, 1993 and 1992, respectively. The average amount outstanding was  $541,000, $6,724,000 and  $11,308,000 during 1994,  1993 and 1992, respectively. The weighted average interest rate in 1994, 1993 and 1992 was 3.5%, 4.5% and 5.8%, respectively, based upon average daily balances.

NOTE F -- EMPLOYEE BENEFIT PLANS:

    The Company has two principal Profit Sharing Retirement Plans. A majority of employees participate in either plan and their interests vest 25% per year in the third through sixth year of service. Participants also become fully vested upon reaching age 59-1/2, permanent disability or death. Contributions charged to income under the plans were $20,471,000, $19,114,000 and $16,320,000 for
1994, 1993 and 1992, respectively.

    The Company has an Employee Stock Ownership Plan in which most employees participate. The vesting requirements for the Employee Stock Ownership Plan are the same as the Profit Sharing Retirement Plans. Contributions charged to income under the plan were $15,096,000, $13,904,000 and $12,092,000 for 1994, 1993 and
1992, respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company has a Cash or Deferred Arrangement (CODA) which allows participants to defer a portion of their income through contributions. Such contributions are not taxable to the participant until distributed from the CODA. Company contributions to the CODA of $7,673,000, $6,608,000 and $5,962,000 were charged to income in 1994, 1993 and 1992, respectively. Benefits under the CODA are fully vested to participants and are payable upon termination, retirement, permanent disability or death.

    The Company has a Bonus Compensation Plan providing for bonuses to reward outstanding employee performance. Bonuses are paid in the form of cash, fully vested Company common stock or vesting Company common stock. Awards of vesting Company common stock made prior to July 10, 1992, vest at the rate of 10%, 20%, 30% and 40% after one, two, three and four years, respectively, from the date of award. Awards of vesting Company common stock made after July 10, 1992, vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The amounts charged to income under the plan were $20,111,000, $19,234,000 and $16,340,000 for 1994, 1993 and 1992, respectively.

    The Company also has an Employee Stock Purchase Plan which allows eligible employees to purchase shares of the Company's common stock, with the Company contributing 5% of the existing formula price. There are no charges to income under the plan.

NOTE G -- INCOME TAXES:

    The provision for income taxes includes the following:

                                                        YEAR ENDED JANUARY 31
                                                    ------------------------------
                                                      1994       1993       1992
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Payable currently:
  Federal.........................................  $ 31,482   $ 27,247   $ 13,985
  State...........................................     7,408      7,224      4,086
Deferred:
  Federal.........................................    (8,650)   (10,121)     3,543
  State...........................................    (1,912)    (2,320)       409
                                                    --------   --------   --------
                                                    $ 28,328   $ 22,030   $ 22,023
                                                    --------   --------   --------
                                                    --------   --------   --------

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following temporary differences:

                                                                  JANUARY 31
                                                              -------------------
                                                                1994       1993
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued vacation pay........................................  $ 14,011   $ 11,984
Income recognition:
  Completed contract method.................................     6,727      6,730
  Contractually billable method.............................    10,879      3,033
Deferred compensation.......................................     5,374      4,674
Vesting stock bonuses.......................................     3,720      3,154
State income taxes..........................................       843      1,366
Other.......................................................     1,541      1,024
                                                              --------   --------
  Total deferred tax assets.................................    43,095     31,965
                                                              --------   --------
Employee benefit plan contributions.........................   (10,270)   (10,011)
Depreciation and amortization...............................    (5,054)    (4,140)
Contributions to voluntary employee beneficiary
 association................................................    (1,562)    (2,041)
Other.......................................................      (520)      (909)
                                                              --------   --------
  Total deferred tax liabilities............................   (17,406)   (17,101)
                                                              --------   --------
Net deferred tax asset......................................  $ 25,689   $ 14,864
                                                              --------   --------
                                                              --------   --------

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (35% for 1994, 34% for 1993 and 1992) to income before income taxes follows:

                                                        YEAR ENDED JANUARY 31
                                                    ------------------------------
                                                      1994       1993       1992
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Amount computed at statutory rate.................  $ 24,440   $ 20,436   $ 18,917
State income taxes, net of federal tax benefit....     3,573      3,236      2,967
Revision of prior years' tax estimates............      (251)    (1,887)    (1,388)
Other.............................................       566        245      1,527
                                                    --------   --------   --------
                                                    $ 28,328   $ 22,030   $ 22,023
                                                    --------   --------   --------
                                                    --------   --------   --------

    Other assets include deferred income taxes of $3,606,000 and $2,365,000 at January 31, 1994 and 1993, respectively. Income taxes paid in 1994, 1993 and 1992 amounted to $38,392,000, $25,480,000 and $19,498,000, respectively. The effective rates for 1994, 1993 and 1992 have been reduced as a result of ongoing resolutions of certain issues relating to prior year federal and state income tax returns.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H -- LONG-TERM LIABILITIES:

    Long-term liabilities consist of the following:

                                                                   JANUARY 31
                                                                ----------------
                                                                 1994     1993
                                                                -------  -------
                                                                 (IN THOUSANDS)
Mortgage payable collateralized by real property..............  $12,654  $12,749
Deferred compensation.........................................   11,609   10,362
Other.........................................................    1,940    2,874
                                                                -------  -------
                                                                 26,203   25,985
Less current portion..........................................    1,143      134
                                                                -------  -------
                                                                $25,060  $25,851
                                                                -------  -------
                                                                -------  -------

    In connection with the purchase of land and a building in 1991, the Company assumed a mortgage note of $12,800,000. Terms of the note include an 8.88% interest rate with interest only monthly payments until July 1, 1992 and monthly payments of principal and interest of $102,000 from August 1, 1992 until July 1, 1997 when the remaining principal balance becomes due.

    The Company maintains a Keystaff Deferral Plan for the benefit of key executives and directors, pursuant to which eligible participants may elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under the plan but does credit participant accounts for deferred compensation amounts and for interest earned on such deferred compensation. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (7.26% in 1994). Deferred balances will generally be paid upon the later of ten years of plan participation or retirement unless participants elect an early pay-out.

    The fair value of the Company's long-term liabilities is estimated based on the current rates offered to the Corporation for similar debt of the same remaining maturities. The carrying amount of the Company's long-term liabilities approximates fair value.

    Maturities of long-term liabilities are as follows:

YEAR ENDING
JANUARY 31
- ----------------------------------------------------------------
(IN THOUSANDS)
1995............................................................     $ 1,143
1996............................................................       8,392
1997............................................................         158
1998............................................................      13,952
1999............................................................          38
2000 and after..................................................       2,520
                                                                  --------------
                                                                     $26,203
                                                                  --------------
                                                                  --------------

NOTE I -- COMMON STOCK AND OPTIONS:

    The Company has options outstanding under two stock option plans, the 1992 Stock Option Plan (the 1992 plan), which was adopted effective July 10, 1992, and the 1982 Stock Option Plan (the 1982 Plan). Under the 1992 and 1982 Plans, options are granted at prices not less than the formula price at the date of grant and for terms not greater than ten years. Options granted prior to July 10, 1992 generally become exercisable 10%, 20%, 30% and 40% after one, two, three and four years, respectively, from the date of grant. Options granted after July 10, 1992 generally become exercisable 20%,

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20%, 20% and 40% after one, two, three and four years, respectively, from the date of grant. No options have been granted under the 1982 Plan after July 10, 1992, the date on which the plan terminated. The Company makes no charge to income in connection with these Plans.

    As of January 31, 1994, 19,507,000 shares of Class A common stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. As of January 31, 1994, options for 3,315,000 shares of Class A common stock were exercisable and 8,818,000 shares of Class A common stock were available for future grants.

    A summary of changes in outstanding options under the Plans during the three years ended January 31, 1994, is as follows:

                                                                     SHARES OF
                                                                      CLASS A
                                                                   COMMON STOCK
                                                 OPTION PRICES      UNDERLYING
                                                   PER SHARE          OPTIONS
                                                ----------------  ---------------
                                                                  (IN THOUSANDS)
January 31, 1991..............................  $ 5.71 to $ 9.76         8,678
  Options granted.............................   9.76 to  10.83          3,403
  Options canceled............................   5.71 to  10.83           (507)
  Options exercised...........................   5.71 to  9.74          (1,584)
                                                                       -------
January 31, 1992..............................   6.82 to  10.83          9,990
  Options granted.............................  11.15 to  11.83          2,864
  Options canceled............................   6.82 to  11.83           (556)
  Options exercised...........................   6.82 to  10.83         (1,759)
                                                                       -------
January 31, 1993..............................   7.04 to  11.83         10,539
  Options granted.............................  12.01 to  13.12          2,580
  Options canceled............................   7.04 to  13.12           (442)
  Options exercised...........................   7.04 to  11.83         (1,988)
                                                                       -------
January 31, 1994..............................  $ 8.19 to $13.12        10,689
                                                                       -------
                                                                       -------

    The Company has agreed to make available for issuance, purchase or options approximately 1,635,000 shares of Class A common stock to employees, prospective employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events. The selling price of shares and the exercise price of options are to be the formula price at the date such shares are made available or options are granted.

NOTE J -- COMMITMENTS AND CONTINGENCIES:

    The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable leases. Rental expenses for facilities and equipment totaled $57,213,000, $54,050,000 and $51,386,000 in 1994, 1993 and 1992,
respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Minimum   rental   commitments,   primarily   for   facilities,   under  all
noncancelable operating leases in effect at January 31, 1994, are payable as follows:

YEAR ENDING
JANUARY 31
- ----------------------------------------------------------------
(IN THOUSANDS)
1995............................................................     $ 36,644
1996............................................................       21,305
1997............................................................       15,326
1998............................................................       10,222
1999............................................................        7,914
2000 and after..................................................       16,913
                                                                  --------------
                                                                     $108,324
                                                                  --------------
                                                                  --------------

    The Company leases a general purpose office building and has guaranteed a $12,250,000 loan on behalf of the building owner. Certain financial ratios and balances required by the guarantee have been maintained.

    Other commitments at January 31, 1994 include outstanding letters of credit aggregating $8,442,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $79,291,000, principally related to performance and payment type bonds.

    The Company is subject to certain Government inquiries and investigations of its business practices. The Company does not anticipate any action as a result of such inquiries and investigations which would have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

    Subsequent to the year ended January 31, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by an operating unit of the Company under three contracts with the Department of Defense (DOD). The search warrants and the subpoena state that the Government is seeking evidence regarding the making of false statements and false claims to the DOD, as well as conspiracy to commit such offenses. The Company has not been apprised of the details of the allegations being investigated nor has it been charged with any wrongdoing. Accordingly, the Company is unable to assess the impact, if any, of this investigation on its consolidated financial position or results of operations or its ability to conduct business.

NOTE K -- SUPPLEMENTARY INCOME STATEMENT INFORMATION:
    Charges  to  costs  and  expenses  for  depreciation  and  amortization   of
buildings, property and equipment were $20,120,000, $19,956,000 and $17,294,000 for 1994, 1993 and 1992, respectively.

    The Company expensed $5,689,000, $8,238,000 and $9,362,000 of independent research and development costs during 1994, 1993 and 1992, respectively.

    Total interest paid in 1994, 1993 and 1992 amounted to $1,449,000, $1,743,000 and $2,144,000, respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                            COL E
                                   COL B                                 -----------     COL F
                                ------------     COL C                      OTHER      ----------
            COL A                BALANCE AT    ---------      COL D        CHANGES     BALANCE AT
- ------------------------------  BEGINNING OF   ADDITIONS   -----------       ADD         END OF
        CLASSIFICATION             PERIOD       AT COST    RETIREMENTS   (DEDUCT)(1)     PERIOD
- ------------------------------  ------------   ---------   -----------   -----------   ----------
Year ended January 31, 1992:
  Computers and other
   equipment..................    $ 90,792      $ 22,372     $ 9,746       $ (531)      $ 102,887
  Office furniture and
   fixtures...................      14,814         2,840       1,422            3          16,235
  Leasehold improvements......      10,537           799       1,065          (18)         10,253
                                ------------   ---------   -----------   -----------   ----------
                                  $116,143      $ 26,011     $12,233       $ (546)      $ 129,375
                                ------------   ---------   -----------   -----------   ----------
                                ------------   ---------   -----------   -----------   ----------
  Buildings and
   improvements...............    $ 40,801      $  7,585     $             $            $  48,386
  Land........................      13,884           930                    1,118          15,932
  Land held for future use....       1,836                                 (1,118)            718
                                ------------   ---------   -----------   -----------   ----------
                                  $ 56,521      $  8,515     $--           $    0       $  65,036
                                ------------   ---------   -----------   -----------   ----------
                                ------------   ---------   -----------   -----------   ----------
Year ended January 31, 1993:
  Computers and other
   equipment..................    $102,887      $ 17,275     $ 7,906       $ (277)      $ 111,979
  Office furniture and
   fixtures...................      16,235           915         613         (326)         16,211
  Leasehold improvements......      10,253         1,978         321          369          12,279
                                ------------   ---------   -----------   -----------   ----------
                                  $129,375      $ 20,168     $ 8,840       $ (234)      $ 140,469
                                ------------   ---------   -----------   -----------   ----------
                                ------------   ---------   -----------   -----------   ----------
  Buildings and
   improvements...............    $ 48,386      $  2,093     $   488       $            $  49,991
  Land........................      15,932                                    (72)         15,860
  Land held for future use....         718                                     72             790
                                ------------   ---------   -----------   -----------   ----------
                                  $ 65,036      $  2,093     $   488       $    0       $  66,641
                                ------------   ---------   -----------   -----------   ----------
                                ------------   ---------   -----------   -----------   ----------
Year ended January 31, 1994:
  Computers and other
   equipment..................    $111,979      $ 18,946     $10,237       $  (71)      $ 120,617
  Office furniture and
   fixtures...................      16,211         1,439       2,048          (51)         15,551
  Leasehold improvements......      12,279           876       2,204                       10,951
                                ------------   ---------   -----------   -----------   ----------
                                  $140,469      $ 21,261     $14,489       $ (122)      $ 147,119
                                ------------   ---------   -----------   -----------   ----------
                                ------------   ---------   -----------   -----------   ----------
  Buildings and
   improvements...............    $ 49,991      $  7,794     $             $            $  57,785
  Land........................      15,860         1,218                                   17,078
  Land held for future use....         790                                                    790
                                ------------   ---------   -----------   -----------   ----------
                                  $ 66,641      $  9,012     $--           $--          $  75,653
                                ------------   ---------   -----------   -----------   ----------
                                ------------   ---------   -----------   -----------   ----------

- ------------------------
(1)   Transfers between classifications.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                 COL C                      COL E
                                   COL B       ---------                 -----------     COL F
                                ------------   ADDITIONS                    OTHER      ---------
            COL A                BALANCE AT     CHARGED       COL D        CHANGES      BALANCE
- ------------------------------  BEGINNING OF   TO COSTS/   -----------       ADD       AT END OF
        CLASSIFICATION             PERIOD      EXPENSES    RETIREMENTS   (DEDUCT)(1)    PERIOD
- ------------------------------  ------------   ---------   -----------   -----------   ---------
Year ended January 31, 1992:
  Computers and other
   equipment..................     $56,929      $ 11,688     $ 8,625       $    2       $ 59,994
  Office furniture and
   fixtures...................      10,978         1,248       1,295           (2)        10,929
  Leasehold improvements......       5,876         3,214       1,001                       8,089
                                ------------   ---------   -----------   -----------   ---------
                                   $73,783      $ 16,150     $10,921       $    0       $ 79,012
                                ------------   ---------   -----------   -----------   ---------
                                ------------   ---------   -----------   -----------   ---------
  Buildings and
   improvements...............     $ 2,703      $  1,144     $--           $--          $  3,847
                                ------------   ---------   -----------   -----------   ---------
                                ------------   ---------   -----------   -----------   ---------
Year ended January 31, 1993:
  Computers and other
   equipment..................     $59,994      $ 15,436     $ 5,959       $2,331       $ 71,802
  Office furniture and
   fixtures...................      10,929         1,667         524         (188)        11,884
  Leasehold improvements......       8,089         1,310         179       (2,208)         7,012
                                ------------   ---------   -----------   -----------   ---------
                                   $79,012      $ 18,413     $ 6,662       $  (65)      $ 90,698
                                ------------   ---------   -----------   -----------   ---------
                                ------------   ---------   -----------   -----------   ---------
  Buildings and
   improvements...............     $ 3,847      $  1,543     $   235       $--          $  5,155
                                ------------   ---------   -----------   -----------   ---------
                                ------------   ---------   -----------   -----------   ---------
Year ended January 31, 1994:
  Computers and other
   equipment..................     $71,802      $ 15,865     $ 8,738       $  (71)      $ 78,858
  Office furniture and
   fixtures...................      11,884         1,631       1,846          (51)        11,618
  Leasehold improvements......       7,012         1,287       2,237                       6,062
                                ------------   ---------   -----------   -----------   ---------
                                   $90,698      $ 18,783     $12,821       $ (122)      $ 96,538
                                ------------   ---------   -----------   -----------   ---------
                                ------------   ---------   -----------   -----------   ---------
  Buildings and
   improvements...............     $ 5,155      $  1,337     $--           $--          $  6,492
                                ------------   ---------   -----------   -----------   ---------
                                ------------   ---------   -----------   -----------   ---------

- ------------------------
(1)   Transfers between classifications.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
3(a)      Restated Certificate of Incorporation of the Registrant, as amended
          July 19, 1990. Incorporated by reference to Exhibit 3(a) to
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          January 31, 1991 (the "1991 10-K").
3(b)      Bylaws of the Registrant, as amended through April 10, 1992.
          Incorporated by reference to Exhibit 3(b) to the Registrant's Annual
          Report on Form 10-K for fiscal year ended January 31, 1992 (the "1992
          10-K").
4(a)*     Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan
          of the Registrant (form dated August 1992). Incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended January 31, 1993 (the "1993 10-K").
4(b)*     Form of Stock Restriction Agreement of the Registrant's Employee Stock
          Ownership Plan (form dated March 1, 1985). Incorporated by reference to Exhibit 4(e) to Registrant's Annual Report on Form 10-K for the
          fiscal year ended January 31, 1985 (the "1985 10-K").
4(c)*     Form of Stock Restriction Agreement of the Registrant's Bonus
          Compensation Plan (form dated October 1990). Incorporated by reference to Exhibit 4(f) to the 1991 10-K.
4(d)*     Form of Stock Restriction Agreement of the Registrant's Cash or
          Deferred Arrangement (TRASOP Account) (form dated March 1, 1985).
          Incorporated by reference to Exhibit 4(g) to the 1985 10-K.
4(e)*     Registrant's Bonus Compensation Plan, as amended through April 2,
          1991. Incorporated by reference to Exhibit 4(l) to the 1991 10-K.
4(f)*     Registrant's 1982 Stock Option Plan, as amended through June 9, 1989.
          Incorporated by reference to Exhibit 4(n) to Registrant's Annual
          Report on Form 10-K for the fiscal year ended January 31, 1990 (the
          "1990 10-K").
4(g)*     Registrant's 1992 Stock Option Plan. Incorporated by reference to
          Exhibit 4(o) to the 1992 10-K.
4(h)*     Form of Non-Qualified Stock Option Agreement (Employee, Director and
          Consultant) - 1982 Stock Option Plan (form dated October 1990).
          Incorporated by reference to Exhibit 4(p) to the 1991 10-K.
4(i)*     Form of Stock Restriction Agreement of the Registrant's Employee Stock
          Ownership Plan (TRASOP Account) (form dated April 1, 1991).
          Incorporated by reference to Exhibit 4(r) to the 1991 10-K.
4(j)*     Registrant's 1993 Employee Stock Purchase Plan. Incorporated by
          reference to Annex I to the Registrant's Proxy Statement for the 1993
          Annual Meeting of Stockholders as filed April 1993 with the SEC.
4(k)*     Form of Stock Restriction Agreement of the Registrant's Bonus
          Compensation Plan (form dated July 1992). Incorporated by reference to
          Exhibit 4(v) to the 1993 10-K.
4(l)*     Registrant's Stock Compensation Plan.
4(m)*     Registrant's Management Stock Compensation Plan.
10(a)*    Registrant's Keystaff Deferral Plan, as amended through January 31,
          1991. Incorporated by reference to Exhibit 10(a) to the 1991 10-K.
10(b)     Sixth Amendment dated as of August 10, 1993 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
10(c)     Fifth Amendment dated as of August 4, 1992 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to the 1993 10-K.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
10(d)     Fourth Amendment dated as of June 30, 1992 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(c) to the 1993 10-K.
10(e)     Third Amendment dated as of July 1, 1991 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to the 1992 10-K.
10(f)     Second Amendment dated as of August 31, 1990 to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to the 1991 10-K.
10(g)     First Amendment dated as of June 24, 1989, to Registrant's Credit
          Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to the 1990 10-K.
10(h)     Credit Agreement with Citibank, N.A. dated as of October 31, 1988.
          Incorporated by reference to Exhibit 10(b) to Registrant's Annual
          Report on Form 10-K for the fiscal year ended January 31, 1989 (the
          "1989 10-K").
10(i)     Sixth Amendment dated as of July 22, 1993 to Registrant's Credit
          Agreement with Bank of America NT&SA (successor by merger to Security
          Pacific National Bank) dated as of October 31, 1988.
10(j)     Fifth Amendment dated as of August 10, 1992 to Registrant's Credit
          Agreement with Bank of America NT&SA (successor by merger to Security
          Pacific National Bank) dated as of October 31, 1988. Incorporated by reference to Exhibit 10(h) to the 1993 10-K.
10(k)     Fourth Amendment dated as of June 26, 1992 to Registrant's Credit
          Agreement with Bank of America NT&SA (successor by merger to Security
          Pacific National Bank) dated as of October 31, 1988. Incorporated by reference to Exhibit 10(i) to the 1993 10-K.
10(l)     Third Amendment dated as of June 14, 1991 to Registrant's Credit
          Agreement with Security Pacific National Bank dated as of October 31,
          1988. Incorporated by reference to Exhibit 10(f) to the 1992 10-K.
10(m)     Second Amendment dated as of June 14, 1990 to Registrant's Credit
          Agreement with Security Pacific National Bank dated as of October 31,
          1988. Incorporated by reference to Exhibit 10(c) to the 1991 10-K.
10(n)     First Amendment dated as of June 15, 1989 to Registrant's Credit
          Agreement with Security Pacific National Bank dated as of October 31,
          1988. Incorporated by reference to Exhibit 10(c) to the 1990 10-K.
10(o)     Credit Agreement with Security Pacific National Bank dated as of
          October 31, 1988. Incorporated by reference to Exhibit 10(c) to the
          1989 10-K.
10(p)     Second Amendment dated as of July 30, 1993 and November 3, 1993 to
          Registrant's Credit Agreement with Continental Bank, N.A. dated as of
          May 26, 1992.
10(q)     First Amendment dated as of June 18, 1992 to Registrant's Credit
          Agreement with Continental Bank, N.A. dated as of May 26, 1992.
          Incorporated by reference to Exhibit 10(n) to the 1993 10-K.
10(r)     Credit Agreement with Continental Bank dated as of May 26, 1992.
          Incorporated by reference to Exhibit 10(o) to the 1993 10-K.
10(s)     First Amendment dated as of July 22, 1993 to Registrant's Employee
          Stock Purchase Loan Agreement with Bank of America NT&SA dated as of
          November 10, 1992.
10(t)     Registrant's Employee Stock Purchase Loan Agreement with Bank of
          America NT&SA dated November 10, 1992.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
10(u)     Registrant's Overdraft Facility with Bank of America dated July 26,
          1990, as amended through November 25, 1991. Incorporated by reference to Exhibit 10(o) to the 1992 10-K.
11        Statement re: computation of per share earnings.
21        Subsidiaries of the Registrant.
28(a)     Annual Report of the Registrant's Employee Stock Purchase Plan for the
          plan year ended January 31, 1994.
28(b)     Annual Report of the Registrant's Cash or Deferred Arrangement for the
          year ended December 31, 1993.

- ------------------------
 *    Executive Compensation Plans and Arrangements.