Form 10-Q
period 1994-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1994-06-14
CIK 353394

- --------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D. C.  20549
                         --------------------------

                                 FORM  10-Q
(Mark One)
/x/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1994

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-12771

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                  95-3630868
        (State or other jurisdiction of                   (I.R.S. Employer
        Incorporation or organization)                    Identification No.)

                            10260 CAMPUS POINT DRIVE
                          SAN DIEGO, CALIFORNIA  92121
                                 (619) 546-6000

               (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---





     As of May 31, 1994, the registrant had 44,891,232 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 359,207 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I



                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited, in thousands, except per-share amounts)





                                                                    Three months ended
                                                          ---------------------------------------
                                                          April 30, 1994           April 30, 1993
                                                          --------------           --------------
Revenues                                                    $  413,280               $  369,081
                                                            ----------               ----------
Costs and expenses:
     Cost of revenues                                          364,220                  324,469
     Selling, general and administrative expenses               31,394                   27,766
     Interest expense                                              768                      743
                                                            ----------               ----------
                                                               396,382                  352,978
                                                            ----------               ----------

Income before income taxes                                      16,898                   16,103

Provision for income taxes                                       7,249                    6,763
                                                            ----------               ----------

Net income                                                  $    9,649               $    9,340
                                                            ----------               ----------
                                                            ----------               ----------

Earnings per share of common stock
  and equivalents                                           $      .20               $      .20
                                                            ----------               ----------
                                                            ----------               ----------




        See accompanying notes to consolidated financial statements.

                SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)




                                                                     April 30, 1994     January 31, 1994
                                                                     --------------     ----------------
                                                                      (Unaudited)


ASSETS



Current assets:
     Cash and cash equivalents                                      $     15,511        $     53,556
     Receivables                                                         347,198             356,836
     Inventories                                                          23,105              14,764
     Prepaid expenses                                                     11,395              10,354
     Deferred income taxes                                                21,806              22,083
                                                                    ------------        ------------
            Total current assets                                         419,015             457,593

Property and equipment (less accumulated depreciation
     of $99,557 and $96,538 at April 30, 1994
     and January 31, 1994, respectively)                                  49,532              50,581
Land and buildings (less accumulated depreciation of
     $6,854 and $6,492 at April 30, 1994
     and January 31, 1994, respectively)                                  68,799              69,161
Other assets                                                              61,085              34,240
                                                                    ------------        ------------
                                                                    $    598,431        $    611,575
                                                                    ------------        ------------
                                                                    ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued liabilities                       $    118,847        $    133,433
     Accrued payroll and employee benefits                                81,163             106,548
     Income taxes payable                                                 15,299               9,889
     Notes payable and current portion of long-term liabilities            2,249               1,143
                                                                    ------------        ------------
            Total current liabilities                                    217,558             251,013

Long-term liabilities                                                     27,834              25,060
Stockholders' equity:
     Common stock:
        Class A, $.01 par value
           Authorized: 100,000 shares
           Issued and outstanding:
               April 30, 1994 - 44,922 shares                                449
               January 31, 1994 - 44,315 shares                                                  443
        Class B, $.05 par value
           Authorized: 5,000 shares
           Issued and outstanding:
               April 30, 1994 - 360 shares                                    18
               January 31, 1994 - 364 shares                                                      19
     Additional paid-in capital                                          187,003             172,713
     Retained earnings                                                   165,569             162,327
                                                                    ------------        ------------
           Total stockholders' equity                                    353,039             335,502
                                                                    ------------        ------------
                                                                    $    598,431        $    611,575
                                                                    ------------        ------------
                                                                    ------------        ------------

          See accompanying notes to consoidated financial statements.

                SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, in thousands)



                                                                                    Three months ended
                                                                            ----------------------------------

                                                                            April 30, 1994      April 30, 1993
                                                                            --------------      --------------
Cash flows from operating activities:
     Net income                                                                     $9,649              $9,340
     Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                             5,549               5,288
           Noncash compensation                                                      9,130               7,658
           Loss on disposal of property and equipment                                   47                  29
           Increase (decrease) in cash resulting from changes in:
             Receivables                                                             8,502              42,112
             Inventories                                                            (8,399)             (2,869)
             Prepaid expenses                                                       (1,041)               (326)
             Deferred income taxes                                                     277
             Other assets                                                           (2,706)                572
             Progress payments                                                       1,194               6,633
             Accounts payable and accrued liabilities                              (14,586)            (44,325)
             Accrued payroll and employee benefits                                 (25,385)             (9,222)
             Income taxes payable                                                    6,353               2,400
                                                                            --------------      --------------
                                                                                   (11,416)             17,290
                                                                            --------------      --------------
Cash flows from investing activities:
     Expenditures for property and equipment                                        (3,258)             (4,098)
     Acquisitions of certain business assets                                       (11,148)                (41)
     Proceeds from disposal of property and equipment                                   70                  84
     Purchase of marketable securities                                             (13,988)
                                                                            --------------      --------------
                                                                                   (28,324)             (4,055)
                                                                            --------------      --------------
Cash flows from financing activities:
     Increase (decrease) in notes payable and long-term liabilities                  1,957                 (27)
     Sales of common stock                                                           8,482               6,373
     Repurchases of common stock                                                    (8,744)             (7,525)
                                                                            --------------      --------------
                                                                                     1,695              (1,179)
                                                                            --------------      --------------
(Decrease) increase in cash and cash equivalents                                   (38,045)             12,056
Cash and cash equivalents at beginning of period                                    53,556              15,989
                                                                            --------------      --------------
Cash and cash equivalents at end of period                                         $15,511             $28,045
                                                                            --------------      --------------
                                                                            --------------      --------------


     See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Adoption of SFAS No. 112 had an immaterial effect on net income for the three months ended April 30, 1994, while adoption of SFAS No. 115 and SOP 93-6 did not have an effect on the Company's financial position or results of operations during the three months ended April 30, 1994.

Certain amounts from the three months ended April 30, 1993 have been reclassified in the consolidated financial statements to conform to the presentation of the three months ended April 30, 1994.

The number of outstanding common stock equivalents referred to in Note F includes Class A common stock and the conversion of a share of Class B common stock into five shares of Class A common stock.

In the opinion of management, the unaudited financial information for the three month periods ended April 30, 1994 and 1993 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES

Unbilled accounts receivable include $13,936,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at April 30, 1994.

NOTE C - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS





                                                                 April 30, 1994
                                                                 --------------
                                                                 (in thousands)
Inventories:
     Contracts-in-process, less progress payments of $3,961           $10,581
     Raw Materials                                                     12,524
                                                                      -------
                                                                      $23,105
                                                                      -------
                                                                      -------

Other Assets:
     Intangibles                                                      $27,682
     Marketable securities                                             20,175
     Deferred taxes                                                     3,796
     Other                                                              9,432
                                                                      -------
                                                                      $61,085
                                                                      -------
                                                                      -------


NOTE D - MARKETABLE SECURITIES

Marketable securities consist of long-term municipal bonds held to maturity and measured at amortized cost in accordance with recently issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of April 30, 1994, marketable securities of $20,175,000 had a fair value of $19,744,000 maturing in two to three years.

NOTE E - NOTES PAYABLE

The Company has substantially equivalent unsecured revolving credit/term loan agreements with three banks totaling $67,500,000 which allow borrowings on a revolving basis until July 1, 1996. At that time, the Company has the option to borrow under three-year term notes, payable in twelve quarterly installments. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, London interbank borrowing, certificate of deposit, bankers' acceptance, or other negotiated rates. Annual facility fees are 1/4 of 1% of the total commitment during the initial revolving credit term. As of April 30, 1994, the entire $67,500,000 was available under the most restrictive debt covenants of the credit/term loan agreements.

NOTE F - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (the "Plan") in which eligible employees participate. The Company has made cash contributions to the Plan based upon amounts determined annually by the Board of Directors. Contributions have been allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the common stock or cash in the year of contribution. Compensation expense of $2,654,000 was recorded for the three month period ended April 30, 1994. A participant's interest in their Plan accounts vests 25% per year in the third through sixth year of service. Shares of common stock distributed from the Plan bear a limited put option that, if exercised, would require the Company to repurchase the shares at the current fair value. At April 30, 1994, the Plan held 16,228,000 shares of common stock equivalents with a fair value of $235,518,000. All shares held by the Plan are included in the computation of earnings per share which is based on the weighted average number of shares of common stock outstanding, increased by the effect of dilutive options.

NOTE G - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company is subject to certain Government inquiries and investigations of its business practices. The Company does not anticipate any action as a result of such inquiries and investigations which would have a material adverse effect on its consolidated financial position or results of operations or its ability to conduct business.

On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by an operating unit of the Company under three contracts with the Department of Defense (DOD). The search warrants and subpoena state that the Government is seeking evidence regarding the making of false claims to the DOD, as well as conspiracy to commit such offenses. The Company has not been apprised of the details of the allegations being investigated nor has it been charged with any wrongdoing. Accordingly, the Company is unable to assess the impact, if any, of this investigation on its consolidated financial position, results of operations or its ability to conduct business.

The Company leases a general purpose office building and has guaranteed a $12,250,000 loan on behalf of the building owner. Certain financial ratios and balances required by the guarantee have been maintained.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Revenues for the three months ended April 30, 1994 increased 12.0% compared to the same period of the prior year and continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At April 30, 1994, the Company had approximately 15,900 full-time employees compared to approximately 14,400 at April 30, 1993. Material and subcontract ("M&S") revenues were $94 million and $79 million for the three months ended April 30, 1994 and 1993, respectively.
As a percentage of total revenues, M&S revenues were 23% and 21% for the three months ended April 30, 1994 and 1993, respectively, and have increased primarily due to the growth of product revenues. Product revenues generally have a very high percentage of M&S content.

The Company's principal customer, the U.S. Government, continues to shift the procurement of product and system development contracts to cost-reimbursement, time-and-materials ("T&M") or fixed-price level-of-effort ("FP-LOE") contracts, instead of firm fixed-price ("FFP") contracts. This, along with more selective bidding of FFP opportunities, resulted in the decrease of the percentage of the Company's revenues attributable to the higher risk, FFP contracts to 17% for the three months ended April 30, 1994 from 21% for same period of the prior year. FP-LOE and T&M type contracts represented 21% and 18% of revenues for the three months ended April 30, 1994 and 1993, respectively, while cost reimbursement contracts were 62% and 61% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. The Company incurred overruns during the performance of certain FFP contracts for the three months ended April 30, 1994 and 1993.

The cost of revenues as a percentage of revenues (excluding interest income) increased to 88.2% for the three months ended April 30, 1994 compared to 87.9% for the same period of the prior year. The increase in the cost of revenues percentage is primarily attributable to three factors: overruns during the performance of certain FFP contracts; faster revenue growth in the lower cost service type contracts, which typically have higher cost of revenues; and faster growth in M&S revenues which have nearly all their associated costs in the cost of revenues category.

Selling, general and administrative ("SG&A") expenses as a percentage of revenues (excluding interest income) remained relatively constant at 7.6% and 7.5% for the three months ended April 30, 1994 and 1993, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P') and independent research and development ("IR&D") expenses. B&P costs increased as a percentage of revenues and typically fluctuate with the number and size of proposals being prepared by the Company. IR&D costs remained constant, while G&A expenses decreased as a percentage of revenues. The decrease was primarily related to the growth in M&S revenues and low cost service type contracts. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

Interest expense for the three months ended April 30, 1994 and 1993 primarily relates to interest on a building mortgage and deferred compensation.

Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Adoption of SFAS No. 112 had an immaterial effect on net income for the three months ended April 30, 1994, while adoption of SFAS No. 115 and SOP 93-6 did not have an effect on the Company's financial position or results of operations during the three months ended April 30, 1994.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which the Company anticipates will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business. On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by an operating unit of the Company under three contracts with the Department of Defense (DOD). The search warrants and subpoena state that the Government is seeking evidence regarding the making of false claims to the DOD, as well as conspiracy to commit such offenses. The Company has not been apprised of the details of the allegations being investigated nor has it been charged with any wrongdoing. Accordingly, the Company is unable to assess the impact, if any, of this investigation on its consolidated financial position, results of operations or its ability to conduct business.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit/term loan agreements. At April 30, 1994 and 1993, there were no borrowings outstanding under such agreements. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms. Average receivable days outstanding as of April 30, 1994 remained constant at 64 days since the fiscal year end January 31, 1994. The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases and planned capital expenditures.

                                     PART II
                                OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS

On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by an operating unit of the Company under three contracts with the Department of Defense (DOD). The search warrants and subpoena state that the Government is seeking evidence regarding the making of false claims to the DOD, as well as conspiracy to commit such offenses. The Company has not been apprised of the details of the allegations being investigated nor has it been charged with any wrongdoing. Accordingly, the Company is unable to assess the impact, if any, of this investigation on its consolidated financial position, results of operations or its ability to conduct business.

The registrant is also involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the registrant's management, will have a material adverse effect on the registrant's consolidated financial condition.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K.

          During the fiscal quarter for which this report is filed, the following report(s) on Form 8-K were filed by the Registrant:

         (i) Form 8-K filed February 18, 1994 - Item 5 "Other Events".

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SCIENCE APPLICATIONS
                                                  INTERNATIONAL CORPORATION



Date:  June 14, 1994                              /s/W. A. Roper
                                                  ----------------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer and
                                                  as a duly authorized officer

                                   Exhibit Index
                    Science Applications International Corporation
                         Fiscal Quarter Ended April 30, 1994




Exhibit                                                               Sequential
  No.              Description of Exhibits                             Page No.
- -------     ---------------------------------------------------       ----------

  11        Statement re:  Computation of Per Share Earnings          __________