Form 10-Q
period 1994-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1994-09-09
CIK 353394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                   FORM  10-Q
(MARK ONE)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1994

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

          As of August 31, 1994, the Registrant had 44,824,819 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 344,926 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I






                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION



                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited, in thousands, except per-share amounts)


                                      Three months ended               Six months ended
                                 -----------------------------   -----------------------------
                                 July 31, 1994   July 31, 1993   July 31, 1994   July 31, 1993
                                 -------------   -------------   -------------   -------------
Revenues                            $  484,302      $  395,740      $  897,582      $  764,821
                                    ----------      ----------      ----------      ----------
Costs and expenses:
  Cost of revenues                     427,537         347,956         791,757         672,425
  Selling, general and
   administrative expenses              34,683          30,340          66,077          58,106
  Interest expense                         650             716           1,418           1,459
                                    ----------      ----------      ----------      ----------
                                       462,870         379,012         859,252         731,990
                                    ----------      ----------      ----------      ----------

Income before income taxes              21,432          16,728          38,330          32,831
Provision for income taxes               9,195           7,026          16,444          13,789
                                    ----------      ----------      ----------      ----------
Net income                          $   12,237      $    9,702      $   21,886      $   19,042
                                    ----------      ----------      ----------      ----------
                                    ----------      ----------      ----------      ----------
Earnings per share of
  common stock and equivalents      $      .25      $      .21      $      .45      $      .41
                                    ----------      ----------      ----------      ----------
                                    ----------      ----------      ----------      ----------


          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)





                                                                 July 31, 1994   January 31, 1994
                                                                 -------------   ----------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                         $   34,782     $   53,556
  Receivables                                                          346,510        356,836
  Inventories                                                           31,084         14,764
  Prepaid expenses                                                      11,953         10,354
  Deferred income taxes                                                 25,475         22,083
                                                                    ----------     ----------
    Total current assets                                               449,804        457,593

Property and equipment (less accumulated depreciation
  of $102,621 and $96,538 at July 31, 1994
  and January 31, 1994, respectively)                                   48,437         50,581
Land and buildings (less accumulated depreciation of
  $7,405 and $6,492 at July 31, 1994
  and January 31, 1994, respectively)                                   82,733         69,161
Other assets                                                            63,794         34,240
                                                                    ----------     ----------
                                                                    $  644,768     $  611,575
                                                                    ----------     ----------
                                                                    ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                          $  132,779     $  133,433
  Accrued payroll and employee benefits                                107,780        106,548
  Income taxes payable                                                  10,643          9,889
  Notes payable and current portion of long-term liabilities             2,299          1,143
                                                                    ----------     ----------
    Total current liabilities                                          253,501        251,013

Long-term liabilities                                                   28,080         25,060
Stockholders' equity:
  Common stock:
    Class A, $.01 par value
      Authorized: 100,000 shares
      Issued and outstanding:
      July 31, 1994 - 44,855 shares                                        449
      January 31, 1994 - 44,315 shares                                                    443
    Class B, $.05 par value
      Authorized: 5,000 shares
      Issued and outstanding:
      July 31, 1994 - 359 shares                                            18
      January 31, 1994 - 364 shares                                                        19
  Additional paid-in capital                                           189,522        172,713
  Retained earnings                                                    173,198        162,327
                                                                    ----------     ----------
      Total stockholders' equity                                       363,187        335,502
                                                                    ----------     ----------
                                                                    $  644,768     $  611,575
                                                                    ----------     ----------
                                                                    ----------     ----------



          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                          Six months ended
                                                                    -----------------------------
                                                                    July 31, 1994   July 31, 1993
                                                                    -------------   -------------
Cash flows from operating activities:
   Net income                                                         $    21,886     $    19,042
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                        11,979          10,696
      Noncash compensation                                                  9,370           7,901
      Loss on disposal of property and equipment                              217             130
      Increase (decrease) in cash resulting from changes in:
        Receivables                                                        11,282          52,913
        Inventories                                                       (15,873)         (9,570)
        Prepaid expenses                                                   (1,599)            286
        Deferred income taxes                                              (3,392)          1,470
        Other assets                                                       (6,216)           (556)
        Progress payments                                                  (1,403)          7,633
        Accounts payable and accrued liabilities                             (654)        (27,198)
        Accrued payroll and employee benefits                               1,232           5,401
        Income taxes payable                                                2,640             883
                                                                      -----------     -----------
                                                                           29,469          69,031
                                                                      -----------     -----------
Cash flows from investing activities:
   Expenditures for property and equipment                                 (7,093)         (8,026)
   Expenditures for land and buildings                                    (14,485)
   Acquisitions of certain business assets                                (11,502)         (2,698)
   Proceeds from disposal of property and equipment                           106             200
   Purchase of marketable securities                                      (13,988)
                                                                      -----------     -----------
                                                                          (46,962)        (10,524)
                                                                      -----------     -----------
Cash flows from financing activities:
   Increase (decrease) in notes payable and long-term liabilities           2,014            (722)
   Sales of common stock                                                   11,830          12,691
   Repurchases of common stock                                            (15,125)        (14,877)
                                                                      -----------     -----------
                                                                           (1,281)         (2,908)
                                                                      -----------     -----------
(Decrease) increase in cash and cash equivalents                          (18,774)         55,599
Cash and cash equivalents at beginning of period                           53,556          15,989
                                                                      -----------     -----------
Cash and cash equivalents at end of period                            $    34,782     $    71,588
                                                                      -----------     -----------
                                                                      -----------     -----------



          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Adoption of SFAS No. 112 had an immaterial effect on net income for the six months ended July 31, 1994, while adoption of SFAS No. 115 and SOP 93-6 did not have an effect on the Company's financial position or results of operations during the six months ended July 31, 1994.

Certain amounts from the six months ended July 31, 1993 have been reclassified in the consolidated financial statements to conform to the presentation of the six months ended July 31, 1994.


The number of outstanding common stock equivalents referred to in Note F includes Class A common stock and the conversion of each share of Class B common stock into five shares of Class A common stock.

In the opinion of management, the unaudited financial information for the six month periods ended July 31, 1994 and 1993 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES

Unbilled accounts receivable include $7,415,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at July 31, 1994.

NOTE C - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                July 31, 1994
                                                                -------------
                                                                (in thousands)
Inventories:
   Contracts-in-process, less progress payments of $3,456         $   8,868
   Raw Materials                                                     22,216
                                                                  ---------
                                                                  $  31,084
                                                                  ---------
                                                                  ---------

Other Assets:
   Intangibles                                                    $  26,881
   Marketable securities                                             20,176
   Deferred taxes                                                     4,280
   Other                                                             12,457
                                                                  ---------
                                                                  $  63,794
                                                                  ---------
                                                                  ---------

NOTE D - MARKETABLE SECURITIES

Marketable securities consist of long-term municipal bonds held to maturity and measured at amortized cost in accordance with recently issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of July 31, 1994, marketable securities of $20,176,000 had a fair value of $19,847,000 maturing in two to three years.

NOTE E - NOTES PAYABLE

The Company has substantially equivalent unsecured revolving credit/term loan agreements with three banks totaling $67,500,000 which allow borrowings on a revolving basis until July 1, 1996. At that time, the Company has the option to borrow under three-year term notes, payable in twelve quarterly installments. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, London interbank borrowing, certificate of deposit, bankers' acceptance, or other negotiated rates. Annual facility fees are 1/4 of 1% of the total commitment during the initial revolving credit term. As of July 31, 1994, the entire $67,500,000 was available under the most restrictive debt covenants of the credit/term loan agreements.

NOTE F - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (the "Plan") in which eligible employees participate. The Company has made cash contributions to the Plan based upon amounts determined annually by the Board of Directors. Contributions have been allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the common stock or cash in the year of contribution. Compensation expense of $5,234,000 was recorded for the six month periods ended July 31, 1994. A participant's interest in their Plan accounts vests 25% per year in the third through sixth year of service. Shares of common stock distributed from the Plan bear a limited put option that, if exercised, would require the Company to repurchase the shares at the current fair value. At July 31, 1994, the Plan held 16,288,000 shares of common stock equivalents with a fair value of $235,844,000. All shares held by the Plan are included in the computation of earnings per share which is based on the weighted average number of shares of common stock outstanding, increased by the effect of dilutive options.

NOTE G - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE H - COMMITMENTS AND CONTINGENCIES

On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by the SAIT operating unit of the Company under three development programs for the Department of Defense (DOD). On August 1, 1994, the U. S. District Court for the Southern District of California unsealed a civil complaint that had been filed under seal on March 13, 1993 by an employee of the Company's SAIT operating unit seeking damages on behalf of the U. S. Government under the Federal False Claims Act. On August 1, 1994, the U.S. Government announced its intention to intervene in the case and to file an amended complaint without giving any indication of the substance of the amended complaint. The Company is unable at this stage to assess the impact, if any, that this investigation and the lawsuit might ultimately have on its consolidated financial position, results of operations or ability to conduct business.

The Company is also involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which the Company anticipates will have a material adverse effect on its consolidated financial position, results of operations or ability to conduct business.

The Company leases a general purpose office building and has guaranteed a $12,250,000 loan on behalf of the building owner. Certain financial ratios and balances required by the guarantee have been maintained.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the three and six month periods ended July 31, 1994 increased 22.4% and 17.4%, respectively, compared to the same periods of the prior year and continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At July 31, 1994, the Company had approximately 16,100 full-time employees compared to approximately 14,700 at July 31, 1993. Material and subcontract ("M&S") revenues were $141 million and $235 million for the three and six months ended July 31, 1994, respectively, compared to $90 million and $169 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 29% and 26% for the three and six months ended July 31, 1994, respectively, compared to 23% and 22% for the same periods of the prior year and have increased primarily due to the growth of product revenues. Product revenues generally have a very high percentage of M&S content.

The Company's principal customer, the U.S. Government, continues to shift the procurement of product and system development contracts to cost-reimbursement, time-and-materials ("T&M") or fixed-price level-of-effort ("FP-LOE") contracts, instead of firm fixed-price ("FFP") contracts. This, along with more selective bidding of FFP opportunities, resulted in the decrease of the percentage of the Company's revenues attributable to the higher risk, FFP contracts to 17% for the six months ended July 31, 1994 from 19% for same period of the prior year. FP-LOE and T&M type contracts represented 22% and 19% of revenues for the six months ended July 31, 1994 and 1993, respectively, while cost reimbursement contracts were 61% and 62% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. The Company incurred overruns during the performance of certain FFP contracts for the six months ended July 31, 1994 and 1993.

The cost of revenues as a percentage of revenues (excluding interest income) increased to 88.4% and 88.3% for the three and six month periods ended July 31, 1994, respectively, compared to 88.0% for the same periods of the prior year. The higher percentage of cost of revenues percentage is primarily attributable to three factors: overruns during the performance of certain FFP contracts; faster revenue growth in the lower cost service type contracts, which typically have higher cost of revenues; and faster growth in M&S revenues which have nearly all their associated costs in the cost of revenues category.

Selling, general and administrative ("SG&A") expenses as a percentage of revenues (excluding interest income) for the three and six months ended July 31, 1994 decreased to 7.2% and 7.4%, respectively, from 7.7% and 7.6% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P') and independent research and development ("IR&D") expenses. B&P costs increased as a percentage of revenues and typically fluctuate with the number and size of proposals being prepared by the Company. IR&D costs remained fairly constant, while G&A expenses decreased as a percentage of revenues. The decrease was primarily related to the growth in M&S revenues and low cost service type contracts. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.


Interest expense for the six months ended July 31, 1994 and 1993 primarily relates to interest on a building mortgage and deferred compensation.

Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Adoption of SFAS No. 112 had an immaterial effect on net income for the six months ended July 31, 1994, while adoption of SFAS No. 115 and SOP 93-6 did not have an effect on the Company's financial position or results of operations during the six months ended July 31, 1994.

On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by the SAIT operating unit of the Company under three development contracts for the Department of Defense (DOD). On August 1, 1994, the U. S. District Court for the Southern District of California unsealed a civil complaint that had been filed under seal on March 13, 1993 by an employee of the Company's SAIT operating unit seeking damages on behalf of the
U. S. Government under the Federal False Claims Act. On August 1, 1994, the U.S. Government announced its intention to intervene in the case and to file an amended complaint without giving any indication of the substance of the amended complaint. The Company is unable at this stage to assess the impact, if any, that this investigation and the lawsuit might ultimately have on its consolidated financial position, results of operations or ability to conduct business. The Company is also involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which the Company anticipates will have a material adverse effect on its consolidated financial position, results of operations or ability to conduct business.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit/term loan agreements. At July 31, 1994, there were no borrowings outstanding under such agreements. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms. Average receivable days outstanding as of July 31, 1994 decreased to 63 days from 64 days as of the fiscal year end January 31, 1994. The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases and planned capital expenditures.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As first reported in the Company's Form 8-K Report dated February 18, 1994 and updated in the Form 10-K Annual Report for the fiscal year ended January 31, 1994, and the Form 10-Q Quarterly Report for the quarter ended April 30, 1994, on February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by the SAIT operating unit of the Company under three development programs for the Department of Defense (DOD). The search warrants and subpoena state that the Government is seeking evidence regarding the making of false claims to the DOD, as well as conspiracy to commit such offenses. The Company has cooperated fully with the U.S. Government's investigation.

On August 1, 1994, the U. S. District Court for the Southern District of California unsealed a civil complaint that had been filed under seal on March 13, 1993 by an employee of the Company's SAIT operating unit seeking damages on behalf of the U. S. Government under the Federal False Claims Act. Such Act provides for the recovery of treble the amount of damages, if any, suffered by the U.S. Government and penalties of between $5,000 and $10,000 for each violation.

In the complaint, the individual alleges that the SAIT operating unit of the Company made false statements to the government in connection with the three DOD programs which were the subject of the search warrants and subpoena. The three programs involved more than $10,000,000 in revenues in the aggregate for the Company; however, the complaint does not specify what portion of these revenues are attributable to the alleged false claims.

On August 1, 1994, the U.S. Government announced its intention to intervene in the case and to file an amended complaint without giving any indication of the substance of the amended complaint. The U.S. Government has indicated that it intends to disclose to the Company the nature and substance of the allegations against the Company in the near future.

Because the Company is not aware of the substance of the U.S. Government's claims, the Company is unable at this stage to assess the impact, if any, that this investigation and the lawsuit may ultimately have on its consolidated financial position, results of operations or ability to conduct business.

The Company is also involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the registrant's management, will have a material adverse effect on the registrant's consolidated financial position, results of operations or ability to conduct business.


ITEM 2.  CHANGES IN SECURITIES

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the registrant was held on July 9, 1994.

(b) All of the directors nominated by management in registrant's 1994 Proxy Statement were elected and no solicitation in opposition to management's nominees was made.

(c) At the Annual Meeting, the stockholders of the registrant approved the following:

          (i) the election of the following Directors by the votes set forth below:

                                       Number of Votes of Common Stock
                                     -----------------------------------
                                                              Withhold
          Director                       For                  Authority
          --------                   ----------               ----------
          J. R. Beyster              38,507,338               5,338,595
          V. N. Cook                 35,345,135               5,338,595
          W. H. Demisch              37,951,092               5,338,595
          R. M. Gates                37,066,142               5,338,595
          J. E. Glancy               36,281,725               5,338,595
          D. A. Hicks                37,632,221               5,338,595
          C. B. Malone               37,219,765               5,338,595
          J. A. Welch                37,108,518               5,338,595

          (ii) the appointment of Price Waterhouse as registrant's independent accountants for the year ending January 31, 1995 with 36,891,156 shares voting for the proposal, 442,410 shares voting against and 472,785 shares abstaining.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the fiscal quarter for which this report is on file.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SCIENCE APPLICATIONS
                                             INTERNATIONAL CORPORATION



Date:     September 9, 1994                 /s/W. A. Roper
                                             -------------------------
                                             Senior Vice President and
                                             Chief Financial Officer and
                                             as a duly authorized officer

                                  Exhibit Index
                 Science Applications International Corporation
                       Fiscal Quarter Ended July 31, 1994



Exhibit
  No.     Description of Exhibits
- -------   ------------------------------------------------

 11       Statement re:  Computation of Per Share Earnings

 27       Financial Data Schedule