Form 10-Q
period 1994-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1994-12-05
CIK 353394

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                 FORM 10-Q
(Mark One)
/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1994
                                     OR

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X   NO ___

     As of November 30, 1994, the Registrant had 45,130,245 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 344,623 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited, in thousands, except per-share amounts)



                                        Three months ended                               Nine months ended
                                    ---------------------------------   ----------------------------------
                             October 31, 1994    October 31, 1993             October 31, 1994     October 31, 1993
                             ----------------    ----------------             ----------------     ----------------

Revenues                           $  489,328          $  430,017                   $1,386,910           $1,194,838
                                   ----------          ----------                   ----------           ----------

Costs and expenses:
   Cost of revenues                   432,068             379,359                     1,223,825           1,051,784
   Selling, general and
    administrative expenses            37,309              29,987                       103,386              88,093
   Interest expense                     1,196                 704                         2,614               2,163
                                   ----------          ----------                   -----------           ---------

                                      470,573             410,050                     1,329,825           1,142,040
                                   ----------          ----------                   -----------           ----------

Income before income taxes             18,755              19,967                        57,085              52,798
Provision for income taxes              5,534               8,386                        21,978              22,175
                                   ----------          ----------                   -----------           ---------
Net income                         $   13,221          $   11,581                    $   35,107           $  30,623
                                   ----------          ----------                   -----------           ---------
                                   ----------          ----------                   -----------           ---------

Earnings per share of
 common stock and
 equivalents                       $     .27           $      .25                    $      .73           $     .65
                                   ---------           ----------                    ----------           ---------



                 See accompanying notes to consolidated financial statements.

                   SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                               CONSOLIDATED BALANCE SHEET
                                   (in thousands)


                                                                October 31, 1994      January 31, 1994
                                                                ----------------      ----------------
                                                                   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                            $   41,210           $   53,556
 Receivables                                                             363,715              356,836
 Inventories                                                              24,489               14,764
 Prepaid expenses                                                         14,646               10,354
 Deferred income taxes                                                    29,758               22,083
                                                                      ----------           ----------
   Total current assets                                                  473,818              457,593

Property and equipment (less accumulated depreciation
 of $107,005 and $96,538 at October 31, 1994
 and January 31, 1994, respectively)                                      48,292               50,581
Land and buildings (less accumulated depreciation of
 $7,919 and $6,492 at October 31, 1994
 and January 31, 1994, respectively)                                      82,382               69,161
Other assets                                                              64,274               34,240
                                                                      ----------           ----------
                                                                      $  668,766           $  611,575
                                                                      ----------           ----------
                                                                      ----------           ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                             $  151,244           $  133,433
 Accrued payroll and employee benefits                                   101,791              106,548
 Income taxes payable                                                     11,013                9,889
 Notes payable and current portion of long-term liabilities                1,968                1,143
                                                                      ----------           ----------

   Total current liabilities                                             266,016              251,013

Long-term liabilities                                                     28,365               25,060
Stockholders' equity:
 Common stock:
    Class A, $.01 par value
       Authorized: 100,000 shares
       Issued and outstanding:
       October 31, 1994 - 45,102 shares                                      451
       January 31, 1994 - 44,315 shares                                                           443
    Class B, $.05 par value
       Authorized: 5,000 shares
       Issued and outstanding:
       October 31, 1994 - 345 shares                                          17
       January 31, 1994 - 364 shares                                                               19
 Additional paid-in capital                                              192,916              172,713
 Retained earnings                                                       181,001              162,327
                                                                    ------------           ----------
       Total stockholders' equity                                        374,385              335,502
                                                                    ------------           ----------
                                                                    $    668,766           $  611,575
                                                                    ------------           ----------
                                                                    ------------           ----------

                 See accompanying notes to consolidated financial statements.

                      SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited, in thousands)


                                                                     Nine months ended
                                                                -----------------------------------
                                                                October 31, 1994   October 31, 1993
                                                                ----------------   ----------------
Cash flows from operating activities:
 Net income                                                           $   35,107        $   30,623
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                          18,939            16,797
   Noncash compensation                                                    9,716             8,310
   Loss on disposal of property and equipment                                335               420
   Increase (decrease) in cash resulting from changes in:
     Receivables                                                         (10,727)           36,061
     Inventories                                                         (10,474)           (6,981)
     Prepaid expenses                                                     (4,292)              736
     Deferred income taxes                                                (7,675)           (7,201)
     Other assets                                                         (2,693)           (5,962)
     Progress payments                                                     4,597              (547)
     Accounts payable and accrued liabilities                             17,811           (19,887)
     Accrued payroll and employee benefits                                (4,757)           15,956
     Income taxes payable                                                  3,953              (670)
                                                                     -----------       -----------
                                                                          49,840            67,655
                                                                     -----------       -----------
Cash flows from investing activities:
 Expenditures for property and equipment                                 (12,544)          (12,499)
 Expenditures for land and buildings                                     (14,648)
 Acquisitions of certain business assets                                 (16,518)           (3,027)
 Proceeds from disposal of property and equipment                            150               270
 Purchase of marketable securities                                       (13,988)
                                                                     -----------       -----------
                                                                         (57,548)          (15,256)
                                                                     -----------       -----------
Cash flows from financing activities:
 Increase (decrease) in notes payable and long-term liabilities            1,718              (669)
 Sales of common stock                                                    16,321            18,770
 Repurchases of common stock                                             (22,677)          (19,855)
                                                                     -----------       -----------
                                                                          (4,638)           (1,754)
                                                                     -----------       -----------
(Decrease) increase in cash and cash equivalents                         (12,346)           50,645
Cash and cash equivalents at beginning of period                          53,556            15,989
                                                                     -----------       -----------
Cash and cash equivalents at end of period                            $   41,210        $   66,634
                                                                     -----------       -----------
                                                                     -----------       -----------

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

Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Adoption of SFAS No. 112 had an immaterial effect on net income for the nine months ended October 31, 1994, while adoption of SFAS No. 115 and SOP 93-6 did not have an effect on the Company's financial position or results of operations during the nine months ended October 31, 1994.


Certain amounts from the nine months ended October 31, 1993 have been reclassified in the consolidated financial statements to conform to the presentation of the nine months ended October 31, 1994.

The number of outstanding common stock equivalents referred to in Note F includes Class A common stock and the conversion of each share of Class B common stock into five shares of Class A common stock.

In the opinion of management, the unaudited financial information for the nine month periods ended October 31, 1994 and 1993 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES

Unbilled accounts receivable include $8,287,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at October 31, 1994.

NOTE C - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                                October 31, 1994
                                                                 (in thousands)


Inventories:
  Contracts-in-process, less progress payments of $4,652              $  9,195
  Raw Materials                                                         15,294
                                                                      --------
                                                                      $ 24,489
                                                                      --------
                                                                      --------
Other Assets:
  Intangibles                                                         $ 30,885
  Marketable securities                                                 20,119
  Deferred taxes                                                         3,400
  Other                                                                  9,870
                                                                      --------
                                                                      $ 64,274
                                                                      --------
                                                                      --------


NOTE D - MARKETABLE SECURITIES

Marketable securities consist of long-term municipal bonds held to maturity and measured at amortized cost in accordance with recently issued SFAS
No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of October 31, 1994, marketable securities of $20,119,000 had a fair value of $19,580,000 maturing in two to three years.

NOTE E - NOTES PAYABLE

The Company has substantially equivalent unsecured revolving credit/term loan agreements with three banks totaling $67,500,000 which allow borrowings on a revolving basis until July 1, 1996. At that time, the Company has the option to borrow under three-year term notes, payable in twelve quarterly installments. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, London interbank borrowing, certificate of deposit, bankers' acceptance, or other negotiated rates. Annual facility fees are 1/4 of 1% of the total commitment during the initial revolving credit term. As of October 31, 1994, the entire $67,500,000 was available under the most restrictive debt covenants of the credit/term loan agreements.

NOTE F - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (the "Plan") in which eligible employees participate. The Company has made cash contributions to the Plan based upon amounts determined annually by the Board of Directors. Contributions have been allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the common stock or cash in the year of contribution. Compensation expense of $7,830,000 was recorded for the nine months ended October 31, 1994. A participant's interest in their Plan accounts vests 25% per year in the third through sixth year of service. Shares of common stock distributed from the Plan bear a limited put option that, if exercised, would require the Company to repurchase the shares at the current fair value. At October 31, 1994, the Plan held 16,170,000 equivalent shares of common stock with a fair value of $243,675,000. All shares held by the Plan are included in the computation of earnings per share which is based on the weighted average number of shares of common stock outstanding, increased by the effect of dilutive options.

NOTE G - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method. The effective rate for the nine months ended October 31, 1994 reflects the settlement of certain issues relating to the Company's 1986 and 1987 income tax returns.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three and nine months ended October 31, 1994 increased
13.8% and 16.1%, respectively, compared to the same periods of the prior year and continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At October 31, 1994, the Company had approximately 16,200 full-time employees compared to approximately 14,900 at October 31, 1993. Material and subcontract ("M&S") revenues were $143 million and $378 million for the three and nine months ended October 31, 1994, respectively, compared to $119 million and $288 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 29% and 27% for the three and nine months ended October 31, 1994, respectively, compared to 28% and 24% for the same periods of the prior year and have increased primarily due to the growth of product revenues. Product revenues generally have a very high percentage of M&S content.

The Company's principal customer, the U.S. Government, continues to shift the procurement of product and system development contracts to cost-reimbursement, time-and-materials ("T&M") or fixed-price level-of-effort ("FP-LOE") contracts, instead of firm fixed-price ("FFP") contracts. This, along with more selective bidding of FFP opportunities, resulted in the decrease of the percentage of the Company's revenues attributable to the higher risk, FFP contracts to 17% for the nine months ended October 31, 1994 from 19% for same period of the prior year.
FP-LOE and T&M type contracts represented 22% and 19% of revenues for the nine months ended October 31, 1994 and 1993, respectively, while cost reimbursement contracts were 61% and 62% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. The Company incurred overruns during the performance of certain FFP contracts for the nine months ended October 31, 1994 and 1993.

The cost of revenues as a percentage of revenues (excluding interest income) increased to 88.4% and 88.3% for the three and nine months ended October 31, 1994, respectively, compared to 88.3% and 88.1% for the same periods of the prior year, respectively. The higher percentage of cost of revenues percentage is primarily attributable to three factors: overruns during the performance of certain FFP contracts; faster revenue growth in the lower cost service type contracts, which typically have higher cost of revenues; and faster growth in M&S revenues which have nearly all their associated costs in the cost of revenues category.

Selling, general and administrative ("SG&A") expenses as a percentage of revenues (excluding interest income) for the three and nine months ended October 31, 1994 increased to 7.6% and 7.5%, respectively, from 7.0% and 7.4% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P') and independent research and development ("IR&D") expenses. B&P costs remained constant as a percentage of revenues for the nine months ended October 31, 1994, compared to the same period of the prior year and decreased as a percentage of revenues for the three months ended October 31, 1994 compared to the same period of the prior year. B&P costs typically fluctuate with the number and size of proposals being prepared by the Company. IR&D costs increased as a percentage of revenues. IR&D spending fluctuates depending on the stage of development for various hardware and software systems.
G&A expenses as a percentage of revenues increased for the three months ended October 31, 1994 compared to the same period of the prior year, while remaining relatively constant as a percentage of revenues for the nine months ended October 31, 1994 compared to the same period of the prior year. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

Interest expense for the nine months ended October 31, 1994 and 1993 primarily relates to interest on a building mortgage and deferred compensation.

The effective income tax rate for the nine months ended October 31, 1994 reflects the settlement of certain issues relating to the Company's 1986 and 1987 income tax returns.

Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112,

"Employers' Accounting for Postemployment Benefits," SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Adoption of SFAS No. 112 had an immaterial effect on net income for the nine months ended October 31, 1994, while adoption of SFAS
No. 115 and SOP 93-6 did not have an effect on the Company's financial position or results of operations during the nine months ended October 31, 1994.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit/term loan agreements. At October 31, 1994, there were no borrowings outstanding under such agreements. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms. Average receivable days outstanding as of October 31, 1994 decreased to 63 days from 64 days as of the fiscal year end January 31, 1994. The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases and planned capital expenditures.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As first reported in the Company's Form 8-K Report dated February 18, 1994 and updated in the Form 10-K Annual Report for the fiscal year ended January 31, 1994, the Form 10-Q Quarterly Report for the quarter ended April 30, 1994, and the Form 8-K current report dated November 14, 1994, on February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by the SAIT operating unit of the Company under three development programs for the Department of Defense (DOD). The search warrants and subpoena state that the Government is seeking evidence regarding the making of false claims to the DOD, as well as conspiracy to commit such offenses. The Company has cooperated fully with the U.S. Government's investigation.

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

On August 1, 1994, the U.S. Government announced its intention to intervene in the case and to file an amended complaint without giving any indication of the substance of the amended complaint. The Company has participated in a series of meetings with the U.S. Government in which the Company has provided the U.S. Government with information responding to various allegations contained in the civil complaint filed by the individual. In the most recent meeting, the U.S. Government identified certain issues it was investigating. The Company is in the process of responding to these issues. On November 8, 1994, the Court granted the Company's motion to dismiss the employee as the relator of the case for failing to meet the jurisdictional requirements of the False Claims Act; however, the employee has 30 days in which to appeal, and the ruling does not affect the ability of the Government to continue to pursue these claims. Because the Company is not fully aware of the substance of all of the U.S. Government's claims, it is unable at this stage to asses the impact, if any, that this investigation and the lawsuit may ultimately have on its consolidated financial position, results of operations or ability to conduct business.

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



                                       SCIENCE APPLICATIONS
                                       INTERNATIONAL CORPORATION



Date:     December 5, 1994             /s/ W. A. Roper
                                       Senior Vice President and
                                       Chief Financial Officer and
                                       as a duly authorized officer

                                  Exhibit Index
                 Science Applications International Corporation
                      Fiscal Quarter Ended October 31, 1994



Exhibit
  No.                            Description of Exhibits


  11      Statement re:  Computation of Per Share Earnings
  27      Financial Data Schedule

