Form 10-K405
period 1995-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1995-04-18
CIK 353394

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
   /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1995
                                      OR
   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM                  TO
                        COMMISSION FILE NUMBER: 0-12771

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

       Registrant's telephone number, including area code: (619) 546-6000
                            ------------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 10, 1995, the aggregate market value of the voting stock held by non-affiliates of Registrant was $349,902,079. For the purpose of this calculation, it is assumed that the Registrant's affiliates include the Registrant's Board of Directors and certain of the Registrant's employee benefit plans. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

    As of March 10, 1995, there  were 45,179,231 shares of Registrant's Class  A
Common   Stock  and  341,822  shares  of   Registrant's  Class  B  Common  Stock
outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

    Science Applications International Corporation (the "Company") provides diversified professional and technical services ("Technical Services") and designs, develops and manufactures high-technology products ("Products"). The Company's Technical Services and Products are primarily sold to departments and agencies of the U.S. Government, including the Department of Defense ("DOD"), Department of Energy ("DOE"), Department of Transportation ("DOT"), Department of Veterans Affairs ("VA"), Environmental Protection Agency ("EPA") and National Aeronautics and Space Administration ("NASA"). Revenues generated from the sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for 86%, 88% and 88% of revenues in fiscal years 1995, 1994 and 1993, respectively. The balance of the Company's revenues are attributable to the sales of Technical Services and Products to foreign, state and local governments, commercial customers and others. The percentage of revenues attributable to Technical Services and Products has remained relatively constant at approximately 91% and 9%, respectively, for fiscal year 1995 and approximately 92% and 8%, respectively, for fiscal years 1994 and 1993. The Company provides Technical Services primarily in the areas of "National Security," "Environment," "Energy" and "Other Technical Services," the last of which includes the Company's health, space, transportation and commercial information technology business areas. For certain financial information regarding the Company's business segments, see Note C of Notes to Consolidated Financial Statements of the Company set forth on page F-9 of this Form 10-K.

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

TECHNICAL SERVICES

    NATIONAL SECURITY

    The Company currently provides a wide array of national security related Technical Services to its customers, including advanced research and technology development, systems engineering and systems integration and technical, operational and management support services. Examples of the Company's Technical Services in the national security area include the following:

    - Development and integration of command, control and intelligence applications software, middleware, and data bases in client-server architectures to provide situational awareness and decision-aiding to military commanders and organizations and architectural definition, systems and software engineering, systems installation, training and site support.

    - Information system engineering and support services, including requirements analysis and acquisition support, computer system design, information and user environment modeling and data communication systems support.

    - Defense studies and analyses for various defense and intelligence agencies of the U.S. Government, including studies regarding conventional and nuclear warfare issues, treaty negotiation and verification, and the integration of military operational and technological considerations with defense policy issues.

    - Development of core technology for advanced distributed simulation and applications for the DOD and other government and commercial customers.

    - Support of numerous DOD test and evaluation requirements of ground, air, sea and space systems, assistance to the U.S. Air Force, U.S. Navy, U.S. Army, U.S. Marine Corps and the

      Office of the Secretary of Defense in assessing the military effectiveness and suitability of major communication, sensor, navigation, weapon and related systems that support primary service and/or joint service roles and missions.

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

    - Engineering, environmental, quality assurance, integration and program support to the U.S. Army's chemical demilitarization and remediation activity.

    ENVIRONMENT

    In the environment area, the Company performs site assessments, remedial investigation and feasibility studies, remedial actions, technology evaluations, sampling, monitoring and regulatory compliance support and training. Examples of the Company's Technical Services in the environment area include the following:

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

    - Solid and hazardous waste services to federal, state and local governments and the private sector, including environmental assessments, environmental impact statements, design engineering, remedial investigations and feasibility studies, remedial actions, regulatory and enforcement support, pollution prevention and engineering services.

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

    ENERGY

    The energy related Technical Services of the Company include safety evaluations, security, reliability and availability engineering evaluations, technical reviews, quality assurance, information systems, plant monitoring systems and project management. Examples of the Company's Technical Services in the energy area include the following:

    - Engineering and  support  services to  nuclear,  electric, gas  and  other utility operations in the areas of computer systems, information processing, configuration management, risk assessment, safety analysis, nuclear engineering, reliability and availability evaluations, simulator upgrades, energy policy analysis and alternative energy evaluation.

    - Support  to  DOE  in  planning,  facility  transitions,  safety  analysis,
      transportation,    waste   management,    quality   assurance,   emergency
      preparedness and public outreach.

    - Design, fabrication and application of alternative energy sources such as solar generators and fuel cells.

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

    - Systems integration services to the utility industry, including design, development and installation of plant process computer systems, supervisory control and data acquisition (SCADA) systems, and electronic security systems.

    - Management, operation and technical services for fossil energy research laboratories.

    OTHER TECHNICAL SERVICES

    The Company provides Technical Services to government and commercial customers in such other areas as health, space, transportation and commercial information technology. The health related Technical Services of the Company include medical information systems, technology development and adolescent counseling. The Company also provides a wide variety of Technical Services in the space, transportation, commercial information technology and other areas. Examples of the Technical Services provided by the Company in these areas are described below:

    - Applied research, systems integration and customer support services to both commercial and federal health care clients, including research initiatives for the U.S. Advanced Research Projects Agency, developing and operating a nationwide health care frame relay-based telecommunications system for the VA and automating the information systems for the DOD's medical treatment facilities worldwide.

    - Development, installation and operation of computer and telecommunications systems for various transportation applications, including automated toll revenue collection, rail asset and freight management, intermodal terminal operation, advanced traffic and congestion management, rail electrification, traffic control, air traffic control, commercial vehicle electronic clearance, explosive and contraband detection, and state motor vehicle registration.

    - Strategic planning, operational analysis and evaluation, surface transportation planning and engineering, software development and reengineering, safety and human factors research, and hazardous material transportation safety.

    - Development and integration of fuel cell technology for alternative fuel vehicles and support to the FAA in flight testing helicopter instrumented approaches using the satellite based global positioning system (GPS).

    - Information technology and automatic data processing outsourcing services for commercial clients.

    - Support to the U.S. Army in the biomedical area, including providing expert analysis, research planning, program design and review, and topical research on a variety of military medical issues, including medical countermeasures to chemical and biological warfare, casualty care, battlefield hazards and the U.S. Army's breast cancer research program and biomedical service and management of government facilities.

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

                                   RESOURCES

    The technical services and products provided by the Company utilize a wide variety of resources. The Company anticipates the continued availability of the resources required for the products and services provided to customers. A substantial portion of the computers and other equipment, materials and subcontracted work required by the Company could be procured from alternate supply sources. However, with respect to certain products and programs, the Company depends on a particular source or vendor. While a temporary or permanent disruption in the supply of these materials or services could cause inconvenience or delay or impact the profitability of the affected programs or products, the Company believes it would not materially affect the profitability or operations of the Company as a whole.

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

    The primary competitive factors in the business areas in which the Company is engaged are technical, management and marketing competence and price. The Company's continued success is dependent upon its ability to hire and retain highly qualified scientists, engineers, technicians, management and professional personnel who will provide superior service and performance on a cost-effective basis.

                             SIGNIFICANT CUSTOMERS

    During the fiscal years ended January 31, 1995, 1994 and 1993, approximately 88%, 89% and 89%, respectively, of the Company's contract revenues from the Technical Services segment and 68%, 72% and 82%, respectively, of the Company's contract revenues from the Products segment, were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government.

    In fiscal years 1995, 1994 and 1993, the U.S. Air Force accounted for 11%, 12%, and 12%, respectively, of consolidated revenues, the U.S. Army accounted for 19%, 17% and 15%, respectively, of consolidated revenues, the U.S. Navy accounted for 10%, 10% and 12%, respectively, of consolidated revenues and the DOE accounted for 11%, 10% and 5%, respectively, of consolidated revenues. No single contract in the Technical Services segment accounted for 10% or more of consolidated revenues in fiscal years 1995, 1994 and 1993.

    No single customer or contract in the Products segment accounted for 10% or more of consolidated revenues in fiscal years 1995, 1994 and 1993.

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

    Termination or curtailment of major programs or contracts of the Company could have a material adverse effect on the results of the Company's operations. Although such contract and program terminations have not had a material adverse effect on the Company in the past, no assurance can be given that curtailments or terminations of U.S. Government programs or contracts will not have a material adverse effect on the Company in the future.

    The Company's business with the U.S. Government and other customers is generally performed under cost-reimbursement, time-and-materials, fixed-price level-of-effort or firm fixed-price contracts. Under cost-reimbursement contracts, the customers reimburse the Company for its direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under time-and-materials contracts, the Company is paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-price level-of-effort contracts, the customer pays the Company for the actual labor hours provided to the customer at negotiated hourly rates. Under firm fixed-price contracts, the Company is required to provide stipulated products, systems or services for a fixed price. Because the Company assumes the risk of performing a firm fixed-price contract at the stipulated price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in losses.

    During the fiscal years ended January 31, 1995, 1994 and 1993, approximately 64%, 65% and 62%, respectively, of the Technical Services revenues were derived from cost-reimbursement type contracts and 13%, 12% and 16%, respectively, of the Technical Services revenues were from firm fixed-price type contracts with the balance from time-and-materials and fixed-price level-of-effort type contracts. In contrast, the majority of the Products revenues in these three years were derived from firm fixed-price type contracts.

    Any costs incurred by the Company prior to the execution of a contract or contract amendment are incurred at the Company's risk, and it is possible that such costs will not be reimbursed by the customer. Unbilled receivables in this category which were included in the Technical Services revenues, exclusive of related fees, at January 31, 1995 were $13,393,000. Unbilled receivables in this category which were included in the Products revenues, exclusive of related fees, at January 31, 1995 were $383,000. Although no assurance can be given that the contracts or contract amendments will be received or that the related costs will be recovered, the Company expects to recover substantially all such costs.

    Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustment by negotiations between the Company and U.S. Government representatives. The majority of the Company's indirect contract costs have been agreed upon through the fiscal year ended January 31, 1991 and substantially all of the Company's indirect contract costs have been agreed upon through the fiscal year ended January 31, 1990. Contract revenues for subsequent years have been recorded in amounts which are expected to be realized upon final settlement. However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for those years.

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

                                    BACKLOG

    Backlog includes only the funded dollar amount of contracts in process and does not include the dollar amount of projects for which the Company has been given permission by the customer (i) to begin work but for which a formal contract has not yet been entered into or (ii) to extend work under an existing contract prior to the formal amendment or modification of the existing contract. In these cases, either contract negotiations have not been completed or a contract or contract amendment has not been executed. When a contract or contract amendment is executed, the backlog will be increased by the difference between the dollar value of the contract or contract amendment and the revenue recognized to date.

    The backlog for the Technical Services segment at January 31, 1995 and 1994 amounted to approximately $858,000,000 and $695,000,000, respectively, and the backlog for the Products segment at those dates amounted to approximately $119,000,000 and $109,000,000, respectively. The Company expects that a substantial portion of its backlog at January 31, 1995 will be recognized as revenues prior to January 31, 1996. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

                           EMPLOYEES AND CONSULTANTS

    As of March 10, 1995, the Company employed approximately 17,000 persons on a full-time basis and approximately 1,250 persons on a part-time basis. The Company also utilizes the services of consultants to provide specialized technical and other services on specific projects.

    The highly technical and complex services and products provided by the Company are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills. The Company has not experienced any significant difficulty in recruiting or retaining such personnel. Management believes the Company's orientation towards employee ownership is a major factor in the Company's ability to attract and retain qualified personnel. As of March 10, 1995, approximately 9,950 employees, consultants and their family members were stockholders of record.

    None of the Company's employees are represented by a labor union. To date, no strikes or work stoppages have been experienced and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

    As of March 10, 1995, the Company conducted its operations in more than 310 offices and manufacturing and laboratory facilities located in 41 states, the District of Columbia and various foreign countries, and occupied a total of approximately 4,800,000 square feet of space. The Company has principal locations in the San Diego, California and the Washington, D.C. metropolitan areas and occupies over 1,000,000 square feet of space in each of these locations.

    The Company owns and occupies six buildings totalling approximately 550,000 square feet of space situated on 22.2 acres of land owned by the Company in the Golden Triangle area of San Diego, California and leases a 128,500 square foot office building located on that land. The Company also leases approximately 140,000 square feet of space in the Sorrento-Mesa area of San Diego, California. The Company has options to purchase all of these leased facilities.

    At the principal location of the Company in the Washington, D.C. metropolitan area (McLean, Virginia), the Company owns a building consisting of approximately 287,000 square feet of space situated on 10 acres of land. In McLean, Virginia, the Company also occupies two buildings containing a total of approximately 425,000 square feet of space. The Company has certain rights to purchase these leased buildings. In addition, the Company owns and occupies a 62,000 square foot building on 2.6 acres of land in Reston, Virginia.

    The Company owns and occupies a 62,500 square foot building on approximately 13 acres of land in Virginia Beach, Virginia and owns and occupies an 83,000 square foot building on approximately 8.4 acres of land in Oak Ridge, Tennessee. The Company also owns and occupies a 95,500 square foot building situated on approximately 7.3 acres of land in Columbia, Maryland. In addition, the Company leases approximately 3.1 acres of land in Richland, Washington and owns a 23,700 square foot building on such land. This building was occupied in February 1995.

    The Company also leases an office building containing approximately 100,000 square feet of space in Huntsville, Alabama and an office building in Orlando, Florida containing approximately 30,000 square feet of space. The Company has options to purchase these buildings in the future.

    The nature of the Company's business is such that there is no practicable way to relate occupied space to industry segments. The Company considers its facilities suitable and adequate for its present needs. See Note K of Notes to Consolidated Financial Statements of the Company on page F-16 of this Form 10-K for information regarding commitments under leases.

ITEM 3.  LEGAL PROCEEDINGS.

    On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by the SAIT operating unit of the Company under three contracts with the DOD. The search warrants and subpoena state that the U.S. Government is seeking evidence regarding the making of false statements and false claims to the DOD, as well as conspiracy to commit such offenses. The search warrants and subpoena appear to be based upon allegations contained in a civil complaint that had been filed under seal on March 13, 1993 by an employee of the Company's SAIT operating unit. The complaint was filed in the U.S. District Court for the Southern District of California and sought damages on behalf of the U.S. Government under the Federal False Claims Act. On August 1, 1994, the Department of Justice on behalf of the U.S. Government announced its intention to intervene in the case. Based on the Company's motion, on November 8, 1994, the District Court dismissed the employee who had originally filed the complaint from the lawsuit, leaving only the U.S. Government and the Company as parties. The employee has appealed the District Court's order to the U.S. Court of Appeals for the Ninth Circuit. The Company has engaged in a series of presentations and submissions with the Department of Justice in which the Company responded to issues raised by the Department of Justice. At this stage of the proceedings, the Company is unable to assess the impact, if any, of this investigation and lawsuit on its consolidated financial position, results of operations or ability to conduct business.

    The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference to the Company's definitive Proxy Statement used in connection with the solicitation of votes for the Company's 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement").

    The following is a list of the names and ages (as of April 14, 1995) of all Executive Officers of the Company, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected, or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

      NAME OF
 EXECUTIVE OFFICER        AGE                  POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
- --------------------      ---      --------------------------------------------------------------------------------
A.L. Alm                      58   Sector Vice President of the Company since 1993 and a Director of the Company since 1989. Mr. Alm served as a Senior Vice President of the Company from 1989 to April 1993.
J.R. Beyster                  70   Chairman of the Board, Chief Executive Officer and a Director of the Company
                                    since the Company was founded and President of the Company until 1988.
N.E. Carter                   52   Sector Vice President since 1992. Mr. Carter has held various positions with the
                                    Company since 1987, including serving as a Senior Vice President from June 1988 to July 1992.
S.J. Dalich                   51   Executive Vice President of the Company since 1992 and a Director of the Company since 1990. Dr. Dalich has held various positions with the Company since 1972, including serving as a Sector Vice President from 1986 to 1992.
M.A. Daniels                  49   Sector Vice President of the Company since 1993. Mr. Daniels has held various positions with the Company since 1986, including serving as a Group Senior Vice
                                    President from 1991 to 1993.
D.H. Foley                    50   Sector Vice President since 1992. Prior to joining the Company in 1991, Dr.
                                    Foley served as a Director of Special Projects for the Defense Advanced
                                    Research Projects Agency since 1985. Dr. Foley was the Executive Vice President of PAR Technology Corporation from 1971 to 1985.
J.E. Glancy                   49   Corporate Executive Vice President since January 1994 and a Director of the
                                    Company since July 1994. Dr. Glancy has held various positions with the Company since 1976, including serving as a Sector Vice President from April 1991 to
                                    January 1994.
J. Goldstein                  62   Sector Vice President since January 1995. Mr. Goldstein has held various positions with the Company since 1977, including serving as a Group Senior Vice
                                    President from 1990 to January 1995.
J.D. Heipt                    52   Senior Vice President for Administration and Secretary of the Company since
                                    1984. Mr. Heipt has held various positions with the Company since 1979.
A.P. Herskowitz               54   Sector Vice President of the Company since 1993. Mr. Herskowitz has held various positions with the Company since 1979, including serving as a Group Senior Vice
                                    President from June 1987 to April 1993.

      NAME OF
 EXECUTIVE OFFICER        AGE                  POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
- --------------------      ---      --------------------------------------------------------------------------------
M.V. Hughes, III              50   Sector Vice President since 1991. From 1971 until he joined the Company in 1990,
                                    Mr. Hughes held various positions, including Senior Vice President and General
                                    Manager, at Planning Research Corporation, a systems integration and professional services company.
D.W. Hyde                     52   Sector Vice President of the Company since 1993. Mr. Hyde has held various positions with the Company since 1985, including serving as a Group Senior Vice
                                    President from April 1988 to April 1993.
D.M. Kerr                     56   Corporate Executive Vice President since January 1994 and a Director of the
                                    Company since April 1993. Prior to joining the Company, Dr. Kerr was President and a Director of EG&G, Inc., a NYSE-listed company providing diversified technical services and products to the U.S. Government and commercial markets, from 1989 through 1992. From 1985 through 1989, Dr. Kerr held various executive positions with EG&G, Inc.
L.A. Kull                     57   President since 1988 and Chief Operating Officer since 1983. He has also served as a Director of the Company since 1970 (except for the years 1974 and 1975)
                                    and has held various positions with the Company since 1970.
P.E. McGrath                  53   Sector Vice President since July 1994. Dr. McGrath has held various positions with the Company since 1981, including serving as a Group Senior Vice President from 1988 to July 1994.
P.N. Pavlics                  34   Corporate Vice President and Controller of the Company since 1993. Mr. Pavlics has held various positions with the Company since 1985, including serving as a
                                    Vice President of Administration from June 1989 to 1992.
L.J. Peck                     47   Sector Vice President since July 1994. Mr. Peck served as a Group Senior Vice
                                    President from 1991 to July 1994 and he has held various other positions with the Company since 1983.
S.D. Rockwood                 52   Sector Vice President of the Company since 1987. Dr. Rockwood has held various positions with the Company since 1986. From 1972 until he joined the Company,
                                    Dr. Rockwood was associated with Los Alamos National Laboratory, a nuclear weapons design and test laboratory, where he held various executive positions.
W.A. Roper, Jr.               49   Senior Vice President and Chief Financial Officer of the Company since 1990.
                                    Prior to joining the Company, Mr. Roper was Executive Vice President and Chief
                                    Financial Officer of Intelogic Trace, Inc., a NYSE-listed computer sales, leasing and software company. From 1981 to 1987, Mr. Roper was Corporate Vice
                                    President and Treasurer of Bell & Howell, a NYSE-listed international information services and manufacturing company.
R.A. Rosenberg                60   Executive Vice President of the Company since 1992. Mr. Rosenberg has held various positions with the Company since 1987. Prior to joining the Company,
                                    Mr. Rosenberg was an officer with the U.S. Air Force from 1957 through 1987.

      NAME OF
 EXECUTIVE OFFICER        AGE                  POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
- --------------------      ---      --------------------------------------------------------------------------------
D.E. Scott                    38   Corporate Vice President and General Counsel of the Company since 1992. Mr.
                                    Scott joined the Company in 1987 where he has served as a Corporate Counsel and
                                    Associate General Counsel in the Legal Department. Prior to joining the
                                    Company, Mr. Scott was an attorney with O'Melveny & Myers, a professional law firm, from 1984 through 1987.
E.A. Straker                  57   Executive Vice President of the Company since July 1994 and a Director since
                                    1992. Dr. Straker has held various positions with the Company since 1971, including serving as a Sector Vice President from 1986 to July 1994.
J.P. Walkush                  42   Sector Vice President of the Company since January 1994. Mr. Walkush has held various positions with the Company since 1976, including serving as a Group
                                    Senior Vice President from 1992 to January 1994.
J.H. Warner, Jr.              54   Executive Vice President of the Company since 1989 and Director since 1988. Dr.
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

    The Limited Market generally permits existing stockholders to sell shares of Class A Common Stock on four predetermined days each year (each a "Trade Date"). All shares of Class B Common Stock to be sold in the Limited Market must first be converted into five times as many shares of Class A Common Stock. All sales are made at the prevailing fair market value of the Class A Common Stock determined pursuant to the formula and valuation process described below (the "Formula Price") to employees, consultants and directors of the Company who have been approved by the Board of Directors or the Operating Committee as being entitled to purchase up to a specified number of shares of Class A Common Stock. In addition, the trustees of the Company's Employee Stock Ownership Plan, Cash or Deferred Arrangement ("CODA"), 1993 Employee Stock Purchase Plan, 1995 Employee Stock Purchase Plan (if approved by the Company's stockholders at the 1995 Annual Meeting of Stockholders), Stock Compensation Plan, Management Stock Compensation Plan and certain retirement plans of the Company's subsidiaries may also purchase shares of Class A Common Stock for their respective trusts in the Limited Market. All sellers in the Limited Market (other than the Company and its retirement plans) pay Bull, Inc. a commission equal to two percent of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.

    In the event that the aggregate number of shares offered for sale is greater than the aggregate number of shares sought to be purchased by authorized buyers and the Company, offers to sell 500 or less shares of Class A Common Stock, or up to the first 500 shares if more than 500 shares of Class A Common Stock are offered by any seller, will be accepted first. Offers to sell shares in excess of 500 shares of Class A Common Stock will be accepted on a pro-rata basis determined by dividing the total number of shares remaining under purchase orders by the total number of shares remaining under sell orders. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares of Class A Common Stock for each proposed seller, then the purchase orders will be allocated equally among all of the proposed sellers up to the total number of shares offered for sale. To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, the Company may, but is not obligated to, sell authorized but unissued shares of Class A Common Stock in the Limited Market.

    The Company is currently authorized, but not obligated, to purchase up to 1,250,000 shares of Class A Common Stock in the Limited Market on any Trade Date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers and the Company, in its discretion, determines to make such purchases. In fiscal year 1995, the Company purchased 279,658 shares in the Limited Market. The Company did not purchase shares in the Limited Market in fiscal year 1994. The Company's purchases in fiscal year 1995 accounted for 16% of the total shares purchased by all buyers in the Limited Market during that year.

    During the 1995 and 1994 fiscal years, the trustees of the Company's Profit Sharing Retirement Plan II (consolidated as of January 1, 1995 with the Company's Profit Sharing Retirement Plan), Employee Stock Ownership Plan, CODA and 1993 Employee Stock Purchase Plan purchased an aggregate of 1,065,741 shares and 1,824,077 shares, respectively, in the Limited Market. These purchases accounted for approximately 61% and 81% of the total shares purchased by all buyers in the

Limited Market during fiscal years 1995 and 1994, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A Common Stock. To the extent that purchases by the trustees of the Company's employee benefit plans decrease and purchases by the Company do not increase, the ability of stockholders to resell their shares in the Limited Market will likely be adversely affected. No assurance can be given that a stockholder desiring to sell all or a portion of his or her shares of the Company's Class A Common Stock in any trade will be able to do so.

    The Company received a no-action letter from the Securities and Exchange Commission (the "SEC Letter") that authorizes the Company and the Employee Stock Ownership Plan to commence on an annual basis, at the Company's discretion, a joint tender offer (a "Tender Offer") to purchase all shares of the Company's Class A Common Stock held by persons who are not directors, employees or consultants of the Company (or family members of, or trustees for, such employees, directors or consultants of the Company) as of the date the Tender Offer is commenced (the "Outside Stockholders"). Under current federal income tax laws, the Tender Offer, as structured, would allow Outside Stockholders who tender certain shares purchased by the Employee Stock Ownership Plan to defer the payment of federal income tax under Section 1042 of the Internal Revenue Code of 1986, as amended, on any capital gain derived from the sale, provided certain conditions are met.

    The Company and the Employee Stock Ownership Plan have completed one Tender Offer pursuant to which the Employee Stock Ownership Plan purchased on November 20, 1992 an aggregate of 700,444 shares of Class A Common Stock from 186 Outside Stockholders. The Company has not yet determined whether it will commence a Tender Offer during calendar year 1995. There can be no assurance that a Tender Offer will be commenced in the future or, if commenced, that it will be completed. If a Tender Offer is undertaken in the future, the Company will be required to take certain actions to ensure that such Tender Offer does not negatively affect the liquidity of the Limited Market on the Trade Date upon which such Tender Offer is completed.

PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

    The fair market value of the Class A Common Stock is established pursuant to the valuation process described below, which uses the formula set forth below to determine the Formula Price at which the Class A Common Stock trades in the Limited Market. The Formula Price is reviewed by the Board of Directors at least four times each year, generally in conjunction with Board of Directors meetings which are currently scheduled for January, April, July and October. Pursuant to the Certificate of Incorporation, the price applicable to shares of Class B Common Stock is equal to five times the Formula Price.

    The following formula ("Formula") is used in determining the Formula Price: the price per share is equal to the sum of (i) a fraction, the numerator of which is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price revision is to occur ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W(1)") and (ii) a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "Market Factor"), multiplied by the earnings of the Company for the four fiscal quarters immediately preceding the price revision ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by the Company in computing primary earnings per share ("W"). The number of outstanding common shares and common share equivalents described above assumes the conversion of each share of Class B Common Stock into five shares of Class A Common Stock. The 5.66 multiplier is a constant which was first included in the Formula in March 1976. The Market Factor is a numerical factor which yields a fair market value for the Class A Common Stock and the Class B Common Stock by reflecting existing securities market conditions relevant to the valuation of such stock. In establishing the Market Factor, the Board of Directors considers the performance of the general securities markets and relevant industry groups, the financial performance of the Company versus comparable public companies, general economic conditions, input from an independent appraisal firm and other relevant factors. The Market Factor is generally reviewed quarterly by the Board of Directors in conjunction with an appraisal which is prepared by an independent appraisal firm for the committee administering the Company's qualified retirement plans (the "Committee") and which is relied upon by the Committee and the Board of Directors. The Market Factor, as determined by the Board of Directors, remains in effect until subsequently changed by the Board of Directors. The Formula Price of the Class A Common Stock, expressed as an equation, is as follows:

                                         E             5.66MP
               FORMULA PRICE   =        ---        +   ------
                                       W(1)              W

    The Formula was modified by the Board of Directors on April 14, 1995 to delete a limitation that the Formula Price not be less than 90% of the net book value per share of the Class A Comon Stock at the end of the quarter immediately preceding the date on which a price revision is to occur (the "book value floor"). The modification was intended to ensure that the Formula Price would be a fair market value as required by law. The Formula Price has always exceeded the book value floor, and the book value floor has never been used to establish the Formula Price. With the exception of this modification, the Formula has not been modified by the Board of Directors since March 23, 1984.

    The following table sets forth information concerning the Formula Price for the Class A Common Stock, the applicable price for the Class B Common Stock and the Market Factor in effect for the periods beginning on the dates indicated. There can be no assurance that the Class A Common Stock or the Class B Common Stock will in the future provide returns comparable to historical returns.

                                                      PRICE          PRICE
                                                    PER SHARE      PER SHARE
                                          MARKET    OF CLASS A     OF CLASS B
DATE                                      FACTOR   COMMON STOCK   COMMON STOCK
- ----------------------------------------  ------   ------------   ------------
April 9, 1993...........................   1.40       $12.63         $63.15
July 9, 1993............................   1.40       $12.85         $64.25
October 8, 1993.........................   1.40       $13.12         $65.60
January 14, 1994........................   1.50       $14.19         $70.95
April 9, 1994...........................   1.50       $14.46         $72.30
July 9, 1994............................   1.45       $14.48         $72.40
October 15, 1994........................   1.45       $15.07         $75.35
January 14, 1995........................   1.50       $15.72         $78.60
April 14, 1995..........................   1.50       $16.41         $82.05

    The Board of Directors believes that the valuation process and Formula result in a fair market value for the Class A Common Stock within a broad range of financial criteria. Other than the quarterly review and possible modification of the Market Factor, the Board of Directors will not change the Formula unless
(i) in the good faith exercise of its fiduciary duties and after consultation with the Company's independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A Common Stock or Class B Common Stock, the Board of Directors, including a majority of the directors who are not employees of the Company, determines that the Formula no longer results in a fair market value for the Class A Common Stock or (ii) a change in the Formula or the method of valuing the Class A Common Stock is required under applicable law.

            HOLDERS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

    As of March 10, 1995, there were 11,228 holders of record of Class A Common Stock and 139 holders of record of Class B Common Stock. As of such date, approximately 92% of the Class A Common Stock and approximately 44% of the Class B Common Stock were beneficially owned by employees and consultants of the Company and their respective family members.

                                DIVIDEND POLICY

    The Company has never declared or paid any cash dividends on its capital stock and no cash dividends on the Class A Common Stock or Class B Common Stock are contemplated in the foreseeable future. The Company's present intention is to retain any future earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following data has been derived from consolidated audited financial statements. The consolidated balance sheet at January 31, 1995 and 1994 and the related consolidated statements of income and of cash flows for the three years ended January 31, 1995 and notes thereto appear elsewhere in this Form 10-K Report.

                                                       YEAR ENDED JANUARY 31
                                     ----------------------------------------------------------
                                        1995        1994        1993        1992        1991
                                     ----------  ----------  ----------  ----------  ----------
                                         (AMOUNTS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Revenues...........................  $1,921,880  $1,670,882  $1,504,112  $1,285,294  $1,162,934
Cost of revenues...................   1,692,623   1,477,701   1,327,992   1,124,756   1,016,250
Selling, general and administrative
 expenses..........................     146,083     120,387     113,174     101,935      90,722
Interest expense...................       3,468       2,966       2,841       2,964       1,999
Provision for income taxes.........      30,654      28,328      22,030      22,023      20,662
                                     ----------  ----------  ----------  ----------  ----------
Net income.........................      49,052      41,500      38,075      33,616      33,301
                                     ----------  ----------  ----------  ----------  ----------
                                     ----------  ----------  ----------  ----------  ----------
Earnings per share (1).............  $     1.01  $      .89  $      .83  $      .75  $      .73
Average number of shares
 outstanding, including common
 stock equivalents.................      49,264      47,429      46,179      44,825      45,921

                                                             JANUARY 31
                                     ----------------------------------------------------------
                                        1995        1994        1993        1992        1991
                                     ----------  ----------  ----------  ----------  ----------
                                                       (AMOUNTS IN THOUSANDS)
Total assets.......................  $  752,584  $  611,575  $  523,613  $  437,975  $  372,788
Working capital....................     173,467     206,580     174,797     131,177     115,122
Long-term liabilities..............      28,955      25,060      25,851      27,036      26,079
Stockholders' equity...............     387,564     335,502     280,047     234,874     205,751

- ------------------------
(1) Fully diluted earnings per share are substantially the same as primary earnings per share for the years presented. The Company has never declared or paid cash dividends on its capital stock and no cash dividends are presently contemplated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Revenues increased 15%, 11% and 17% in 1995, 1994 and 1993, respectively, over the prior year. Revenues in 1995 from the Company's principal customer, the U.S. Government, continued to shift toward lower cost service type contracts as also occurred in 1994 from 1993. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

    The sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for 86% of revenues in 1995, and 88% in 1994 and 1993. This decrease is attributable to growth in non-U.S. Government revenues as a result of the Company's efforts to increase revenues from state and local governments and commercial clients in certain focused business areas. The revenue mix between the Technical Services segment and the Products segment shifted slightly to 91% and 9%, respectively, of consolidated revenues in 1995 from 92% and 8%, respectively, of consolidated revenues in 1994 and 1993.

    Within the Technical Services segment, revenues are further classified between "National Security," "Environment," "Energy" and "Other Technical Services." Other Technical Services includes the health, space, transportation and commercial information technology business areas. Revenues in each of the business area classifications within the Technical Services segment increased in 1995 over 1994.

    National Security revenues decreased to 46% of total revenues in 1995 from 50% in 1994 and 51% in 1993. Although National Security revenues declined as a percentage of total revenues, these revenues increased 7% in 1995, 9% in 1994 and 13% in 1993 over the prior year, in spite of declines in the overall defense market during these periods. The U.S. Government maintained funding in areas in which the Company has strong capabilities, such as research and development, training, simulation and test and evaluation. Revenues in the Environment business area decreased slightly as a percentage of total revenues to 14% in 1995 from 15% in 1994 and 1993. Energy revenues remained constant at 9% of total revenues for 1995 and 1994, down slightly from 10% in 1993. Other Technical Services revenues have increased to 22% of total revenues in 1995 from 17% in 1994 and 16% in 1993. The continued growth in Other Technical Services reflects the Company's expansion into the health, transportation and commercial information technology markets and mirrors the country's shift of priorities and resources from defense programs to civilian programs in areas such as health care and transportation. The Company expects this trend to continue. In order for the Company to maintain or exceed historical revenue growth rates, it will need to continue to increase its market share in the National Security business area or its revenues from the environment, energy, health, space, transportation and commercial information technology business areas.

    Product revenues increased 22%, 21% and 28% in 1995, 1994 and 1993, respectively, over the prior year. The increases in Product revenues have primarily occurred on existing mature product lines.

    Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At the end of 1995, the Company had 16,700 full-time employees compared to 15,400 and 14,200 at the end of 1994 and 1993, respectively. Material and subcontract ("M&S") revenues were $560 million in 1995, $458 million in 1994 and $402 million in 1993. As a percentage of total revenues, M&S revenues were 29% in 1995 and 27% in 1994 and 1993 and have increased due to the growth in the pass through of M&S costs on certain large, multi-year systems integration contracts and the growth of Product revenues. Product revenues generally have a very high percentage of M&S cost content.

    The Company's business is directly related to the receipt of contract awards and contract performance. There were 333 contracts with annual revenues greater than $1 million in 1995, compared with 294 such contracts in 1994. These larger contracts represented 77% of the Company's revenues in each of these years. Of these contracts, 20 contracts had individual revenues greater than $10 million in 1995 and 1994. The remainder of the Company's revenues are derived from a large number of contracts with individual revenues less than $1 million. Although the Company has committed substantial resources and personnel required to pursue larger contracts, the Company believes it maintains a suitable environment for the performance of smaller, highly technical, research and development contracts. These smaller programs often provide the foundation for the Company's success on larger procurements.

    The following table summarizes revenues by contract type for the last three years:

                                                                       YEAR ENDED JANUARY 31
                                                                  -------------------------------
                                                                    1995       1994       1993
                                                                  ---------  ---------  ---------
Contract type:
  Cost-reimbursement............................................         59%        60%        59%
  Time-and-materials and fixed-price level-of-effort............         22%        21%        20%
  Firm fixed-price..............................................         19%        19%        21%
                                                                        ---        ---        ---
Total...........................................................        100%       100%       100%
                                                                        ---        ---        ---
                                                                        ---        ---        ---

    Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials ("T&M") contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort ("FP-LOE") contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price contracts require the Company to provide stipulated products, systems or services for a fixed price. The Company assumes greater performance risk on firm fixed-price contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

    The cost of revenues as a percentage of revenues (excluding interest income) was 88.2% in 1995, 88.5% in 1994 and 88.3% in 1993. This relatively constant cost of revenues percentage represents a number of offsetting effects. Trends which increased the cost of revenues percentage are faster revenue growth in M&S revenues, which have nearly all their associated costs in the cost of revenues category; faster revenue growth in lower cost service type contracts, which typically have more of their associated costs in cost of revenues and less costs in selling, general and administrative ("SG&A") expenses; and overruns during the performance of certain firm fixed-price contracts in 1995, 1994 and 1993, which resulted in losses or lower profits for such contracts. The primary trend which decreased the cost of revenues percentage is the growth in commercial revenues, which have more of their associated costs in SG&A as opposed to cost of revenues.

    SG&A expenses as a percentage of revenues (excluding interest income) were 7.6%, 7.2% and 7.5% in 1995, 1994 and 1993, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. B&P costs have remained constant in relation to revenues over the past three years. The level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources. During 1995, IR&D costs increased as a percentage of revenues due to a focused effort by the Company to build core capabilities in areas which it believes are key to its future growth: distributed interactive simulation, imagery, medical, environmental and software development. G&A expenses increased 21% over 1994 and increased as a percentage of total revenues to 5.2% in 1995 from 5.0% in 1994. This relative increase was driven by the growth in revenues from commercial contracts, which have more of their associated costs in G&A, and an increase in goodwill amortization costs due to an increase in the number of business acquisitions in 1995 and 1994. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

    Operating profit margins by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Technical Services segment increased to 4.3% in 1995 from 3.8% in 1994 and 4.1% in 1993. The National Security operating profit margin was 2.8% in 1995, compared to 3.3% in 1994 and 4.3% in 1993. The lower operating profit margins in 1995 and 1994 as compared to 1993 were a result of overruns on certain firm fixed-price contracts in the National Security area. Environment operating profit margins were 4.9%, 4.5% and 4.2%, respectively, for 1995, 1994 and 1993. Energy operating profit margins increased to 5.8% in 1995 from 5.1% in 1994 and 4.2% in 1993, primarily due to higher profit margins on contracts with commercial utilities. The operating profit margin in Other Technical Services increased to 6.3% in 1995 from 4.1% in 1994 and 3.2% in 1993. The increase in operating profit margins in Other Technical Services in 1995 and 1994 over 1993 was a result of an improvement in the performance of certain firm fixed-price contracts. The operating profit margin in the Products segment decreased to 3.9% in 1995 from 9.3% in 1994 and 4.9% in 1993. The 1995 decrease is attributable to overruns on certain firm fixed-price contracts, while the 1994 increase in profit margin was attributable to higher margins on existing product lines. In general, overall operating profit margins for the Company in 1995, 1994 and 1993 are lower than historical margins due to increased competition and overruns on certain firm fixed-price contracts.

    Interest expense in 1995, 1994 and 1993 primarily relates to interest on a building mortgage, deferred compensation and borrowings outstanding under the Company's credit/term loan agreements. Although interest expense on borrowings under the Company's credit/term loan agreements decreased in 1995 from 1994 and 1993, overall interest expense increased primarily due to interest accrued on the deferred compensation plans.

    The provision for income taxes as a percentage of income before income taxes was 38.5% in 1995, 40.6% in 1994 and 36.7% in 1993. The decrease in the effective rate for 1995 from 1994 was primarily related to a final settlement of certain issues related to the Company's 1986 and 1987 federal and state income tax returns. The increase in the effective rate for 1994 was primarily attributable to the increase in the federal statutory rate as a result of the Omnibus Budget Reconciliation Act of 1993, as well as a lower level of downward revisions of prior year tax estimates as a result of ongoing resolutions of certain issues relating to prior year federal and state income tax returns.

    As described in  the Notes to  Consolidated Financial Statements,  effective
February 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Adoption of SFAS No. 112, which required the Company to recognize an obligation to provide postemployment benefits in accordance with previously issued standards, did not have a material effect on the Company's financial position or results of operations in 1995. Adoption of SFAS No. 115, SFAS No. 119 and SOP 93-6, which required certain disclosures in the Notes to Consolidated Financial Statements, did not have an effect on the Company's financial position or results of operations in 1995.

    On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by the SAIT operating unit of the Company under three contracts with the Department of Defense (DOD). The search warrants and subpoena state that the U.S. Government is seeking evidence regarding the making of false statements and false claims to the DOD, as well as conspiracy to commit such offenses. The search warrants and subpoena appear to be based upon allegations contained in a civil complaint that had been filed under seal on March 13, 1993 by an employee of the Company's SAIT operating unit. The complaint was filed in the U.S. District Court for the Southern District of California and sought damages on behalf of the U.S. Government under the Federal False Claims Act. On August 1, 1994, the Department of Justice on behalf of the U.S. Government announced its intention to intervene in the case. Based on the Company's motion, on November 8, 1994, the District Court dismissed the employee who had originally filed the complaint from the lawsuit, leaving only the U.S. Government and the Company as parties. The employee has appealed the District Court's order to the U.S. Court of Appeals for the Ninth Circuit. The Company has engaged in a series of presentations and submissions with the Department of Justice in which the Company responded to issues raised by the Department of Justice. At this stage of the proceedings, the Company is unable to assess the impact, if any, of this investigation and lawsuit on its consolidated financial position, results of operations or its ability to conduct business.

    The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit/term loan agreements. At January 31, 1995 and 1994, there were no borrowings outstanding under such agreements and cash and cash equivalents and long-term investments totaled $48 million and $60 million, respectively. Cash flows generated from operating activities increased to $117 million in 1995 from $86 million and $76 million in 1994 and 1993, respectively. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms. As a result, average receivable days outstanding decreased to 63 in 1995 from 64 in 1994.

    Cash flows spent on investing activities increased to $120 million in 1995 compared to $47 million and $37 million in 1994 and 1993, respectively. Expenditures for the acquisition of businesses were $71 million in 1995 compared to $14 million in 1994 and $18 million in 1993. Acquisitions of businesses in 1995 were primarily made to complement the Company's capabilities in the areas of transportation, environment, health and energy. Additional acquisitions were also made in the National Security business area to improve the Company's capabilities in areas in which the Company expects continued DOD funding. The Company expects to continue to acquire businesses for these and other purposes in the future. Capital expenditures, excluding land and buildings, were $20 million in 1995 and $18 million in 1994 and 1993 and are expected to be approximately $28 million for 1996. Expenditures for land and buildings were $15 million, $9 million and $2 million in 1995, 1994 and 1993, respectively, and are expected to be approximately $7 million for 1996.

    The Company used $22 million for financing activities in 1995 compared to $1 million and $24 million in 1994 and 1993, respectively. In 1995, funds were utilized primarily for common stock repurchases and retirement of outstanding debt associated with businesses acquired in 1995. The 1995 increase in utilization of funds from 1994 was primarily due to a reduction in sales of the Company's common stock. The 1994 decrease in utilization of funds from 1993 was primarily due to increased sales of the Company's common stock and decreased borrowing activity.

    Subsequent to January 31, 1995, the Company increased its borrowing capacity by replacing its credit/term loan agreements with new unsecured credit agreements with three banks totaling $105 million, which allow borrowings on a revolving basis until March 31, 2000. The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases, capital expenditures and future long-term debt requirements.

EFFECTS OF INFLATION

    The   majority  of  the  Company's  contracts  are  cost-reimbursement  type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term fixed-price and T&M type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy, net income, as a percentage of revenues, has not been significantly impacted by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Consolidated Financial Statements of the Company attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    During the fiscal years ended January 31, 1995 and 1994, the Company did not have a change in accountants or a disagreement with accountants required to be reported hereunder.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For information with respect to the Directors of the Company, see "Election of Directors" appearing in the 1995 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    For information with respect to executive compensation, see the information set forth under the caption "Executive Compensation" in the 1995 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 1995 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    For information with respect to the interests of the Company's management and others in certain transactions, see the information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1995 Proxy Statement, which information is incorporated by reference into this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  1. Financial Statements

            The Consolidated Financial Statements of the Company are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

        2. Financial Statement Schedules

           All schedules  are omitted  because they  are not  applicable or  the
           required   information  is   shown  in   the  consolidated  financial
           statements or the notes thereto.

        3. Exhibits

   EXHIBIT
    NUMBER                                       DESCRIPTION OF EXHIBITS
- --------------  ------------------------------------------------------------------------------------------
     3(a)       Restated Certificate of Incorporation of the Registrant, as amended July 19, 1990.
                 Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for
                 the fiscal year ended January 31, 1991 (the "1991 10-K").
     3(b)       Bylaws of the Registrant, as amended through April 10, 1992. Incorporated by reference to
                 Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 January 31, 1992 (the "1992 10-K").

   EXHIBIT
    NUMBER                                       DESCRIPTION OF EXHIBITS
- --------------  ------------------------------------------------------------------------------------------
    4(a)*       Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of the Registrant
                 (form dated August 1992). Incorporated by reference to Exhibit 4(c) to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (the "1993 10-K").
    4(b)*       Form of Stock Restriction Agreement of the Registrant's Employee Stock Ownership Plan
                 (form dated March 1, 1985). Incorporated by reference to Exhibit 4(e) to Registrant's
                 Annual Report on Form 10-K for the fiscal year ended January 31, 1985 (the "1985 10-K").
    4(c)*       Form of Stock Restriction Agreement of the Registrant's Bonus Compensation Plan (form dated October 1990). Incorporated by reference to Exhibit 4(f) to the 1991 10-K.
    4(d)*       Form of Stock Restriction Agreement of the Registrant's Cash or Deferred Arrangement
                 (TRASOP Account) (form dated March 1, 1985). Incorporated by reference to Exhibit 4(g) to the 1985 10-K.
    4(e)*       Registrant's Bonus Compensation Plan, as amended through April 2, 1991. Incorporated by reference to Exhibit 4(l) to the 1991 10-K.
    4(f)*       Registrant's 1982 Stock Option Plan, as amended through June 9, 1989. Incorporated by reference to Exhibit 4(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990 (the "1990 10-K").
    4(g)*       Registrant's 1992 Stock Option Plan as amended through November 3, 1994.
    4(h)*       Form of Non-Qualified Stock Option Agreement (Employee, Director and Consultant) -- 1982
                 Stock Option Plan (form dated October 1990). Incorporated by reference to Exhibit 4(p) to the 1991 10-K.
    4(i)*       Form of Stock Restriction Agreement of the Registrant's Employee Stock Ownership Plan
                 (TRASOP Account) (form dated April 1, 1991). Incorporated by reference to Exhibit 4(r) to the 1991 10-K.
    4(j)*       Registrant's 1993 Employee Stock Purchase Plan. Incorporated by reference to Annex I to the Registrant's Proxy Statement for the 1993 Annual Meeting of Stockholders as filed
                 April 1993 with the SEC.
    4(k)*       Form of Stock Restriction Agreement of the Registrant's Bonus Compensation Plan (form dated July 1992). Incorporated by reference to Exhibit 4(v) to the 1993 10-K.
    4(l)*       Registrant's Stock Compensation Plan. Incorporated by reference to Exhibit 4(l) to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (the
                 "1994 10-K").
    4(m)*       Registrant's Management Stock Compensation Plan. Incorporated by reference to Exhibit 4(m)
                 to the 1994 10-K.
    4(n)*       Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of the Registrant
                 (form dated February 1995).
    4(o)*       Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of the Registrant
                 (form dated February 1995).
    4(p)*       Form of Stock Restriction Agreement of the Registrant's Bonus Compensation Plan (form dated March 1995).
    4(q)*       1995 Employee Stock Purchase Plan (subject to stockholder approval).
    4(r)*       1995 Stock Option Plan (subject to stockholder approval).

   EXHIBIT
    NUMBER                                       DESCRIPTION OF EXHIBITS
- --------------  ------------------------------------------------------------------------------------------
    10(a)*      Registrant's Keystaff Deferral Plan, as amended through January 30, 1995.
    10(b)       Sixth Amendment dated as of August 10, 1993 to Registrant's Credit Agreement with
                 Citibank, N.A. dated as of October 31, 1988. Incorporated by reference to Exhibit 10(b)
                 to the 1994 10-K.
    10(c)       Fifth Amendment dated as of August 4, 1992 to Registrant's Credit Agreement with Citibank,
                 N.A. dated as of October 31, 1988. Incorporated by reference to Exhibit 10(b) to the 1993
                 10-K.
    10(d)       Fourth Amendment dated as of June 30, 1992 to Registrant's Credit Agreement with Citibank,
                 N.A. dated as of October 31, 1988. Incorporated by reference to Exhibit 10(c) to the 1993
                 10-K.
    10(e)       Third Amendment dated as of July 1, 1991 to Registrant's Credit Agreement with Citibank,
                 N.A. dated as of October 31, 1988. Incorporated by reference to Exhibit 10(b) to the 1992
                 10-K.
    10(f)       Second Amendment dated as of August 31, 1990 to Registrant's Credit Agreement with
                 Citibank, N.A. dated as of October 31, 1988. Incorporated by reference to Exhibit 10(b)
                 to the 1991 10-K.
    10(g)       First Amendment dated as of June 24, 1989 to Registrant's Credit Agreement with Citibank,
                 N.A. dated as of October 31, 1988. Incorporated by reference to Exhibit 10(b) to the 1990
                 10-K.
    10(h)       Credit Agreement with Citibank, N.A. dated as of October 31, 1988. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989 (the "1989 10-K").
    10(i)       Sixth Amendment dated as of July 22, 1993 to Registrant's Credit Agreement with Bank of
                 America NT&SA (successor by merger to Security Pacific National Bank) dated as of October
                 31, 1988. Incorporated by reference to Exhibit 10(i) to the 1994 10-K.
    10(j)       Fifth Amendment dated as of August 10, 1992 to Registrant's Credit Agreement with Bank of
                 America NT&SA (successor by merger to Security Pacific National Bank) dated as of October
                 31, 1988. Incorporated by reference to Exhibit 10(h) to the 1993 10-K.
    10(k)       Fourth Amendment dated as of June 26, 1992 to Registrant's Credit Agreement with Bank of
                 America NT&SA (successor by merger to Security Pacific National Bank) dated as of October
                 31, 1988. Incorporated by reference to Exhibit 10(i) to the 1993 10-K.
    10(l)       Third Amendment dated as of June 14, 1991 to Registrant's Credit Agreement with Security
                 Pacific National Bank dated as of October 31, 1988. Incorporated by reference to Exhibit
                 10(f) to the 1992 10-K.
    10(m)       Second Amendment dated as of June 14, 1990 to Registrant's Credit Agreement with Security
                 Pacific National Bank dated as of October 31, 1988. Incorporated by reference to Exhibit
                 10(c) to the 1991 10-K.
    10(n)       First Amendment dated as of June 15, 1989 to Registrant's Credit Agreement with Security
                 Pacific National Bank dated as of October 31, 1988. Incorporated by reference to Exhibit
                 10(c) to the 1990 10-K.
    10(o)       Credit Agreement with Security Pacific National Bank dated as of October 31, 1988.
                 Incorporated by reference to Exhibit 10(c) to the 1989 10-K.

   EXHIBIT
    NUMBER                                       DESCRIPTION OF EXHIBITS
- --------------  ------------------------------------------------------------------------------------------
    10(p)       Second Amendment dated as of July 30, 1993 and November 3, 1993 to Registrant's Credit
                 Agreement with Continental Bank, N.A. dated as of May 26, 1992. Incorporated by reference to Exhibit 10(p) to the 1994 10-K.
    10(q)       First Amendment dated as of June 18, 1992 to Registrant's Credit Agreement with
                 Continental Bank, N.A. dated as of May 26, 1992. Incorporated by reference to Exhibit
                 10(n) to the 1993 10-K.
    10(r)       Credit Agreement with Continental Bank, N.A. dated as of May 26, 1992. Incorporated by reference to Exhibit 10(o) to the 1993 10-K.
    10(s)       Third Amendment dated as of June 28, 1994 to Registrant's Employee Stock Purchase Loan
                 Agreement with Bank of America NT&SA dated as of November 10, 1992.
    10(t)       Second Amendment dated as of February 24, 1994 to Registrant's Employee Stock Purchase
                 Loan Agreement with Bank of America NT&SA dated as of November 10, 1992.
    10(u)       First Amendment dated as of July 22, 1993 to Registrant's Employee Stock Purchase Loan
                 Agreement with Bank of America NT&SA dated as of November 10, 1992. Incorporated by reference to Exhibit 10(s) to the 1994 10-K.
    10(v)       Registrant's Employee Stock Purchase Loan Agreement with Bank of America NT&SA dated as of
                 November 10, 1992. Incorporated by reference to Exhibit 10(t) to the 1994 10-K.
    10(w)       Registrant's Overdraft Facility with Bank of America dated July 26, 1990, as amended through November 25, 1991. Incorporated by reference to Exhibit 10(o) to the 1992 10-K.
      11        Statement re: computation of per share earnings.
      21        Subsidiaries of the Registrant.
      27        Financial Data Schedule.
    28(a)       Annual Report of the Registrant's Employee Stock Purchase Plan for the plan year ended
                 January 31, 1995.
    28(b)       Annual Report of the Registrant's Cash or Deferred Arrangement for the plan year ended
                 December 31, 1994.

- ------------------------
*    Executive Compensation Plans and Arrangements.
     (b) Reports on Form 8-K in the fourth quarter of the fiscal year ended January 31, 1995:

    A Report on Form 8-K was filed on November 14, 1994. Disclosure was made under Item 5 -- Other Events.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                              SCIENCE APPLICATIONS
                                          INTERNATIONAL CORPORATION

                                          By           /s/ J.R. BEYSTER

                                             -----------------------------------
                                                        J.R. Beyster
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

Date: April 14, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  --------------------------------------  -----------------

                          /s/ J.R. BEYSTER
     -------------------------------------------        Chairman of the Board and Principal      April 14, 1995
                     J.R. Beyster                        Executive Officer

                       /s/ W.A. ROPER, JR.
     -------------------------------------------        Principal Financial Officer              April 14, 1995
                   W.A. Roper, Jr.

                          /s/ P.N. PAVLICS
     -------------------------------------------        Principal Accounting Officer             April 14, 1995
                     P.N. Pavlics

                            /s/ A.L. ALM
     -------------------------------------------        Director                                 April 14, 1995
                       A.L. Alm

                            /s/ V.N. COOK
     -------------------------------------------        Director                                 April 14, 1995
                      V.N. Cook

                          /s/ S.J. DALICH
     -------------------------------------------        Director                                 April 14, 1995
                     S.J. Dalich

                           /s/ C.K. DAVIS
     -------------------------------------------        Director                                 April 14, 1995
                      C.K. Davis

                         /s/ W.H. DEMISCH
     -------------------------------------------        Director                                 April 14, 1995
                     W.H. Demisch

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  --------------------------------------  -----------------

                         /s/ E.A. FRIEMAN
     -------------------------------------------        Director                                 April 14, 1995
                     E.A. Frieman

                          /s/ J.E. GLANCY
     -------------------------------------------        Director                                 April 14, 1995
                     J.E. Glancy

                           /s/ D.A. HICKS
     -------------------------------------------        Director                                 April 14, 1995
                      D.A. Hicks

                           /s/ B.R. INMAN
     -------------------------------------------        Director                                 April 14, 1995
                      B.R. Inman

                            /s/ D.M. KERR
     -------------------------------------------        Director                                 April 14, 1995
                      D.M. Kerr

                            /s/ L.A. KULL
     -------------------------------------------        Director                                 April 14, 1995
                      L.A. Kull
     -------------------------------------------
                      M.R. Laird                        Director                                 April   , 1995

                          /s/ W.M. LAYSON
     -------------------------------------------        Director                                 April 14, 1995
                     W.M. Layson

                          /s/ C.B. MALONE
     -------------------------------------------        Director                                 April 14, 1995
                     C.B. Malone

                          /s/ J.W. MCRARY
     -------------------------------------------        Director                                 April 14, 1995
                     J.W. McRary

                         /s/ E.A. STRAKER
     -------------------------------------------        Director                                 April 14, 1995
                     E.A. Straker
     -------------------------------------------
                     M.R. Thurman                       Director                                 April   , 1995

                           /s/ M.E. TROUT
     -------------------------------------------        Director                                 April 14, 1995
                      M.E. Trout

                       /s/ J.H. WARNER, JR.
     -------------------------------------------        Director                                 April 14, 1995
                   J.H. Warner, Jr.

                           /s/ J.A. WELCH
     -------------------------------------------        Director                                 April 14, 1995
                      J.A. Welch

                          /s/ J.B. WIESLER
     -------------------------------------------        Director                                 April 14, 1995
                     J.B. Wiesler

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
REPORT OF INDEPENDENT ACCOUNTANTS..........................................................................         F-2

FINANCIAL STATEMENTS
Consolidated Statement of Income for the three years ended January 31, 1995................................         F-3
Consolidated Balance Sheet at January 31, 1995 and 1994....................................................         F-4
Consolidated Statement of Stockholders' Equity for the three years ended January 31, 1995..................         F-5
Consolidated Statement of Cash Flows for the three years ended January 31, 1995............................         F-6
Notes to Consolidated Financial Statements.................................................................         F-7

    Financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Science Applications International Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Science Applications International Corporation and its subsidiaries at January 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Diego, California
March 31, 1995

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                  YEAR ENDED JANUARY 31
                                                                       -------------------------------------------
                                                                           1995           1994           1993
                                                                       -------------  -------------  -------------
                                                                        (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues.............................................................  $   1,921,880  $   1,670,882  $   1,504,112
Costs and expenses:
  Cost of revenues...................................................      1,692,623      1,477,701      1,327,992
  Selling, general and administrative expenses.......................        146,083        120,387        113,174
  Interest expense...................................................          3,468          2,966          2,841
                                                                       -------------  -------------  -------------
                                                                           1,842,174      1,601,054      1,444,007
                                                                       -------------  -------------  -------------
Income before income taxes...........................................         79,706         69,828         60,105
Provision for income taxes...........................................         30,654         28,328         22,030
                                                                       -------------  -------------  -------------
Net income...........................................................  $      49,052  $      41,500  $      38,075
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Earnings per share...................................................  $        1.01  $         .89  $         .83
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Average number of shares outstanding, including common stock
 equivalents.........................................................         49,264         47,429         46,179
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                                 JANUARY 31
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.............................................................  $    28,203  $    53,556
  Receivables...........................................................................      421,790      356,836
  Inventories...........................................................................       25,356       14,764
  Prepaid expenses......................................................................       13,647       10,354
  Deferred income taxes.................................................................       20,536       22,083
                                                                                          -----------  -----------
    Total current assets................................................................      509,532      457,593
Property and equipment..................................................................       57,715       50,581
Land and buildings......................................................................       88,997       69,161
Intangible assets.......................................................................       56,214       17,485
Other assets............................................................................       40,126       16,755
                                                                                          -----------  -----------
                                                                                          $   752,584  $   611,575
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..............................................  $   191,429  $   133,433
  Accrued payroll and employee benefits.................................................      124,745      106,548
  Income taxes payable..................................................................       18,409        9,889
  Notes payable and current portion of long-term liabilities............................        1,482        1,143
                                                                                          -----------  -----------
    Total current liabilities...........................................................      336,065      251,013
Long-term liabilities...................................................................       28,955       25,060
Stockholders' equity, per accompanying statement:
  Class A common stock, $.01 par value..................................................          452          443
  Class B common stock, $.05 par value..................................................           17           19
  Additional paid-in capital............................................................      198,052      172,713
  Retained earnings.....................................................................      189,043      162,327
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      387,564      335,502
Commitments and contingencies (Note K)..................................................
                                                                                          -----------  -----------
                                                                                          $   752,584  $   611,575
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     COMMON STOCK
                                                   ------------------------------------------------
                                                          CLASS A                  CLASS B
                                                   ----------------------  ------------------------
                                                     100,000,000 SHARES        5,000,000 SHARES
                                                         AUTHORIZED               AUTHORIZED         ADDITIONAL
                                                   ----------------------  ------------------------    PAID-IN     RETAINED
                                                    SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL     EARNINGS
                                                   ---------  -----------  -----------  -----------  -----------  -----------
                                                                                 (IN THOUSANDS)
Balance at January 31, 1992......................     41,501   $     415          412    $      21   $   110,238  $   124,513
  Issuances of common stock......................      3,311          33                                  29,962
  Repurchases of common stock....................     (2,093)        (21)         (40)          (2)       (6,055)     (19,600)
  Income tax benefit from employee stock
   transactions..................................                                                          2,468
  Net income.....................................                                                                      38,075
                                                   ---------       -----          ---          ---   -----------  -----------
Balance at January 31, 1993......................     42,719         427          372           19       136,613      142,988
  Issuances of common stock......................      3,922          39                                  40,196
  Repurchases of common stock....................     (2,326)        (23)          (8)                    (7,873)     (22,161)
  Income tax benefit from employee stock
   transactions..................................                                                          3,777
  Net income.....................................                                                                      41,500
                                                   ---------       -----          ---          ---   -----------  -----------
Balance at January 31, 1994......................     44,315         443          364           19       172,713      162,327
  Issuances of common stock......................      2,994          30                                  30,138
  Repurchases of common stock....................     (2,066)        (21)         (21)          (2)       (8,356)     (22,336)
  Income tax benefit from employee stock
   transactions..................................                                                          3,557
  Net income.....................................                                                                      49,052
                                                   ---------       -----          ---          ---   -----------  -----------
Balance at January 31, 1995......................     45,243   $     452          343    $      17   $   198,052  $   189,043
                                                   ---------       -----          ---          ---   -----------  -----------
                                                   ---------       -----          ---          ---   -----------  -----------

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      YEAR ENDED JANUARY 31
                                                                                ---------------------------------
                                                                                   1995        1994       1993
                                                                                -----------  ---------  ---------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income..................................................................  $    49,052  $  41,500  $  38,075
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................................       27,738     23,127     21,815
    Non-cash compensation.....................................................        9,898      8,831      7,830
    Loss on disposal of property and equipment................................        1,583        706      1,397
    Loss on disposal of land and building.....................................                                253
    Increase (decrease) in cash, excluding effects of acquisitions, resulting from changes in:
      Receivables.............................................................      (42,623)   (10,438)   (25,274)
      Inventories.............................................................       (4,477)     1,262        452
      Prepaid expenses........................................................       (2,129)    (1,149)       268
      Progress payments.......................................................       11,443     (2,243)   (16,951)
      Deferred income taxes...................................................        1,547     (9,584)    (6,436)
      Other assets............................................................       (8,280)      (740)    (1,922)
      Accounts payable and accrued liabilities................................       44,734     15,392     32,640
      Accrued payroll and employee benefits...................................       16,538     18,952     14,977
      Income taxes payable....................................................       12,077         23      9,017
                                                                                -----------  ---------  ---------
                                                                                    117,101     85,639     76,141
                                                                                -----------  ---------  ---------
Cash flows from investing activities:
  Expenditures for property and equipment.....................................      (20,188)   (18,420)   (17,791)
  Expenditures for land and buildings.........................................      (15,437)    (9,012)    (2,093)
  Acquisitions of certain business assets, net of cash acquired...............      (71,109)   (14,161)   (17,514)
  Proceeds from disposal of property and equipment............................          297        566        781
  Purchase of debt securities held to maturity................................      (13,913)    (6,187)
                                                                                -----------  ---------  ---------
                                                                                   (120,350)   (47,214)   (36,617)
                                                                                -----------  ---------  ---------
Cash flows from financing activities:
  Net repayments under revolving credit agreements............................                            (17,200)
  Decrease in notes payable and long-term liabilities.........................       (8,810)    (3,452)    (4,726)
  Sales of common stock.......................................................       17,421     32,651     23,509
  Repurchases of common stock.................................................      (30,715)   (30,057)   (25,678)
                                                                                -----------  ---------  ---------
                                                                                    (22,104)      (858)   (24,095)
                                                                                -----------  ---------  ---------
  (Decrease) increase in cash and cash equivalents............................      (25,353)    37,567     15,429
  Cash and cash equivalents at beginning of year..............................       53,556     15,989        560
                                                                                -----------  ---------  ---------
  Cash and cash equivalents at end of year....................................  $    28,203  $  53,556  $  15,989
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------
Supplemental schedule of noncash investing and financing activities:
  Issuance of common stock for acquisitions of certain business assets........  $     5,282
                                                                                -----------
                                                                                -----------
  Liabilities assumed in acquisitions of certain business assets..............  $    25,532  $   4,107  $   6,881
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of Science Applications International Corporation and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Investments in affiliates and corporate joint ventures owned twenty to fifty percent are accounted for under the equity method. Other investments are generally carried at cost.

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

    The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. The majority of the Company's indirect contract costs have been agreed upon through 1991 and substantially all of the Company's indirect contract costs have been agreed upon through 1990. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

    CASH AND CASH EQUIVALENTS

    Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Of the $28,203,000 total cash and cash equivalents at January 31, 1995, $24,382,000 was invested in commercial paper. The carrying amounts approximate fair value due to the short maturity of these instruments.

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

    DEBT SECURITIES

    Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" prospectively. Adoption of SFAS No. 115 did not have an effect on the Company's financial position or results of operations in 1995. Long-term debt securities are included in other assets and consist of long-term

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION municipal bonds which have been recorded at amortized cost and classified as "held-to-maturity." As of January 31, 1995, debt securities of $20,100,000 had a fair value of $19,488,000 maturing between 1996 and 1998. Gross unrealized losses amounted to $612,000.

    INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill. Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in an acquisition and is amortized by a straight line method generally over five to ten years. Amortization of intangible assets amounted to $6,257,000, $3,007,000 and $1,859,000 in 1995, 1994 and 1993, respectively. Accumulated amortization was $15,987,000 and $9,730,000 at January 31, 1995 and 1994, respectively.

    INCOME TAXES

    Income taxes are provided utilizing the liability method under SFAS No. 109. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Additionally, under the liability method, changes in tax rates and laws will be reflected in income in the period such changes are enacted.

    COMMON STOCK AND EARNINGS PER SHARE

    Class A and Class B common stock are collectively referred to as common stock in the Notes to Consolidated Financial Statements unless otherwise indicated.

    Computations of earnings per share are based on the weighted average number of shares of common stock outstanding, increased by the effect of dilutive options using the modified treasury stock method. Fully diluted earnings per share was substantially the same as primary earnings per share in 1995, 1994 and 1993.

    A general public market for the Company's common stock does not exist. Periodic determinations of the fair market value of the common stock are made by the Board of Directors pursuant to a stock price formula and valuation process which includes an appraisal prepared by an independent appraisal firm. The Board of Directors reserves the right to alter the formula and valuation process.

    OTHER FINANCIAL INSTRUMENTS

    In October 1994, SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," was issued. The Company has adopted the disclosure requirements of SFAS No. 119 for the year ended January 31, 1995.

    It is the Company's policy not to enter into derivative financial instruments for speculative purposes. During 1995, the Company entered into foreign currency forward exchange contracts to protect against currency exchange risks associated with certain firm and identifiable foreign currency commitments entered into in the ordinary course of business. At January 31, 1995, the Company had approximately $5,066,000 of foreign currency forward exchange contracts in Australian dollars and Spanish pesetas outstanding with net unrealized losses of $98,000. These contracts were executed with creditworthy banks for terms of less than eight months.

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and long-term investments. The Company invests its excess cash principally in U.S. Government and municipal debt securities and commercial paper and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

    Concentrations  of  credit  risk  with respect  to  receivables  are limited because the Company's primary customers are various agencies of the United States Government as well as commercial customers engaged in work for the United States Government. As of January 31, 1995, there were no significant concentrations of receivables with these commercial customers.

    RECLASSIFICATIONS

    Certain  amounts  from  previous  years   have  been  reclassified  in   the
consolidated financial statements to conform to the 1995 presentation.

NOTE B -- ACQUISITIONS:

    Acquisitions of certain business assets and companies have been accounted for by the purchase method of accounting. The operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired has been included in intangible assets as goodwill. The aggregate effect of the purchased acquisitions was not material, therefore, pro forma financial information is not required.

NOTE C -- BUSINESS SEGMENT INFORMATION:

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

    For purposes of analyzing and understanding the Company's financial statements, its operations have been classified into two broad segments:
Technical Services and Products. The Technical Services segment is further classified between the National Security, Environment, Energy and Other business areas. Other business areas include health, space, transportation and commercial information technology.

    Technical services consist of applied and basic research; analysis and development of new and existing policies, concepts, systems and programs; design and development of computer software; systems engineering; systems integration; test and evaluation of new products or systems; technical operational and management support; environmental engineering; and engineering support to existing facilities, laboratories and systems.

    Products include custom designed and standard hardware and software products such as data display devices, "ruggedized" personal computers, sensors and nondestructive imaging instruments. These products typically incorporate Company-developed hardware and software as well as hardware and software manufactured by others.

    Segment information from previous years has been reclassified to conform to the 1995 presentation. The reclassifications had no effect on the consolidated financial position or results of operations for the years ended January 31, 1994 and 1993.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

    Industry segment information is as follows:

                                                                        YEAR ENDED JANUARY 31
                                                             -------------------------------------------
                                                                 1995           1994           1993
                                                             -------------  -------------  -------------
                                                                           (IN THOUSANDS)
Contract revenues:
  Technical Services--
    National Security......................................  $     891,181  $     830,581  $     764,280
    Environment............................................        264,511        253,937        225,958
    Energy.................................................        169,732        156,694        157,320
    Other..................................................        423,362        287,622        239,926
  Products.................................................        171,206        140,741        116,349
Interest income............................................          1,888          1,307            279
                                                             -------------  -------------  -------------
Total revenues.............................................  $   1,921,880  $   1,670,882  $   1,504,112
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------
Operating profit:
  Technical Services--
    National Security......................................  $      25,356  $      27,252  $      33,016
    Environment............................................         12,962         11,341          9,503
    Energy.................................................          9,824          7,985          6,675
    Other..................................................         26,526         11,768          7,789
  Products.................................................          6,618         13,141          5,684
                                                             -------------  -------------  -------------
                                                                    81,286         71,487         62,667
Interest income............................................          1,888          1,307            279
Interest expense...........................................         (3,468)        (2,966)        (2,841)
                                                             -------------  -------------  -------------
Income before income taxes.................................  $      79,706  $      69,828  $      60,105
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------
Identifiable assets:
  Technical Services--
    National Security......................................  $     181,444  $     160,752  $     170,422
    Environment............................................         72,867         66,492         58,382
    Energy.................................................         43,730         37,453         46,631
    Other..................................................        156,650         83,716         45,346
  Products.................................................         38,627         40,694         43,967
                                                             -------------  -------------  -------------
                                                                   493,318        389,107        364,748
Corporate and other assets.................................        259,266        222,468        158,865
                                                             -------------  -------------  -------------
Total assets...............................................  $     752,584  $     611,575  $     523,613
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------

    Because of the nature of the Company's business, sales between segments are not material. Segment operating results reflect general corporate expense allocations because all such expenses are allocated to individual cost objectives by the Company, as required by Government Cost Accounting Standards. Identifiable assets of the respective industry segments consist of receivables, inventories and goodwill. All other assets are either corporate in nature, are not identifiable with particular segments or are not material. Capital expenditures and depreciation and amortization are not identified as to industry segments for similar reasons.

    During 1995, 1994 and 1993, approximately 86%, 88% and 88%, respectively, of the Company's contract revenues were attributable to prime contracts with the United States Government or to subcontracts with other contractors engaged in work for the United States Government. Foreign operations and revenues directly attributable to foreign customers are not material.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE D -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                                       JANUARY 31
                                                                                ------------------------
                                                                                   1995         1994
                                                                                -----------  -----------
                                                                                     (IN THOUSANDS)
Inventories:
  Contracts-in-process, less progress payments of $1,971 and $3,903 at January
   31, 1995 and 1994, respectively............................................  $     6,794  $     7,196
  Raw materials...............................................................       18,562        7,568
                                                                                -----------  -----------
                                                                                $    25,356  $    14,764
                                                                                -----------  -----------
                                                                                -----------  -----------
Property and equipment at cost:
  Computers and other equipment...............................................  $   132,629  $   120,617
  Office furniture and fixtures...............................................       18,136       15,551
  Leasehold improvements......................................................       12,004       10,951
                                                                                -----------  -----------
                                                                                    162,769      147,119
  Less accumulated depreciation and amortization..............................      105,054       96,538
                                                                                -----------  -----------
                                                                                $    57,715  $    50,581
                                                                                -----------  -----------
                                                                                -----------  -----------
Land and buildings at cost:
  Buildings and improvements..................................................  $    75,884  $    57,785
  Land........................................................................       20,919       17,078
  Land held for future use....................................................          702          790
                                                                                -----------  -----------
                                                                                     97,505       75,653
  Less accumulated depreciation and amortization..............................        8,508        6,492
                                                                                -----------  -----------
                                                                                $    88,997  $    69,161
                                                                                -----------  -----------
                                                                                -----------  -----------
Accounts payable and accrued liabilities:
  Accounts payable and other accrued liabilities..............................  $   135,831  $    88,552
  Collections in excess of revenues on uncompleted contracts..................       55,598       44,881
                                                                                -----------  -----------
                                                                                $   191,429  $   133,433
                                                                                -----------  -----------
                                                                                -----------  -----------
Accrued payroll and employee benefits:
  Salaries, bonuses and amounts withheld from employees' compensation.........  $    70,401  $    59,891
  Accrued vacation............................................................       41,285       36,731
  Accrued contributions to employee benefit plans.............................       13,059        9,926
                                                                                -----------  -----------
                                                                                $   124,745  $   106,548
                                                                                -----------  -----------
                                                                                -----------  -----------

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE E -- RECEIVABLES:

    Receivables consist of the following:

                                                                                       JANUARY 31
                                                                                ------------------------
                                                                                   1995         1994
                                                                                -----------  -----------
                                                                                     (IN THOUSANDS)
Receivables, primarily U.S. Government, less allowance for doubtful accounts of $1,214 and $755 at January 31, 1995 and 1994, respectively:
  Billed......................................................................  $   310,429  $   256,996
  Unbilled, less progress payments of $30,113 and $16,738 at January 31, 1995
   and 1994, respectively.....................................................       77,749       81,699
  Contract retentions.........................................................       23,570       18,141
  Refundable income taxes.....................................................       10,042
                                                                                -----------  -----------
                                                                                $   421,790  $   356,836
                                                                                -----------  -----------
                                                                                -----------  -----------

    Unbilled receivables at January 31, 1995 and 1994 include $13,776,000 and $16,228,000 respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which formal contracts or contract modifications have not been executed. The balance of unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. The majority of the retention balance is expected to be collected beyond one year.

NOTE F -- NOTES PAYABLE:

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

    There were no balances outstanding under the credit/term loan agreements at January 31, 1995, 1994 and 1993. As of January 31, 1995, the entire $67,500,000 was available under the most restrictive debt covenants of the credit/term loan agreements. The maximum amounts outstanding were $12,800,000, $19,200,000 and $31,000,000 in 1995, 1994 and 1993, respectively. The average amount outstanding was $197,000, $541,000 and $6,724,000 during 1995, 1994 and 1993, respectively.
The weighted average interest rate in 1995, 1994 and 1993 was 4.9%, 3.5% and 4.5%, respectively, based upon average daily balances.

NOTE G -- EMPLOYEE BENEFIT PLANS:

    Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Adoption of SFAS No. 112, which required the Company to recognize an obligation to provide postemployment benefits in accordance with previously issued standards, had an immaterial effect on net income in 1995. While adoption of SOP 93-6 required certain disclosures in the Notes to Consolidated Financial Statements, it did not have an effect on the Company's financial position or results of operations in 1995.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

    Effective January 1, 1995, the Company merged two of its former profit sharing retirement plans into one principal Profit Sharing Retirement Plan in which eligible employees participate. Participants' interests vest 25% per year in the third through sixth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Contributions charged to income under the plans were $27,420,000, $20,471,000 and $19,114,000 for 1995, 1994 and 1993, respectively.

    The Company has an Employee Stock Ownership Plan (the "Plan") in which eligible employees participate. Cash contributions to the Plan are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the Company common stock or cash in the year of contribution. The vesting requirements for the Plan are the same as for the Profit Sharing Retirement Plan. Shares of Company common stock distributed from the Plan bear a limited put option that, if exercised, would require the Company to repurchase the shares at their current fair value. At January 31, 1995, the Plan held 15,974,000 shares of Class A common stock and
37,100 shares of Class B common stock with a combined fair value of $254,031,000. Contributions charged to income under the Plan were $10,516,000, $15,096,000, and $13,904,000 for 1995, 1994 and 1993, respectively.

    The Company has one principal Cash or Deferred Arrangement (CODA) which allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions to the CODA of $10,977,000, $7,673,000, and $6,608,000 were charged to income in 1995, 1994 and 1993, respectively. Effective January 1, 1995, the Company's matching contributions to employees hired after such date will be subject to the same vesting requirements as for the Profit Sharing Retirement Plan, while the Company's matching contributions for existing employees remain fully vested.

    The Company has a Bonus Compensation Plan which provides for bonuses to reward outstanding employee performance. Bonuses are paid in the form of cash, fully vested shares of Class A common stock or vesting shares of Class A common stock. Awards of vesting shares of Class A common stock made prior to July 10, 1992, vest at the rate of 10%, 20%, 30% and 40% after one, two, three and four years, respectively, from the date of award. Awards of vesting shares of Class A common stock made after July 10, 1992, vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The amounts charged to income under this plan were $23,831,000, $20,111,000, and $19,234,000 for 1995,
1994 and 1993, respectively.

    During  1995,  the  Company  adopted the  Stock  Compensation  Plan  and the
Management Stock Compensation Plan, together referred to as the "Stock Compensation Plans." The Stock Compensation Plans provide for awards of share units to eligible employees, which share units generally correspond to shares of Class A common stock which are held in trust for the benefit of participants. Participants' interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The amount charged to income under these plans was $160,000 for 1995.

    The Company also has an Employee Stock Purchase Plan which allows eligible employees to purchase shares of the Company's Class A common stock, with the Company contributing 5% of the existing fair market value. There are no charges to income under this plan.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE H -- INCOME TAXES:

    The provision for income taxes includes the following:

                                                                            YEAR ENDED JANUARY 31
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Payable currently:
  Federal............................................................  $  29,138  $  31,482  $  27,247
  State and foreign..................................................      8,110      7,408      7,224
Deferred:
  Federal............................................................     (5,300)    (8,650)   (10,121)
  State and foreign..................................................     (1,294)    (1,912)    (2,320)
                                                                       ---------  ---------  ---------
                                                                       $  30,654  $  28,328  $  22,030
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following temporary differences:

                                                                 JANUARY 31
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
                                                               (IN THOUSANDS)
Income recognition:
  Contractually billable method............................  $ 16,657  $ 10,879
  Completed contract method................................     2,127     6,727
Accrued vacation pay.......................................    15,240    14,011
Deferred compensation......................................     6,628     5,374
Vesting stock bonuses......................................     4,591     3,720
Other......................................................     3,677     2,384
                                                             --------  --------
    Total deferred tax assets..............................    48,920    43,095
                                                             --------  --------
Employee benefit plan contributions........................    (9,356)  (10,270)
Depreciation and amortization..............................    (4,026)   (5,054)
Cash to accrual basis conversion for certain
 subsidiaries..............................................    (2,221)
Contributions to voluntary employee beneficiary
 association...............................................              (1,562)
Other......................................................    (1,875)     (520)
                                                             --------  --------
    Total deferred tax liabilities.........................   (17,478)  (17,406)
                                                             --------  --------
Net deferred tax asset.....................................  $ 31,442  $ 25,689
                                                             --------  --------
                                                             --------  --------

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (35% for 1995 and 1994, and 34% for 1993) to income before income taxes follows:

                                                        YEAR ENDED JANUARY 31
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
                                                           (IN THOUSANDS)
Amount computed at statutory rate...................  $27,897  $24,440  $20,436
State income taxes, net of federal tax benefit......    4,303    3,573    3,236
Revision of prior years' tax estimates..............   (4,134)    (251)  (1,887)
Nondeductible meals and entertainment...............    2,150      772      705
Other...............................................      438     (206)    (460)
                                                      -------  -------  -------
                                                      $30,654  $28,328  $22,030
                                                      -------  -------  -------
                                                      -------  -------  -------

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

    Other assets include deferred income taxes of $10,906,000 and $3,606,000 at January 31, 1995 and 1994, respectively. Income taxes paid in 1995, 1994 and 1993 amounted to $35,600,000, $38,392,000, and $25,480,000, respectively. The effective rates for 1995, 1994 and 1993 have been reduced as a result of ongoing resolutions of certain issues relating to prior year federal and state income tax returns as well as a favorable settlement of 1986 and 1987 tax years.

NOTE I -- LONG-TERM LIABILITIES:

    Long-term liabilities consist of the following:

                                                                   JANUARY 31
                                                                ----------------
                                                                 1995     1994
                                                                -------  -------
                                                                 (IN THOUSANDS)
Mortgage payable collateralized by real property..............  $12,551  $12,654
Deferred compensation.........................................   14,042   11,609
Other.........................................................    3,844    1,940
                                                                -------  -------
                                                                 30,437   26,203
Less current portion..........................................    1,482    1,143
                                                                -------  -------
                                                                $28,955  $25,060
                                                                -------  -------
                                                                -------  -------

    In connection with the purchase of land and a building in 1991, the Company assumed a mortgage note of $12,800,000. Terms of the note include an 8.88% interest rate and monthly payments of principal and interest of $102,000 until July 1, 1997 when the remaining principal balance becomes due.

    The Company maintains a Keystaff Deferral Plan for the benefit of key executives and directors, pursuant to which eligible participants may elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under this plan but does credit participant accounts for deferred compensation amounts and for interest earned on such deferred compensation. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (7.26% in 1995). Deferred balances will generally be paid upon the later of ten years of plan participation or retirement, unless participants elect an early pay-out.

    The carrying amount of the Company's long-term liabilities approximates fair value. The fair value of the Company's long-term liabilities is estimated based on the current rates offered to the Company for similar debt of the same remaining maturities.

    Maturities of long-term liabilities are as follows:

                                                                           (IN
YEAR ENDING JANUARY 31                                                   THOUSANDS)
- -----------------------------------------------------------------------
1996...................................................................  $1,482
1997...................................................................     631
1998...................................................................  14,490
1999...................................................................     654
2000...................................................................     316
2001 and after.........................................................  12,864
                                                                         -------
                                                                         $30,437
                                                                         -------
                                                                         -------

NOTE J -- COMMON STOCK AND OPTIONS:

    The Company has options outstanding under two stock option plans, the 1992 Stock Option Plan (the 1992 Plan), which was adopted effective July 10, 1992, and the 1982 Stock Option Plan (the 1982 Plan). Under the 1992 and 1982 Plans, options are granted at prices not less than the fair market

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION value at the date of grant and for terms not greater than ten years. Options granted prior to July 10, 1992 generally become exercisable 10%, 20%, 30% and 40% after one, two, three and four years, respectively, from the date of grant. Options granted after July 10, 1992 generally become exercisable 20%, 20%, 20% and 40% after one, two, three and four years, respectively, from the date of grant. No options have been granted under the 1982 Plan after July 10, 1992, the date the 1982 Plan terminated. The Company makes no charge to income in connection with these Plans.

    As of January 31, 1995, 17,633,000 shares of Class A common stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. As of January 31, 1995, options for 4,014,000 shares of Class A common stock were exercisable and 5,980,000 shares of Class A common stock were available for future grants.

    A summary of changes in outstanding options under the Plans during the three years ended January 31, 1995, is as follows:

                                                                   SHARES OF
                                                                    CLASS A
                                                                  COMMON STOCK
                                                OPTION PRICES      UNDERLYING
                                                  PER SHARE         OPTIONS
                                               ----------------  --------------
                                                                 (IN THOUSANDS)
January 31, 1992.............................  $ 6.82 to $10.83       9,990
  Options granted............................   11.15 to  11.83       2,864
  Options canceled...........................    6.82 to  11.83        (556)
  Options exercised..........................    6.82 to  10.83      (1,759)
                                                                    -------
January 31, 1993.............................    7.04 to  11.83      10,539
  Options granted............................   12.01 to  13.12       2,580
  Options canceled...........................    7.04 to  13.12        (442)
  Options exercised..........................    7.04 to  11.83      (1,988)
                                                                    -------
January 31, 1994.............................    8.19 to  13.12      10,689
  Options granted............................   14.19 to  15.07       3,201
  Options canceled...........................    8.19 to  15.07        (646)
  Options exercised..........................    8.19 to  13.12      (1,591)
                                                                    -------
January 31, 1995.............................  $ 9.32 to $15.07      11,653
                                                                    -------
                                                                    -------

    The Company has agreed to make available for issuance, purchase or options approximately 1,114,000 shares of Class A common stock to employees, prospective employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events. The selling price of shares and the exercise price of options are to be the fair market value at the date such shares are made available or options are granted.

NOTE K -- COMMITMENTS AND CONTINGENCIES:

    The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable leases. Rental expenses for facilities and equipment totaled $58,538,000, $57,213,000 and $54,050,000 in 1995, 1994 and 1993,
respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

    Minimum   rental   commitments,   primarily   for   facilities,   under  all
noncancelable operating leases in effect at January 31, 1995, are payable as follows:

                                                                          (IN
YEAR ENDING JANUARY 31                                                  THOUSANDS)
- ----------------------------------------------------------------------
1996..................................................................  $41,826
1997..................................................................   25,003
1998..................................................................   17,348
1999..................................................................   13,506
2000..................................................................    8,684
2001 and after........................................................   11,393
                                                                        --------
                                                                        $117,760
                                                                        --------
                                                                        --------

    The Company leases a general purpose office building and has guaranteed a $12,250,000 loan on behalf of the building owner. Certain financial ratios and balances required by the guarantee have been maintained.

    Other commitments at January 31, 1995 include outstanding letters of credit aggregating $11,676,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $86,324,000, principally related to performance and payment type bonds.

    On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by the SAIT operating unit of the Company under three contracts with the DOD. The search warrants and subpoena state that the U.S. Government is seeking evidence regarding the making of false statements and false claims to the DOD, as well as conspiracy to commit such offenses. The search warrant and subpoena appear to be based upon allegations contained in a civil complaint that had been filed under seal on March 13, 1993 by an employee of the Company's SAIT operating unit. The complaint was filed in the U.S. District Court for the Southern District of California and sought damages on behalf of the U.S. Government under the Federal False Claims Act. On August 1, 1994, the Department of Justice on behalf of the U.S. Government announced its intention to intervene in the case. Based on the Company's motion, on November 8, 1994, the District Court dismissed the employee who had originally filed the complaint from the lawsuit, leaving only the U.S. Government and the Company as parties. The employee has appealed the District Court's order to the U.S. Court of Appeals for the Ninth Circuit. The Company has engaged in a series of presentations and submissions with the Department of Justice in which the Company responded to issues raised by the Department of Justice. At this stage of the proceedings, the Company is unable to assess the impact, if any, of this investigation and lawsuit on its consolidated financial position, results of operations or ability to conduct business.

    The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

NOTE L -- SUPPLEMENTARY INCOME STATEMENT INFORMATION:

    Charges  to  costs  and  expenses  for  depreciation  and  amortization   of
buildings, property and equipment were $21,481,000, $20,120,000 and $19,956,000 for 1995, 1994 and 1993, respectively.

    The Company expensed $8,490,000, $5,689,000 and $8,238,000 of independent research and development costs during 1995, 1994 and 1993, respectively.

    Total interest paid in 1995, 1994 and 1993 amounted to $1,514,000, $1,449,000 and $1,743,000 respectively.