Form 10-Q
period 1995-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1995-06-13
CIK 353394

  -----------------------------------------------------------------------------
  -----------------------------------------------------------------------------
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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-12771

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                              95-3630868
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                            10260 CAMPUS POINT DRIVE
                          SAN DIEGO, CALIFORNIA  92121
                                 (619) 546-6000
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X   NO
                                                 ----    ----



     As of May 31, 1995, the registrant had 46,233,087 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 338,381 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I



                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited, in thousands, except per-share amounts)

                                                       Three months ended
                                                  -----------------------------
                                                  April 30, 1995 April 30, 1994
                                                  -------------- --------------
Revenues                                          $    476,839   $    413,280
                                                  ------------   ------------

Costs and expenses:
   Cost of revenues                                    417,501        364,220
   Selling, general and administrative expenses         35,527         31,394
   Interest expense                                        969            768
                                                  ------------   ------------
                                                       453,997        396,382
                                                  ------------   ------------

Income before income taxes                              22,842         16,898

Provision for income taxes                              10,050          7,249
                                                  ------------   ------------

Net income                                        $     12,792   $      9,649
                                                  ------------   ------------
                                                  ------------   ------------

Earnings per share of common stock
 and equivalents                                  $        .26   $        .20
                                                  ------------   ------------
                                                  ------------   ------------





          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                 April 30, 1995      January 31, 1995
                                                                 --------------      ----------------
                                                                 (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                     $   5,233           $  28,203
   Restricted cash                                                   7,067
   Receivables                                                     439,130             421,790
   Inventories                                                      19,504              25,356
   Prepaid expenses and other current assets                        17,926              13,647
   Deferred income taxes                                            20,807              20,536
                                                                 ---------           ---------
     Total current assets                                          509,667             509,532

Property and equipment (less accumulated depreciation
   of $107,425 and $105,054 at April 30, 1995
   and January 31, 1995, respectively)                              56,276              57,715

Land and buildings (less accumulated depreciation of
   $9,081 and $8,508 at April 30, 1995
   and January 31, 1995, respectively)                              88,989              88,997
Intangible assets                                                   58,880              56,214
Other assets                                                        37,963              40,126
                                                                 ---------           ---------
                                                                 $ 751,775           $ 752,584
                                                                 ---------           ---------
                                                                 ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                      $ 168,647           $ 191,429
   Accrued payroll and employee benefits                            92,932             124,745
   Income taxes payable                                             17,512              18,409
   Notes payable and current portion of long-term liabilities       30,517               1,482
                                                                 ---------           ---------
     Total current liabilities                                     309,608             336,065

Long-term liabilities                                               30,808              28,955
Stockholders' equity:
   Common stock:
     Class A, $.01 par value
     Authorized: 100,000 shares
     Issued and outstanding:
        April 30, 1995 - 46,041 shares                                 461
        January 31, 1995 - 45,243 shares                                                   452
   Class B, $.05 par value
     Authorized: 5,000 shares
     Issued and outstanding:
        April 30, 1995 - 341 shares                                     17
        January 31, 1995 - 343 shares                                                       17
   Additional paid-in capital                                      215,420             198,052
   Retained earnings                                               195,461             189,043
                                                                 ---------           ---------
        Total stockholders' equity                                 411,359             387,564
                                                                 ---------           ---------
                                                                 $ 751,775           $ 752,584
                                                                 ---------           ---------
                                                                 ---------           ---------



          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                         Three months ended
                                                                 -----------------------------------
                                                                 April 30, 1995      April 30, 1994
                                                                 --------------      --------------
Cash flows from operating activities:
   Net income                                                    $   12,792          $    9,649
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                   7,017               5,549
      Non-cash compensation                                          11,313               9,130
      Loss on disposal of property and equipment                        130                  47
      Increase (decrease) in cash, excluding effects of
      acquisitions, resulting from changes in:
        Receivables                                                 (13,442)             21,237
        Inventories                                                   6,645              (5,955)
        Prepaid expenses                                             (1,508)               (517)
        Progress payments                                             2,886               1,194
        Deferred income taxes                                          (271)                277
        Other assets                                                    515                  73
        Accounts payable and accrued liabilities                    (34,013)            (21,397)
        Accrued payroll and employee benefits                       (32,114)            (25,634)
        Income taxes payable                                             (8)              6,353
                                                                 ----------          ----------
                                                                    (40,058)                  6
                                                                 ----------          ----------
Cash flows from investing activities:
   Expenditures for property and equipment                           (2,479)             (1,284)
   Expenditures for land and buildings                                 (565)
   Acquisitions of certain business assets, net of cash
      acquired                                                                          (11,824)
   Proceeds from disposal of property and equipment                      96                  70
   Purchase of debt securities held to maturity                                         (13,988)
                                                                 ----------          ----------
                                                                     (2,948)            (27,026)
                                                                 ----------          ----------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements                  29,000
   Decrease in notes payable and long-term liabilities               (5,847)             (5,481)
   Sales of common stock                                              5,551               3,200
   Repurchases of common stock                                       (8,668)             (8,744)
                                                                 ----------          ----------
                                                                     20,036             (11,025)
                                                                 ----------          ----------
Decrease in cash and cash equivalents                               (22,970)            (38,045)
Cash and cash equivalents at beginning of period                     28,203              53,556
                                                                 ----------          ----------
Cash and cash equivalents at end of period                       $    5,233          $   15,511
                                                                 ----------          ----------
                                                                 ----------          ----------
Supplemental schedule of non-cash investing and
   financing activities:
   Issuance of common stock for acquisitions of certain
     business assets                                             $    3,882          $    5,282
                                                                 ----------          ----------
                                                                 ----------          ----------
   Liabilities assumed in acquisitions of certain
     business assets                                             $   10,235          $   14,498
                                                                 ----------          ----------
                                                                 ----------          ----------

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION:

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Certain amounts from the three months ended April 30, 1994 have been reclassified in the consolidated financial statements to conform to the presentation of the three months ended April 30, 1995.

In the opinion of management, the unaudited financial information for the three month periods ended April 30, 1995 and 1994 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Long-term debt securities are included in other assets and consist of long-term municipal bonds which have been recorded at amortized cost and classified as "held-to-maturity." Those securities which are short-term in nature because of approaching maturity dates are included in prepaid expenses and other current assets. As of April 30, 1995, short and long-term debt securities of $20,036,000 had a fair value of $19,727,000 maturing between 1996 and 1998. Gross unrealized losses amounted to $309,000.

It is the Company's policy not to enter into derivative financial instruments for speculative purposes. The Company has entered into foreign currency forward exchange contracts to protect against currency exchange risks associated with certain firm and identifiable foreign currency commitments entered into in the ordinary course of business. At April 30, 1995, the Company had approximately $13,642,000 of foreign currency forward exchange contracts in Australian dollars, Spanish pesetas, British pounds sterling and French francs outstanding with net unrealized gains of $176,000. These contracts were executed with creditworthy banks for terms ranging from four months to seven years.

NOTE C - RESTRICTED CASH:

In March 1995, the Company was awarded a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center. The contract is for a term of one year with two one-year options. As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

NOTE D - RECEIVABLES:

Unbilled accounts receivable include $15,758,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at April 30, 1995.

NOTE E - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                April 30, 1995
                                                                --------------
                                                                (in thousands)
Inventories:
   Contracts-in-process, less progress payments of $1,178       $ 2,586
   Raw Materials                                                 16,918
                                                                -------
                                                                $19,504
                                                                -------
                                                                -------

NOTE F - NOTES PAYABLE

Effective April 13, 1995, the Company replaced its credit/term loan agreements with new unsecured revolving credit loan agreements with three banks totaling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit, or interbank offshore borrowing rates. Annual facility fees are 1/2 of 1% of the total commitment during the revolving credit term. As of April 30, 1995, $29,000,000 was outstanding at an interest rate of 6.4%. The balance of $76,000,000 was available under the most restrictive debt covenants of the credit loan agreements.

NOTE G - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE H - COMMITMENTS AND CONTINGENCIES

On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by the SAIT operating unit of the Company under three contracts with the DOD. The search warrants and subpoena state that the U.S. Government is seeking evidence regarding the making of false statements and false claims to the DOD, as well as conspiracy to commit such offenses. The search warrant and subpoena appear to be based upon allegations contained in a civil complaint that had been filed under seal on March 13, 1993 by an employee of the Company's SAIT operating unit. The complaint was filed in the U.S District Court for the Southern District of California and sought damages on behalf of the U.S. Government under the Federal False Claims Act. On August 1, 1994, the Department of Justice, on behalf of the U.S. Government, announced its intention to intervene in the case. Based on the Company's motion, on November 8, 1994, the District Court dismissed the employee who had originally filed the complaint from the lawsuit, leaving only the U.S. Government and the Company as parties. The employee has appealed the District Court's order to the US. Court of Appeals for the Ninth Circuit. The Company has engaged in a series of presentations and submissions with the Department of Justice in which the Company responded to issues raised by the Department of Justice. At this stage of the proceedings, the Company is unable to assess the impact, if any, of this investigation and lawsuit on its consolidated financial position, results of operations or ability to conduct business.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended April 30, 1995 increased 15.4% compared to the same period of the prior year and continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At April 30, 1995, the Company had approximately 18,500 full-time employees (including approximately 1,300 full-time employees of the contract described in Note C of the Notes to Consolidated Financial Statements) compared to approximately 15,900 at April 30, 1994. Material and subcontract ("M&S") revenues were $122 million and $94 million for the three months ended April 30, 1995 and 1994, respectively. As a percentage of total revenues, M&S revenues were 26% and 23% for the three months ended April 30, 1995 and 1994, respectively, and have increased due to the growth in the pass-through of M&S costs on certain large, multi-year systems integration contracts and the growth of product revenues. Product revenues generally have a very high percentage of M&S content.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts increased to 20% for the three months ended April 30, 1995 from 17% for same period of the prior year. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 24% and 21% of revenues for the three months ended April 30, 1995 and 1994, respectively, while cost reimbursement contracts were 56% and 62% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

The cost of revenues as a percentage of revenues (excluding interest income) decreased to 87.6% for the three months ended April 30, 1995 compared to 88.2% for the same period of the prior year. The decrease in the cost of revenues percentage is primarily attributable to decreased overruns during the performance of certain FFP contracts.


Selling, general and administrative ("SG&A") expenses as a percentage of revenues (excluding interest income) remained relatively constant at 7.5% and 7.6% for the three months ended April 30, 1995 and 1994, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. B&P costs decreased slightly as a percentage of revenues. The level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources. IR&D and G&A costs remained constant as a percentage of revenues. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

Interest expense for the three months ended April 30, 1995 and 1994 primarily relates to interest on a building mortgage, deferred compensation and borrowings outstanding under the Company's credit loan agreements.

The Company is a defendant in a lawsuit filed in the U.S. District Court for the Southern District of California which seeks damages on behalf of the U.S. Government under the Federal False Claims Act. No material developments occurred during the three months ended April 30, 1995.

The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. Effective April 13, 1995, the Company replaced its credit/term loan agreements with new unsecured revolving credit loan agreements with three banks totalling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. As of April 30, 1995, $29,000,000 was outstanding at an interest rate of 6.4%. The balance of $76,000,000 was available under the most restrictive debt covenants of the credit loan agreements. At April 30, 1994 there were no borrowings outstanding under the prior agreements.

Cash flows utilized for operating activities increased to $40 million for the three months ended April 30, 1995 compared to a source of cash of six thousand dollars for the same period of the prior year. The increase was caused primarily by working capital requirements due to revenue growth and higher tax payments, partially offset by inventory reductions. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms. Receivable days outstanding as of April 30, 1995 and 1994 were 63 days. Average receivable days outstanding for the three months ended April 30, 1995 were 65 days compared to 64 days for the same period of the prior year.

Cash flows spent on investing activities decreased to $3 million for the three months ended April 30, 1995 compared to $27 million for the same period of the prior year. The decrease was primarily due to lower acquisition activity and purchases of debt securities in the prior year. The Company expects to continue acquiring businesses to complement the Company's capabilities in the areas of transportation, environment, health and energy.

Cash flows generated from financing activities were $20 million for the three months ended April 30, 1995 compared to a use of cash of $11 million for the same period for the prior year. The increase was caused primarily by $29 million of borrowings under the Company's revolving credit loan agreements. The borrowed funds were primarily used to finance the working capital requirements described above. The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases, capital expenditures and future long-term debt requirements.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in the U.S District Court for the Southern District of California which seeks damages on behalf of the U.S. Government under the Federal False Claims Act. No material developments occurred during the three months ended April 30, 1995. Additional information concerning the lawsuit is contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

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


                                                  SCIENCE APPLICATIONS
                                                  INTERNATIONAL CORPORATION



Date:  June 13, 1995                              /s/W. A. Roper
                                                  ----------------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer and
                                                  as a duly authorized officer

                                  Exhibit Index
                 Science Applications International Corporation
                       Fiscal Quarter Ended April 30, 1995



Exhibit
  No.                          Description of Exhibits
- -------     -------------------------------------------------------------

 10(a)         Credit Agreement with Bank of America NT&SA dated as of April 7, 1995

 10(b)         Credit Agreement with Citicorp USA, Inc. dated as of April 7, 1995

 10(c)         Credit Agreement with Morgan Guaranty Trust Company of New York dated as of April 7, 1995

 11            Statement re:  Computation of Per Share Earnings

 27            Financial Data Schedule
