Form 10-Q
period 1995-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1995-09-07
CIK 353394

===============================================================================


                                UNITED STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D. C.  20549

                             -------------------

                                 FORM  10-Q
(Mark One)
/x/        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1995

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

   As of August 31, 1995, the Registrant had 46,676,048 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 336,651 shares of Class B common stock, $.05 par value per share, issued and outstanding.


===============================================================================

                                   PART I




                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                                        CONSOLIDATED STATEMENT OF INCOME
                                    (In thousands, except per-share amounts)
                                                  (Unaudited)

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                           ---------------------------------        ---------------------------------
                                            JULY 31, 1995     JULY 31, 1994          JULY 31, 1995     JULY 31, 1994
                                           ---------------   ---------------        ---------------   ---------------
Revenues                                    $  528,782        $  484,302             $  1,005,621      $  897,582
                                           ---------------   ---------------        ---------------   ---------------

Costs and expenses:
  Cost of revenues                             457,771           427,537                  875,755         791,757
  Selling, general and
   administrative expenses                      44,637            34,683                   79,681          66,077
  Interest expense                               1,329               650                    2,298           1,418
                                           ---------------   ---------------        ---------------   ---------------
                                               503,737           462,870                  957,734         859,252
                                           ---------------   ---------------        ---------------   ---------------

Income before income taxes                      25,045            21,432                   47,887          38,330
Provision for income taxes                      11,020             9,195                   21,070          16,444
                                           ---------------   ---------------        ---------------   ---------------

Net income                                  $   14,025        $   12,237             $     26,817      $   21,886
                                           ===============   ===============        ===============   ===============

Earnings per share of
 common stock and equivalents               $      .28        $      .25             $        .54      $      .45
                                           ===============   ===============        ===============   ===============


                   See accompanying notes to consolidated financial statements.

                                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                                          CONSOLIDATED BALANCE SHEET
                                               (in thousands)

                                                            JULY 31, 1995        JANUARY 31, 1995
                                                          -----------------     -------------------
                                                             (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                 $   38,982             $   28,203
  Restricted cash                                                3,923
  Receivables                                                  425,124                421,790
  Inventories                                                   16,972                 25,356
  Prepaid expenses and other current assets                     25,436                 13,647
  Deferred income taxes                                         21,078                 20,536
                                                          -----------------     -------------------
    Total current assets                                       531,515                509,532

Property and equipment (less accumulated depreciation
 of $112,006 and $105,054 at July 31, 1995 and
 January 31, 1995, respectively)                                58,666                 57,715

Land and buildings (less accumulated depreciation of
 $9,663 and $8,508 at July 31, 1995 and
January 31, 1995, respectively)                                 88,362                 88,997

Intangible assets (less accumulated amortization of
 $20,031 and $15,987 at July 31, 1995 and
 January 31, 1995, respectively)                                59,245                 56,214
Other assets                                                    32,827                 40,126
                                                          -----------------     -------------------
                                                            $  770,615             $  752,584
                                                          =================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                  $  166,990             $  191,429
  Accrued payroll and employee benefits                        122,700                124,745
  Income taxes payable                                          15,220                 18,409
  Notes payable and current portion of long-term
   liabilities                                                   3,207                  1,482
                                                          -----------------     -------------------
    Total current liabilities                                  308,117                336,065

Long-term liabilities                                           31,785                 28,955
Stockholders' equity:
  Common stock:
    Class A, $.01 par value
      Authorized: 100,000 shares
      Issued and outstanding:
      July 31, 1995 - 46,561 shares                                465
      January 31, 1995 - 45,243 shares                                                    452
    Class B, $.05 par value
      Authorized: 5,000 shares
      Issued and outstanding:
      July 31, 1995 - 338 shares                                    17
      January 31, 1995 - 343 shares                                                        17
  Additional paid-in capital                                   226,287                198,052
  Retained earnings                                            203,944                189,043
                                                          -----------------     -------------------
      Total stockholders' equity                               430,713                387,564
                                                          -----------------     -------------------
                                                            $  770,615             $  752,584
                                                          =================     ===================


                   See accompanying notes to consolidated financial statements.

                                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (In thousands)
                                                   (Unaudited)


                                                                    SIX MONTHS ENDED
                                                           ---------------------------------------
                                                             JULY 31, 1995         JULY 31, 1994
                                                           ----------------       ----------------
Cash flows from operating activities:
  Net income                                                 $  26,817              $  21,886
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                               15,698                 11,979
    Noncash compensation                                        11,926                  9,370
    Loss on disposal of property and equipment                     291                    217
    Increase (decrease) in cash, excluding effects of
     acquisitions, resulting from changes in:
      Receivables                                                6,605                 24,017
      Inventories                                                9,879                (13,429)
      Prepaid expenses and other current assets                 (2,936)                (1,075)
      Deferred income taxes                                       (542)                (3,392)
      Other assets                                                (649)                (4,610)
      Progress payments                                            513                 (1,403)
      Accounts payable and accrued liabilities                 (34,145)                (7,465)
      Accrued payroll and employee benefits                     (3,122)                   983
      Income taxes payable                                      (1,411)                 2,640
                                                           ----------------       ----------------
                                                                28,924                 39,718
                                                           ----------------       ----------------

Cash flows from investing activities:
  Expenditures for property and equipment                      (10,378)                (5,119)
  Expenditures for land and buildings                             (520)               (14,485)
  Acquisitions of certain business assets, net of cash           1,402                (11,005)
  Proceeds from disposal of property and equipment                 217                    106
  Purchase of marketable securities                                                   (13,988)
                                                           ----------------       ----------------
                                                                (9,279)               (44,491)
                                                           ----------------       ----------------

Cash flows from financing activities:
  Decrease in notes payable and long-term liabilities           (4,869)                (5,424)
  Sales of common stock                                         12,941                  6,548
  Repurchases of common stock                                  (16,938)               (15,125)
                                                           ----------------       ----------------
                                                                (8,866)               (14,001)
                                                           ----------------       ----------------

Increase (decrease) in cash and cash equivalents                10,779                (18,774)
Cash and cash equivalents at beginning of period                28,203                 53,556
                                                           ----------------       ----------------
Cash and cash equivalents at end of period                   $  38,982              $  34,782
                                                           ================       ================
Supplemental schedule of non-cash investing and
 financing activities:
Issuance of common stock for acquisitions of certain
 business assets                                             $   8,973              $   5,282
                                                           ================       ================
Liabilities assumed in acquisitions of certain
 business assets                                             $  13,936              $  14,498
                                                           ================       ================


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

Certain amounts from the six months ended July 31, 1994 have been reclassified in the consolidated financial statements to conform to the presentation of the six months ended July 31, 1995.

In the opinion of management, the unaudited financial information for the six month periods ended July 31, 1995 and 1994 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-term debt securities are included in other assets and consist of long-term municipal bonds which have been recorded at amortized cost and classified as "held-to-maturity." Those securities which are short-term in nature because of approaching maturity dates are included in prepaid expenses and other current assets. As of July 31, 1995, short and long-term debt securities of $20,028,000 had a fair value of $19,904,000 maturing between 1996 and 1998. Gross unrealized losses amounted to $124,000.

It is the Company's policy not to enter into derivative financial instruments for speculative purposes. The Company has entered into foreign currency forward exchange contracts to protect against currency exchange risks associated with certain firm and identifiable foreign currency commitments entered into in the ordinary course of business. At July 31, 1995, the Company had approximately $11,127,000 of foreign currency forward exchange contracts in Australian dollars, Spanish pesetas, British pounds sterling and French francs outstanding with net unrealized losses of $528,000. These contracts were executed with creditworthy banks for terms ranging from four months to seven years.

NOTE C - RESTRICTED CASH

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

NOTE D - RECEIVABLES

Unbilled accounts receivable include $16,652,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at July 31, 1995.

NOTE E - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                               JULY 31, 1995
                                                              ----------------
                                                               (in thousands)
Inventories:
  Contracts-in-process, less progress payments of $666            $  4,527
  Raw Materials                                                     12,445
                                                              ----------------
                                                                  $ 16,972
                                                              ================


NOTE F - NOTES PAYABLE

The Company has substantially equivalent unsecured revolving credit loan agreements with three banks totaling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit, or interbank offshore borrowing rates. Annual facility fees are 1/8 of 1% of the total commitment during the revolving credit term. As of July 31, 1995, the entire $105,000,000 was available under the most restrictive debt covenants of the credit loan agreements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three and six month periods ended July 31, 1995 increased 9.2% and 12.0%, respectively, compared to the same periods of the prior year and continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At July 31, 1995, the Company had approximately 19,100 full-time employees compared to approximately 16,100 at July 31, 1994. Material and subcontract ("M&S") revenues were
$135 million and $257 million for the three and six months ended July 31, 1995, respectively, compared to $141 million and $235 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 26% for the three and six months ended July 31, 1995, respectively, compared to 29% and 26% for the same periods of the prior year.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts increased to 19% for the six months ended July 31, 1995 from 17% for the same period of the prior year. Fixed-price level-of-effort and time-and-materials type contracts represented 25% and 22% of revenues for the six months ended July 31, 1995 and 1994, respectively, while cost reimbursement contracts were 56% and 61% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

The cost of revenues as a percentage of revenues (excluding interest income) decreased to 86.7% and 87.1% for the three and six month periods ended July 31, 1995, respectively, compared to 88.4% and 88.3% for the same periods of the prior year. The decrease in the cost of revenues percentage is primarily attributable to decreased overruns during the performance of certain FFP contracts and the growth in commercial revenues, which have more of their associated costs in selling, general and administrative ("SG&A") costs as opposed to cost of revenues.

SG&A expenses as a percentage of revenues (excluding interest income) for the three and six months ended July 31, 1995 increased to 8.4% and 7.9%, respectively, from 7.2% and 7.4% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. B&P costs remained relatively constant as a percentage of revenues. The level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources. IR&D costs increased slightly while G&A expenses increased as a percentage of revenues. This increase in G&A expenses was driven by the growth in revenues from commercial contracts, which have more of their associated costs in G&A, and an increase in goodwill amortization costs due to an increase in the number of business acquisitions which occurred after the six months ended July 31, 1994.

Interest expense for the six months ended July 31, 1995 and 1994 primarily relates to interest on a building mortgage, deferred compensation and borrowings outstanding. The increase in interest expense is primarily related to borrowings outstanding during the six months ended July 31, 1995.

The Company is a defendant in a lawsuit filed in the U.S. District
Court for the Southern District of California which seeks damages on behalf of the U.S. Government under the Federal False Claims Act.
No material developments occurred during the six months ended July 31, 1995.

The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. At July 31, 1995 and 1994 there were no borrowings outstanding under such agreements and cash and cash equivalents and long-term investments totaled $60 million and $65 million, respectively. Cash flows generated from operating activities were $29 million compared to $40 million for the same period of the prior year. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms. Receivable days outstanding as of July 31, 1995 were 65 days compared to 59 days for the same period of the prior year. Average receivable days outstanding for the six months ended July 31, 1995 were 64 days compared to 63 days for the same period of the prior year.

Cash flows spent on investing activities decreased to $9 million for the six months ended July 31, 1995 compared to $44 million for the same period of the prior year. The decrease was primarily due to fewer business acquisitions and purchases of debt securities during the six months ended July 31, 1995 over the same period of the prior year. The Company expects to continue acquiring businesses to complement the Company's capabilities in the areas of transportation, environment, health and energy.

The Company used $9 million for financing activities for the six months ended July 31, 1995 compared to $14 million for the same period of the prior year. The decrease in utilizing cash for financing activities was primarily due to an increase in funds from sales of the Company's common stock. The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases, capital expenditures, and future long-term debt requirements.

                                PART II
                           OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in the U.S District Court for the Southern District of California which seeks damages on behalf of the U.S. Government under the Federal False Claims Act.
No material developments occurred during the three months ended
July 31, 1995. Additional information concerning the lawsuit is contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the registrant was held on July 14, 1995.

(b) All of the directors nominated by management in registrant's
    1995 Proxy Statement were elected and no solicitation in opposition to management's nominees was made.

(c) At the Annual Meeting, the stockholders of the registrant approved the following:

    (i) the election of the following Directors by the votes set forth below:


                            NUMBER OF VOTES OF COMMON STOCK
                            -------------------------------
                                               WITHHOLD
    DIRECTOR                         FOR       AUTHORITY
    --------                     ----------    ----------
    A. L. Alm                    34,721,173     781,253
    B. R. Inman                  34,368,805     781,253
    W. M. Layson                 34,997,184     781,253
    E. A. Straker                35,396,506     781,253
    M. E. Trout                  35,539,024     781,253
    J. H. Warner                 35,183,333     781,253
    J. B. Wiesler                35,498,383     781,253
    A. T. Young                  35,422,043     781,253

    (ii) the approval of the 1995 Stock Option Plan with 34,901,696 shares voting for the Plan, 606,570 shares voting against and 413,795 shares abstaining.

    (iii) the approval of the 1995 Employee Stock Purchase Plan with 35,204,903 shares voting for the Plan, 272,225 shares voting against and 444,933 shares abstaining.

    (iv) the appointment of Price Waterhouse, LLP as registrant's independent accountants for the year ending January 31, 1995 with 35,173,486 shares voting for the proposal, 377,434 shares voting against and 371,141 shares abstaining.

(d) Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index.
(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the registrant during the fiscal quarter for which this report is filed.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SCIENCE APPLICATIONS
                                      INTERNATIONAL CORPORATION



Date:  September 7, 1995              /s/ W. A. Roper
                                      ----------------------------
                                      Senior Vice President and
                                      Chief Financial Officer and
                                      as a duly authorized officer

                             EXHIBIT INDEX
             SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   FISCAL QUARTER ENDED JULY 31, 1995

Exhibit                                                           Sequential
  No.                 Description of Exhibits                      Page No.
- -------    ------------------------------------------------       ----------
  11       Statement re:  Computation of Per Share Earnings
  27       Financial Data Schedule
