Form 10-Q
period 1995-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1995-12-13
CIK 353394

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON, D. C.  20549

                                  ------------

                                   FORM  10-Q

(MARK ONE)

/X/       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995

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


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  /X/   NO ___

           As of November 30, 1995, the Registrant had 47,065,831 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 333,703 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (Unaudited, in thousands, except per-share amounts)



                                       Three months ended                    Nine months ended
                              -----------------------------------   -----------------------------------
                              October 31, 1995   October 31, 1994   October 31, 1995   October 31, 1994
                              ----------------   ----------------   ----------------   ----------------
Revenues                          $547,774          $ 489,328          $1,553,395         $1,386,910
                                  --------          ---------          ----------         ----------
Costs and expenses:
  Cost of revenues                 480,782            432,068           1,356,537          1,223,825
  Selling, general and
   administrative expenses          39,736             37,309             119,417            103,386
  Interest expense                     918              1,196               3,216              2,614
                                  --------          ---------          ----------         ----------
                                   521,436            470,573           1,479,170          1,329,825
                                  --------          ---------          ----------         ----------
Income before income taxes          26,338             18,755              74,225             57,085

Provision for income taxes          11,589              5,534              32,659             21,978
                                  --------          ---------          ----------         ----------
Net income                        $ 14,749          $  13,221          $   41,566         $   35,107
                                  --------          ---------          ----------         ----------
                                  --------          ---------          ----------         ----------

Earnings per share of
 common stock and equivalents     $    .29          $     .27          $      .82         $      .73
                                  --------          ---------          ----------         ----------
                                  --------          ---------          ----------         ----------


         See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (in thousands)


                                                              October 31, 1995      January 31, 1995
                                                              ----------------      ----------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $   5,757            $  28,203
  Restricted cash                                                       995
  Receivables                                                       483,285              421,790
  Inventories                                                        26,504               25,356
  Prepaid expenses and other current assets                          28,798               13,647
  Deferred income taxes                                              20,496               20,536
                                                                  ---------            ---------
    Total current assets                                            565,835              509,532

Property and equipment (less accumulated depreciation
 of $113,035 and $105,054 at October 31, 1995
 and January 31, 1995, respectively)                                 60,886               57,715

Land and buildings (less accumulated depreciation of
 $10,257 and $8,508 at October 31, 1995
 and January 31, 1995, respectively)                                 87,770               88,997

Intangible assets (less accumulated amortization of
 $22,381 and $15,987 at October 31, 1995
 and January 31, 1995, respectively)                                 60,405               56,214
Other assets                                                         32,632               40,126
                                                                  ---------            ---------
                                                                  $ 807,528            $ 752,584
                                                                  ---------            ---------
                                                                  ---------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                        $ 182,471            $ 191,429
  Accrued payroll and employee benefits                             120,975              124,745
  Income taxes payable                                               15,103               18,409
  Notes payable and current portion of long-term liabilities          9,104                1,482
                                                                  ---------            ---------
    Total current liabilities                                       327,653              336,065

Long-term liabilities                                                32,017               28,955
Stockholders' equity:
  Common stock:
    Class A, $.01 par value
     Authorized: 100,000 shares
     Issued and outstanding:
      October 31, 1995 - 47,028 shares                                  470
      January 31, 1995 - 45,243 shares                                                       452
    Class B, $.05 par value
     Authorized: 5,000 shares
     Issued and outstanding:
      October 31, 1995 - 334 shares                                      17
      January 31, 1995 - 343 shares                                                           17
  Additional paid-in capital                                        236,429              198,052
  Retained earnings                                                 210,942              189,043
                                                                  ---------            ---------
        Total stockholders' equity                                  447,858              387,564
                                                                  ---------            ---------
                                                                  $ 807,528            $ 752,584
                                                                  ---------            ---------
                                                                  ---------            ---------


         See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)


                                                                              Nine months ended
                                                                  ----------------------------------------
                                                                  October 31, 1995        October 31, 1994
                                                                  ----------------        ----------------
Cash flows from operating activities:

  Net income                                                         $   41,566            $   35,107
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                        23,832                18,939
    Noncash compensation                                                 12,487                 9,716
    Loss on disposal of property and equipment                              676                   335
    Increase (decrease) in cash resulting from changes in:
      Receivables                                                       (54,709)               10,914
      Inventories                                                           789                (7,676)
      Prepaid expenses and other current assets                          (4,281)               (3,633)
      Deferred income taxes                                                  40                (7,675)
      Other assets                                                       (2,477)               (1,322)
      Progress payments                                                   2,829                 4,597
      Accounts payable and accrued liabilities                          (15,735)                7,044
      Accrued payroll and employee benefits                              (4,847)               (5,467)
      Income taxes payable                                                1,518                 3,953
                                                                     ----------            ----------
                                                                          1,688                64,832
                                                                     ----------            ----------
Cash flows from investing activities:
  Expenditures for property and equipment                               (18,247)              (10,265)
  Expenditures for land and buildings                                      (522)              (14,648)
  Acquisitions of certain business assets, net of cash acquired          (1,707)              (17,896)
  Proceeds from disposal of property and equipment                          291                   150
  Purchase of marketable securities                                                           (13,988)
                                                                     ----------            ----------
                                                                        (20,185)              (56,647)
                                                                     ----------            ----------
Cash flows from financing activities:
  Net borrowings under revolving credit agreements                        6,000
  Decrease in notes payable and long-term liabilities                    (5,138)               (8,893)
  Sales of common stock                                                  22,590                11,039
  Repurchases of common stock                                           (27,401)              (22,677)
                                                                     ----------            ----------
                                                                         (3,949)              (20,531)
                                                                     ----------            ----------
Decrease in cash and cash equivalents                                   (22,446)              (12,346)

Cash and cash equivalents at beginning of period                         28,203                53,556
                                                                     ----------            ----------
Cash and cash equivalents at end of period                           $    5,757            $   41,210
                                                                     ----------            ----------
                                                                     ----------            ----------
Supplemental schedule of non-cash investing and
 financing activities:
  Issuance of common stock for acquisitions
   of certain business assets                                        $    8,973            $    5,282
                                                                     ----------            ----------
  Liabilities assumed in acquisitions of
   certain business assets                                           $   13,936            $   22,088
                                                                     ----------            ----------
                                                                     ----------            ----------



         See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Certain amounts from the nine months ended October 31, 1994 have been reclassified in the consolidated financial statements to conform to the presentation of the nine months ended October 31, 1995.

In the opinion of management, the unaudited financial information for the nine month periods ended October 31, 1995 and 1994 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-term debt securities are included in other assets and consist of long-term municipal bonds which have been recorded at amortized cost and classified as "held-to-maturity." Those securities which are short-term in nature because of approaching maturity dates are included in prepaid expenses and other current assets. As of October 31, 1995, short and long-term debt securities of $19,963,000 had a fair value of $19,876,000 maturing between 1996 and 1998. Gross unrealized losses amounted to $87,000.

It is the Company's policy not to enter into derivative financial instruments for speculative purposes. The Company has entered into foreign currency forward exchange contracts to protect against currency exchange risks associated with certain firm and identifiable foreign currency commitments entered into in the ordinary course of business. At October 31, 1995, the Company had approximately $9,442,000 of foreign currency forward exchange contracts in Australian dollars, Spanish pesetas, British pounds sterling and French francs outstanding with net unrealized loss of $344,000. These contracts were executed with creditworthy banks for terms ranging from four months to seven years.

NOTE C - RESTRICTED CASH

In March 1995, the Company was awarded a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). The contract is for a term of one year with two one-year options. As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

NOTE D - RECEIVABLES

Unbilled accounts receivable include $17,539,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at October 31, 1995.

NOTE E - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                             October 31, 1995
                                                             ----------------
                                                              (in thousands)
Inventories:
 Contracts-in-process, less progress payments of $224            $10,919
 Raw Materials                                                    15,585
                                                                 -------
                                                                 $26,504
                                                                 -------
                                                                 -------

NOTE F - NOTES PAYABLE

The Company has substantially equivalent unsecured revolving credit loan agreements with three banks totaling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit, or interbank offshore borrowing rates. Annual facility fees are 1/8 of 1% of the total commitment during the revolving credit term. As of October 31, 1995, $6,000,000 was outstanding at an interest rate of 6.4%.
The balance of $99,000,000 was available under the most restrictive debt covenants of the credit agreements.

NOTE G - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE H - COMMITMENTS AND CONTINGENCIES

On February 15, 1994, the Company was served with search warrants and a subpoena for documents and records associated with the performance by the SAIT operating unit of the Company under three contracts with the DOD. The search warrants and subpoena state that the U.S. Government is seeking evidence regarding the making of false statements and false claims to the DOD, as well as conspiracy to commit such offenses. The search warrant and subpoena appear to be based upon allegations contained in a civil complaint that had been filed under seal on March 13, 1993 by an employee of the Company's SAIT operating unit. The complaint was filed in the U.S District Court for the Southern District of California and sought damages on behalf of the U.S. Government under the Federal False Claims Act. On August 1, 1994, the Department of Justice, on behalf of the U.S. Government, announced its intention to intervene in the case. Based on the Company's motion, on November 8, 1994, the District Court dismissed the employee who had originally filed the complaint from the lawsuit, leaving only the U.S. Government and the Company as parties. The employee has appealed the District Court's order to the US. Court of Appeals for the Ninth Circuit. The Company has engaged in a series of presentations and submissions with the Department of Justice in which the Company responded to issues raised by the Department of Justice. During the three months ended October 31, 1995, the Company engaged in ongoing discussions with the U.S. Government relating to the possible settlement of the lawsuit. However, at this stage of the proceedings, the Company is unable to assess the impact, if any, of this investigation and lawsuit on its consolidated financial position, results of operations or ability to conduct business.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the three and nine months ended October 31, 1995 increased 11.9% and 12.0%, respectively, compared to the same periods of the prior year and continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At October 31, 1995, the Company had approximately 19,200 full-time employees compared to approximately 16,200 at October 31, 1994. Material and subcontract ("M&S") revenues were $144 million and $401 million for the three and nine months ended October 31, 1995, respectively, compared to $143 million and $378 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 26% for the three and nine months ended October 31, 1995, respectively, compared to 29% and 27% for the same periods of the prior year.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts increased to 19% for the nine months ended October 31, 1995 from 17% for same period of the prior year. Fixed-price level-of-effort and time-and-materials type contracts represented 26% and 22% of revenues for the nine months ended October 31, 1995 and 1994, respectively, while cost reimbursement contracts were 55% and 61% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

The cost of revenues as a percentage of revenues (excluding interest income) decreased to 87.8% and 87.4% for the three and nine months ended October 31, 1995, respectively, compared to 88.4% and 88.3% for the same periods of the prior year. The decrease in the cost of revenues percentage is primarily attributable to improved performance of certain FFP contracts and the growth in commercial revenues, which have more of their associated costs in selling, general and administrative (SG&A) costs as opposed to cost of revenues.

SG&A expenses as a percentage of revenues (excluding interest income) for the three and nine months ended October 31, 1995 were 7.3% and 7.7%, respectively, compared to 7.6% and 7.5% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P') and independent research and development ("IR&D") expenses. IR&D and B&P costs remained relatively constant as a percentage of revenues. The level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources. G&A expenses for the nine months ended October 31, 1995 increased as a percentage of revenues and were driven by the growth in revenues from commercial contracts, which have more of their associated costs in G&A, and an increase in goodwill amortization costs due to an increase in the number of business acquisitions which occurred after the nine months ended October 31, 1994.

Interest expense for the nine months ended October 31, 1995 and 1994 primarily relates to interest on a building mortgage, deferred compensation and borrowings outstanding. The increase in interest expense is primarily related to borrowings outstanding during the nine months ended October 31, 1995 and deferred compensation.

The Company is a defendant in a lawsuit filed in the U.S. District Court for the Southern District of California which seeks damages on behalf of the U.S. Government under the Federal False Claims Act. During the three months ended October 31, 1995, the Company engaged in ongoing discussions with the U.S. Government relating to the possible settlement of the lawsuit.

The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. At October 31, 1995, $6 million was outstanding at a rate of 6.4%. The balance of $99 million was available under the most restrictive debt covenants of the credit agreements.
At October 31, 1994, there were no borrowings outstanding under such agreements. Cash and cash-equivalents and short and long-term investments totalled $26 million and $61 million at October 31, 1995 and 1994, respectively.

Cash flows generated from operations were $2 million for the nine months ended October 31, 1995 compared to $65 million for the same period of the prior year. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms. Receivable days outstanding as of October 31, 1995 were 67 days compared to 61 days for the same period of the prior year. Average receivable days outstanding for the nine months ended October 31, 1995 were 65 days compared to 63 days for the same period of the prior year.

Cash flows spent on investing activities decreased to $20 million for the nine months ended October 31, 1995 compared to $57 million for the same period of the prior year. The decrease was primarily due to fewer business acquisitions, lower expenditures for land and buildings and no purchases of marketable securities.

The Company utilized $4 million for financing activities for the nine months ended October 31, 1995 compared to $21 million for the same period of the prior year. Increase in funds from sales of the Company's common stock primarily contributed to the decrease in overall utilization of cash for financing activities. The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases, capital expenditures, and future long-term debt requirements.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in the U.S District Court for the Southern District of California which seeks damages on behalf of the U.S. Government under the Federal False Claims Act. During the three months ended October 31, 1995, the Company engaged in ongoing discussions with the U.S. Government relating to the possible settlement of the lawsuit. Additional information concerning the lawsuit is contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

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



                                      SCIENCE APPLICATIONS
                                      INTERNATIONAL CORPORATION



Date:  December 13, 1995              /s/ W. A. Roper
                                      --------------------------------
                                      Senior Vice President and
                                      Chief Financial Officer and
                                      as a duly authorized officer

                             Exhibit Index
            Science Applications International Corporation
                 Fiscal Quarter Ended October 31, 1995


Exhibit
  No.                   Description of Exhibits
-------    ------------------------------------------------
  11       Statement re:  Computation of Per Share Earnings
  27       Financial Data Schedule