Form 10-K405/A
period 1995-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1996-04-19
CIK 353394

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                               FORM 10-K/A NO. 1

      (MARK ONE)
          [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM              TO
                        COMMISSION FILE NUMBER: 0-12771

                                  ------------

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

                                  ------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

                                  ------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [x]       No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [x]

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

                      DOCUMENTS INCORPORATED BY REFERENCE
         None.

The following information is filed as a part of this Form 10-K/A No. 1:

Item 10. Directors and Executive Officers of the Registrant.

                                   DIRECTORS

         The Certificate of Incorporation of Science Applications International Corporation, a Delaware corporation (the "Company") provides for a "classified" Board of Directors consisting of three classes which shall be as equal in number as possible. The number of authorized Directors is currently fixed at 22 Directors of which 8 are Class II Directors and the remaining are evenly divided between Class I and Class III Directors.

         Set forth below is a brief biography of each member of the Board of Directors as of May 31, 1995:

CLASS I DIRECTORS, TERM ENDING 1997

         J.R. Beyster, age 70                            Director since 1969
         Chairman of the Board and
         Chief Executive Officer

         Dr. Beyster founded the Company in 1969 and has served as Chairman of the Board and Chief Executive Officer since that time. Dr. Beyster also served as President of the Company until 1988.

         V.N. Cook, age 60                               Director since 1990
         Director

         Mr. Cook joined the Company in July 1991 and served as a Vice Chairman of the Board from 1992 to 1994. Mr. Cook was associated with IBM for 26 years until his retirement in 1989. Mr. Cook held several executive positions at IBM, including Vice President of IBM's Asia Pacific Corporation and President of IBM Federal System Division. He is also the Chairman of Visions International, Inc., an industry consulting firm.

         W.H. Demisch, age 50                            Director since 1990
         Director

         Mr. Demisch is a Managing Director of BT Securities Corp., a position he has held since August 1993. From 1988 to 1993, he was Managing Director of UBS Securities, Inc.

         J.E. Glancy, age 49                             Director since 1994
         Corporate Executive Vice President
         and Director

         Dr. Glancy joined the Company in 1976 and has served in various capacities since that time. He was elected as a Corporate Executive Vice President in January 1994.

         D.A. Hicks, age 70                              Director since 1984(1)
         Chairman of the Board of Hicks
         & Associates, Inc. and Director

         Dr. Hicks has served as Chairman of the Board of Hicks & Associates, Inc. ("HAI"), a government and industry consulting company, since 1986. In July 1991, the Company acquired HAI and HAI has been a wholly-owned subsidiary of the Company since that time. Dr. Hicks was the Under Secretary of Defense for Research and Engineering from 1985 to 1986. Prior thereto, he was a Senior Vice President of Northrop Corporation, an aerospace company, with which he was associated from 1961 through 1985. Dr. Hicks is also a member of the Board of Directors of Pilkington Aerospace, Inc.

         C.B. Malone, age 59                             Director since 1993
         Director

         Ms. Malone has served as the President of Financial & Management Consulting, Inc., a consulting company, since 1982. Ms. Malone is also a member of the Board of Directors of Dell Computer Corporation, Hannaford Bros. Co., Hasbro, Inc., Houghton Mifflin Company, The Limited Inc., Lafarge Corporation, Mallinckrodt Group and Union Pacific Corporation.

         J.A. Welch, age 64                              Director since 1984
         Director

         Dr. Welch became an employee of the Company in July 1990 and is involved in a number of scientific endeavors and strategic planning issues. Dr. Welch also serves as President of Jasper Welch Associates, a consulting firm which he founded in 1983. Prior thereto, Dr. Welch was a Major General in the United States Air Force, from which he retired in 1983 after serving for 31 years. Dr. Welch is also a member of the Board of Directors of Millitech Corp.

CLASS II DIRECTORS, TERM ENDING 1998

         A.L. Alm, age 58                                Director since 1989
         Sector Vice President and Director

         Mr. Alm joined the Company in 1989 as a Director and Senior Vice President and was elected as a Sector Vice President in April 1993. Prior to joining the Company and since 1987, Mr. Alm was the Chief Executive Officer and President of Alliance Technologies Corporation, an environmental consulting and engineering firm. Prior thereto and since 1985, Mr. Alm served as Chairman of the Board and Chief Executive Officer of Thermo Analytical Corporation, a company in the environmental laboratory business. Prior thereto and since 1983, Mr. Alm was Deputy Administrator of the Environmental Protection Agency.





____________________

(1)  Dr. Hicks did not serve as a Director from July 1985 through December 1986.

         B.R. Inman, age 64                              Director since 1982
         Director

         Admiral Inman, USN (Ret.) joined the Company in April 1990 as a part-time employee and, in that capacity, advises the Company on a wide variety of strategic planning issues. Admiral Inman was the Chairman of the Board, President and Chief Executive Officer of Westmark Systems, Inc., an electronics industry holding company, from 1986 through 1989. From 1983 to 1986, Admiral Inman served as Chairman, President and Chief Executive Officer of Microelectronics and Computer Technology Corporation. Admiral Inman retired from the United States Navy in 1982. During his career as a United States Naval Officer, Admiral Inman served in a number of high-level positions in the U.S. Government, including Director of the National Security Agency from 1977 to 1981. For the last year and one-half of his active naval service, he served as Deputy Director of Central Intelligence. Admiral Inman is also a member of the Board of Directors of Fluor Corporation, Southwestern Bell Corporation, Temple-Inland, Inc. and Xerox Corporation.

         W.M. Layson, age 60                             Director since 1970
         Senior Vice President and Director

         Dr. Layson joined the Company in 1970 as a Director and Vice President. He was elected as a Senior Vice President in 1975.

         E.A. Straker, age 57                            Director since 1992
         Executive Vice President and Director

         Dr. Straker joined the Company in 1971 and has served in various capacities since that time. He was elected as an Executive Vice President in 1994.

         M.E. Trout, age 64                              Director since
         Director                                        January 1995

         Dr. Trout was associated with American Healthcare Systems, Inc. from 1986 until his retirement in 1995. Prior to his retirement, Dr. Trout served as Chairman, President and Chief Executive Officer and is currently serving as Chairman Emeritus of American Healthcare Systems, Inc. He is also a member of the Board of Directors of Baxter International, Gensia, Inc., West Co. and the UCSD Foundation.

         J.H. Warner, Jr., age 54                        Director since 1988
         Executive Vice President and Director

         Dr. Warner joined the Company in 1973 and has served in various capacities since that time. He was elected as an Executive Vice President in 1989.

         J.B. Wiesler, age 67                            Director since 1989
         Director

         Mr. Wiesler was associated with the Bank of America National Trust and Savings Association from 1949 until his retirement in 1987. For more than five years prior to his retirement, Mr. Wiesler served in a number of executive capacities, including Vice Chairman, Head of Retail Banking and Executive Vice President, Head of North American Division. Mr. Wiesler is also a member of the Board of Directors of Wahlco Environmental Systems, Inc.

         A.T. Young, age 57                              Nominee for Director

         Mr. Young has served as an Executive Vice President of Lockheed Martin Corp. since March 1995. Prior to its merger with Lockheed Corporation, Mr. Young served as the President and Chief Operating Officer of Martin Marietta Corp. from 1990 to March 1995. Mr. Young is also on the Board of Directors of Cooper Industries, the Dial Corporation, the B.F. Goodrich Company and Potomac Electric Power Company.

CLASS III DIRECTORS, TERM ENDING 1996

         S.J. Dalich, age 51                             Director since 1990
         Executive Vice President and Director

         Dr. Dalich joined the Company in 1972 and has served in various capacities since that time. He was elected as an Executive Vice President in April 1992.

         C.K. Davis, age 63                              Director since 1993
         Director

         Dr. Davis has been an International Health Care Consultant to Ernst & Young since 1985. From 1981 to 1985, Dr. Davis served as the Administrator of the Health Care Financing Agency. Dr. Davis is a member of the Board of Directors of Beckman Instruments, Merck & Co., Inc., Pharmaceutical Marketing Services, Inc. and The Prudential Insurance Company of America, Inc.

         E.A. Frieman, age 69                            Director since 1987
         Director

         Dr. Frieman has served as the Director of Scripps Institution of Oceanography and Vice Chancellor of Marine Sciences for the University of California, San Diego since 1986. Prior thereto and since 1981, Dr. Frieman was an Executive Vice President and Group Manager of the Company. Dr. Frieman is also a member of the Board of Directors of The Charles Stark Draper Laboratory, Inc.

         D.M. Kerr, age 56                               Director since 1993
         Corporate Executive Vice President and Director

         Dr. Kerr joined the Company in January 1993 and has served in various capacities since that time. He was elected as a Corporate Executive Vice President in January 1994. From 1989 through 1992, Dr. Kerr was the President and a member of the Board of Directors of EG&G, Inc., a NYSE-listed company providing diversified technical services and products to the U.S. Government and commercial markets. From 1985 through 1989, Dr. Kerr held various executive positions with EG&G, Inc.

         L.A. Kull, age 57                               Director since 1970(1)
         President, Chief Operating Officer and Director

         Dr. Kull joined the Company in 1970 and has served in various capacities since that time. He was elected Chief Operating Officer in 1983 and President of the Company in 1988.





____________________

(1)  Dr. Kull did not serve as a Director in 1974 and 1975.

         J.W. McRary, age 55                             Director since 1972(1)
         Director

         Since July 1994, Dr. McRary has served as the President and Chief Executive Officer of Microelectronics and Computer Technology Corporation, a corporation involved in research and development of advanced computer architecture, software technology, component packaging and computer-aided design and manufacturing. Dr. McRary was an employee of the Company from 1971 to 1994 and served in various capacities, including serving as an Executive Vice President from 1979 to July 1994.

         M.R. Thurman, age 64                            Director since 1993
         Director

         General Thurman, USA (Ret.) retired from the United States Army in 1991 after having served for 37 years. During his career, General Thurman served as the Vice Chief of Staff of the United States Army and as the Commander-in-Chief of the United States Southern Command. General Thurman is a member of the Board of Directors of Burdeshaw Associates, Ltd. and Military Professional Resources, Inc., and is also a member of the Board of Visitors of North Carolina State University.

                               EXECUTIVE OFFICERS

         The information as to Executive Officers was contained in Part I of the Company's Form 10-K for the fiscal year ended January 31, 1995 ("Fiscal 1995"), which was filed with the Securities and Exchange Commission on April 18, 1995.

Item 11.  Executive Compensation.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table (the "Summary Compensation Table") sets forth information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended January 31, 1995, 1994 and 1993, of those persons who were, at January 31, 1995 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"). The Summary Compensation Table sets forth the annual and long-term compensation earned by the Named Executive Officers for the relevant fiscal year whether or not paid in such fiscal year.





- --------------------

(1)  Dr. McRary did not serve as a Director in 1973.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                    COMPENSATION AWARDS
                                                      ANNUAL COMPENSATION         -----------------------
                                          FISCAL    -------------------------     RESTRICTED     OPTIONS       ALL OTHER
       NAME AND PRINCIPAL POSITION         YEAR     SALARY           BONUS         STOCK(1)      (SHARES)   COMPENSATION(2)
       ---------------------------        ------    ------       ------------     ----------     --------   ---------------
J.R. Beyster                               1995    $356,731        $225,000        $     0             0        $14,684
   Chairman of the Board and               1994    $323,409        $180,000        $     0             0        $24,821
   Chief Executive Officer                 1993    $305,772        $200,000        $     0             0        $24,569

L.A. Kull                                  1995    $294,423        $200,000        $     0             0        $18,531
   President and Chief Operating Officer   1994    $285,801        $165,000        $     0             0        $24,821
                                           1993    $268,504        $195,000        $     0        10,000        $24,569

D.M. Kerr                                  1995    $304,423        $180,000        $20,138(3)     10,015        $18,530
   Corporate Executive Vice President      1994    $296,030        $179,999(4)     $     0        10,000        $85,068(5)
                                           1993    $ 15,385(6)     $      0        $24,997(7)     20,000        $     0

E.A. Straker                               1995    $220,231        $169,997(8)     $     0         8,000        $18,541
   Executive Vice President                1994    $207,898        $150,004(9)     $     0         5,000        $21,665
                                           1993    $196,780        $140,000        $19,997(10)     5,000        $20,839

J.H. Warner, Jr.                           1995    $234,423        $139,998(11)    $ 9,998(12)     2,000        $18,525
   Executive Vice President                1994    $229,239        $124,995(13)    $     0         2,000        $24,091
                                           1993    $225,664        $120,000        $40,005(14)     3,000        $23,485

- -------------------------
(1) The amount reported represents the market value on the date of grant (calculated by multiplying the formula price for Class A Common Stock determined by the Company's Board of Directors (the "Formula Price") of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") on the date of grant by the number of shares awarded), without giving effect to the diminution in value attributable to the restrictions on such stock. As of January 31, 1995, the aggregate restricted stock holdings for the Named Executive Officers and for all other employees were as follows: J.R. Beyster -- none; L.A. Kull -- none; D.M. Kerr -- 1,278 shares, with a market value as of such date of $20,090; E.A. Straker -- 4,446 shares, with a market value as of such date of $69,891; J.H. Warner, Jr. -- 6,611 shares, with a market value as of such date of $103,925; and all other employees -- 595,377 shares, with a market value as of such date of $9,359,326. Dividends are payable on such restricted stock if and when declared. However, the Company has never declared or paid a cash dividend on its capital stock and no cash dividends on its capital stock are contemplated in the foreseeable future.

(2) Amounts of All Other Compensation are amounts contributed or accrued by the Company for the Named Executive Officers under the Company's Profit Sharing Retirement Plan ("Profit Sharing Plan"), Employee Stock Ownership Plan ("ESOP") and Cash or Deferred Arrangement ("CODA").

(3) Represents 1,282 shares of Class A Common Stock which vest as to 20%, 20%, 20% and 40% on the first, second, third and fourth year anniversaries of the date of grant, respectively.

(4) Includes the award of 1,057 shares of Class A Common Stock which had a market value on the date of grant (calculated by multiplying the Formula Price of the Class A Common Stock on the date of grant by the number of shares awarded) of $14,999.

(5) Also includes $70,771 for the reimbursement of relocation expenses.

(6) D.M. Kerr joined the Company in January 1993. Such salary amount represents the salary paid to D.M. Kerr for services rendered during such partial fiscal year.

(7) Represents 2,113 shares of Class A Common Stock which vest as to 20%, 20%, 20% and 40% on the first, second, third and fourth year anniversaries of the date of grant, respectively.

(8) Includes the award of 954 shares of Class A Common Stock which had a market value on the date of grant (calculated by multiplying the Formula Price of the Class A Common Stock on the date of grant by the number of shares awarded) of $14,997.

(9) Includes the award of 705 shares of Class A Common Stock which had a market value on the date of grant (calculated by multiplying the Formula Price of the Class A Common Stock on the date of grant by the number of shares awarded) of $10,004.

(10) Represents 1,665 shares of Class A Common Stock which vest as to 20%, 20%, 20% and 40% on the first, second, third and fourth year anniversaries of the date of grant, respectively.

(11) Includes the award of 636 shares of Class A Common Stock which had a market value on the date of grant (calculated by multiplying the Formula Price of the Class A Common Stock on the date of grant by the number of shares awarded) of $9,998.

(12) Represents 636 shares of Class A Common Stock which vest as to 20%, 20%, 20% and 40% on the first, second, third and fourth year anniversaries of the date of grant, respectively.

(13) Includes the award of 352 shares of Class A Common Stock which had a market value on the date of grant (calculated by multiplying the Formula Price of the Class A Common Stock on the date of grant by the number of shares awarded) of $4,995.

(14) Represents 3,331 shares of Class A Common Stock which vest as to 20%, 20%, 20% and 40% on the first, second, third and fourth year anniversaries of the date of grant, respectively.

OPTION GRANTS

         The following table sets forth information regarding grants of options to purchase shares of Class A Common Stock pursuant to the Company's 1992 Stock Option Plan made during Fiscal 1995 to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF
                                                 % OF TOTAL                                    STOCK PRICE
                                                  OPTIONS                                    APPRECIATION FOR
                                  OPTIONS        GRANTED TO      EXERCISE                     OPTION TERM(2)
                                 GRANTED(1)      EMPLOYEES         PRICE      EXPIRATION   --------------------
NAME                              (SHARES)     IN FISCAL 1995   (PER SHARE)      DATE         5%          10%
- ----                             ----------    --------------   -----------   ----------   -------      -------
J.R. Beyster . . . . . . . . .          0            N/A             N/A           N/A         N/A          N/A
L.A. Kull  . . . . . . . . . .          0            N/A             N/A           N/A         N/A          N/A
D.M. Kerr  . . . . . . . . . .     10,000          0.32%          $14.48       8/25/99     $40,006      $88,402
                                   10,000          0.32%          $14.19        4/3/99     $39,204      $86,631
                                       15              *          $14.19       3/10/99     $    59      $   130
E.A. Straker . . . . . . . . .      5,000          0.16%          $14.19        4/3/99     $19,602      $43,316
J.H. Warner, Jr. . . . . . . .      2,000          0.07%          $14.19        4/3/99     $ 7,841      $17,326

- -------------------------
*   Less than 0.01% of the total options granted to employees in Fiscal 1995.

(1) Although the following grants of options were made during Fiscal 1995, such grants relate to the individual's service during the fiscal year 1994. All such options become exercisable one year after the date of grant and vest as to 20%, 20%, 20% and 40% on the first, second, third and fourth year anniversaries of the date of grant, respectively.

(2) The potential realizable value is based on an assumption that the stock price of the Class A Common Stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the 5-year option term. These values are calculated based on the regulations promulgated by the Securities and Exchange Commission and should not be viewed in any way as an estimate or forecast of the future performance of the Class A Common Stock. There can be no assurance that the values realized upon the exercise of the stock options will be at or near the potential realizable values listed in this table.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth information regarding the exercise of options during Fiscal 1995 and unexercised options to purchase Class A Common Stock granted during Fiscal 1995 and prior years under the Company's 1982 Stock Option Plan and 1992 Stock Option Plan to the Named Executive Officers and held by them at January 31, 1995.

                          AGGREGATED OPTION EXERCISES
                              IN LAST FISCAL YEAR
                                      AND
                          FISCAL YEAR-END OPTION VALUE

                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                SHARES                   OPTIONS AT JANUARY 31, 1995     AT JANUARY 31, 1995(2)
                               ACQUIRED      VALUE       ---------------------------   ---------------------------
NAME                         ON EXERCISE   REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----                         -----------   -----------   -----------   -------------   -----------   -------------
J.R. Beyster  . . . . . . .       0            N/A              0              0             N/A            N/A

L.A. Kull . . . . . . . . .       0            N/A         12,000          8,000         $67,220        $29,680

D.M. Kerr . . . . . . . . .       0            N/A          4,000         36,015         $14,840        $87,083

E.A. Straker  . . . . . . .       0            N/A          9,700         12,300         $54,431        $39,239

J.H. Warner, Jr.  . . . . .       0            N/A          9,300          7,700         $52,947        $28,713

- -------------------------
(1) Calculated by multiplying the difference between the Formula Price of the Class A Common Stock underlying the option as of the date of exercise and the exercise price of the option by the number of shares of Class A Common Stock acquired on exercise of the option.

(2) Based on the Formula Price of the Class A Common Stock as of such date less the exercise price of such options.

                            DIRECTORS' COMPENSATION

         Except as otherwise described below, during Fiscal 1995, all Directors, other than those who are employees of the Company, were paid an annual retainer of $15,000 and received $1,000 for each day on which they attended meetings of the Board of Directors or of the committees on which they served; provided, however, if a committee meeting was held on the same day as a Board of Directors or other committee meeting, the fee for the each additional meeting was $500. Directors are also reimbursed for expenses incurred by them while attending meetings or otherwise performing services for the Company. Directors are also entitled to receive certain other incidental benefits which in the aggregate do not exceed $1,200 per Director annually. Directors are eligible to receive bonuses under the Company's Bonus Compensation Plan, pursuant to which, for services rendered during Fiscal 1995, M.E. Trout and J.B. Wiesler each received $25,000 in cash, M.R. Laird received $15,000 in cash and C.K. Davis, W.H. Demisch, C.B. Malone and M.R. Thurman each received 954 restricted shares of Class A Common Stock which had a market value (as reflected by the Formula Price) on the date of grant of $14,997. Directors are also eligible to receive stock options under the Company's 1992 Stock Option Plan, pursuant to which, for services rendered during Fiscal 1995, C.K. Davis, W.H. Demisch, E.A. Frieman, C.B. Malone and M.R. Thurman each received stock options to acquire 5,000 shares of Class A Common Stock at $15.72 per share, which was the market value of the Class A Common Stock (as reflected by the Formula Price) on the date of grant. All such options become exercisable one year after the date of grant and vest as to 20%, 20%, 20% and 40% on the first, second, third and fourth year anniversaries of the date of grant, respectively.

         The Company has also entered into agreements with certain Directors whereby such Directors perform consulting and other services for the Company. In Fiscal 1995, C.K. Davis received $7,800 for consulting services under a consulting arrangement which provides for remuneration of $150 per hour. The amount payable to Dr. Davis was in addition to the annual retainer and meeting fees. In Fiscal 1995, E.A. Frieman received $60,000 for consulting services and services as a Director under a consulting arrangement which provides for remuneration of $5,000 per month. The amount payable to Dr. Frieman under such consulting arrangement was in lieu of the annual retainer and meeting fees. In Fiscal 1995, B.J. Shillito, a Director of the Company until July 1994, received $25,268 for consulting services and services as a Director under a consulting arrangement which provides for remuneration of $2,917 per month, the reimbursement of certain agreed upon expenses for participation in special projects and the use of a company car. The amount payable to Mr. Shillito under such consulting arrangement was in lieu of the annual retainer and meeting fees. In Fiscal 1995, M.E. Trout, a Director of the Company since January 14, 1995, received $2,083 for consulting services and services as a Director under a consulting arrangement which provides for remuneration of $4,167 per month. The amount payable to Dr. Trout was in lieu of the annual retainer and meeting fees. In Fiscal 1995, W.E. Zisch, a Director of the Company until July 1994, received $12,012 under a consulting arrangement which provides for remuneration of $1,500 per month plus the use of a company car. The amount payable to Mr. Zisch under such consulting arrangement was in addition to the annual retainer and meeting fees.

         See "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" for information with respect to transactions between the Company and certain entities in which certain Directors of the Company may be deemed to have an interest.

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

         During Fiscal 1995, C.K. Davis, W.H. Demisch, E.A. Frieman, R.M. Gates
(1), M.R. Laird, C.B. Malone, J.W. McRary, B.J. Shillito(1), M.R. Thurman, M.E. Trout, J.B. Wiesler and W.E. Zisch(1) served as members of the Compensation Committee. None of such persons served as an officer or employee of the Company or any of its subsidiaries during Fiscal 1995 or formerly served as an officer of the Company or any of its subsidiaries, except for E.A. Frieman, who was an Executive Vice President and Group Manager of the Company from 1981 to 1986, and J.W. McRary, who was an employee of the Company from 1971 to 1994 and served as an Executive Vice President of the Company from 1979 to 1994.

         Dressendorfer-Laird Incorporated ("D-L Inc."), a company that is 50% owned by D.M. Laird, the son of M.R. Laird, a Director of the Company, has provided governmental relations services to the Company since 1983. During Fiscal 1995, the Company paid D-L Inc. $225,000 for such services. M.R. Laird has no economic interest in D-L Inc. W. Frieman, daughter of E.A. Frieman, a Director of the Company, is an employee of the Company and the Director of the Asia Technology Program for the Company. For services rendered during Fiscal 1995, W. Frieman received $95,715 in cash and stock compensation, and received options to acquire 2,000 shares of Class A Common Stock at $15.72 per share, which was the market value of the Class A Common Stock (as reflected by the Formula Price) on the date of grant. Such options become exercisable one year after the date of grant and vest as to 20%, 20%, 20% and 40% on the first, second, third and fourth year anniversaries of the date of grant,





- --------------------
(1) B.J. Shillito's and W.E. Zisch's terms on the Board of Directors and on the Compensation Committee expired in July 1994, and R.M. Gates resigned from the Board of Directors and the Compensation Committee in October 1994.

respectively. W. Frieman's area of professional expertise is the analysis of industrial and defense technology in the Pacific Rim, with an emphasis on China, Japan and Southeast Asia.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  Class A Common Stock

         To the best of the Company's knowledge, as of May 19, 1995 (the "Record Date"), no person (other than State Street Bank and Trust Company ("State Street") in its capacity as trustee of the ESOP, CODA, Profit Sharing Plan and the Retirement Savings Plan ("Syntonic Retirement Plan") of Syntonic Technology, Inc., a wholly-owned subsidiary of the Company, (collectively, the "Retirement Plans") and of the Company's Stock Compensation Plan and Management Stock Compensation Plan (collectively, the "Stock Compensation Plans") beneficially owned more than 5% of the outstanding shares of Class A Common Stock. The following table sets forth, as of the Record Date, to the best of the Company's knowledge, the number of shares of Class A Common Stock beneficially owned by each Director, each nominee for Director, the Named Executive Officers and all executive officers and Directors as a group:



                                                                               AMOUNT AND NATURE
                                                                                 OF BENEFICIAL        PERCENT
      NAME OF BENEFICIAL OWNER                                                   OWNERSHIP(1)         OF CLASS
      ------------------------                                                 -----------------      --------
      A.L. Alm . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                34,740           *
      J.R. Beyster . . . . . . . . . . . . . . . . . . . . . . . . . . .               852,080           1.8%
      V.N. Cook  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                32,064           *
      S.J. Dalich  . . . . . . . . . . . . . . . . . . . . . . . . . . .                90,665           *
      C.K. Davis . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,974           *
      W.H. Demisch . . . . . . . . . . . . . . . . . . . . . . . . . . .                16,779           *
      E.A. Frieman . . . . . . . . . . . . . . . . . . . . . . . . . . .                39,606           *
      J.E. Glancy  . . . . . . . . . . . . . . . . . . . . . . . . . . .               126,184           *
      D.A. Hicks . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 6,560           *
      B.R. Inman . . . . . . . . . . . . . . . . . . . . . . . . . . . .                68,594           *
      D.M. Kerr  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                24,766           *
      L.A. Kull  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               264,839           *
      M.R. Laird . . . . . . . . . . . . . . . . . . . . . . . . . . . .                41,559           *
      W.M. Layson  . . . . . . . . . . . . . . . . . . . . . . . . . . .               109,358           *
      C.B. Malone  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,836           *
      J.W. McRary  . . . . . . . . . . . . . . . . . . . . . . . . . . .               185,746           *
      E.A. Straker . . . . . . . . . . . . . . . . . . . . . . . . . . .               116,470           *
      M.R. Thurman . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,076           *
      M.E. Trout . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     0             0%
      J.H. Warner, Jr. . . . . . . . . . . . . . . . . . . . . . . . . .               139,385           *
      J.A. Welch . . . . . . . . . . . . . . . . . . . . . . . . . . . .                29,348           *
      J.B. Wiesler . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,000           *
      A.T. Young . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     0             0%
      State Street Bank and Trust Company  . . . . . . . . . . . . . . .            21,997,082(2)       47.7%
        One Enterprise Drive
        North Quincy, MA 02171
      All executive officers and Directors as a group (38 persons) . . .             2,975,301           6.5%

- -----------------------
* Less than 1% of the outstanding shares of Class A Common Stock and less than 1% of the voting power of the Class A Common Stock and the Class B Common Stock, par value $.05 ("Class B Common Stock") combined. The Class A Common Stock and Class B Common Stock are collectively referred to herein as the "Common Stock."

(1) The beneficial ownership depicted in the table includes: (i) shares held for the account of the individual by the Trustee of the Company's ESOP, Profit Sharing Plan and CODA as follows: A.L. Alm (3,994 shares), J.R. Beyster (46,721 shares), V.N. Cook (1,713 shares), S.J. Dalich (32,396 shares), J.E. Glancy (25,085 shares), D.A. Hicks (346 shares), B.R. Inman (10 shares), D.M. Kerr (815 shares), L.A. Kull (35,959 shares), W.M. Layson (38,131 shares), J.W. McRary (440 shares), E.A. Straker (36,844 shares), J.H. Warner, Jr. (30,247 shares), J.A. Welch (3,094 shares), and all executive officers and Directors as a group (372,979 shares); (ii) shares subject to options exercisable within 60 days following the Record Date, as follows:

    A.L. Alm (14,318 shares), V.N. Cook (9,800 shares), S.J. Dalich (13,800 shares), C.K. Davis (1,523 shares), W.H. Demisch (4,800 shares), E.A. Frieman (4,800 shares), J.E. Glancy (2,800 shares), D.A. Hicks (4,800 shares), B.R. Inman (14,800 shares), D.M. Kerr (10,003 shares), L.A. Kull (14,000 shares), M.R. Laird (4,800 shares), C.B. Malone (1,500 shares), J.W. McRary (10,000 shares), E.A. Straker (13,800 shares), M.R. Thurman (1,540 shares), J.H. Warner, Jr. (3,400 shares), J.A. Welch (4,800 shares), and all executive officers and Directors as a group (310,550 shares); (iii) shares held by spouses, minor children or other relatives sharing a household with the individual, as follows: J.R. Glancy (250 shares), W.M. Layson (46,977 shares), E.A. Straker (20,712 shares), and all executive officers and Directors as a group (100,697 shares); and (iv) shares held by certain trusts established by the individual, as follows: J.R. Beyster (805,359 shares), L.A. Kull (214,880 shares), J.B. Wiesler (3,000 shares) and all executive officers and Directors as a group (1,060,434 shares).

(2) At the Record Date, State Street, as Trustee for the Retirement Plans and the Stock Compensation Plans, beneficially owned the following percentage of the outstanding shares of Class A Common Stock and Class B Common Stock and voting power of the Common Stock under each plan: ESOP -- 34.5% Class A Common Stock, 9.6% Class B Common Stock and 33.6% of voting power of the Common Stock; CODA -- 12.4% Class A Common Stock, 0% Class B Common Stock and 12.0% of voting power of the Common Stock; Profit Sharing Plan -- 0.1% Class A Common Stock, 0.01% Class B Common Stock and 0.1% of voting power of the Common Stock; Syntonic Retirement Plan -- 0.1% Class A Common Stock, 0% Class B Common Stock and 0.1% of voting power of the Common Stock and Stock Compensation Plans -- 0.5% Class A Common Stock, 0% Class B Common Stock and 0.5% of voting power of the Common Stock. Under the terms of the Retirement Plans, participants are entitled to direct State Street how to vote Common Stock allocated to their accounts in the plans, subject to certain restrictions imposed upon State Street by the fiduciary provisions of the Employee Retirement Income Security Act of 1974, as amended. Under the terms of the Stock Compensation Plans, the Trustee will vote the Common Stock held by the Trustee in the Stock Compensation Plans in the same proportion that the other stockholders of the Company vote their shares of Class A Common Stock.

  Class B Common Stock

         The following table sets forth, as of the Record Date, to the best of the Company's knowledge, those persons who were beneficial owners of more than 5% of the outstanding shares of Class B Common Stock. None of the Directors, nominees for Director or executive officers of the Company own any shares of Class B Common Stock.

                                                                             AMOUNT AND
                                                                              NATURE OF         PERCENT
NAME OF BENEFICIAL OWNER                                                BENEFICIAL OWNERSHIP    OF CLASS
- ------------------------                                                --------------------    --------
J.D. Cramer  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,240              5.1%
J.L. Griggs, Jr. . . . . . . . . . . . . . . . . . . . . . . . . . .          19,464              5.7%
State Street Bank and Trust Company  . . . . . . . . . . . . . . . .          32,707(1)           9.6%
  One Enterprise Drive
  North Quincy, MA 02171

- -----------------------
(1) Represents shares of Class B Common Stock beneficially owned by State Street in its capacity as trustee of the Retirement Plans. State Street's total ownership of Common Stock is set forth in Note (2) to the previous table above.

Item 13.  Certain Relationships and Related Transactions.

         The Foundation for Enterprise Development (the "Foundation"), a non-profit organization, was founded in 1986 by J.R. Beyster, Chairman of the Board and Chief Executive Officer of the Company, to promote employee ownership. Dr. Beyster is the President and a member of the Board of Trustees of the Foundation. In Fiscal 1995, the Company made a contribution of $250,000 to the Foundation consisting of a combination of cash and rent-free space in a building owned by the Company in La Jolla, California, and in a building leased by the Company in McLean, Virginia. The aggregate estimated fair rental value of the contributed facilities in Fiscal 1995 was approximately $28,000 and the cash contribution was $222,000. The Board of Directors has approved a similar contribution of a combination of cash and rent-free space to the Foundation in fiscal year 1996 in an aggregate amount of $300,000.

         R.D. Layson, wife of W.M. Layson, a Director of the Company, is an employee of the Company and the Deputy Division Manager for the Information Systems Integration Division. For services rendered during Fiscal 1995, R.D. Layson received $83,343 in cash and stock compensation, and received options to acquire 500 shares of Class A Common Stock at $14.46 per share and 200 shares of Class A Common Stock at $15.72 per share, which were the market values of the Class A Common Stock (as reflected by the Formula Price) on the dates of grant. Such options become exercisable one year after the date of grant and vest as to 20%, 20%, 20% and 40% on the first, second, third and fourth year anniversaries of the date of grant, respectively. R.D. Layson has been an employee of the Company for over 15 years and works in the area of systems integration and software development management.

         See also "Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCIENCE APPLICATIONS
                                        INTERNATIONAL CORPORATION
                                        (Registrant)



                                        By:      /s/ Douglas E. Scott
                                           ------------------------------------
                                                       D.E. Scott
                                                  Corporate Vice President
                                                     and General Counsel


Date: April 18, 1996