Form 10-K405
period 1996-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1996-04-19
CIK 353394

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

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

                            ------------------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No  [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
    As of March 8, 1996, the aggregate market value of the voting stock held by non-affiliates of Registrant was $458,834,548. For the purpose of this calculation, it is assumed that the Registrant's affiliates include the Registrant's Board of Directors and certain of the Registrant's employee benefit plans. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

    As of March 8, 1996, there were 46,883,544 shares of Registrant's Class A Common Stock and 329,673 shares of Registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                                  THE COMPANY

     Science Applications International Corporation (the "Company") provides diversified professional and technical services ("Technical Services") and designs, develops and manufactures high-technology products ("Products"). The Company's Technical Services and Products are primarily sold to departments and agencies of the U.S. Government, including the Department of Defense ("DOD"), Department of Energy ("DOE"), Department of Transportation, Department of Veterans Affairs ("VA"), Environmental Protection Agency and National Aeronautics and Space Administration. Revenues generated from the sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for approximately 83%, 86% and 88% of revenues in fiscal years 1996, 1995 and 1994, respectively. The balance of the Company's revenues are attributable to the sales of Technical Services and Products to foreign, state and local governments, commercial customers and others. The percentage of revenues attributable to Technical Services and Products has remained relatively constant at approximately 93% and 7%, respectively, for fiscal year 1996; approximately 91% and 9%, respectively, for fiscal year 1995; and approximately 92% and 8%, respectively, for fiscal year 1994. The Company provides Technical Services primarily in the areas of "National Security," "Environment," "Energy" and "Other Technical Services," the last of which includes the Company's health, space, transportation and commercial information technology business areas. For certain financial information regarding the Company's Technical Services and Products segments, see Note C of Notes to Consolidated Financial Statements of the Company set forth on page F-10 of this Form 10-K.

     The principal office and corporate headquarters of the Company is located in San Diego, California at 10260 Campus Point Drive, San Diego, California 92121 and its telephone number is (619) 546-6000. All references to the Company include, unless the context indicates otherwise, the Company and its predecessor and subsidiary corporations. For the purposes of this Form 10-K, the term "Company" shall refer to the Company and all of its wholly-owned subsidiaries.

TECHNICAL SERVICES

  National Security

     The Company currently provides a wide array of national security-related Technical Services to its customers, including advanced research and technology development, systems engineering and systems integration and technical, operational and management support services. Examples of the Company's Technical Services in the national security area include the following:

     - Development and integration of command, control and intelligence applications software, middleware, and data bases in client-server architectures to provide situational awareness and decision-aiding to military commanders and organizations; the range of services includes architectural definition, systems and software engineering, systems installation, training and site support.

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

     - Support of numerous DOD test and evaluation requirements of ground, air, sea and space systems; assistance to the U.S. Air Force, U.S. Navy, U.S. Army, U.S. Marine Corps and the Office of the

        Secretary of Defense in assessing the military effectiveness and suitability of major communication, sensor, navigation, weapon and related systems that support primary service and/or joint service roles and missions.

     - Logistics engineering services and turnkey logistics information management systems for a wide variety of government customers.

     - Design, integration, implementation and operation of battlefield simulation training ranges on land, air and sea.

     - Systems engineering and technical assistance for cruise missiles, unmanned aerial vehicles, future aircraft and ballistic missile concepts; systems analysis of sensors for the detection and tracking of aircraft and ballistic missiles; and studies regarding the survivability of tactical aircraft and strategic missiles.

     - Support to the DOD in imagery collection, processing, exploitation and dissemination systems for digital processing, technology intelligence communications and information management.

     - Maintenance engineering and training, including field technical services and repair, electronic system design and hands-on operational support, primarily to the U.S. Navy.

     - Independent verification and validation and software quality assurance support services for shipboard combat systems, mission planning functions, operational flight software command and control processors, nuclear surety systems, soft copy imagery processing, data storage and dissemination systems and various submarine, surface ship and command, control and communications systems.

     - Engineering, environmental, quality assurance, integration and program support to the U.S. Army's chemical demilitarization and remediation activity.

  Environment

     In the environmental area, the Company performs site assessments, remedial investigations and feasibility studies, remedial actions, technology evaluations, sampling, monitoring and regulatory compliance support and training. Examples of the Company's Technical Services in the environmental area include the following:

     - Management and technical support to the DOE for the characterization of the nation's first potential high-level waste repository, including the preparation and coordination of environmental assessments, field testing, technical evaluations, public information, quality assurance, information systems and training.

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

     - Analysis of a broad range of environmental issues associated with the marine sciences such as ocean dumping, mineral exploration, global change, global ocean circulation and temperature trends.

     - Support associated with the development of treatment technologies, including treatability studies, development of protocols for technology evaluation, pollution prevention assessments, waste minimization and technology assessments.

     -  Development and implementation of information systems.

  Energy

     The energy-related Technical Services of the Company include safety evaluations, security, reliability and availability engineering evaluations, technical reviews, quality assurance, information systems, plant monitoring systems and project management. Examples of the Company's Technical Services in the energy area include the following:

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

  Other Technical Services

     The Company provides Technical Services to government and commercial customers in such other areas as health, space, transportation and commercial information technology. The Company's health-related Technical Services include medical information systems, technology development and adolescent counseling. Examples of health-related and other Technical Services provided by the Company include the following:

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

     - Research support services to the National Cancer Institute-Frederick Cancer Research and Development Center, including management and operations support, quality and safety operations, ongoing research and research support tasks.

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

     - Support to the U.S. Army in the biomedical area, including providing expert analysis, research planning, program design and review, and topical research on a variety of military medical issues, including medical countermeasures to chemical and biological warfare, casualty care, battlefield hazards and the U.S. Army's breast cancer research program, as well as biomedical service and management of government facilities.

     - Scientific and computing services to federal agencies involved in global change research, including processing, utilization and scientific analysis of space, airborne and ground-based remotely sensed data.

     - Security services for the U.S. Government and commercial customers, including material control and accountability, computer and information security, technical surveillance countermeasures, intrusion detection, access control and physical plant threat assessments and vulnerability analysis.

PRODUCTS

     The Company designs, develops and manufactures high-technology products for government and commercial customers. Examples of the Company's Products include the following:

     - Automatic equipment identification technology for rail, truck, air and sea transportation modes.

     - Ruggedized/militarized computers for various military and industrial applications.

     - A variety of flat panel displays for military applications based on plasma and electroluminescent technology and liquid crystal display technology.

                                   RESOURCES

     The Technical Services and Products provided by the Company utilize a wide variety of resources. The Company anticipates the continued availability of the resources required for the Technical Services and Products provided to customers. A substantial portion of the computers and other equipment, materials and subcontracted work required by the Company could be procured from alternate supply sources. However, with respect to certain products and programs, the Company depends on a particular source or vendor. While a temporary or permanent disruption in the supply of these materials or services could cause inconvenience or delay or impact the profitability of the affected programs or products, the Company believes it would not materially affect the profitability or operations of the Company as a whole.

     The availability of skilled employees who have the necessary education and/or experience in specialized scientific and technological disciplines remains critical to the future growth and profitability of the Company. To date, the Company has not experienced any significant difficulty in obtaining or retaining the services of such employees. As an inducement, the Company maintains a variety of benefit programs for its employees, including retirement and bonus plans, group life, health, accident and disability insurance, and offers its employees the opportunity to participate in the Company's employee ownership program. See "Employees And Consultants" and "The Limited Market."

                                   MARKETING

     The Company's marketing activities are primarily conducted by its own professional staff of engineers, scientists, analysts and other personnel. The Company's marketing approach for its Technical Services begins with the development of information concerning the requirements of the U.S. Government and other potential customers for the types of Technical Services provided by the Company. Such information is gathered in the course of contract performance and from formal briefings, participation in professional organizations and published literature. This information is then evaluated and exchanged among marketing groups within the Company (organized along functional, geographic and other lines) in order to devise and implement, subject to management review and approval, the best means of taking advantage of available business opportunities, including the preparation of proposals responsive to the stated and perceived needs of customers.

     The Company's Products are marketed primarily through the Company's own sales force, which is augmented by independent sales representatives.

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

                             SIGNIFICANT CUSTOMERS

     During the fiscal years ended January 31, 1996, 1995 and 1994, approximately 84%, 88% and 89%, respectively, of the Company's contract revenues from the Technical Services segment and approximately 72%, 68% and 72%, respectively, of the Company's contract revenues from the Products segment, were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government.

     In fiscal years 1996, 1995 and 1994, the U.S. Air Force accounted for approximately 9%, 11% and 12%, respectively, of consolidated revenues, the U.S. Army accounted for approximately 22%, 19% and 17%, respectively, of consolidated revenues, the U.S. Navy accounted for approximately 9%, 10% and 10%, respectively, of consolidated revenues and the DOE accounted for approximately 10%, 11% and 10%, respectively, of consolidated revenues.

     During fiscal year 1996, approximately 10% of the Company's consolidated revenues were derived from one U.S. Government contract to automate the information systems for the DOD's medical treatment facilities worldwide. No other single contract in the Technical Services segment accounted for 10% or more of consolidated revenues in fiscal year 1996 and no single contract in the Technical Services segment accounted for 10% or more of consolidated revenues in fiscal years 1995 or 1994.

     No single customer or contract in the Products segment accounted for 10% or more of consolidated revenues in fiscal years 1996, 1995 or 1994.

                              GOVERNMENT CONTRACTS

     Many of the U.S. Government programs in which the Company participates as a contractor or subcontractor may extend for several years; however, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally would be reimbursed for its allowable costs through the date of termination and would be paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed.

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

     The Company's business with the U.S. Government and other customers is generally performed under cost-reimbursement, time-and-materials, fixed-price level-of-effort or firm fixed-price contracts. Under cost-reimbursement contracts, the customers reimburse the Company for its direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under time-and-materials contracts, the Company is paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-price level-of-effort contracts, the customer pays the Company for the actual labor hours provided to the customer at negotiated hourly rates. Under firm fixed-price contracts, the Company is required to provide stipulated products, systems or services for a fixed price. Because the Company assumes the risk of performing a firm fixed-price contract at the stipulated price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for particular firm fixed-price contracts.

     During the fiscal years ended January 31, 1996, 1995 and 1994, approximately 57%, 64% and 65%, respectively, of the Technical Services revenues were derived from cost-reimbursement type contracts and approximately 15%, 13% and 12%, respectively, of the Technical Services revenues were from firm fixed-price type contracts, with the balance from time-and-materials and fixed-price level-of-effort type contracts. In contrast, the majority of the Products revenues in these three years were derived from firm fixed-price type contracts.

     Any costs incurred by the Company prior to the execution of a contract or contract amendment are incurred at the Company's risk, and it is possible that such costs will not be reimbursed by the customer. Unbilled receivables in this category which were included in the Technical Services revenues, exclusive of related fees, at January 31, 1996 were approximately $18,561,000. Unbilled receivables in this category which were included in the Products revenues, exclusive of related fees, at January 31, 1996 were approximately $2,025,000. Although no assurance can be given that the contracts or contract amendments will be received or that the related costs will be recovered, the Company expects to recover substantially all such costs.

     Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustment by negotiations between the Company and U.S. Government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through the fiscal year ended January 31, 1991. Contract revenues for subsequent years have been recorded in amounts which are expected to be realized upon final settlement. However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for those years.

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

     The backlog for the Technical Services segment at January 31, 1996 and 1995 amounted to approximately $971,000,000 and $858,000,000, respectively, and the backlog for the Products segment at those dates amounted to approximately $109,000,000 and $119,000,000, respectively. The Company expects that a substantial portion of its backlog at January 31, 1996 will be recognized as revenues prior to January 31, 1997. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

                           EMPLOYEES AND CONSULTANTS

     As of March 8, 1996, the Company employed approximately 21,100, including approximately 1,400 persons on a part-time basis. The Company also utilizes the services of consultants to provide specialized technical and other services on specific projects.

     The highly technical and complex services and products provided by the Company are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills. The Company has not experienced any significant difficulty in recruiting or retaining such personnel. Management believes the Company's orientation towards employee ownership is a major factor in the Company's ability to attract and retain qualified personnel. As of March 8, 1996, approximately 10,650 employees, consultants and their family members were stockholders of record.

     None of the Company's employees are represented by a labor union. To date, no strikes or work stoppages have been experienced and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

     As of March 8, 1996, the Company conducted its operations in more than 330 offices and manufacturing and laboratory facilities located in 45 states, the District of Columbia and various foreign countries, and occupied a total of approximately 4,900,000 square feet of space. The Company has principal locations in the San Diego, California and the Washington, D.C. metropolitan areas and occupies over 1,000,000 square feet of space in each of these locations. The information set forth below is accurate as of March 8, 1996.

     The Company owns and occupies six buildings totalling approximately 550,000 square feet of space situated on 22.2 acres of land owned by the Company in the Golden Triangle area of San Diego, California and leases a 128,500 square foot office building located on that land. The Company also leases approximately 140,000 square feet of space in the Sorrento-Mesa area of San Diego, California. The Company has options to purchase these leased facilities.

     At the principal location of the Company in the Washington, D.C. metropolitan area (McLean, Virginia), the Company owns and occupies a building consisting of approximately 287,000 square feet of space situated on 10 acres of land and occupies two buildings containing a total of approximately 425,000 square feet of space. The Company has certain rights to purchase these leased buildings. In addition, the Company owns and occupies a 62,000 square foot building on 2.6 acres of land in Reston, Virginia.

     The Company owns and occupies a 62,500 square foot building on approximately 13 acres of land in Virginia Beach, Virginia and an 83,000 square foot building on approximately 8.4 acres of land in Oak Ridge, Tennessee. The Company also owns and occupies a 95,500 square foot building situated on approximately 7.3 acres of land in Columbia, Maryland. In addition, the Company owns and occupies a 23,700 square foot building on approximately 3.1 acres of leased land in Richland, Washington.

     The Company also leases an office building containing approximately 100,000 square feet of space in Huntsville, Alabama and an office building in Orlando, Florida containing approximately 30,000 square feet of space. The Company has options to purchase these buildings in the future.

     The nature of the Company's business is such that there is no practicable way to relate occupied space to industry segments. The Company considers its facilities suitable and adequate for its present needs. See Note K of Notes to Consolidated Financial Statements of the Company on page F-17 of this Form 10-K for information regarding commitments under leases.

ITEM 3. LEGAL PROCEEDINGS.

     On December 18, 1995, the Company settled a civil case which was pending in the U.S. District Court for the Southern District of California. This case was filed on March 13, 1993 by an employee of the Company's SAIT operating unit. The complaint sought damages on behalf of the U.S. Government under the Federal False Claims Act. On August 3, 1994, the Department of Justice on behalf of the U.S. Government intervened in the case. On November 8, 1994, the District Court dismissed the employee who had originally filed the complaint from the lawsuit, leaving only the U.S. Government and the Company as parties. To end the cost and distraction of this ongoing litigation, the Company agreed to a settlement, which included a payment of $2.5 million but which specifically excluded any admission of wrongdoing.

     The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference to the Company's definitive Proxy Statement used in connection with the solicitation of votes for the Company's 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement").

     The following is a list of the names and ages (as of April 12, 1996) of all Executive Officers of the Company, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected, or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

     NAME OF
EXECUTIVE OFFICER     AGE         POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
- ------------------    ---     -----------------------------------------------------------------
A.L. Alm              59      Sector Vice President of the Company since 1993 and a Director of the Company since 1989. Mr. Alm served as a Senior Vice President of the Company from 1989 to 1993.
D.P. Andrews          51      Executive Vice President for Corporate Development since October
                              1995. Mr. Andrews has held various positions with the Company since 1993, including serving as Senior Vice President for
                              Corporate Development from 1994 to October 1995. Prior to joining the Company, Mr. Andrews served as Assistant Secretary of Defense from 1989 to 1993.
J.R. Beyster          71      Chairman of the Board, Chief Executive Officer and a Director of
                              the Company since the Company was founded and President of the
                              Company until 1988.
D.A. Cox              48      Sector Vice President since January 1996. Mr. Cox has held various positions with the Company since 1988, including serving as a Group Senior Vice President from 1992 to January 1996.
M.A. Daniels          50      Sector Vice President of the Company since 1993. Mr. Daniels has held various positions with the Company since 1986.
M.T. Elliott          52      Sector Vice President for the Company since January 1996. Dr.
                              Elliott served as Group Senior Vice President from 1995 to
                              January 1996. Prior to joining the Company in February 1995, Dr.
                              Elliott was Vice President of Operations at Unisys from 1986 to
                              1995.
D.H. Foley            51      Sector Vice President since 1992. Prior to joining the Company in
                              1991, Dr. Foley served as a Director of Special Projects for the
                              Defense Advanced Research Projects Agency since 1985.
J.E. Glancy           50      Corporate Executive Vice President since January 1994 and a
                              Director of the Company since 1994. Dr. Glancy has held various positions with the Company since 1976, including serving as a
                              Sector Vice President from April 1991 to 1994.
J. Goldstein          63      Sector Vice President since January 1995. Mr. Goldstein has held various positions with the Company since 1977, including serving as a Group Senior Vice President from 1990 to January 1995.
J.D. Heipt            53      Senior Vice President for Administration and Secretary of the
                              Company since 1984. Mr. Heipt has held various positions with the
                              Company since 1979.
A.P. Herskowitz       55      Sector Vice President of the Company since 1993. Mr. Herskowitz has held various positions with the Company since 1979, including serving as a Group Senior Vice President from 1987 to 1993.
M.V. Hughes, III      51      Sector Vice President since 1991. Mr. Hughes has held various positions with the Company since 1990.
D.W. Hyde             53      Sector Vice President of the Company since 1993. Mr. Hyde has held various positions with the Company since 1985, including serving as a Group Senior Vice President from 1988 to 1993.

     NAME OF
EXECUTIVE OFFICER     AGE         POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
- ------------------    ---     -----------------------------------------------------------------
L.A. Kull             58      President since 1988 and Chief Operating Officer since 1983. He has also served as a Director of the Company since 1970 (except for the years 1974 and 1975) and has held various positions with the Company since 1970.
W.A. Owens            55      Vice Chairman of the Board and a Director since March 1996. Prior thereto, Mr. Owens served as an Admiral in the U.S. Navy. His last assignment was as Vice Chairman of the Joint Chiefs of
                              Staff.
P.N. Pavlics          35      Corporate Vice President and Controller of the Company since
                              1993. Mr. Pavlics has held various positions with the Company since 1985, including serving as a Vice President of
                              Administration from 1989 to 1992.
L.J. Peck             48      Sector Vice President since 1994. Mr. Peck served as a Group
                              Senior Vice President from 1991 to 1994 and he has held various other positions with the Company since 1978.
S.D. Rockwood         53      Sector Vice President of the Company since 1987. Dr. Rockwood has held various positions with the Company since 1986.
W.A. Roper, Jr.       50      Senior Vice President and Chief Financial Officer of the Company
                              since 1990.
R.A. Rosenberg        61      Executive Vice President of the Company since 1992. Mr. Rosenberg has held various positions with the Company since 1987.
D.E. Scott            39      Corporate Vice President and General Counsel of the Company since
                              1992. Mr. Scott joined the Company in 1987 where he has served as a Corporate Counsel and Associate General Counsel in the Legal
                              Department.
E.A. Straker          58      Executive Vice President of the Company since 1994 and a Director since 1992. Dr. Straker has held various positions with the
                              Company since 1971, including serving as a Sector Vice President from 1986 to 1994.
J.P. Walkush          44      Sector Vice President of the Company since 1994 and a Director since April 1996. Mr. Walkush has held various positions with the
                              Company since 1976.
J.H. Warner, Jr.      55      Corporate Executive Vice President of the Company since 1996 and
                              Director since 1988. Dr. Warner has held various positions with the Company since 1973, including serving as Executive Vice
                              President from 1989 to January 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                               THE LIMITED MARKET

     Since its inception, the Company has followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for the Company's securities. In order to provide liquidity for its stockholders, however, the Company has maintained a limited secondary market (the "Limited Market") through its wholly-owned, broker-dealer subsidiary, Bull, Inc., which was organized in 1973 for the purpose of maintaining the Limited Market.

     The Limited Market generally permits existing stockholders to sell shares of Class A Common Stock on four predetermined days each year (each a "Trade Date"). All shares of Class B Common Stock to be sold in the Limited Market must first be converted into five times as many shares of Class A Common Stock. All sales are made at the prevailing fair market value of the Class A Common Stock determined pursuant to the formula and valuation process described below (the "Formula Price") to employees, consultants and directors of the Company who have been approved by the Board of Directors or the Operating Committee of the Board of Directors as being entitled to purchase up to a specified number of shares of Class A Common Stock. In addition, the trustees of the Company's Employee Stock Ownership Plan ("ESOP"), Cash or Deferred Arrangement ("CODA"), 1995 Employee Stock Purchase Plan, Stock Compensation Plan, Management Stock Compensation Plan, Key Executive Stock Deferral Plan and the Syntonic Technology, Inc. Retirement Savings Plan (collectively, the "Benefit Plans) may also purchase shares of Class A Common Stock for their respective trusts in the Limited Market. All sellers in the Limited Market (other than the Company, ESOP,

CODA and certain other retirement plans of the Company) pay Bull, Inc. a commission equal to two percent of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.

     In the event that the aggregate number of shares offered for sale in the Limited Market on any Trade Date is greater than the aggregate number of shares sought to be purchased by authorized buyers and the Company, offers by stockholders to sell 500 or less shares of Class A Common Stock, or up to the first 500 shares if more than 500 shares of Class A Common Stock are offered by any such stockholder, will be accepted first. Offers to sell shares in excess of 500 shares of Class A Common Stock will be accepted on a pro-rata basis determined by dividing the total number of shares remaining under purchase orders by the total number of shares remaining under sell orders. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares of Class A Common Stock for each proposed seller, then the purchase orders will be allocated equally among all of the proposed sellers up to the total number of shares offered for sale. To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, the Company may, but is not obligated to, sell authorized but unissued shares of Class A Common Stock in the Limited Market.

     The Company is currently authorized, but not obligated, to purchase up to 1,250,000 shares of Class A Common Stock in the Limited Market on any Trade Date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers and the Company, in its discretion, determines to make such purchases. In fiscal years 1996 and 1995, the Company purchased 33,372 shares and 279,668 shares, respectively, in the Limited Market. The Company's purchases in fiscal years 1996 and 1995 accounted for 2% and 16%, respectively, of the total shares purchased by all buyers in the Limited Market during such years.

     During the 1996 and 1995 fiscal years, the trustees of the Company's CODA, 1993 Employee Stock Purchase Plan, 1995 Employee Stock Purchase Plan and the Syntonic Technology, Inc. Retirement Savings Plan purchased an aggregate of 1,045,893 shares and 1,065,741 shares, respectively, in the Limited Market. These purchases accounted for approximately 69% and 61% of the total shares purchased by all buyers in the Limited Market during fiscal years 1996 and 1995, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A Common Stock. To the extent that purchases by the trustees of the Benefit Plans decrease and purchases by the Company do not increase, the ability of stockholders to resell their shares in the Limited Market will likely be adversely affected. No assurance can be given that a stockholder desiring to sell all or a portion of his or her shares of the Company's Class A Common Stock in any trade will be able to do so.

     The Company received a no-action letter from the Securities and Exchange Commission that authorizes the Company and the ESOP to commence on an annual basis, at the Company's discretion, a joint tender offer (a "Tender Offer") to purchase all shares of the Company's Class A Common Stock held by persons who are not directors, employees or consultants of the Company (or family members of, or trustees for, such employees, directors or consultants of the Company) as of the date the Tender Offer is commenced (the "Outside Stockholders"). Under current federal income tax laws, the Tender Offer, as structured, would allow Outside Stockholders who tender certain shares purchased by the ESOP to defer the payment of federal income tax under Section 1042 of the Internal Revenue Code of 1986, as amended, on any capital gain derived from the sale, provided certain conditions are met.

     The Company and the ESOP have completed one Tender Offer pursuant to which the ESOP purchased on November 20, 1992 an aggregate of 700,444 shares of Class A Common Stock from 186 Outside Stockholders. The Company has not yet determined whether it will commence a Tender Offer during fiscal year 1997. There can be no assurance that a Tender Offer will be commenced in the future or, if commenced, that it will be completed. If a Tender Offer is undertaken in the future, the Company will be required to take certain actions to ensure that such Tender Offer does not negatively affect the liquidity of the Limited Market on the Trade Date upon which such Tender Offer is completed.

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

     The following formula ("Formula") is used in determining the Formula Price: the price per share is equal to the sum of (i) a fraction, the numerator of which is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price revision is to occur ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W") and (ii) a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "Market Factor"), multiplied by the earnings of the Company for the four fiscal quarters immediately preceding the price revision ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by the Company in computing primary earnings per share ("W"). The number of outstanding common shares and common share equivalents described above assumes the conversion of each share of Class B Common Stock into five shares of Class A Common Stock. The
5.66 multiplier is a constant which was first included in the Formula in March 1976. The Market Factor is a numerical factor which yields a fair market value for the Class A Common Stock and the Class B Common Stock by reflecting existing securities market conditions relevant to the valuation of such stock. In establishing the Market Factor, the Board of Directors considers the performance of the general securities markets and relevant industry groups, the financial performance of the Company versus comparable public companies, general economic conditions, input from an independent appraisal firm and other relevant factors. The Market Factor is generally reviewed quarterly by the Board of Directors in conjunction with an appraisal which is prepared by an independent appraisal firm for the committees administering the qualified retirement plans of the Company and certain of its subsidiaries (collectively, the "Committee") and which is relied upon by the Committee and the Board of Directors. The Market Factor, as determined by the Board of Directors, remains in effect until subsequently changed by the Board of Directors. The Formula Price of the Class A Common Stock, expressed as an equation, is as follows:

                                Formula Price =   E  +  5.66MP
                                                 ----   ------
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

                                                                PRICE             PRICE
                                                              PER SHARE         PER SHARE
                                                MARKET       OF CLASS A        OF CLASS B
                         DATE                   FACTOR      COMMON STOCK      COMMON STOCK
        --------------------------------------  -------     -------------     -------------
        April 9, 1994.........................    1.50         $ 14.46           $ 72.30
        July 9, 1994..........................    1.45         $ 14.48           $ 72.40
        October 15, 1994......................    1.45         $ 15.07           $ 75.35
        January 14, 1995......................    1.50         $ 15.72           $ 78.60
        April 14, 1995........................    1.50         $ 16.41           $ 82.05
        July 14, 1995.........................    1.60         $ 17.79           $ 88.95
        October 13, 1995......................    1.60         $ 18.27           $ 91.35
        January 12, 1996......................    1.70         $ 19.33           $ 96.65
        April 12, 1996........................    1.80         $ 20.41           $102.05

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

            HOLDERS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

     As of March 8, 1996, there were 11,856 holders of record of Class A Common Stock and 131 holders of record of Class B Common Stock. As of such date, approximately 89% of the Class A Common Stock and approximately 45% of the Class B Common Stock were beneficially owned by employees and consultants of the Company and their respective family members.

                                DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock and no cash dividends on the Class A Common Stock or Class B Common Stock are contemplated in the foreseeable future. The Company's present intention is to retain any future earnings for use in its business.

ITEM 6. SELECTED FINANCIAL DATA.

     The following data has been derived from consolidated audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated balance sheet at January 31, 1996 and 1995 and the related consolidated statements of income and of cash flows for the three years ended January 31, 1996 and notes thereto appear elsewhere in this Form 10-K Report.

                                                       YEAR ENDED JANUARY 31
                               ----------------------------------------------------------------------
                                  1996           1995           1994           1993           1992
                               ----------     ----------     ----------     ----------     ----------
                                         (AMOUNTS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Revenues.....................  $2,155,657     $1,921,880     $1,670,882     $1,504,112     $1,285,294
Cost of revenues.............   1,875,072      1,692,623      1,477,701      1,327,992      1,124,756
Selling, general and
  administrative expenses....     173,742        146,083        120,387        113,174        101,935
Interest expense.............       4,529          3,468          2,966          2,841          2,964
Provision for income taxes...      45,018         30,654         28,328         22,030         22,023
                               ----------     ----------     ----------     ----------     ----------
Net income...................      57,296         49,052         41,500         38,075         33,616
                               ==========     ==========     ==========     ==========     ==========
Earnings per share(1)........  $     1.13     $     1.01     $      .89     $      .83     $      .75
Average number of shares
  outstanding, including
  common stock equivalents...      51,306         49,264         47,429         46,179         44,825

                                                             JANUARY 31
                               ----------------------------------------------------------------------
                                  1996           1995           1994           1993           1992
                               ----------     ----------     ----------     ----------     ----------
                                                       (AMOUNTS IN THOUSANDS)
Total assets.................  $  859,290     $  752,584     $  611,575     $  523,613     $  437,975
Working capital..............     227,185        173,467        206,580        174,797        131,177
Long-term liabilities........      33,151         28,955         25,060         25,851         27,036
Stockholders' equity.........     459,097        387,564        335,502        280,047        234,874

- ---------------

(1) Fully diluted earnings per share are substantially the same as primary earnings per share for the years presented. The Company has never declared or paid cash dividends on its capital stock and no cash dividends are presently contemplated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Revenues increased 12%, 15% and 11% in 1996, 1995 and 1994, respectively, over the prior year. Revenues in 1996 and 1995 from the Company's principal customer, the U.S. Government, continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

     The sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for 83% of revenues in 1996, 86% in 1995, and 88% in 1994. This decrease is attributable to growth in non-U.S. Government revenues as a result of the Company's efforts to increase revenues from state and local governments and commercial clients in certain focused business areas. Non-U.S. Government revenues increased 34% in 1996 and 1995, and 15% in 1994, over the prior year. The revenue mix between the Technical Services segment and the Products segment shifted slightly to 93% and 7%, respectively, of consolidated revenues in 1996 from 91% and 9%, respectively, in 1995 and 92% and 8% respectively, in 1994.

     Within the Technical Services segment, revenues are further classified between "National Security," "Environment," "Energy" and "Other Technical Services." Other Technical Services includes the health, space, transportation and commercial information technology business areas. Revenues in each of the business area classifications within the Technical Services segment increased in 1996 over 1995.

     National Security revenues decreased to 45% of total revenues in 1996 from 46% in 1995 and 50% in 1994. Although National Security revenues declined as a percentage of total revenues, these revenues increased 8% in 1996, 7% in 1995 and 9% in 1994 over the prior year, in spite of declines in the overall defense market during these periods. The U.S. Government maintained funding in areas in which the Company has strong capabilities, such as research and development, training, simulation and test and evaluation. Revenues in the Environment business area decreased slightly as a percentage of total revenues to 13% in 1996 from 14% in 1995 and 15% in 1994. Energy revenues decreased slightly to 8% in 1996 from 9% of total revenues in 1995 and 1994. Other Technical Services revenues increased to 28% of total revenues in 1996 from 22% in 1995 and 17% in 1994. The continued growth in Other Technical Services reflects the Company's expansion into the health, transportation and commercial information technology markets and mirrors the country's shift of priorities and resources from defense programs to civilian programs in areas such as health care and transportation. The Company expects this trend to continue. In order for the Company to maintain or exceed historical revenue growth rates, it will need to continue to increase its market share in the National Security business area and/or increase its revenues from the environment, energy, health, space, transportation and commercial information technology business areas.

     Products revenues decreased 11% in 1996, compared to an increase of 22% and 21% in 1995 and 1994, respectively, over the prior year. Products revenues are tied to the stage of contract performance and the purchasing needs and capabilities of the customers and thus, can fluctuate from year to year.

     Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At the end of 1996, the Company had 19,500 full-time employees compared to 16,700 and 15,400 at the end of 1995 and 1994, respectively. Material and subcontract ("M&S") revenues were $607 million in 1996, $560 million in 1995 and $458 million in 1994. As a percentage of total revenues, M&S revenues have remained relatively constant at 28% in 1996, 29% in 1995 and 27% in 1994.

     The Company's business is directly related to the receipt of contract awards and contract performance. There were 349 contracts with annual revenues greater than $1 million in 1996, compared with 333 and 294 such contracts in 1995 and 1994, respectively. These larger contracts represented 76% of the Company's revenues in 1996 and 77% in 1995 and 1994. Of these contracts, 21 contracts had individual revenues greater than $10 million in 1996 compared to 20 such contracts in 1995 and 1994. The remainder of the Company's revenues are derived from a large number of contracts with individual revenues less than $1 million. Although the Company has committed substantial resources and personnel required to pursue larger contracts, the Company believes it also maintains a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for the Company's success on larger procurements.

     The following table summarizes revenues by contract type for the last three years:

                                                                      YEAR ENDED JANUARY 31
                                                                      ----------------------
                                                                      1996     1995     1994
                                                                      ----     ----     ----
    Contract type:
      Cost-reimbursement..........................................     54 %     59 %     60 %
      Time-and-materials and fixed-price level-of-effort..........     26 %     22 %     21 %
      Firm fixed-price............................................     20 %     19 %     19 %
                                                                      ---      ---      ---
    Total.........................................................    100 %    100 %    100 %
                                                                      ===      ===      ===

     Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. The relative decrease in revenues from cost-reimbursement contracts in 1996 and 1995 results primarily from the Company's growth in non-U.S. Government revenues. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis. Time-and-materials

("T&M") contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort ("FP-LOE") contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price contracts require the Company to provide stipulated products, systems or services for a fixed price. The Company assumes greater performance risk on firm fixed-price contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

     The cost of revenues as a percentage of revenues (excluding interest income) was 87.0% in 1996, 88.2% in 1995 and 88.5% in 1994. The decrease in the cost of revenues percentage represents a number of offsetting effects. The primary trend which increased the cost of revenues percentage is faster revenue growth in lower cost service type contracts, which typically have more of their associated costs in cost of revenues and less costs in selling, general and administrative ("SG&A") expenses. Trends which decreased the cost of revenues percentage are the growth in commercial revenues, which have more of their associated costs in SG&A as opposed to cost of revenues, and decreased overruns from better performance on certain firm fixed-price contracts in 1996 compared to 1995 and 1994.

     SG&A expenses as a percentage of revenues (excluding interest income) were 8.1%, 7.6% and 7.2% in 1996, 1995 and 1994, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. While the level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources, B&P costs have remained constant in relation to revenues over the past three years. During 1996, IR&D costs increased slightly as a percentage of revenues due to a focused effort by the Company to build core capabilities in areas which it believes are key to its future growth: distributed interactive simulation, imagery, health, environmental and software development. G&A expenses increased 24% over 1995 and increased as a percentage of total revenues to 5.8% in 1996 from 5.2% in 1995 and 5.0% in 1994. This relative increase was driven by the growth in revenues from commercial contracts, which have more of their associated costs in G&A, and an increase in goodwill amortization costs due to an increase in the number of business acquisitions and equity investments in 1996 and 1995. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

     Operating profit margins by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Technical Services segment increased to 4.9% in 1996 from 4.3% in 1995 and 3.8% in 1994. The National Security operating profit margin was 5.5% in 1996, compared to 2.8% in 1995 and 3.3% in 1994. The lower operating profit margins in 1995 and 1994 as compared to 1996 were a result of overruns on certain firm fixed-price contracts in the National Security area. Environment operating profit margins were 4.5%, 4.9% and 4.5%, respectively, for 1996, 1995 and 1994. Energy operating profit margins were 4.9% in 1996, 5.8% in 1995 and 5.1% in 1994. The lower operating margins in the Environment and Energy areas in 1996 compared to 1995 and 1994 were primarily a result of U.S. Government budget difficulties associated with the Company's customers. The operating profit margin in Other Technical Services was 4.2% in 1996 compared to 6.3% in 1995 and 4.1% in 1994. The higher operating profit margin in 1995 compared to 1996 and 1994 was a result of better performance on certain firm fixed-price contracts in 1995. The operating profit margin in the Products segment was 4.6% in 1996 compared to 3.9% in 1995 and 9.3% in 1994. The lower operating profit margins in 1996 and 1995 were attributable to overruns on certain firm fixed-price contracts, while the higher profit margin in 1994 was attributable to higher margins on existing product lines. In general, overall operating profit margins for the Company in 1996 improved over 1995 and 1994 due to better contract financial performance.

     Interest expense in 1996, 1995 and 1994 primarily relates to interest on a building mortgage, deferred compensation and borrowings outstanding under the Company's credit loan agreements. Increase in interest expense was primarily driven by higher average outstanding balances under the Company's credit loan agreements in 1996 and interest accrued on the deferred compensation plans.

     The provision for income taxes as a percentage of income before income taxes was 44.0% in 1996, 38.5% in 1995 and 40.6% in 1994. The lower effective tax rate in 1995 compared to 1996 and 1994 was primarily related to a final settlement of certain issues related to the Company's 1986 and 1987 federal and state income tax returns.

     As described in the Notes to Consolidated Financial Statements, during 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which did not have a material impact on the Company's financial position or results of operations in 1996. In addition, the Company will adopt SFAS No. 123, "Accounting for Stock-based Compensation," in 1997. Upon adoption of SFAS No. 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro-forma disclosures of net income and earning per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

     On December 18, 1995, the Company settled a civil case which was pending in the U.S. District Court for the Southern District of California. This case was filed on March 13, 1993 by an employee of the Company's SAIT operating unit. The complaint sought damages on behalf of the U.S. Government under the Federal False Claims Act. On August 3, 1994, the Department of Justice on behalf of the U.S. Government intervened in the case. On November 8, 1994, the District Court dismissed the employee who had originally filed the complaint from the lawsuit, leaving only the U.S. Government and the Company as parties. To end the cost and distraction of this ongoing litigation, the Company agreed to a settlement, which included a payment of $2.5 million but which specifically excluded any admission of wrongdoing.

     The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. At January 31, 1996 and 1995, there were no borrowings outstanding under such agreements and cash and cash equivalents and long-term investments totaled $30 million and $48 million, respectively. Cash flows generated from operating activities decreased to $53 million in 1996 from $117 million and $86 million in 1995 and 1994, respectively. Average receivable days outstanding increased to 65 in 1996 from 63 in 1995. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

     Cash flows spent on investing activities decreased to $41 million in 1996 compared to $120 million and $47 million in 1995 and 1994, respectively. Acquisitions of businesses, net of cash acquired, resulted in a source of cash of $1 million in 1996 compared to a use of cash of $71 million and $14 million in 1995 and 1994, respectively. Acquisitions of businesses in 1996 were made primarily with the issuance of Company common stock instead of cash and were made to complement the Company's capabilities in the areas of commercial information technology, transportation, health, energy and national security. In addition, the Company spent $21 million to acquire both direct and indirect equity interests in other businesses to improve the Company's capabilities in the commercial and international arena. The Company expects to continue to acquire businesses and equity interests for these and other purposes in the future. Capital expenditures, excluding land and buildings, were $33 million in 1996, $20 million in 1995 and $18 million in 1994 and are expected to be approximately $37 million for 1997. Expenditures for land and buildings were $1 million, $15 million and $9 million in 1996, 1995 and 1994, respectively, and are expected to be approximately $13 million for 1997.

     The Company used $17 million for financing activities in 1996 compared to $22 million and $1 million in 1995 and 1994, respectively. In 1996, funds were utilized primarily for common stock repurchases. The 1996 decrease in utilization of funds from 1995 was primarily due to a decrease in retiring outstanding debt associated with businesses acquired in 1996 compared to 1995. The 1995 increase in utilization of funds from 1994 was primarily due to a reduction in sales of the Company's common stock.

     The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases, capital expenditures and future long-term debt requirements.

EFFECTS OF INFLATION

     The majority of the Company's contracts are cost-reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term firm fixed-price and T&M type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy, net income, as a percentage of revenues, has not been significantly impacted by inflation.

FORWARD-LOOKING INFORMATION

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect the Company management's current views with respect to future events and financial performance. Such statements involve risks and uncertainties, and there are certain important factors which could cause actual results to differ significantly from those anticipated. Some of these factors include, but are not limited to: decrease in or the failure to increase business with the U.S. Government; competitive pricing for Technical Services and Products; early termination of U.S. Government contracts; losses or reduced profits on firm fixed-price contracts; failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; audits of the Company's costs, including allocated indirect costs, by the U.S. Government; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Consolidated Financial Statements of the Company attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For information with respect to the Directors of the Company, see "Election of Directors" appearing in the 1996 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     For information with respect to executive compensation, see the information set forth under the captions "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1996 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 1996 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information with respect to the interests of the Company's management and others in certain transactions, see the information set forth under the caption "Certain Relationships and Related Transactions" in the 1996 Proxy Statement, which information is incorporated by reference into this Form 10-K.

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

        3. EXHIBITS

        EXHIBIT
        NUMBER                              DESCRIPTION OF EXHIBITS
        ------     -------------------------------------------------------------------------
         3(a)      Restated Certificate of Incorporation of the Registrant, as amended July
                   19, 1990. Incorporated by reference to Exhibit 3(a) to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended January 31, 1991
                   (the "1991 10-K").
         3(b)      Bylaws of the Registrant, as amended through April 10, 1992. Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form
                   10-K for the fiscal year ended January 31, 1992 (the "1992 10-K").
         4(a)*     Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of
                   the Registrant (form dated August 1992). Incorporated by reference to
                   Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the
                   fiscal year ended January 31, 1993 (the "1993 10-K").
         4(b)*     Form of Stock Restriction Agreement of the Registrant's Employee Stock
                   Ownership Plan (form dated March 1, 1985). Incorporated by reference to
                   Exhibit 4(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1985 (the "1985 10-K").
         4(c)*     Form of Stock Restriction Agreement of the Registrant's Bonus
                   Compensation Plan (form dated October 1990). Incorporated by reference to
                   Exhibit 4(f) to the 1991
                   10-K.
         4(d)*     Form of Stock Restriction Agreement of the Registrant's Cash or Deferred
                   Arrangement (TRASOP Account) (form dated March 1, 1985). Incorporated by reference to Exhibit 4(g) to the 1985 10-K.
         4(e)*     Registrant's Bonus Compensation Plan, as amended through April 2, 1991.
                   Incorporated by reference to Exhibit 4(l) to the 1991 10-K.

        EXHIBIT
        NUMBER                              DESCRIPTION OF EXHIBITS
        ------     -------------------------------------------------------------------------
         4(f)*     Registrant's 1982 Stock Option Plan, as amended through June 9, 1989.
                   Incorporated by reference to Exhibit 4(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990 (the "1990
                   10-K").
         4(g)*     Registrant's 1992 Stock Option Plan as amended through November 3, 1994.
                   Incorporated by reference to Exhibit 4(g) to the Registrant's Annual
                   Report on Form 10-K for the fiscal year ended January 31, 1995 (the "1995
                   10-K").
         4(h)*     Form of Non-Qualified Stock Option Agreement (Employee, Director and
                   Consultant) -- 1982 Stock Option Plan (form dated October 1990).
                   Incorporated by reference to Exhibit 4(p) to the 1991 10-K.
         4(i)*     Form of Stock Restriction Agreement of the Registrant's Employee Stock
                   Ownership Plan (TRASOP Account) (form dated April 1, 1991). Incorporated by reference to Exhibit 4(r) to the 1991 10-K.
         4(j)*     Form of Stock Restriction Agreement of the Registrant's Bonus
                   Compensation Plan (form dated July 1992). Incorporated by reference to
                   Exhibit 4(v) to the 1993 10-K.
         4(k)*     Registrant's Stock Compensation Plan, as amended through April 3, 1995.
         4(l)*     Registrant's Management Stock Compensation Plan, as amended through April
                   3, 1995.
         4(m)*     Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of
                   the Registrant (form dated February 1995). Incorporated by reference to
                   Exhibit 4(n) to the 1995 10-K.
         4(n)*     Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of
                   the Registrant (form dated February 1995). Incorporated by reference to
                   Exhibit 4(o) to the 1995 10-K.
         4(o)*     Form of Stock Restriction Agreement of the Registrant's Bonus
                   Compensation Plan (form dated March 1995). Incorporated by reference to
                   Exhibit 4(p) to the 1995 10-K.
         4(p)*     1995 Employee Stock Purchase Plan. Incorporated by reference to Annex II to the Registrant's Proxy Statement for the 1995 Annual Meeting of
                   Stockholders as filed June 1995 with the SEC (the "1995 Proxy").
         4(q)*     1995 Stock Option Plan. Incorporated by reference to Annex I to the 1995
                   Proxy.
         4(r)*     Registrant's Keystaff Deferral Plan, as amended through November 1, 1995.
         4(s)*     Registrant's Key Executive Stock Deferral Plan.
         4(t)*     Form of Non-Qualified Stock Option Agreement -- 1995 Stock Option Plan of
                   the Registrant (form dated August 1995).
         4(u)*     Form of Incentive Stock Option Agreement -- 1995 Stock Option Plan of the
                   Registrant (form dated August 1995).
         4(v)*     Form of Stock Restriction Agreement of the Registrant's Key Executive
                   Stock Deferral Plan (form dated March 1996).
        10(a)      Credit Agreement with Bank of America NT&SA dated as of April 7, 1995.
                   Incorporated by reference to Exhibit 10(a) to the Form 10-Q for the fiscal quarter ended April 30, 1995 ("April 1995 10-Q").
        10(b)      Credit Agreement with Citicorp USA, Inc. dated as of April 7, 1995.
                   Incorporated by reference to Exhibit 10(b) to the April 1995 10-Q.
        10(c)      Credit Agreement with Morgan Guaranty Trust Company of New York dated as of April 7, 1995. Incorporated by reference to Exhibit 10(c) to the April
                   1995 10-Q.
        11         Statement re: computation of per share earnings.

        EXHIBIT
        NUMBER                              DESCRIPTION OF EXHIBITS
        ------     -------------------------------------------------------------------------
        21         Subsidiaries of the Registrant.
        27         Financial Data Schedule.
        28(a)      Annual Report of the Registrant's Employee Stock Purchase Plan for the
                   plan year ended January 31, 1996.
        28(b)      Annual Report of the Registrant's Cash or Deferred Arrangement for the
                   plan year ended December 31, 1995.

- ---------------

 *  Executive Compensation Plans and Arrangements.

     (b) REPORTS ON FORM 8-K IN THE FOURTH QUARTER OF THE FISCAL YEAR ENDED JANUARY 31, 1996:

     None

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

                                          SCIENCE APPLICATIONS
                                          INTERNATIONAL CORPORATION
                                          (Registrant)

                                          By        /s/  J.R. BEYSTER

                                            ------------------------------------
                                                        J.R. Beyster
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: April 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                     DATE
- -----------------------------------------------  ----------------------------    ---------------
                          /s/  J.R.               Chairman of the Board and       April 19, 1996
                     BEYSTER                     Principal Executive Officer
- -----------------------------------------------
                 J.R. Beyster
                     /s/  W.A. ROPER,            Principal Financial Officer      April 19, 1996
                       JR.
- -----------------------------------------------
                W.A. Roper, Jr.
                          /s/  P.N.              Principal Accounting Officer     April 19, 1996
                     PAVLICS
- -----------------------------------------------
                 P.N. Pavlics
                           /s/  A.L.                       Director               April 19, 1996
                       ALM
- -----------------------------------------------
                   A.L. Alm
                      COOK/s/  V.N.                        Director               April 19, 1996
- -----------------------------------------------
                   V.N. Cook
                          /s/  C.K.                        Director               April 19, 1996
                     DAVIS
- -----------------------------------------------
                  C.K. Davis
                     /s/  W.H. DEMISCH                     Director               April 19, 1996
- -----------------------------------------------
                 W.H. Demisch
                     /s/  W.A. DOWNING                     Director               April 19, 1996
- -----------------------------------------------
                 W.A. Downing
                         /s/  E.A.                         Director               April 19, 1996
                     FRIEMAN
- -----------------------------------------------
                 E.A. Frieman

                   SIGNATURE                                TITLE                     DATE
- -----------------------------------------------  ----------------------------    ---------------
                          /s/  J.E.                        Director               April 19, 1996
                     GLANCY
- -----------------------------------------------
                  J.E. Glancy
                          /s/  D.A.                        Director               April 19, 1996
                      HICKS
- -----------------------------------------------
                  D.A. Hicks
                          /s/  B.R.                        Director               April 19, 1996
                      INMAN
- -----------------------------------------------
                  B.R. Inman
                           /s/  L.A.                       Director               April 19, 1996
                      KULL
- -----------------------------------------------
                   L.A. Kull
                      /s/  W.M. LAYSON                     Director               April 19, 1996
- -----------------------------------------------
                  W.M. Layson
                      /s/  C.B. MALONE                     Director               April 19, 1996
- -----------------------------------------------
                  C.B. Malone
                          /s/  J.W.                        Director               April 19, 1996
                     McRARY
- -----------------------------------------------
                  J.W. McRary
                          /s/  W.A.                        Director               April 19, 1996
                      OWENS
- -----------------------------------------------
                  W.A. Owens
                         /s/  E.A.                         Director               April 19, 1996
                     STRAKER
- -----------------------------------------------
                 E.A. Straker
                          /s/  M.E.                        Director               April 19, 1996
                      TROUT
- -----------------------------------------------
                  M.E. Trout
                         /s/  J.P.                         Director               April 19, 1996
                     WALKUSH
- -----------------------------------------------
                 J.P. Walkush
                    /s/  J.H. WARNER,                      Director               April 19, 1996
                       JR.
- -----------------------------------------------
               J.H. Warner, Jr.
                          /s/  J.A.                        Director               April 19, 1996
                      WELCH
- -----------------------------------------------
                  J.A. Welch
                          /s/  J.B.                        Director               April 19, 1996
                     WIESLER
- -----------------------------------------------
                 J.B. Wiesler
                          /s/  A.T.                        Director               April 19, 1996
                      YOUNG
- -----------------------------------------------
                  A.T. Young

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
REPORT OF INDEPENDENT ACCOUNTANTS......................................................  F-2
FINANCIAL STATEMENTS
Consolidated Statement of Income for the three years ended January 31, 1996............  F-3
Consolidated Balance Sheet at January 31, 1996 and 1995................................  F-4
Consolidated Statement of Stockholders' Equity for the three years ended January 31,
  1996.................................................................................  F-5
Consolidated Statement of Cash Flows for the three years ended January 31, 1996........  F-6
Notes to Consolidated Financial Statements.............................................  F-7

     Financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Science Applications International Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Science Applications International Corporation and its subsidiaries at January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Diego, California
April 4, 1996

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  YEAR ENDED JANUARY 31
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
                                                         (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues...............................................  $2,155,657     $1,921,880     $1,670,882
Costs and expenses:
  Cost of revenues.....................................   1,875,072      1,692,623      1,477,701
  Selling, general and administrative expenses.........     173,742        146,083        120,387
  Interest expense.....................................       4,529          3,468          2,966
                                                         ----------     ----------     ----------
                                                          2,053,343      1,842,174      1,601,054
                                                         ----------     ----------     ----------
Income before income taxes.............................     102,314         79,706         69,828
Provision for income taxes.............................      45,018         30,654         28,328
                                                         ----------     ----------     ----------
Net income.............................................  $   57,296     $   49,052     $   41,500
                                                         ==========     ==========     ==========
Earnings per share.....................................  $     1.13     $     1.01     $      .89
                                                         ==========     ==========     ==========
Average number of shares outstanding, including common
  stock equivalents....................................      51,306         49,264         47,429
                                                         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                              JANUARY 31
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents............................................  $ 22,765     $ 28,203
  Restricted cash......................................................     3,029
  Receivables..........................................................   500,201      421,790
  Inventories..........................................................    40,097       25,356
  Prepaid expenses and other current assets............................     9,182       13,647
  Deferred income taxes................................................    18,953       20,536
                                                                         --------     --------
     Total current assets..............................................   594,227      509,532
Property and equipment.................................................    69,441       57,715
Land and buildings.....................................................    87,844       88,997
Intangible assets......................................................    55,210       56,214
Other assets...........................................................    52,568       40,126
                                                                         --------     --------
                                                                         $859,290     $752,584
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.............................  $210,393     $191,429
  Accrued payroll and employee benefits................................   138,709      124,745
  Income taxes payable.................................................    15,636       18,409
  Current portion of long-term liabilities.............................     2,304        1,482
                                                                         --------     --------
     Total current liabilities.........................................   367,042      336,065
Long-term liabilities..................................................    33,151       28,955
Stockholders' equity, per accompanying statement:
  Class A common stock, $.01 par value.................................       469          452
  Class B common stock, $.05 par value.................................        17           17
  Additional paid-in capital...........................................   242,751      198,052
  Retained earnings....................................................   215,860      189,043
                                                                         --------     --------
     Total stockholders' equity........................................   459,097      387,564
Commitments and contingencies (Note K).................................
                                                                         --------     --------
                                                                         $859,290     $752,584
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                            COMMON STOCK
                                                 -----------------------------------
                                                      CLASS A            CLASS B
                                                 -----------------   ---------------
                                                    100,000,000         5,000,000
                                                      SHARES             SHARES
                                                    AUTHORIZED         AUTHORIZED      ADDITIONAL
                                                 -----------------   ---------------    PAID-IN     RETAINED
                                                 SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS
                                                 ------     ------   ------   ------   ----------   --------
                                                                       (IN THOUSANDS)
Balance at January 31, 1993....................  42,719      $427      372     $ 19     $ 136,613   $142,988
  Issuances of common stock....................   3,922        39                          40,196
  Repurchases of common stock..................  (2,326)      (23)      (8)                (7,873)   (22,161)
  Income tax benefit from employee stock
     transactions..............................                                             3,777
  Net income...................................                                                       41,500
                                                 ------      ----      ---      ---      --------   --------
Balance at January 31, 1994....................  44,315       443      364       19       172,713    162,327
  Issuances of common stock....................   2,994        30                          30,138
  Repurchases of common stock..................  (2,066)      (21)     (21)      (2)       (8,356)   (22,336)
  Income tax benefit from employee stock
     transactions..............................                                             3,557
  Net income...................................                                                       49,052
                                                 ------      ----      ---      ---      --------   --------
Balance at January 31, 1995....................  45,243       452      343       17       198,052    189,043
  Issuances of common stock....................   4,115        41                          49,012
  Repurchases of common stock..................  (2,449)      (24)     (11)               (11,456)   (30,479)
  Income tax benefit from employee stock
     transactions..............................                                             7,143
  Net income...................................                                                       57,296
                                                 ------      ----      ---      ---      --------   --------
Balance at January 31, 1996....................  46,909      $469      332     $ 17     $ 242,751   $215,860
                                                 ======      ====      ===      ===      ========   ========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED JANUARY 31
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $ 57,296     $ 49,052     $ 41,500
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    35,203       27,738       23,127
     Non-cash compensation.................................    13,224        9,898        8,831
     Loss on disposal of property and equipment............     1,385        1,583          706
     Increase (decrease) in cash, excluding effects of
       acquisitions, resulting from changes in:
       Receivables.........................................   (75,139)     (42,623)     (10,438)
       Inventories.........................................   (13,257)      (4,477)       1,262
       Prepaid expenses and other current assets...........     5,260       (2,129)      (1,149)
       Progress payments...................................    10,660       11,443       (2,243)
       Deferred income taxes...............................     1,583        1,547       (9,584)
       Other assets........................................    (4,872)      (8,280)        (740)
       Accounts payable and accrued liabilities............     4,701       44,734       15,392
       Accrued payroll and employee benefits...............    12,637       16,538       18,952
       Income taxes payable................................     4,369       12,077           23
                                                             --------     --------     --------
                                                               53,050      117,101       85,639
                                                             --------     --------     --------
Cash flows from investing activities:
  Expenditures for property and equipment..................   (33,112)     (20,188)     (18,420)
  Expenditures for land and buildings......................    (1,233)     (15,437)      (9,012)
  Acquisitions of certain business assets, net of cash
     acquired..............................................     1,475      (71,109)     (14,161)
  Investments in affiliates................................   (21,367)
  Proceeds from disposal of property and equipment.........       332          297          566
  Proceeds from sale of debt securities available for
     sale..................................................    12,478
  Purchases of debt securities held to maturity............                (13,913)      (6,187)
                                                             --------     --------     --------
                                                              (41,427)    (120,350)     (47,214)
                                                             --------     --------     --------
Cash flows from financing activities:
  Decrease in notes payable and long-term liabilities......    (3,441)      (8,810)      (3,452)
  Sales of common stock....................................    28,339       17,421       32,651
  Repurchases of common stock..............................   (41,959)     (30,715)     (30,057)
                                                             --------     --------     --------
                                                              (17,061)     (22,104)        (858)
                                                             --------     --------     --------
  (Decrease) increase in cash and cash equivalents.........    (5,438)     (25,353)      37,567
  Cash and cash equivalents at beginning of year...........    28,203       53,556       15,989
                                                             --------     --------     --------
  Cash and cash equivalents at end of year.................  $ 22,765     $ 28,203     $ 53,556
                                                             ========     ========     ========
Supplemental schedule of noncash investing and financing
  activities:
  Issuance of common stock for acquisitions of certain
     business assets.......................................  $ 10,673     $  5,282
                                                             ========     ========
  Liabilities assumed in acquisitions of certain business
     assets................................................  $ 17,839     $ 25,532     $  4,107
                                                             ========     ========     ========

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

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

  Contract revenues
     The major portion of the Company's revenues results from contract services performed for the U.S. Government or from subcontracts with other contractors engaged in work for the U.S. Government under a variety of contracts, some of which provide for reimbursement of cost plus fees and others which are fixed-price or time-and-materials type contracts. Generally, revenues and fees on contracts are recognized as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues from the sale of manufactured products are recorded when the products are shipped.

     The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 1991. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

  Cash and cash equivalents
     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Of the $22,765,000 total cash and cash equivalents at January 31, 1996, $11,428,000 was invested in commercial paper. The carrying amounts approximate fair value due to the short maturity of these instruments.

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

  Buildings, property and equipment
     Depreciation and amortization of buildings and related improvements are provided using the straight-line method over estimated useful lives of thirty to forty years and ten years, respectively. Depreciation and

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION amortization of property and equipment are provided over the estimated useful lives of the assets, primarily using a declining-balance method. The useful lives are three to ten years for equipment and the shorter of the useful lives or the terms of the leases for leasehold improvements.

     Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

  Debt securities
     In November 1995, the Financial Accounting Standards Board issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted and made a one-time reassessment of the classification of its debt securities. Effective December 1995, the Company reclassified its debt securities, which had an amortized cost of $19,954,000 and unrealized losses of $59,000, from "held to maturity" to "available for sale." Long-term debt securities are included in other assets and consist of long-term municipal bonds which have been recorded at fair market value. As of January 31, 1996 and 1995, debt securities of $7,654,000 and $20,100,000, respectively, had a fair value of $7,622,000 and $19,488,000, respectively, maturing in 1998. Gross unrealized losses amounted to $32,000.

  Intangible assets
     Intangible assets consist primarily of goodwill. Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in an acquisition and is amortized by a straight line method generally over five to ten years. The Company periodically reviews goodwill to assess recoverability, and impairments are recognized in the results of operations, as appropriate. Amortization of intangible assets amounted to $11,044,000, $6,257,000 and $3,007,000 in 1996, 1995, and 1994 respectively. Accumulated amortization was $27,031,000 and $15,987,000 at January 31, 1996 and 1995, respectively.

  Long-lived assets
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which the Company adopted. Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. Adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial position or results of operations.

  Income taxes
     Income taxes are provided utilizing the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Additionally, under the liability method, changes in tax rates and laws will be reflected in income in the period such changes are enacted.

  Common stock and earnings per share
     Class A and Class B common stock are collectively referred to as common stock in the Notes to Consolidated Financial Statements unless otherwise indicated.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Computations of earnings per share are based on the weighted average number of shares of common stock outstanding, increased by the effect of dilutive options using the modified treasury stock method. Fully diluted earnings per share was substantially the same as primary earnings per share in 1996, 1995 and 1994.

     A general public market for the Company's common stock does not exist. Periodic determinations of the fair market value of the common stock are made by the Board of Directors pursuant to a stock price formula and valuation process which includes an appraisal prepared by an independent appraisal firm. The Board of Directors reserves the right to alter the formula and valuation process.

  Stock-based compensation
     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 will be adopted by the Company as required for its fiscal 1997 financial statements and is not expected to have a material effect on the Company's consolidated financial position or results of operations. Upon adoption of SFAS No. 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

  Other financial instruments
     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. During 1996, the Company, as a buyer, entered into foreign currency forward exchange contracts to protect against currency exchange risks associated with certain firm and identifiable foreign currency commitments entered into in the ordinary course of business. At January 31, 1996, the Company had approximately $5,682,000 of foreign currency forward exchange contracts in Spanish pesetas, British pounds sterling and French francs outstanding with net unrealized losses of $131,000. These contracts were executed with creditworthy banks for terms of seven years or less.

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

     Concentrations of credit risk with respect to receivables are limited because the Company's primary customers are various agencies of the U.S. Government as well as commercial customers engaged in work for the U.S. Government. As of January 31, 1996, there were no significant concentrations of receivables with these commercial customers.

NOTE B -- ACQUISITIONS AND INVESTMENTS IN AFFILIATES:

     Acquisitions of certain business assets and companies have been accounted for by the purchase method of accounting. The operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired has been included in intangible assets as goodwill. The aggregate effect of the purchased acquisitions was not material; therefore, pro forma financial information is not required.

     During 1996, the Company acquired for cash both direct and indirect equity interests. The total acquisition cost of these investments exceeded the underlying equity in net assets by $15,551,000, which is

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION generally being amortized over ten years. The carrying value of the Company's investments as of January 31, 1996 was $25,016,000.

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

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Industry segment information is as follows:

                                                              YEAR ENDED JANUARY 31
                                                     ----------------------------------------
                                                        1996           1995           1994
                                                     ----------     ----------     ----------
                                                                  (IN THOUSANDS)
    Contract revenues:
      Technical Services --
         National Security.........................  $  966,864     $  891,181     $  830,581
         Environment...............................     274,316        264,511        253,937
         Energy....................................     166,271        169,732        156,694
         Other.....................................     593,756        423,362        287,622
      Products.....................................     153,163        171,206        140,741
    Interest income................................       1,287          1,888          1,307
                                                     ----------     ----------     ----------
    Total revenues.................................  $2,155,657     $1,921,880     $1,670,882
                                                     ==========     ==========     ==========
    Operating profit:
      Technical Services --
         National Security.........................  $   52,859     $   25,356     $   27,252
         Environment...............................      12,294         12,962         11,341
         Energy....................................       8,175          9,824          7,985
         Other.....................................      25,219         26,526         11,768
      Products.....................................       7,009          6,618         13,141
                                                     ----------     ----------     ----------
                                                        105,556         81,286         71,487
    Interest income................................       1,287          1,888          1,307
    Interest expense...............................      (4,529)        (3,468)        (2,966)
                                                     ----------     ----------     ----------
    Income before income taxes.....................  $  102,314     $   79,706     $   69,828
                                                     ==========     ==========     ==========
    Identifiable assets:
      Technical Services --
         National Security.........................  $  217,216     $  181,444     $  160,752
         Environment...............................      70,156         72,867         66,492
         Energy....................................      33,329         43,730         37,453
         Other.....................................     212,562        156,650         83,716
      Products.....................................      60,690         38,627         40,694
                                                     ----------     ----------     ----------
                                                        593,953        493,318        389,107
    Corporate and other assets.....................     265,337        259,266        222,468
                                                     ----------     ----------     ----------
    Total assets...................................  $  859,290     $  752,584     $  611,575
                                                     ==========     ==========     ==========

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

     During 1996, 1995 and 1994, approximately 83%, 86% and 88%, respectively, of the Company's contract revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. Foreign operations and revenues directly attributable to

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION foreign customers are not material. During 1996, approximately 10% of the Company's consolidated revenues were derived from one U.S. Government contract in the Other Technical Services business area, which is a contract to automate the information systems for the Department of Defense's medical treatment facilities worldwide.

NOTE D -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                                  JANUARY 31
                                                                          --------------------------
                                                                            1996              1995
                                                                          --------          --------
                                                                                (IN THOUSANDS)
    Inventories:
      Contracts-in-process, less progress payments of $1,077 and
         $1,971 at January 31, 1996 and 1995, respectively.........       $ 11,372          $  6,794
      Raw materials................................................         28,725            18,562
                                                                          --------          --------
                                                                          $ 40,097          $ 25,356
                                                                          ========          ========
    Property and equipment at cost:
      Computers and other equipment................................       $146,354          $132,629
      Office furniture and fixtures................................         19,861            18,136
      Leasehold improvements.......................................         13,570            12,004
                                                                          --------          --------
                                                                           179,785           162,769
      Less accumulated depreciation and amortization...............        110,344           105,054
                                                                          --------          --------
                                                                          $ 69,441          $ 57,715
                                                                          ========          ========
    Land and buildings at cost:
      Buildings and improvements...................................       $ 77,117          $ 75,884
      Land.........................................................         20,919            20,919
      Land held for future use.....................................            702               702
                                                                          --------          --------
                                                                            98,738            97,505
      Less accumulated depreciation and amortization...............         10,894             8,508
                                                                          --------          --------
                                                                          $ 87,844          $ 88,997
                                                                          ========          ========
    Accounts payable and accrued liabilities:
      Accounts payable and other accrued liabilities...............       $154,095          $135,831
      Collections in excess of revenues on uncompleted contracts...         56,298            55,598
                                                                          --------          --------
                                                                          $210,393          $191,429
                                                                          ========          ========
    Accrued payroll and employee benefits:
      Salaries, bonuses and amounts withheld from employees'
         compensation..............................................       $ 77,309          $ 70,401
      Accrued vacation.............................................         47,111            41,285
      Accrued contributions to employee benefit plans..............         14,289            13,059
                                                                          --------          --------
                                                                          $138,709          $124,745
                                                                          ========          ========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE E -- RECEIVABLES:

     Receivables consist of the following:

                                                                          JANUARY 31
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Receivables, primarily U.S. Government, less allowance for doubtful accounts of $1,878 and $1,214 at January 31, 1996 and 1995, respectively:
      Billed.......................................................  $359,087     $310,429
      Unbilled, less progress payments of $41,667 and $30,113 at
         January 31, 1996 and 1995, respectively...................   114,206       77,749
      Contract retentions..........................................    26,908       23,570
      Refundable income taxes......................................                 10,042
                                                                     --------     --------
                                                                     $500,201     $421,790
                                                                     ========     ========

     Unbilled receivables at January 31, 1996 and 1995 include $20,586,000 and $13,776,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The balance of unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. The majority of the retention balance is expected to be collected beyond one year.

NOTE F -- NOTES PAYABLE:

     The Company has substantially equivalent unsecured revolving credit loan agreements with three banks with commitments totaling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit, or interbank offshore borrowing rates. Annual facility fees are 1/8 of 1% of the total commitment during the revolving credit term.

     There were no balances outstanding under the credit loan agreements at January 31, 1996, 1995 and 1994. As of January 31, 1996, the entire $105,000,000 was available under the most restrictive debt covenants of the credit loan agreements. The maximum amounts outstanding were $43,000,000, $12,800,000 and $19,200,000 in 1996, 1995 and 1994, respectively. The average amount outstanding was $9,380,000, $197,000 and $541,000 during 1996, 1995 and 1994, respectively.
The weighted average interest rate in 1996, 1995 and 1994 was 6.4%, 4.9% and 3.5% respectively, based upon average daily balances.

NOTE G -- EMPLOYEE BENEFIT PLANS:

     In 1995, the Company merged two of its profit sharing retirement plans into one principal Profit Sharing Retirement Plan in which eligible employees participate. Participants' interests vest 25% per year in the third through sixth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Contributions charged to income under the plans were $23,355,000, $27,420,000 and $20,471,000 for 1996, 1995 and 1994,
respectively.

     The Company has an Employee Stock Ownership Plan (the "Plan") in which eligible employees participate. Cash contributions to the Plan are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the Company common stock or cash in the year of contribution. The vesting requirements for the Plan are the same as for the Profit Sharing Retirement Plan. Shares of Company common stock distributed from the Plan bear a limited put option that, if exercised, would

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION require the Company to repurchase the shares at their then current fair value. At January 31, 1996, the Plan held 15,630,000 shares of Class A common stock and 30,000 shares of Class B common stock with a combined fair value of $305,028,000. Contributions charged to income under the Plan were $10,259,000, $10,516,000 and $15,096,000, for 1996, 1995 and 1994, respectively.

     The Company has one principal Cash or Deferred Arrangement (CODA) which allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions to the CODA of $11,535,000, $10,977,000 and $7,673,000 were charged to income in 1996, 1995 and 1994, respectively. Effective January 1, 1995, the Company's matching contributions to employees hired on or after such date will be subject to the same vesting requirements as for the Profit Sharing Retirement Plan, while the Company's matching contributions for employees hired prior to such date remain fully vested.

     The Company has a Bonus Compensation Plan which provides for bonuses to reward outstanding performance. Bonuses are paid in the form of cash, fully vested shares of Class A common stock or vesting shares of Class A common stock. Awards of vesting shares of Class A common stock made prior to July 10, 1992, vest at the rate of 10%, 20%, 30% and 40% after one, two, three and four years, respectively, from the date of award. Awards of vesting shares of Class A common stock made after July 10, 1992, vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The amounts charged to income under this plan were $25,868,000, $23,831,000 and $20,111,000 for 1996, 1995 and
1994, respectively.

     In 1995, the Company adopted the Stock Compensation Plan and the Management Stock Compensation Plan, together referred to as the "Stock Compensation Plans." The Stock Compensation Plans provide for awards of share units to eligible employees, which share units generally correspond to shares of Class A common stock which are held in trust for the benefit of participants. Participants' interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The amount charged to income under these plans were $686,000 and $160,000 for 1996 and 1995, respectively.

     The Company also has an Employee Stock Purchase Plan which allows eligible employees to purchase shares of the Company's Class A common stock, with the Company currently contributing 5% of the existing fair market value. There are no charges to income under this plan.

NOTE H -- INCOME TAXES:

     The provision for income taxes includes the following:

                                                                 YEAR ENDED JANUARY 31
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Payable currently:
      Federal.............................................  $36,281     $29,138     $31,482
      State and foreign...................................    9,040       8,110       7,408
    Deferred:
      Federal.............................................     (158)     (5,300)     (8,650)
      State and foreign...................................     (145)     (1,294)     (1,912)
                                                            -------     -------     -------
                                                            $45,018     $30,654     $28,328
                                                            =======     =======     =======

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following temporary differences:

                                                                          JANUARY 31
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Income recognition:
      Contractually billable method................................  $  9,371     $ 16,657
      Completed contract method....................................     2,164        2,127
    Accrued vacation pay...........................................    16,878       15,240
    Deferred compensation..........................................     8,884        6,628
    Vesting stock bonuses..........................................     5,658        4,591
    Other..........................................................     6,019        3,677
                                                                     --------     --------
         Total deferred tax assets.................................    48,974       48,920
                                                                     --------     --------
    Employee benefit plan contributions............................    (9,461)      (9,356)
    Depreciation and amortization..................................    (3,184)      (4,026)
    Cash to accrual basis conversion for certain subsidiaries......      (983)      (2,221)
    Other..........................................................    (1,741)      (1,875)
                                                                     --------     --------
         Total deferred tax liabilities............................   (15,369)     (17,478)
                                                                     --------     --------
    Net deferred tax asset.........................................  $ 33,605     $ 31,442
                                                                     ========     ========

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes follows:

                                                                 YEAR ENDED JANUARY 31
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Amount computed at statutory rate.....................  $35,810     $27,897     $24,440
    State income taxes, net of federal tax benefit........    5,597       4,303       3,573
    Revision of prior years' tax estimates................     (371)     (4,134)       (251)
    Nondeductible meals and entertainment.................    2,409       2,150         772
    Other.................................................    1,573         438        (206)
                                                            -------     -------     -------
                                                            $45,018     $30,654     $28,328
                                                            =======     =======     =======

     Other assets include deferred income taxes of $14,652,000 and $10,906,000 at January 31, 1996 and 1995, respectively. Income taxes paid in 1996, 1995 and 1994 amounted to $32,785,000, $35,600,000 and $38,392,000, respectively. The effective rates for 1995 and 1994 have been reduced as a result of ongoing resolutions of certain issues relating to prior year federal and state income tax returns as well as a favorable settlement of 1986 and 1987 tax years.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE I -- LONG-TERM LIABILITIES:

     Long-term liabilities consist of the following:

                                                                           JANUARY 31
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Mortgage payable collateralized by real property.................  $12,438     $12,551
    Deferred compensation............................................   17,224      14,042
    Other............................................................    5,793       3,844
                                                                       -------     -------
                                                                        35,455      30,437
    Less current portion.............................................    2,304       1,482
                                                                       -------     -------
                                                                       $33,151     $28,955
                                                                       =======     =======

     In connection with the purchase of land and a building in 1991, the Company assumed a mortgage note of $12,800,000. Terms of the note include an 8.88% interest rate and monthly payments of principal and interest of $102,000 until July 1, 1997 when the remaining principal balance becomes due.

     The Company maintains a Keystaff Deferral Plan for the benefit of key executives and directors, pursuant to which eligible participants may elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under this plan but does credit participant accounts for deferred compensation amounts and for interest earned on such deferred compensation. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (8.76% in 1996). Deferred balances will generally be paid upon the later of ten years of plan participation or retirement, unless participants elect an early pay-out. Effective January 4, 1996, the Company adopted the Key Executive Stock Deferral Plan for the benefit of directors and certain key executives. Eligible participants may elect to defer a portion of their compensation into a trust established by the Company which invests in shares of Class A common stock. The Company makes no contributions to the accounts of participants. Deferred balances will generally be paid upon retirement or termination of affiliation. There were no deferred amounts outstanding under this plan as of January 31, 1996.

     The carrying amount of the Company's long-term liabilities approximates fair value. The fair value of the Company's long-term liabilities is estimated based on the current rates offered to the Company for similar debt of the same remaining maturities.

     Maturities of long-term liabilities are as follows:

                            YEAR ENDING JANUARY 31                           (IN THOUSANDS)
    -----------------------------------------------------------------------
    1997...................................................................     $  2,304
    1998...................................................................       15,341
    1999...................................................................        1,144
    2000...................................................................          812
    2001...................................................................          375
    2002 and after.........................................................       15,479
                                                                                 -------
                                                                                $ 35,455
                                                                                 =======

NOTE J -- COMMON STOCK AND OPTIONS:

     The Company has options outstanding under three stock option plans, the 1995 Stock Option Plan (the 1995 Plan), which was adopted effective July 14, 1995, the 1992 Stock Option Plan (the 1992 Plan) and the 1982 Stock Option Plan (the 1982 Plan). Under the 1995, 1992 and 1982 Plans, options are granted at prices

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION not less than the fair market value at the date of grant and for terms not greater than ten years. Options granted prior to July 10, 1992 generally become exercisable 10%, 20%, 30% and 40% after one, two, three and four years, respectively, from the date of grant. Options granted after July 10, 1992 generally become exercisable 20%, 20%, 20% and 40% after one, two, three and four years, respectively, from the date of grant. No options have been granted under the 1992 Plan after July 31, 1995 and the 1982 Plan after July 10, 1992, the dates the plans terminated, respectively. The Company makes no charge to income in connection with these plans.

     As of January 31, 1996, 23,564,000 shares of Class A common stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. As of January 31, 1996, options for 4,467,000 shares of Class A common stock were exercisable and 11,247,000 shares of Class A common stock were available for future grants.

     A summary of changes in outstanding options under the plans during the three years ended January 31, 1996, is as follows:

                                                                                  SHARES OF
                                                                                   CLASS A
                                                                                 COMMON STOCK
                                                              OPTION PRICES       UNDERLYING
                                                                PER SHARE          OPTIONS
                                                             ----------------   --------------
                                                                                (IN THOUSANDS)
    January 31, 1993.......................................  $ 7.04 to $11.83       10,539
      Options granted......................................  12.01 to  13.12         2,580
      Options canceled.....................................  7.04 to  13.12           (442)
      Options exercised....................................  7.04 to  11.83         (1,988)
                                                                                    ------
    January 31, 1994.......................................  8.19 to  13.12         10,689
      Options granted......................................  14.19 to  15.07         3,201
      Options canceled.....................................  8.19 to  15.07           (646)
      Options exercised....................................  8.19 to  13.12         (1,591)
                                                                                    ------
    January 31, 1995.......................................  9.32 to  15.07         11,653
      Options granted......................................  15.72 to  18.27         3,383
      Options canceled.....................................  9.32 to  18.27           (493)
      Options exercised....................................  9.32 to  15.07         (2,226)
                                                                                    ------
    January 31, 1996.......................................  $ 9.76 to $18.27       12,317
                                                                                    ======

     The Company has agreed to make available for issuance, purchase or options approximately 1,500,000 shares of Class A common stock to employees, prospective employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events. The selling price of shares and the exercise price of options are to be the fair market value at the date such shares are made available or options are granted.

NOTE K -- COMMITMENTS AND CONTINGENCIES:

     The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable leases. Rental expenses for facilities and equipment totaled $63,282,000, $58,538,000 and $57,213,000 in 1996, 1995 and 1994,
respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Minimum rental commitments, primarily for facilities, under all non-cancelable operating leases in effect at January 31, 1996, are payable as follows:

                            YEAR ENDING JANUARY 31                           (IN THOUSANDS)
    -----------------------------------------------------------------------
    1997...................................................................     $ 44,175
    1998...................................................................       25,987
    1999...................................................................       19,099
    2000...................................................................       12,461
    2001...................................................................        6,794
    2002 and after.........................................................        7,945
                                                                                --------
                                                                                $116,461
                                                                                ========

     The Company leases a general purpose office building and has guaranteed a $12,250,000 loan on behalf of the building owner. Certain financial ratios and balances required by the guarantee have been maintained.

     Other commitments at January 31, 1996 include outstanding letters of credit aggregating $22,443,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $117,933,000, principally related to performance and payment type bonds.

     On December 18, 1995, the Company settled a civil case which was pending in the U.S. District Court for the Southern District of California. This case was filed on March 13, 1993 by an employee of the Company's SAIT operating unit. The complaint sought damages on behalf of the U.S. Government under the Federal False Claims Act. On August 3, 1994, the Department of Justice on behalf of the U.S. Government intervened in the case. On November 8, 1994, the District Court dismissed the employee who had originally filed the complaint from the lawsuit, leaving only the U.S. Government and the Company as parties. To end the cost and distraction of this ongoing litigation, the Company agreed to a settlement, which included a payment of $2,500,000 but which specifically excluded any admission of wrongdoing.

     The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

NOTE L -- SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     Charges to costs and expenses for depreciation and amortization of buildings, property and equipment were $25,956,000, $21,481,000 and $20,120,000 for 1996, 1995 and 1994, respectively.

     The Company expensed $10,258,000, $8,490,000 and $5,689,000 of independent research and development costs during 1996, 1995 and 1994, respectively.

     Total interest paid in 1996, 1995 and 1994 amounted to $2,746,000, $1,514,000 and $1,449,000 respectively.