Form 10-Q
period 1996-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1996-06-13
CIK 353394

                                 UNITED STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------
                                   FORM 10-Q
(MARK ONE)
/X/          QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996
                                       OR

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

     As of May 31, 1996, the registrant had 47,513,683 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 328,148 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (Unaudited, in thousands, except per-share amounts)


                                                    Three months ended
                                              ---------------------------------
                                              April 30, 1996     April 30, 1995
                                              --------------     --------------
Revenues                                          $516,921          $476,839
                                                  --------          --------
Costs and expenses:
   Cost of revenues                                451,853           417,501
   Selling, general and administrative
     expenses                                       40,617            35,527
   Interest expense                                  1,064               969
                                                  --------          --------
                                                   493,534           453,997
                                                  --------          --------
Income before income taxes                          23,387            22,842

Provision for income taxes                          10,290            10,050
                                                  --------          --------
Net income                                        $ 13,097          $ 12,792
                                                  --------          --------
                                                  --------          --------
Earnings per share of common stock
  and equivalents                                 $    .26          $    .26
                                                  --------          --------
                                                  --------          --------

    See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                           April 30, 1996  January 31, 1996
                                                           --------------  ----------------
                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 41,443         $ 22,765
  Restricted cash                                                 4,783            3,029
  Receivables                                                   466,206          500,201
  Inventories                                                    35,194           40,097
  Prepaid expenses and other current assets                      10,061            9,182
  Deferred income taxes                                          18,701           18,953
                                                               --------         --------
     Total current assets                                       576,388          594,227

Property and equipment (less accumulated depreciation
  of $112,302 and $110,344 at April 30, 1996
  and January 31, 1996, respectively)                            70,984           69,441
Land and buildings (less accumulated depreciation of
  $11,485 and $10,894 at April 30, 1996
  and January 31, 1996, respectively)                            90,929           87,844
Intangible assets                                                52,482           55,210
Other assets                                                     43,524           52,568
                                                               --------         --------
                                                               $834,307         $859,290
                                                               --------         --------
                                                               --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                     $197,347         $210,393
  Accrued payroll and employee benefits                         105,485          138,709
  Income taxes payable                                           17,890           15,636
  Notes payable and current portion of long-term liabilities      1,716            2,304
                                                               --------         --------
     Total current liabilities                                  322,438          367,042

Long-term liabilities                                            35,135           33,151
Stockholders' equity:
  Common stock:
     Class A, $.01 par value
        Authorized: 100,000 shares
        Issued and outstanding:
            April 30, 1996 - 47,646 shares                          476
            January 31, 1996 - 46,909 shares                                         469
     Class B, $.05 par value
        Authorized: 5,000 shares
        Issued and outstanding:
            April 30, 1996 - 330 shares                              17
            January 31, 1996 - 332 shares                                             17
  Additional paid-in capital                                    262,913          242,751
  Retained earnings                                             213,328          215,860
                                                               --------         --------
     Total stockholders' equity                                 476,734          459,097
                                                               --------         --------
                                                               $834,307         $859,290
                                                               --------         --------
                                                               --------         --------

    See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                       Three months ended
                                                                 -------------------------------
                                                                 April 30, 1996   April 30, 1995
                                                                 --------------   --------------
Cash flows from operating activities:
  Net income                                                         $ 13,097        $ 12,792
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                      7,995           7,017
     Non-cash compensation                                             12,877          11,313
     Loss on disposal of property and equipment                           354             130
     Increase (decrease) in cash, excluding effects of
       acquisitions, resulting from changes in:
       Receivables                                                     30,459         (13,442)
       Inventories                                                      3,655           6,645
       Prepaid expenses and other current assets                        1,141          (1,508)
       Progress payments                                                4,784           2,886
       Deferred income taxes                                              252            (271)
       Other assets                                                     1,857             515
       Accounts payable and accrued liabilities                       (14,800)        (34,013)
       Accrued payroll and employee benefits                          (33,224)        (32,114)
       Income taxes payable                                             3,565              (8)
                                                                     --------        --------
                                                                       32,012         (40,058)
                                                                     --------        --------
Cash flows from investing activities:
  Expenditures for property and equipment                              (7,108)         (2,479)
  Expenditures for land and buildings                                  (3,676)           (565)
  Proceeds from disposal of property and equipment                        100              96
  Proceeds from sale of debt securities available for sale              5,602
                                                                     --------        --------
                                                                       (5,082)         (2,948)
                                                                     --------        --------
Cash flows from financing activities:
  Net borrowings under revolving credit loan agreements                                29,000
  Decrease in notes payable and long-term liabilities                  (1,070)         (5,847)
  Sales of common stock                                                13,946           5,551
  Repurchases of common stock                                         (21,128)         (8,668)
                                                                     --------        --------
                                                                       (8,252)         20,036
                                                                     --------        --------
Increase (decrease) in cash and cash equivalents                       18,678         (22,970)
Cash and cash equivalents at beginning of period                       22,765          28,203
                                                                     --------        --------
Cash and cash equivalents at end of period                           $ 41,443        $  5,233
                                                                     --------        --------
                                                                     --------        --------
Supplemental schedule of non-cash investing and
  financing activities:
  Issuance of common stock for acquisitions of certain
    business assets                                                                  $  3,882
                                                                                     --------
                                                                                     --------
  Liabilities assumed in acquisitions of certain
    business assets                                                                  $ 10,235
                                                                                     --------
                                                                                     --------

    See accompanying notes to condensed consolidated financial statements.

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

In the opinion of management, the unaudited financial information for the three month periods ended April 30, 1996 and 1995 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Short-term debt securities are included in prepaid expenses and other current assets and consist of municipal bonds which have been recorded at fair market value. As of April 30, 1996, short-term debt securities of $2,020,000 had a fair value of $2,016,000 maturing in 1998. Gross unrealized losses amounted to $4,000.

It is the Company's policy not to enter into derivative financial instruments for speculative purposes. The Company has entered into foreign currency forward exchange contracts to protect against currency exchange risks associated with certain firm and identifiable foreign currency commitments entered into in the ordinary course of business. At April 30, 1996, the Company had approximately $5,474,000 of foreign currency forward exchange contracts in Spanish pesetas, British pounds sterling and French francs outstanding with net unrealized losses of $64,000. These contracts were executed with creditworthy banks for terms of six years or less.

NOTE C - RESTRICTED CASH:

The Company has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center. As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government. In addition, the Company has another contract which requires the Company to set aside 30% of the revenue collected which is to be used for development and enhancement of future information technology.

NOTE D - RECEIVABLES:

Unbilled accounts receivable include $21,456,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at April 30, 1996.

NOTE E - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                            April 30, 1996
                                                            --------------
                                                            (in thousands)
Inventories:
  Contracts-in-process, less progress payments of $2,325        $10,851
  Raw Materials                                                  24,343
                                                                -------
                                                                $35,194
                                                                -------
                                                                -------

NOTE F - NOTES PAYABLE

The Company has substantially equivalent unsecured revolving credit loan agreements with three banks with commitments totaling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit, or interbank offshore borrowing rates. Annual facility fees are 1/8 of 1% of the total commitment during the revolving credit term. There were no balances outstanding under the credit loan agreements at April 30, 1996 and the entire $105,000,000 was available under the most restrictive debt covenants of the credit loan agreements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended April 30, 1996 increased 8.4% compared to the same period of the prior year and continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At April 30, 1996, the Company had approximately 19,900 full-time employees compared to approximately 18,500 at April 30, 1995. Material and subcontract ("M&S") revenues were $125 million and $122 million for the three months ended April 30, 1996 and 1995, respectively. As a percentage of total revenues, M&S revenues have remained relatively constant at 24% and 26% for the three months ended April 30, 1996 and 1995, respectively.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts remained relatively constant at 19% for the three months ended April 30, 1996 compared to 20% for the same period of the prior year. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 26% and 24% of revenues for the three months ended April 30, 1996 and 1995, respectively, while cost reimbursement contracts were 55% and 56% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

The cost of revenues as a percentage of revenues (excluding interest income) remained relatively constant at 87.5% for the three months ended April 30, 1996 compared to 87.6% for the same period of the prior year.

Selling, general and administrative ("SG&A") expenses as a percentage of revenues (excluding interest income) were 7.9% and 7.5% for the three months ended April 30, 1996 and 1995, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. B&P costs increased as a percentage of revenues. The level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources. IR&D costs remained constant as a percentage of revenues while G&A costs increased as a percentage of revenues. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

Interest expense for the three months ended April 30, 1996 and 1995 primarily relates to interest on a building mortgage, deferred compensation and borrowings under the Company's credit loan agreements.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. At April 30, 1996, there were no borrowings outstanding compared to $29,000,000 outstanding at an interest rate of 6.4% for the same period of the prior year. At April 30, 1996, the entire commitment of $105,000,000 was available under the most restrictive debt covenants of the credit loan agreements while cash and cash-equivalents and short-term investments totaled $48 million.

Cash flows generated from operating activities were $32 million for the three months ended April 30, 1996 compared to a use of cash of $40 million for the same period of the prior year. Receivable days outstanding as of April 30, 1996 and 1995 were 63 days. Average receivable days outstanding for the three months ended April 30, 1996 were 66 days compared to 65 days for the same period of the prior year.The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows spent on investing activities increased to $5 million for the three months ended April 30, 1996 compared to $3 million for the same period of the prior year. The increase was primarily due to increased expenditures for property and equipment, and land and buildings offset by proceeds from the sale of debt securities.

The Company used $8 million for financing activities for the three months ended April 30, 1996 compared to a source of cash of $20 million for the same period for the prior year. The use of cash for financing activities for the three months ended April 30, 1996 was to repurchase common stock and was primarily funded by sales of common stock and cash generated from operating activities. For the same period of the prior year, the Company borrowed funds under the Company's revolving credit loan agreements to finance working capital requirements.

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

                                        SCIENCE APPLICATIONS
                                        INTERNATIONAL CORPORATION


Date:  June 13, 1996                     /s/  W.A. Roper
                                        ----------------------------------
                                        Senior Vice President and
                                        Chief Financial Officer and
                                        as a duly authorized officer

                                 Exhibit Index
                Science Applications International Corporation
                      Fiscal Quarter Ended April 30, 1996


Exhibit                                                               Sequential
  No.                   Description of Exhibits                         Page No.
- -------     -----------------------------------------------------     ----------
  11          Statement re:  Computation of Per Share Earnings
                                                                      ----------
  27          Financial Data Schedule
                                                                      ----------