Form 10-Q
period 1996-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1996-09-12
CIK 353394

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------




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


                     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996


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

    As of August 31, 1996, the Registrant had 47,281,317 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 326,784 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                        PART I

                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       (In thousands, except per-share amounts)
                                     (Unaudited)



                                                       Three months ended                       Six months ended
                                               ---------------------------------       ---------------------------------
                                              July 31, 1996       July 31, 1995       July 31, 1996       July 31, 1995
                                              -------------       -------------       -------------       -------------
Revenues                                      $     600,596       $     528,782       $   1,117,517       $   1,005,621
                                              -------------       -------------       -------------       -------------

Costs and expenses:

  Cost of revenues                                  522,788             457,771             974,641             875,755

   Selling, general and
    administrative expenses                          49,733              44,637              90,350              79,681

   Interest expense                                   1,368               1,329               2,432               2,298
                                              -------------       -------------       -------------       -------------
                                                    573,889             503,737           1,067,423             957,734
                                              -------------       -------------       -------------       -------------

Income before income taxes                           26,707              25,045              50,094              47,887

Provision for income taxes                           11,626              11,020              21,916              21,070
                                              -------------       -------------       -------------       -------------

Net income                                    $      15,081       $      14,025       $      28,178       $      26,817
                                              -------------       -------------       -------------       -------------
                                              -------------       -------------       -------------       -------------

Earnings per share of
 common stock and equivalents                 $         .29       $         .28       $         .55       $         .54
                                              -------------       -------------       -------------       -------------
                                              -------------       -------------       -------------       -------------


        See accompanying notes to condensed consolidated financial statements.

                    SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)


                                                                  July 31, 1996    January 31, 1996
                                                                  -------------    ----------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                         $    39,419         $    22,765
  Restricted cash                                                         6,065               3,029
  Receivables                                                           498,696             500,201
  Inventories                                                            39,658              40,097
  Prepaid expenses and other current assets                              12,119               9,182
  Deferred income taxes                                                  18,593              18,953
                                                                    -----------         -----------
    Total current assets                                                614,550             594,227

Property and equipment (less accumulated depreciation
  of $117,894 and $110,344 at July 31, 1996 and
  January 31, 1996, respectively)                                        89,473              69,441

Land and buildings (less accumulated depreciation of
  $12,117 and $10,894 at July 31, 1996 and
  January 31, 1996, respectively)                                        90,297              87,844

Intangible assets (less accumulated amortization of
  $31,512 and $27,031 at July 31, 1996 and
  January 31, 1996, respectively)                                        63,347              55,210

Other assets                                                             44,503              52,568
                                                                    -----------         -----------
                                                                    $   902,170         $   859,290
                                                                    -----------         -----------
                                                                    -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                          $   201,700         $   210,393
  Accrued payroll and employee benefits                                 145,368             138,709
  Income taxes payable                                                   18,208              15,636
  Notes payable and current portion of long-term liabilities             24,624               2,304
                                                                    -----------         -----------
    Total current liabilities                                           389,900             367,042

Long-term liabilities                                                    30,098              33,151
Stockholders' equity:
  Common stock:
    Class A, $.01 par value
     Authorized: 100,000 shares
     Issued and outstanding:
     July 31, 1996 - 47,303 shares                                          473
     January 31, 1996 - 46,909 shares                                                           469
    Class B, $.05 par value
     Authorized: 5,000 shares
     Issued and outstanding:
     July 31, 1996 - 327 shares                                              16
     January 31, 1996 - 332 shares                                                               17
  Additional paid-in capital                                            267,413             242,751
  Retained earnings                                                     214,270             215,860
                                                                    -----------         -----------
     Total stockholders' equity                                         482,172             459,097
                                                                    -----------         -----------
                                                                    $   902,170         $   859,290
                                                                    -----------         -----------
                                                                    -----------         -----------


        See accompanying notes to condensed consolidated financial statements.

                    SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited, in thousands)


                                                                           Six months ended
                                                                  ---------------------------------
                                                                  July 31, 1996       July 31, 1995
                                                                  -------------       -------------
Cash flows from operating activities:
 Net income                                                       $      28,178       $      26,817
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                          17,496              15,698
  Noncash compensation                                                   13,267              11,926
  Loss on disposal of property and equipment                                485                 291
  Increase (decrease) in cash, excluding effects of
  acquisitions, resulting from changes in:
   Receivables                                                            4,171               6,605
   Inventories                                                            1,063               9,879
   Prepaid expenses and other current assets                             (2,813)             (2,936)
   Deferred income taxes                                                    360                (542)
   Other assets                                                           1,094                (649)
   Progress payments                                                      4,758                 513
   Accounts payable and accrued liabilities                             (12,278)            (34,145)
   Accrued payroll and employee benefits                                  5,941              (3,122)
   Income taxes payable                                                   6,023              (1,411)
                                                                  -------------       -------------
                                                                         67,745              28,924
                                                                  -------------       -------------
Cash flows from investing activities:
 Expenditures for property and equipment                                (19,761)            (10,378)
 Expenditures for land and buildings                                     (3,676)               (520)
 Acquisitions of certain business assets, net of cash                   (18,459)              1,402
 Proceeds from disposal of property and equipment                           137                 217
 Proceeds from sale of debt securities available for sale                 7,576
                                                                  -------------       -------------
                                                                        (34,183)             (9,279)
                                                                  -------------       -------------
Cash flows from financing activities:
 Increase (decrease) in notes payable and long-term liabilities           2,206              (4,869)
 Sales of common stock                                                   21,181              12,941
 Repurchases of common stock                                            (40,295)            (16,938)
                                                                  -------------       -------------
                                                                        (16,908)             (8,866)
                                                                  -------------       -------------
Increase in cash and cash equivalents                                    16,654              10,779
Cash and cash equivalents at beginning of period                         22,765              28,203
                                                                  -------------       -------------
Cash and cash equivalents at end of period                        $      39,419       $      38,982
                                                                  -------------       -------------
                                                                  -------------       -------------
Supplemental schedule of non-cash investing and
 financing activities:

Issuance of common stock for acquisitions of certain
 business assets                                                                      $       8,973
                                                                                      -------------
                                                                                      -------------
Liabilities assumed in acquisitions of certain
 business assets                                                  $      15,667       $      13,936
                                                                  -------------       -------------
                                                                  -------------       -------------


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

In the opinion of management, the unaudited financial information for the three and six month periods ended July 31, 1996 and 1995 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RESTRICTED CASH

The Company has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center. As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government. In addition, the Company has another agreement which requires the Company to set aside 30% of the revenue collected which is to be used for development and enhancement of future information technology.

NOTE C - RECEIVABLES

Unbilled accounts receivable include $22,511,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at July 31, 1996.

NOTE D - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                              July 31, 1996
                                                              -------------
                                                              (in thousands)
Inventories:
  Contracts-in-process, less progress payments of $1,736        $  12,238
  Raw Materials                                                    27,420
                                                                ---------
                                                                $  39,658
                                                                ---------
                                                                ---------

NOTE E - NOTES PAYABLE AND LONG-TERM LIABILITIES

In connection with an acquisition of certain business assets, the Company assumed a note of $14,400,000 with an interest rate of 6.96% due in April 2000.

The Company has substantially equivalent unsecured revolving credit loan agreements with three banks totaling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit, or interbank offshore borrowing rates. Annual facility fees are 1/8 of 1% of the total commitment during the revolving credit term. As of July 31, 1996, the entire $105,000,000 was available under the most restrictive debt covenants of the credit loan agreements.


NOTE F - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE G - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three and six month periods ended July 31, 1996 increased 13.6% and 11.1%, respectively, compared to the same periods of the prior year and continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At July 31, 1996, the Company had approximately 20,400 full-time employees compared to approximately 19,100 at July 31, 1995. Material and subcontract ("M&S") revenues were $158 million and $283 million for the three and six months ended July 31, 1996, respectively, compared to $135 million and $257 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues have remained relatively constant at 26% and 25% for the three and six months ended July 31, 1996, respectively, compared to 26% for the same periods of the prior year.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to higher risk, firm fixed-price ("FFP") contracts increased to 21% for the six months ended July 31, 1996 from 19% for same period of the prior year. Fixed-price level-of-effort and time-and-materials type contracts represented 25% of revenues for the six months ended July 31, 1996 and 1995, while cost reimbursement contracts were 54% and 56% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

The cost of revenues as a percentage of revenues (excluding interest income) remained relatively constant at 87.1% and 87.3% for the three and six month periods ended July 31, 1996, respectively, compared to 86.7% and 87.1% for the same periods of the prior year.

SG&A expenses as a percentage of revenues (excluding interest income) for the three and six months ended July 31, 1996 remained relatively constant at 8.3% and 8.1%, respectively, compared to 8.4% and 7.9% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P') and independent research and development ("IR&D") expenses. IR&D costs increased slightly, while B&P and G&A costs remained constant as a percentage of revenues. The level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources. In addition, the Company continues to monitor G&A expenses as part of an ongoing program to control indirect costs.

Interest expense for the six months ended July 31, 1996 and 1995 primarily relates to interest on a building mortgage, deferred compensation and borrowings outstanding under the Company's credit loan agreements.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. At July 31, 1996 and 1995 there were no borrowings outstanding under such agreements and cash and cash equivalents and long-term investments totaled $39 million and $60 million, respectively. Cash flows generated from operating activities were $68 million compared to $29 million for the same period of the prior year. Receivable days outstanding as of July 31, 1996 and 1995 were 65 days. Average receivable days outstanding for the six months ended July 31, 1996 and 1995 were 64 days. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows used for investing activities increased to $34 million for the six months ended July 31, 1996 compared to $9 million for the same period of the prior year. The increase was primarily due to acquisitions of businesses and increased expenditures for property, equipment, land and buildings. This increase was partially offset by proceeds from the sales of debt securities. The Company expects to continue acquiring businesses to complement the Company's capabilities in the areas of commercial information technology, transportation, environment, health, energy and national security.

The Company used $17 million for financing activities for the six months ended July 31, 1996 compared to $9 million for the same period of the prior year. The increase in utilizing cash for financing activities was primarily due to increased repurchases of the Company's common stock from the Employee Stock Ownership Plan. The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases, capital expenditures, and future long-term debt requirements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the registrant was held on July 12, 1996.

(b) All of the directors nominated by management in registrant's 1996 Proxy Statement were elected and no solicitation in opposition to management's nominees was made.

(c) At the Annual Meeting, the stockholders of the registrant approved the following:

         (i) the election of the following Directors by the votes set forth below:

                             Number of Votes of Common Stock
                            ---------------------------------
                                                    Withhold
Director                        For                 Authority
- --------                    ----------              ---------

C. K. Davis                 37,543,738               761,708
W. A. Downing               37,379,394               761,708
E. A Frieman                37,419,983               761,708
J. W. McRary                35,308,693               761,708
W. A. Owens                 37,300,352               761,708
S. D. Rockwood              37,361,366               761,708
J. P. Walkush               37,628,857               761,708


         (ii) the appointment of Price Waterhouse, LLP as registrant's independent accountants for the year ending January 31, 1997 with 37,068,219 shares voting for the proposal, 286,694 shares voting against and 398,564 shares abstaining.

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


                                            SCIENCE APPLICATIONS
                                            INTERNATIONAL CORPORATION


Date:  September 12, 1996                   /s/  W. A. Roper
                                            ---------------------------------
                                            Senior Vice President and
                                            Chief Financial Officer and
                                            as a duly authorized officer

                                    Exhibit Index
                    Science Applications International Corporation
                          Fiscal Quarter Ended July 31, 1996

 Exhibit
   No.                      Description of Exhibits
- --------  -------------------------------------------------

  11      Statement re:  Computation of Per Share Earnings
  27      Financial Data Schedule