Form 10-Q
period 1996-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1996-12-12
CIK 353394

                                  UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON, D. C.  20549
                              _____________________

                                   FORM  10-Q
(MARK ONE)
/X/        QUARTERLY  REPORT  PURSUANT  TO  Section 13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

                                       OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-12771

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    95-3630868
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


                            10260 CAMPUS POINT DRIVE
                          SAN DIEGO, CALIFORNIA  92121
                                 (619) 546-6000
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  /X/   NO
                                                 -----     ----

           As of November 30, 1996, the Registrant had 47,983,876 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 325,984 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (Unaudited, in thousands, except per-share amounts)


                                                Three months ended                     Nine months ended
                                       -----------------------------------    -----------------------------------
                                       October 31, 1996   October 31, 1995    October 31, 1996   October 31, 1995
                                       ----------------   ----------------    ----------------   ----------------
Revenues                                     $  636,810         $  547,774        $  1,754,327       $  1,553,395
                                             ----------         ----------        ------------       ------------
Costs and expenses:
  Cost of revenues                              556,956            480,782           1,531,597          1,356,537
  Selling, general and
   administrative expenses                       46,243             39,736             136,593            119,417
  Interest expense                                1,273                918               3,705              3,216
                                             ----------         ----------        ------------       ------------
                                                604,472            521,436           1,671,895          1,479,170
                                             ----------         ----------        ------------       ------------
Income before income taxes                       32,338             26,338              82,432             74,225
Provision for income taxes                       14,148             11,589              36,064             32,659
                                             ----------         ----------        ------------       ------------
Net income                                   $   18,190         $   14,749        $     46,368       $     41,566
                                             ----------         ----------        ------------       ------------
                                             ----------         ----------        ------------       ------------

Earnings per share of
 common stock and equivalents                $      .35         $      .29        $        .90       $        .82
                                             ----------         ----------        ------------       ------------
                                             ----------         ----------        ------------       ------------


     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                October 31, 1996    January 31, 1996
                                                                ----------------    ----------------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $     47,791        $    22,765
  Restricted cash                                                        8,948              3,029
  Receivables                                                          549,441            500,201
  Inventories                                                           38,835             40,097
  Prepaid expenses and other current assets                             14,395              9,182
  Deferred income taxes                                                 18,233             18,953
                                                                  ------------        -----------
   Total current assets                                                677,643            594,227

Property and equipment (less accumulated depreciation
  of $125,060 and $110,344 at October 31, 1996
  and January 31, 1996, respectively)                                   88,214             69,441

Land and buildings (less accumulated depreciation of
  $12,756 and $10,894 at October 31, 1996
  and January 31, 1996, respectively)                                   97,332             87,844

Intangible assets (less accumulated amortization of
  $34,754 and $27,031 at October 31, 1996
  and January 31, 1996, respectively)                                   62,179             55,210

Other assets                                                            46,601             52,568
                                                                  ------------        -----------
                                                                  $    971,969        $   859,290
                                                                  ------------        -----------
                                                                  ------------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                          $  235,653         $  210,393
  Accrued payroll and employee benefits                                137,087            138,709
  Income taxes payable                                                  28,137             15,636
  Notes payable and current portion of long-term liabilities            21,512              2,304
                                                                  ------------        -----------
   Total current liabilities                                           422,389            367,042

Long-term liabilities                                                   42,345             33,151
Stockholders' equity:
  Common stock:
   Class A, $.01 par value
     Authorized: 100,000 shares
     Issued and outstanding:
     October 31, 1996 - 47,882 shares                                      479
     January 31, 1996 - 46,909 shares                                                         469
   Class B, $.05 par value
     Authorized: 5,000 shares
     Issued and outstanding:
     October 31, 1996 - 327 shares                                          16
     January 31, 1996 - 332 shares                                                             17
  Additional paid-in capital                                           282,368            242,751
  Retained earnings                                                    224,372            215,860
                                                                  ------------        -----------
     Total stockholders' equity                                        507,235            459,097
                                                                  ------------        -----------
                                                                  $    971,969        $   859,290
                                                                  ------------        -----------
                                                                  ------------        -----------


     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                          Nine months ended
                                                                               ------------------------------------
                                                                               October 31, 1996    October 31, 1995
                                                                               ----------------    ----------------
Cash flows from operating activities:
   Net income                                                                     $    46,368        $     41,566
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                    29,615              23,832
      Non-cash compensation                                                            22,449              12,487
      Loss on disposal of property and equipment                                          926                 676
      Increase (decrease) in cash, excluding effects of acquisitions, resulting from changes in:
       Receivables                                                                    (17,462)            (54,709)
       Inventories                                                                      2,989                 789
       Prepaid expenses and other current assets                                       (5,095)             (4,281)
       Deferred income taxes                                                              720                  40
       Other assets                                                                      (674)             (2,477)
       Progress payments                                                              (28,176)              2,829
       Accounts payable and accrued liabilities                                        18,677             (15,735)
       Accrued payroll and employee benefits                                           (2,335)             (4,847)
       Income taxes payable                                                            18,572               1,518
                                                                                  -----------        ------------
                                                                                       86,574               1,688
                                                                                  -----------        ------------
Cash flows from investing activities:
   Expenditures for property and equipment                                            (27,314)            (18,247)
   Expenditures for land and buildings                                                 (4,431)               (522)
   Acquisitions of certain business assets, net of cash acquired                      (17,964)             (1,707)
   Proceeds from disposal of property and equipment                                       206                 291
   Proceeds from sale of debt securities available for sale                             7,576
                                                                                  -----------        ------------
                                                                                      (41,927)            (20,185)
                                                                                  -----------        ------------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements                                                         6,000
   Increase (decrease) in notes payable and long-term liabilities                       4,054              (5,138)
   Sales of common stock                                                               13,294              11,653
   Repurchases of common stock                                                        (36,969)            (16,464)
                                                                                  -----------        ------------
                                                                                      (19,621)             (3,949)
                                                                                  -----------        ------------
Increase (decrease) in cash and cash equivalents                                       25,026             (22,446)
Cash and cash equivalents at beginning of period                                       22,765              28,203
                                                                                  -----------        ------------

Cash and cash equivalents at end of period                                        $    47,791        $      5,757
                                                                                  -----------        ------------
                                                                                  -----------        ------------
Supplemental schedule of non-cash investing and
   financing activities:
Issuance of common stock for acquisitions
   of certain business assets                                                                        $      8,973
                                                                                                     ------------
                                                                                                     ------------
Liabilities assumed or incurred in connection with acquisitions
   of certain business assets                                                     $    15,777        $     13,936
                                                                                  -----------        ------------
                                                                                  -----------        ------------

Long-term mortgage assumed upon purchase of land and building                     $     6,929
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

Certain amounts from the nine months ended October 31, 1995 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the nine months ended October 31, 1996.

In the opinion of management, the unaudited financial information for the nine month periods ended October 31, 1996 and 1995 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

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

NOTE C - RECEIVABLES

Unbilled accounts receivable include $13,993,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at October 31, 1996.

NOTE D - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
                                                              October 31, 1996
                                                              ----------------
                                                               (in thousands)
Inventories:
   Contracts-in-process, less progress payments of $566          $  14,863
   Raw Materials                                                    23,972
                                                                 ---------
                                                                 $  38,835
                                                                 ---------
                                                                 ---------
NOTE E - NOTES PAYABLE AND LONG-TERM LIABILITIES

During the quarter ended October 31, 1996, the Company assumed a mortgage note of $6,929,000 in connection with the purchase of land and a building. Terms of the note include quarterly payments of principal and interest with a variable interest rate (6.42% at October 31, 1996) through December 2016.

In connection with an acquisition of certain business assets during the quarter ended July 31, 1996, the Company incurred debt of $14,400,000. Terms of the note include monthly payments of principal and interest with an interest rate of 6.96% through December 1999.

The Company has substantially equivalent unsecured revolving credit loan agreements with three banks totaling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit, or interbank offshore borrowing rates. Annual facility fees are 1/8 of 1% of the total commitment during the revolving credit term.
As of October 31, 1996, the entire $105,000,000 was available under the most restrictive debt covenants of the credit loan agreements.

NOTE F - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE G - COMMITMENTS AND CONTINGENCIES

In August 1996, the Company entered into a seven year operating lease for a general purpose office building. The lease terms include an option for the Company to purchase the building at the end of the initial seven year term. If the purchase option is not exercised, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the building are below specified amounts. The maximum supplemental rental payment which could be required is $28,809,000.

Subsequent to the quarter ended October 31, 1996, on November 20, 1996, the Company entered into a definitive acquisition agreement to purchase Bell Communications Research, Inc. ("Bellcore"). The consummation of the acquisition is subject to certain contingencies, including receipt of regulatory approvals which are expected to take between nine and fourteen months to obtain.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the three and nine months ended October 31, 1996 increased 16.3% and 12.9%, respectively, compared to the same periods of the prior year. The increase in revenues is primarily attributable to growth in the commercial and international business areas and in lower cost service type contracts. This latter trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At October 31, 1996, the Company had approximately 20,300 full-time employees compared to approximately 19,200 at October 31, 1995. Material and subcontract ("M&S") revenues were $177 million and $460 million for the three and nine months ended October 31, 1996, respectively, compared to $144 million and $401 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 28% and 26% for the three and nine months ended October 31, 1996, respectively, compared to 26% for the same periods of the prior year.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts increased to 23% for the nine months ended October 31, 1996 from 19% for the same period of the prior year. Fixed-price level-of-effort and time-and-materials type contracts represented 23% and 26% of revenues for the nine months ended
October 31, 1996 and 1995, respectively, while cost reimbursement contracts were 54% and 55% for the same periods of the prior year, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

The cost of revenues as a percentage of revenues (excluding interest income) remained relatively constant at 87.5% and 87.3% for the three and nine months ended October 31, 1996, respectively, compared to 87.8% and 87.4% for the same periods of the prior year.

SG&A expenses as a percentage of revenues (excluding interest income) for the three and nine months ended October 31, 1996 were 7.3% and 7.8%, respectively, compared to 7.3% and 7.7% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. IR&D and B&P costs increased slightly as a percentage of revenues. The level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources. G&A expenses decreased as a percentage of revenues. The Company continues to monitor G&A expenses as part of an ongoing program to control direct costs.

Interest expense for the nine months ended October 31, 1996 and 1995 primarily relates to interest on a building mortgage and deferred compensation.

Subsequent to the quarter ended October 31, 1996, on November 20, 1996, the Company entered into a definitive acquisition agreement to purchase Bell Communications Research, Inc. ("Bellcore"). The consummation of the acquisition is subject to certain contingencies, including receipt of regulatory approvals which are expected to take between nine and fourteen months to obtain.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. At October 31, 1996, there were no borrowings outstanding under such agreements compared to $6 million outstanding at an interest rate of 6.4% at October 31, 1995. Cash and cash-equivalents and short and long-term investments totalled $48 million and $26 million at October 31, 1996 and 1995, respectively.

Cash flows generated from operating activities were $87 million for the nine months ended October 31, 1996 compared to $2 million for the same period of the
prior year.   Receivable days outstanding as of October 31, 1996 were 64 days compared to 67 days for the same period of the prior year. Average receivable days outstanding for the nine months ended October 31, 1996 were 64 days compared to 65 days for the same period of the prior year. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows used on investing activities increased to $42 million for the nine months ended October 31, 1996 compared to $20 million for the same period of the prior year. The increase was primarily due to acquisitions of businesses and increased expenditures for property, equipment, land, and buildings.

The Company utilized $20 million for financing activities for the nine months ended October 31, 1996 compared to $4 million for the same period of the prior year. The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, business acquisitions, common stock repurchases, capital expenditures, and future long-term debt requirements. In addition, the Company intends to obtain financing to complete the acquisition of Bellcore.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K.


     During the fiscal quarter for which this report is filed, the following report(s) on Form 8-K were filed by the Registrant:

     (i)  Form 8-K filed October 2, 1996 - Item 5 "Other Events."
     (ii) Form 8-K filed November 22, 1996 - Item 5 "Other Events."

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SCIENCE APPLICATIONS
                                      INTERNATIONAL CORPORATION



Date:  December 12, 1996              /s/W. A. Roper
                                      -----------------------------
                                      Senior Vice President and
                                      Chief Financial Officer and
                                      as a duly authorized officer

                             Exhibit Index
            Science Applications International Corporation
                 Fiscal Quarter Ended October 31, 1996



Exhibit
  No.                            Description of Exhibits
-------     ---------------------------------------------------------------

  11    Statement re:  Computation of Per Share Earnings
  27    Financial Data Schedule