Form 10-K405
period 1997-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1997-04-28
CIK 353394

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE
           OCTOBER 7, 1996).
           FOR THE FISCAL YEAR ENDED JANUARY 31, 1997
                                           OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       COMMISSION FILE NUMBER: 0-12771

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                     95-3630868
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
     10260 CAMPUS POINT DRIVE, SAN DIEGO,                         92121
                   CALIFORNIA
 (Address of Registrant's principal executive                   (Zip Code)
                    offices)

      Registrant's telephone number, including area code:  (619) 546-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, Par Value $.01 Per Share
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of Registrant was $653,518,572. For the purpose of this calculation, it is assumed that the Registrant's affiliates include the Registrant's Board of Directors and certain of the employee benefit plans of the Registrant and its subsidiaries. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

     As of March 14, 1997, there were 48,575,760 shares of Registrant's Class A Common Stock and 322,319 shares of Registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

     Science Applications International Corporation (the "Company") provides diversified professional and technical services ("Technical Services") and designs, develops and manufactures high-technology products ("Products"). The Company's Technical Services and Products are primarily sold to departments and agencies of the U.S. Government, including the Department of Defense ("DOD"), Department of Energy ("DOE"), Department of Transportation, Department of Veterans Affairs ("VA"), Environmental Protection Agency and National Aeronautics and Space Administration ("NASA"). Revenues generated from the sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for approximately 79%, 83% and 86% of revenues in fiscal years 1997, 1996 and 1995, respectively. The balance of the Company's revenues are attributable to the sales of Technical Services and Products to foreign, state and local governments, commercial customers and others. The percentage of revenues attributable to Technical Services has increased since fiscal year 1995 while Product revenues have correspondingly decreased. Technical Services revenues and Product revenues were 94% and 6%, respectively, for fiscal year 1997; 93% and 7%, respectively, for fiscal year 1996; and 91% and 9%, respectively, for fiscal year 1995. On March 7, 1997, the Company sold its Science Applications International Technologies ("SAIT") business unit, which designed, manufactured and sold certain ruggedized computers and display products and accounted for 49% of the Company's Product revenues in fiscal year 1997. The Company provides Technical Services primarily in the areas of "National Security," "Health," "Environment," "Energy" and "Other Technical Services," the last of which includes the Company's transportation, commercial information technology and space business areas. The percentage of Technical Services revenues attributable to National Security-related work has gradually declined to 44% of total revenues for fiscal year 1997. For fiscal year 1997, the Health, Environment, Energy and Other Technical Services business areas accounted for 14%, 11%, 5% and 20%, respectively, of total revenues. For certain financial information regarding the Company's Technical Services and Products segments, see Note C of Notes to Consolidated Financial Statements of the Company set forth on page F-11 of this Form 10-K.

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

TECHNICAL SERVICES

  National Security

     The Company currently provides a wide array of national security-related Technical Services to its customers, including advanced research and technology development, systems engineering and systems integration and technical, operational and management support services. Examples of the Company's Technical Services in the national security area include the following:

     - Development and integration of command, control and intelligence applications software, middleware and data bases in client-server architectures to provide situational awareness and decision-aiding to military commanders and organizations; the range of services includes architectural definition, systems and software engineering, systems installation, training and site support.

     - Information and telecommunication system engineering and support services, including requirements analysis and acquisition support, computer system design, information and user environment modeling and data communication systems support.

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

     - System engineering, development, integration and related services for the intelligence community.

  Health

     The Company provides health-related Technical Services to government and commercial customers, including medical information systems, technology development and research support services. Examples of the Company's Technical Services in the health area include the following:

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

     - Information engineering, software development and program support for the Department of Health and Human Services and the National Institutes of Health.

     - Design, development and operation of health information networks for integrated healthcare delivery systems for commercial healthcare clients.

     - Research support services to the National Cancer Institute-Frederick Cancer Research and Development Center, including management and operations support, quality and safety operations, ongoing research and research support tasks.

     - Support to the U.S. Army in the biomedical area, including providing expert analysis, research planning, program design and review and topical research on a variety of military medical issues, including medical countermeasures to chemical and biological warfare, casualty care, battlefield hazards and the U.S. Army's breast cancer research program, as well as biomedical service and management of government facilities.

     - Preclinical product development services for the pharmaceutical, biotechnology and medical device community, including veterinary pathology, Food and Drug Administration requirements analysis, quality assurance and Good Laboratory Practices consulting, special toxicological assay development and performance, client site services, and the development and management of complete product development programs (virtual product development).

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

     - Systems integration services to the utility industry, including design, development and installation of plant process computer systems, supervisory control and data acquisition (SCADA) systems and electronic security systems.

     - Management, operation and technical services for fossil energy research laboratories.

  Other Technical Services

     The Company provides Technical Services to government and commercial customers in such other areas as transportation, commercial information technology and space. Examples of other Technical Services provided by the Company include the following:

     - Development, installation and operation of computer and telecommunications systems for various transportation applications, including automated toll revenue collection, rail asset and freight management, intermodal terminal operation, advanced traffic and congestion management, rail electrification, traffic control, air traffic control, commercial vehicle electronic clearance, explosive and contraband detection and state motor vehicle registration.

     - Strategic planning, operational analysis and evaluation, surface transportation planning and engineering, software development and reengineering, safety and human factors research and hazardous material transportation safety.

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

     - Safety, reliability and quality assurance engineering support for NASA's Space Shuttle and Space Station programs.

     - Internet domain name registration and related services and Intranet consulting and network design and implementation services.

     - Undersea data collection and transmission systems and services, including deep water systems, telecommunications cable systems and hydrographic survey systems and other services in the areas of hydrography, physical oceanography, diving, vessel operation and management, marine studies and other maritime studies and analysis.

PRODUCTS

     The Company designs, develops and manufactures high-technology products for government and commercial customers. Examples of the Company's Products include the following:

     - Automatic equipment identification technology for rail, truck, air and sea transportation modes.

     - Digital and analog recording products, signal reconnaissance data processors and telecommunications products for the intelligence community.

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

     The availability of skilled employees who have the necessary education and/or experience in specialized scientific and technological disciplines remains critical to the future growth and profitability of the Company. Because of the Company's growth and the competitive business environment, it has become more difficult to meet all of the Company's needs for such employees in a timely manner. However, to date, such difficulties have not had a significant impact on the Company. The Company intends to continue to devote significant resources to recruit and retain qualified employees. Further, as an inducement, the Company maintains a variety of benefit programs for its employees, including retirement and bonus plans, group life, health, accident and disability insurance and offers its employees the opportunity to participate in the Company's employee ownership program. See "Employees And Consultants" and "The Limited Market."

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

                             SIGNIFICANT CUSTOMERS

     During the fiscal years ended January 31, 1997, 1996 and 1995, approximately 80%, 84% and 88%, respectively, of the Company's contract revenues from the Technical Services segment and approximately 57%, 71% and 68%, respectively, of the Company's contract revenues from the Products segment, were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government.

     In fiscal years 1997, 1996 and 1995, the U.S. Air Force accounted for approximately 8%, 9% and 11%, respectively, of consolidated revenues, the U.S. Army accounted for approximately 16%, 22% and 19%, respectively, of consolidated revenues, the U.S. Navy accounted for approximately 10%, 9% and 10%, respectively, of consolidated revenues and the DOE accounted for approximately 7%, 10% and 11%, respectively, of consolidated revenues.

     During fiscal year 1996, approximately 10% of the Company's consolidated revenues were derived from one U.S. Government contract to automate the information systems for the DOD's medical treatment facilities worldwide. This contract was substantially completed in 1997. No other single contract in the Technical Services segment accounted for 10% or more of consolidated revenues in fiscal year 1996 and no single contract in the Technical Services segment accounted for 10% or more of consolidated revenues in fiscal years 1997 or 1995.

     No single customer or contract in the Products segment accounted for 10% or more of consolidated revenues in fiscal years 1997, 1996 or 1995.

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

     The Company's business with the U.S. Government and other customers is generally performed under cost-reimbursement, time-and-materials, fixed-price level-of-effort or firm fixed-price contracts. Under cost-reimbursement contracts, the customers reimburse the Company for its direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under time-and-materials contracts, the Company is paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-price level-of-effort contracts, the customer pays the Company for the actual labor hours provided to the customer at negotiated hourly rates. Under firm fixed-price contracts, the Company is required to provide stipulated products or services for a fixed price. Because the Company assumes the risk of performing a firm fixed-price contract at the stipulated price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for particular firm fixed-price contracts.

     During the fiscal years ended January 31, 1997, 1996 and 1995, approximately 57%, 57% and 63%, respectively, of the Technical Services revenues were derived from cost-reimbursement type contracts and approximately 20%, 16% and 13%, respectively, of the Technical Services revenues were from firm fixed-price type contracts, with the balance from time-and-materials and fixed-price level-of-effort type contracts. In contrast, the majority of the Products revenues in these three years were derived from firm fixed-price type contracts.

     Any costs incurred by the Company prior to the execution of a contract or contract amendment are incurred at the Company's risk, and it is possible that such costs will not be reimbursed by the customer. Unbilled receivables in this category which were included in the Technical Services revenues and Product revenues, exclusive of related fees, at January 31, 1997 were $13,009,000 and $967,000, respectively. The Company expects to recover substantially all such costs; however, no assurance can be given that the contracts or contract amendments will be received or that the related costs will be recovered.

     Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments by negotiations between the Company and U.S. Government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through the fiscal year ended January 31, 1995. Contract revenues for subsequent years have been recorded in amounts which are expected to be realized upon final settlement. However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for those years.

                      PATENTS AND PROPRIETARY INFORMATION

     Although the Company owns or has made application for patents on certain products and processes, the nature of the Technical Services and Products provided by the Company is such that the Company does not presently consider its competitive position to be dependent upon patent protection. The Company claims a proprietary interest in certain of its products, software programs, methodology and know-how. Such proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

     The U.S. Government has certain rights to data, computer codes and related material developed by the Company under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose such information to third parties, including, in some instances, competitors. In the case of subcontracts, the prime contractor may also have certain rights to the programs and products developed by the Company under the subcontract.

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

     The backlog for the Technical Services segment at January 31, 1997 and 1996 amounted to approximately $1,120,000,000 and $971,000,000, respectively, and the backlog for the Products segment at those dates amounted to approximately $74,000,000 and $109,000,000, respectively. At January 31, 1997, approximately $24,000,000 of the backlog for the Products segment was related to the SAIT business unit, which was sold on March 7, 1997. The Company expects that a substantial portion of its backlog at January 31, 1997 (other than the amounts related to SAIT) will be recognized as revenues prior to January 31, 1998. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

                           EMPLOYEES AND CONSULTANTS

     As of March 14, 1997, the Company employed approximately 22,600, including approximately 2,000 persons on a part-time basis. The Company also utilizes the services of consultants to provide specialized technical and other services on specific projects.

     The highly technical and complex services and products provided by the Company are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills. Because of the Company's growth and competitive business environment, it has become more difficult to meet all of the Company's needs for such employees in a timely manner. However, to date, such difficulties have not had a significant impact on the Company. The Company intends to continue to devote significant resources to recruit and retain qualified employees. Management believes the Company's orientation towards employee ownership is a major factor in the Company's ability to attract and retain qualified personnel.

     None of the Company's employees are represented by a labor union. To date, no strikes or work stoppages have been experienced and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

     As of March 14, 1997, the Company conducted its operations in more than 330 offices and laboratory facilities located in 43 states, the District of Columbia and various foreign countries and occupied a total of approximately 5,200,000 square feet of space. The Company has principal locations in the San Diego, California and the Washington, D.C. metropolitan areas and occupies over 1,000,000 square feet of space in each of these locations. The information set forth below is accurate as of March 14, 1997.

     The Company owns and occupies six buildings totaling approximately 550,000 square feet of space situated on 22.2 acres of land owned by the Company in the Golden Triangle area of San Diego, California and leases a 128,500 square foot office building located on that land. The Company has an option to purchase this leased facility.

     At the principal location of the Company in the Washington, D.C. metropolitan area (McLean, Virginia), the Company owns and occupies a 287,000 square foot building located on 10 acres of land and leases two buildings containing a total of approximately 425,000 square feet of space. The Company has certain rights to purchase these leased buildings. In addition, the Company owns and occupies a 62,000 square foot building on 2.6 acres of land in Reston, Virginia.

     The Company also owns and occupies (a) a 62,500 square foot building on approximately 12 acres of land in Virginia Beach, Virginia, (b) an 83,000 square foot building on approximately 8.4 acres of land in Oak Ridge, Tennessee, (c) two buildings totaling 79,400 square feet on 4.5 acres in Dayton, Ohio, (d) a 101,500 square foot building on 18 acres in Huntsville, Alabama, (e) a 95,500 square foot building on approximately 7.3 acres of land in Columbia, Maryland and (f) a 23,700 square foot building on approximately 3.1 acres of leased land in Richland, Washington. The Company also leases a 30,000 square foot office building in Orlando, Florida. The Company has an option to purchase this building.

     The nature of the Company's business is such that there is no practicable way to relate occupied space to industry segments. The Company considers its facilities suitable and adequate for its present needs. See Note K of Notes to Consolidated Financial Statements of the Company on page F-19 of this Form 10-K for information regarding commitments under leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference to the Company's definitive Proxy Statement used in connection with the solicitation of votes for the Company's 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement").

     The following is a list of the names and ages (as of April 11, 1997) of all Executive Officers of the Company, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

                                              POSITIONS WITH THE COMPANY AND PRIOR BUSINESS
NAME OF EXECUTIVE OFFICER            AGE                        EXPERIENCE
-----------------------------------  ---   ----------------------------------------------------
D.P. Andrews.......................  52    Executive Vice President for Corporate Development
                                           since October 1995 and a Director since October
                                           1996. Mr. Andrews has held various positions with
                                           the Company since 1993, including serving as Senior
                                           Vice President for Corporate Development from 1994
                                           to October 1995. Prior to joining the Company, Mr.
                                           Andrews served as Assistant Secretary of Defense
                                           from 1989 to 1993.

                                              POSITIONS WITH THE COMPANY AND PRIOR BUSINESS
NAME OF EXECUTIVE OFFICER            AGE                        EXPERIENCE
-----------------------------------  ---   ----------------------------------------------------
D.W. Baldwin.......................  44    Senior Vice President and Treasurer since January
                                           1997. Mr. Baldwin has held various positions with
                                           the Company since 1978, including serving as a
                                           Senior Vice President from 1992.
J.R. Beyster.......................  72    Chairman of the Board, Chief Executive Officer and a
                                           Director of the Company since the Company was
                                           founded and President of the Company until 1988.
J.E. Glancy........................  51    Corporate Executive Vice President since January
                                           1994 and a Director of the Company since July 1994.
                                           Dr. Glancy has held various positions with the
                                           Company since 1976, including serving as a Sector
                                           Vice President from 1991 to 1994.
J.D. Heipt.........................  54    Senior Vice President for Administration and
                                           Secretary of the Company since 1984. Mr. Heipt has
                                           held various positions with the Company since 1979.
W.A. Owens.........................  56    President and Chief Operating Officer since February
                                           1997 and Vice Chairman of the Board and a Director
                                           since March 1996. Prior to joining the Company, Mr.
                                           Owens served as an Admiral in the U.S. Navy, serving
                                           as Vice Chairman of the Joint Chiefs of Staff from
                                           1993 to 1997 and as the Deputy Chief of Naval
                                           Operations for Resources, Warfare Requirements and
                                           Assessments from 1991 to 1993.
P.N. Pavlics.......................  36    Senior Vice President since January 1997 and
                                           Controller of the Company since 1993. Mr. Pavlics
                                           has held various positions with the Company since
                                           1985, including serving as a Corporate Vice
                                           President from 1993 to January 1997.
S.D. Rockwood......................  54    Executive Vice President of the Company since April
                                           1997 and Director since 1996. Dr. Rockwood has held
                                           various positions with the Company since 1986,
                                           including serving as a Sector Vice President from
                                           1987 to April 1997.
W.A. Roper, Jr.....................  51    Senior Vice President and Chief Financial Officer of
                                           the Company since 1990.
R.A. Rosenberg.....................  62    Executive Vice President of the Company since 1992.
                                           Mr. Rosenberg has held various positions with the
                                           Company since 1987.
D.E. Scott.........................  40    Senior Vice President since January 1997 and General
                                           Counsel of the Company since 1992. Mr. Scott has
                                           held various positions with the Company since 1987,
                                           including serving as a Corporate Vice President from
                                           1992 to January 1997.
E.A. Straker.......................  59    Executive Vice President of the Company since 1994
                                           and a Director since 1992. Dr. Straker has held
                                           various positions with the Company since 1971,
                                           including serving as a Sector Vice President from
                                           1986 to 1994.
J.H. Warner, Jr....................  56    Corporate Executive Vice President of the Company
                                           since 1996 and Director since 1988. Dr. Warner has
                                           held various positions with the Company since 1973,
                                           including serving as Executive Vice President from
                                           1989 to 1996.

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

     The Limited Market generally permits existing stockholders to sell shares of Class A Common Stock on four predetermined days each year (each a "Trade Date"). All shares of Class B Common Stock to be sold in the Limited Market must first be converted into five times as many shares of Class A Common Stock. All sales are made at the prevailing fair market value of the Class A Common Stock determined pursuant to the formula and valuation process described below (the "Formula Price") to employees, consultants and directors of the Company who have been approved by the Board of Directors or the Operating Committee of the Board of Directors as being entitled to subscribe to purchase up to a specified number of shares of Class A Common Stock. In addition, the trustees of the Company's Employee Stock Ownership Plan ("ESOP"), Cash or Deferred Arrangement ("CODA"), 1995 Employee Stock Purchase Plan, Stock Compensation Plan, Management Stock Compensation Plan, Key Executive Stock Deferral Plan and the Syntonic Technology, Inc. Retirement Savings Plan ("Syntonic Savings Plan") (collectively, the "Benefit Plans") may also purchase shares of Class A Common Stock for their respective trusts in the Limited Market. All sellers in the Limited Market (other than the Company, ESOP, CODA and the Syntonic Savings
Plan) pay Bull, Inc. a commission equal to two percent of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.

     In the event that the aggregate number of shares offered for sale in the Limited Market on any Trade Date is greater than the aggregate number of shares sought to be purchased by authorized buyers and the Company, offers by stockholders to sell 500 or less shares of Class A Common Stock (or up to the first 500 shares if more than 500 shares of Class A Common Stock are offered by any such stockholder) will be accepted first. Offers to sell shares in excess of 500 shares of Class A Common Stock will be accepted on a pro-rata basis determined by dividing the total number of shares remaining under purchase orders by the total number of shares remaining under sell orders. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares of Class A Common Stock for each proposed seller, then the purchase orders will be allocated equally among all of the proposed sellers up to the total number of shares offered for sale.

     The Company is currently authorized, but not obligated, to purchase up to 1,250,000 shares of Class A Common Stock in the Limited Market on any Trade Date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and the Company, in its discretion, determines to make such purchases. In fiscal years 1997 and 1996, the Company purchased 117,163 shares and 33,372 shares, respectively, in the Limited Market. The Company's purchases in fiscal years 1997 and 1996 accounted for 6.2% and 2.2%, respectively, of the total shares purchased by all buyers in the Limited Market during such years.

     During the 1997 and 1996 fiscal years, the trustees of the Company's CODA, 1993 Employee Stock Purchase Plan, 1995 Employee Stock Purchase Plan and the Syntonic Savings Plan purchased an aggregate of 1,148,829 shares and 1,045,711 shares, respectively, in the Limited Market. These purchases accounted for approximately 60.9% and 67.2% of the total shares purchased by all buyers in the Limited Market during fiscal years 1997 and 1996, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A Common Stock. To the extent that purchases by the trustees of the Benefit Plans decrease and purchases by the Company do not increase, the ability of stockholders to resell their shares in the Limited

Market will likely be adversely affected. No assurance can be given that a stockholder desiring to sell all or a portion of his or her shares of the Company's Class A Common Stock in any trade will be able to do so.

     To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, the Company may, but is not obligated to, sell authorized but unissued shares of Class A Common Stock in the Limited Market. In fiscal years 1997 and 1996, the Company sold an aggregate of 85,505 and 246,831 authorized but unissued shares of Class A Common Stock, respectively, in the Limited Market. The Company's sales in fiscal years 1997 and 1996 accounted for 4.5% and 15.9%, respectively, of the total shares sold by all sellers in the Limited Market during such years. To the extent that the Company chooses not to sell authorized but unissued shares of Class A Common Stock in the Limited Market, the ability of individuals to purchase shares on the Limited Market may be adversely affected. No assurance can be given that an individual desiring to buy shares of the Company's Class A Common Stock in any trade will be able to do so.

PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

     The fair market value of the Class A Common Stock is established pursuant to the valuation process described below, which uses the formula set forth below to determine the Formula Price at which the Class A Common Stock trades in the Limited Market. The Formula Price is reviewed by the Board of Directors at least four times each year, generally in conjunction with Board of Directors meetings which are currently scheduled for January, April, July and October. Pursuant to the Company's Certificate of Incorporation, the price applicable to shares of Class B Common Stock is equal to five times the Formula Price.

     The following formula ("Formula") is used in determining the Formula Price: the price per share is equal to the sum of (i) a fraction, the numerator of which is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W1") and
(ii) a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "Market Factor"), multiplied by the earnings of the Company for the four fiscal quarters immediately preceding the price determination ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by the Company in computing primary earnings per share ("W"). The number of outstanding common shares and common share equivalents described above assumes the conversion of each share of Class B Common Stock into five shares of Class A Common Stock. The 5.66 multiplier is a constant which was first included in the Formula in March 1976. The Market Factor is a numerical factor which yields a fair market value for the Class A Common Stock and the Class B Common Stock by reflecting existing securities market conditions relevant to the valuation of such stock. In establishing the Market Factor, the Board of Directors considers the performance of the general securities markets and relevant industry groups, the financial performance of the Company versus comparable public companies, general economic conditions, input from an independent appraisal firm and other relevant factors. The Market Factor is generally reviewed quarterly by the Board of Directors in conjunction with an appraisal which is prepared by an independent appraisal firm for the committees administering the qualified retirement plans of the Company and certain of its subsidiaries (collectively, the "Committee") and which is relied upon by the Committee and the Board of Directors. The Market Factor, as determined by the Board of Directors, remains in effect until subsequently changed by the Board of Directors. The Formula Price of the Class A Common Stock, expressed as an equation, is as follows:

                  E        5.66MP
Formula Price =        +
                 ---       -------
                  W1          W

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

     The following table sets forth information concerning the Formula Price for the Class A Common Stock, the applicable price for the Class B Common Stock and the Market Factor in effect for the periods beginning on the dates indicated. There can be no assurance that the Class A Common Stock or the Class B Common Stock will in the future provide returns comparable to historical returns or that the Formula Price will not decline.

                                                                         PRICE          PRICE
                                                                       PER SHARE      PER SHARE
                                                             MARKET    OF CLASS A     OF CLASS B
DATE                                                         FACTOR   COMMON STOCK   COMMON STOCK
-----------------------------------------------------------  ------   ------------   ------------
April 14, 1995.............................................   1.50       $16.41        $  82.05
July 14, 1995..............................................   1.60       $17.79        $  88.95
October 13, 1995...........................................   1.60       $18.27        $  91.35
January 12, 1996...........................................   1.70       $19.33        $  96.65
April 12, 1996.............................................   1.80       $20.41        $ 102.05
July 12, 1996..............................................   2.00       $21.89        $ 109.45
October 11, 1996...........................................   2.10       $22.83        $ 114.15
January 10, 1997...........................................   2.40       $25.96        $ 129.80
April 11, 1997.............................................   2.40       $26.55        $ 132.75

     The Board of Directors believes that the valuation process and Formula result in a fair market value for the Class A Common Stock within a broad range of financial criteria. Other than the quarterly review and possible modification of the Market Factor, the Board of Directors will not change the Formula unless
(i) in the good faith exercise of its fiduciary duties and after consultation with the Company's independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A Common Stock, the Board of Directors, including a majority of the directors who are not employees of the Company, determines that the Formula no longer results in a fair market value for the Class A Common Stock or (ii) a change in the Formula or the method of valuing the Class A Common Stock is required under applicable law.

            HOLDERS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

     As of March 14, 1997, there were 12,946 holders of record of Class A Common Stock and 137 holders of record of Class B Common Stock. As of such date, approximately 91.8% of the Class A Common Stock and approximately 43.6% of the Class B Common Stock were owned of record by current employees, directors and consultants of the Company and their respective family members and by various employee benefit plans of the Company and its subsidiaries.

                                DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock and no cash dividends on the Class A Common Stock or Class B Common Stock are contemplated in the foreseeable future. The Company's present intention is to retain any future earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following data has been derived from consolidated audited financial statements. The consolidated balance sheet at January 31, 1997 and 1996 and the related consolidated statements of income and of cash flows for the three years ended January 31, 1997 and notes thereto appear elsewhere in this Form 10-K. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           YEAR ENDED JANUARY 31
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                             (AMOUNTS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Revenues.............................  $2,402,224   $2,155,657   $1,921,880.. $1,670,882   $1,504,112
Cost of revenues.....................   2,092,254    1,875,072    1,692,623    1,477,701    1,327,992
Selling, general and administrative
  expenses...........................     191,836      173,742      146,083      120,387      113,174
Interest expense.....................       4,925        4,529        3,468        2,966        2,841
Provision for income taxes...........      49,529       45,018       30,654       28,328       22,030
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $   63,680   $   57,296   $   49,052   $   41,500   $   38,075
                                        =========    =========    =========    =========    =========
Earnings per share(1)................  $     1.23   $     1.13   $     1.01   $      .89   $      .83
                                        =========    =========    =========    =========    =========
Average number of shares outstanding,
  including common stock
  equivalents........................      52,309       51,306       49,264       47,429       46,179

                                                                   JANUARY 31
                                             ------------------------------------------------------
                                                1997        1996       1995       1994       1993
                                             ----------   --------   --------   --------   --------
                                                             (AMOUNTS IN THOUSANDS)
Total assets...............................  $1,012,462   $859,290   $752,584   $611,575   $523,613
Working capital............................     270,553    227,185    173,467    206,580    174,797
Long-term liabilities......................      44,341     34,116     29,759     25,965     25,851
Stockholders' equity.......................     527,459    458,132    386,760    334,597    280,047

---------------

(1) Fully diluted earnings per share are substantially the same as primary earnings per share for the years presented. The Company has never declared or paid cash dividends on its capital stock and no cash dividends are presently contemplated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Revenues increased 11%, 12% and 15% in 1997, 1996 and 1995, respectively, over the prior year. Revenues in 1997 from the Company's principal customer, the U.S. Government, continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services markets, which typically involve lower cost contracts.

     The Company provides diversified professional and technical services ("Technical Services") and designs, develops and manufactures high-technology products ("Products"). The sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for 79% of revenues in 1997, 83% in 1996 and 86% in 1995. This relative decrease is attributable to growth in non-U.S. Government revenues as a result of the Company's efforts to increase revenues from commercial and international clients and state and local governments in the health, information technology and transportation business areas. On an absolute basis, U.S. Government revenues increased 6% in 1997, 9% in 1996 and 12% in 1995. Non-U.S. Government revenues increased 40% in 1997 and 34% in 1996 and 1995, over the prior year.

     The following table summarizes revenues by contract type for the last three years:

                                                                    YEAR ENDED JANUARY 31
                                                                    ---------------------
                                                                      1997   1996   1995
                                                                      ----   ----   ----
    Contract type:
      Cost-reimbursement............................................    54%    54%    59%
      Time-and-materials and fixed-price level-of-effort............    22%    26%    22%
      Firm fixed-price..............................................    24%    20%    19%
                                                                      ----   ----   ----
    Total...........................................................   100%   100%   100%
                                                                      =====  =====  =====

     Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials ("T&M") contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort ("FP-LOE") contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price contracts require the Company to provide stipulated products, systems or services for a fixed price. The Company assumes greater performance risk on firm fixed-price contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. The relative increase in revenues from firm fixed-price contracts and associated relative decrease in revenues from cost-reimbursement contracts from 1995 to 1997 result primarily from the Company's growth in non-U.S. Government revenues. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis.

     The Company's business is directly related to the receipt of contract awards and contract performance. There were 412 contracts with annual revenues greater than $1 million in 1997, compared with 349 and 333 such contracts in 1996 and 1995, respectively. These larger contracts represented 75% of the Company's revenues in 1997 compared to 76% in 1996 and 1995. Of these contracts, 28 contracts had individual revenues greater than $10 million in 1997 compared to 21 such contracts in 1996 and 20 in 1995. The remainder of the Company's revenues are derived from a large number of contracts with individual revenues less than $1 million. Although the Company has committed substantial resources and personnel required to pursue and perform larger contracts, the Company believes it also maintains a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for the Company's success on larger procurements. Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year contracts. At the end of 1997, the Company had 20,900 full-time employees compared to 19,500 and 16,700 at the end of 1996 and 1995, respectively. Material and subcontract ("M&S") revenues were $667 million in 1997, $616 million in 1996 and $560 million in 1995. As a percentage of total revenues, M&S revenues have remained relatively constant at 28% in 1997 and 29% in 1996 and 1995.

     The revenue mix between the Technical Services segment and the Products segment was 94% and 6%, respectively, of consolidated revenues in 1997, 93% and 7%, respectively, in 1996 and 91% and 9%, respectively, in 1995. Within the Technical Services segment, revenues are further classified between "National Security," "Health," "Environment," "Energy" and "Other Technical Services." Other Technical Services includes the transportation, commercial information technology, space and other business areas.

     National Security revenues were 44% of total revenues in 1997 compared to 45% in 1996 and 46% in 1995. Although National Security revenues declined as a percentage of total revenues, on an absolute basis, these revenues increased 8% in 1997 and 1996 and 7% in 1995 over the prior year, in spite of declines in the overall defense market during these periods. The U.S. Government maintained funding in areas in which the Company has strong capabilities, such as research and development, training, simulation and test and evaluation. Revenues in the Health business area were 14% of total revenues in 1997 and 1996 and 11% in 1995. While Health revenues as a percentage of total revenues have remained constant in 1997 and 1996, the Health contract which generated approximately 10% of total revenues in 1996 was substantially completed in

1997. However, to date, the Company has been successful maintaining the level of its revenues in the Health business area through other contracts. Revenues from the Environment business area were 11% of total revenues in 1997, 13% in 1996 and 14% in 1995. Energy revenues were 5% of total revenues in 1997, 7% in 1996 and 9% in 1995. The decreases in the Environment and Energy business areas primarily reflect the budget reductions and changing priorities of the Company's U.S. Government and commercial customers. Other Technical Services revenues were 20% of total revenues in 1997, 14% in 1996 and 11% in 1995. The continued growth in Other Technical Services reflects the Company's expansion in the transportation and commercial information technology markets and mirrors the country's shift of priorities and resources from defense programs to civilian programs in areas such as transportation. The Company expects this trend to continue. In order for the Company to maintain or exceed historical revenue growth rates, it will need to continue to increase its market share in the National Security business area and/or increase its revenues from the health, environment, energy, space, transportation and commercial information technology business areas.

     Products revenues were 6% of total revenues in 1997, 7% in 1996 and 9% in 1995. Products revenues are largely determined by the stage of contract performance and the purchasing needs and capabilities of the Company's customers and thus, can fluctuate from year to year. Subsequent to the 1997 fiscal year end, on March 7, 1997, the Company sold the majority of the net assets of the SAIT business unit, which accounted for 49% of the Company's Product revenues in 1997. The purchase price is subject to potential adjustments, plus contingent payments if certain milestones are achieved by the business post-closing. Under the agreement, the Company also retains certain contingent liabilities. Given the early stage of the settlement period, the impact of the sale on the consolidated financial position and results of operations has not been determined. The Company, however, does not anticipate a loss on the sale.

     The cost of revenues as a percentage of revenues (excluding interest income) was 87.2% in 1997, 87.0% in 1996 and 88.2% in 1995. The decreased cost of revenues percentage in 1997 and 1996 represents the combination of a number of offsetting effects. The primary trend which increased the cost of revenues percentage is faster revenue growth in lower cost service type contracts, which typically have more of their associated costs in cost of revenues and less costs in selling, general and administrative ("SG&A") expenses. Trends which decreased the cost of revenues percentage are the growth in commercial revenues, which have more of their associated costs in SG&A as opposed to cost of revenues and decreased overruns from better performance on certain firm fixed-price contracts in 1997 and 1996 compared to 1995.

     SG&A expenses as a percentage of revenues (excluding interest income) were 8.0%, 8.1% and 7.6% in 1997, 1996 and 1995, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. While the level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources, B&P costs have remained constant in relation to revenues over the past three years. IR&D costs also remained relatively constant in relation to revenues over the past three years. G&A expenses as a percentage of total revenues were 5.6% in 1997 compared to 5.8% in 1996 and 5.2% in 1995. The higher level of G&A expenses in 1997 and 1996 was primarily attributable to the increased charges taken to income for the amortization and impairment of goodwill. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

     Operating profit margins by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Technical Services segment was 4.9% in 1997 and 1996 and 4.3% in 1995. The National Security operating profit margin was 4.9% in 1997 and 1996 and 2.8% in 1995. The lower operating profit margin in 1995 as compared to 1997 and 1996 was a result of overruns on certain firm fixed-price contracts in the National Security area. Health operating profit margin was 7.4% in 1997, 6.2% in 1996 and 8.8% in 1995. Environment operating profit margin was 1.9% in 1997, 4.4% in 1996 and 4.9% in 1995. The lower operating profit margin in 1997 was the result of losses on certain contracts in the local government and private sector markets. Energy operating profit margin was 5.4% in 1997, 5.1% in 1996 and 5.8% in 1995. The operating profit margin in Other Technical Services was 4.6% in 1997, 4.3% in 1996 and 3.8% in 1995. The operating profit margin in the Products segment was 4.6% in 1997, 4.4% in 1996 and 3.9% in 1995. The lower operating profit margin in 1995 was attributable to overruns on certain firm fixed-price contracts. In general, overall operating profit margins for the Company remained constant in 1997 compared to 1996 and improved over 1995 due to better contract financial performance.

     Interest expense in 1997, 1996 and 1995 primarily relates to interest on building mortgages, deferred compensation, notes payable and borrowings outstanding under the Company's revolving credit loan agreements. Increase in interest expense was primarily driven by a note assumed in a business acquisition and interest accrued on the deferred compensation plans. The increase was offset slightly by lower average outstanding balances under the Company's revolving credit loan agreements in 1997.

     The provision for income taxes as a percentage of income before income taxes was 43.75% in 1997, 44.0% in 1996 and 38.5% in 1995. The lower effective tax rate in 1995 compared to 1996 and 1997 was primarily related to a final settlement of certain issues in 1995 related to the Company's 1986 and 1987 federal and state income tax returns.

     On November 20, 1996, the Company entered into a definitive acquisition agreement to purchase Bell Communications Research, Inc. ("Bellcore"), a provider of telecommunications services, information networking software and consulting services. As of December 31, 1996, Bellcore had approximately 5,500 employees and annual revenues of approximately $1 billion. The consummation of the acquisition is subject to certain conditions and contingencies, including regulatory approvals which are expected to take between nine and fourteen months to obtain from the date of the agreement. The Company has no assurance that the acquisition will be completed. The acquisition, if completed, would result in a substantial growth in both the employee base and commercial revenues of the Company. The Company intends to finance a substantial portion of the purchase price of Bellcore with debt financing. In anticipation of consummating the transaction, as part of the debt financing, the Company entered into two forward treasury lock agreements, totaling $200 million, which are intended to hedge against interest rate fluctuations. The growth and additional debt of this potential acquisition may place a significant strain on the Company's management, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations or that the Company's systems, procedures or controls will be adequate to support the integration of the acquired business. Any inability to effectively integrate the acquired business or manage the growth could have a material adverse effect on the Company's results of operations and financial condition.

     On January 2, 1997, the Company formed a foreign joint venture, Informatica, Negocio y Tecnologia, S.A. ("INTESA"), with Venezuela's national oil company, Petroleos de Venezuela, S.A., to provide information technology services in Latin America. INTESA's fiscal year end is December 31; therefore, the Company will begin to consolidate its 60% majority interest in INTESA in the consolidated financial statements for the year ending January 31, 1998. Since Venezuela is considered a highly inflationary economy, the functional currency of INTESA is the U.S. dollar. Re-measurement gains or losses of this joint venture will be recognized in the consolidated results of operations.

     As described in the Notes to Consolidated Financial Statements, during 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. The Company has provided pro-forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 will be adopted by the Company as required for the interim period and fiscal year ending January 31, 1998. Upon adoption of SFAS No. 128, the Company will present basic EPS as well as diluted EPS in the period of adoption and restate all prior-period data presented for comparative purposes. Basic EPS will be computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS will be computed similar to basic EPS except that the weighted average number of shares of common stock outstanding will be increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. At January 31, 1997 and 1996, there were no borrowings outstanding under such agreements and cash and cash equivalents and long-term investments totaled $45 million and $30 million, respectively. Cash flows generated from operating activities were $90 million in 1997 compared to $46 million in 1996 and $114 million in 1995. Average receivable days outstanding remained constant at 65 in 1997 and 1996, up from 63 in 1995. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

     Cash flows spent on investing activities were $57 million in 1997 compared to $41 million and $120 million in 1996 and 1995, respectively. Acquisitions of businesses, net of cash acquired, utilized $23 million in 1997 compared to a source of cash of $1 million in 1996 and a use of cash of $71 million in 1995. Acquisitions of businesses in 1997 were made to complement the Company's capabilities in the areas of commercial information technology, transportation and national security. Acquisitions of businesses in 1996 were made primarily with the issuance of Company common stock. During 1996, the Company also spent $21 million to acquire both direct and indirect equity interests in commercial and international businesses. The Company intends to make additional acquisitions in the future; however, the number and size of the acquisitions the Company can complete may be limited due to the proposed acquisition of Bellcore. Capital expenditures, excluding land and buildings, were $38 million, $33 million and $20 million in 1997, 1996 and 1995, respectively, and are expected to be approximately $34 million for 1998. Expenditures for land and buildings were $5 million, $1 million and $15 million in 1997, 1996 and 1995, respectively, and are expected to be approximately $16 million for 1998.

     The Company utilized $10 million for financing activities in 1997 compared to $10 million and $19 million in 1996 and 1995, respectively. In 1997, funds were utilized primarily for common stock repurchases. Increase in common stock repurchases in 1997 from 1996 was primarily attributable to increased repurchases of common stock from the Company's Employee Stock Ownership Plan ("ESOP") in order for the ESOP to fund payouts to participants.

     The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures and future long-term debt requirements. However, the Company intends to obtain financing, including debt, to complete the acquisition of Bellcore and expects to finance other acquisitions in the future from operations and borrowing capacity as well as with the issuance of Company common stock.

EFFECTS OF INFLATION

     The majority of the Company's contracts are cost-reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term firm fixed-price and T&M type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy, net income, as a percentage of revenues, has not been significantly impacted by inflation. As the Company expands into the international markets and into highly inflationary economies, movements in foreign currency exchange rates may impact the Company's results of operations. Currency exchange rate fluctuations may also affect the Company's competitive position as a result of its impact on the Company's profitability and the pricing offered to its non-U.S. customers.

FORWARD-LOOKING INFORMATION

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operation and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to: decrease in or the failure to increase business with the U.S. Government; the impact of the Bellcore acquisition; the ability of the Company to continue to identify and consummate additional acquisitions; competitive pricing for Technical Services and Products; early termination of U.S. Government contracts; losses or reduced profits on firm fixed-price contracts; failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; audits of the Company's costs, including allocated indirect costs, by the U.S. Government; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For information with respect to the Directors of the Company, see "Election of Directors" appearing in the 1997 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     For information with respect to executive compensation, see the information set forth under the captions "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 1997 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information with respect to the interests of the Company's management and others in certain transactions, see the information set forth under the caption "Certain Relationships and Related Transactions" in the 1997 Proxy Statement, which information is incorporated by reference into this Form 10-K.

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

3. EXHIBITS

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------      ------------------------------------------------------------------------------------
3(a)   --   Restated Certificate of Incorporation of the Registrant, as amended July 19, 1990.
            Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K
            for the fiscal year ended January 31, 1991 (the "1991 10-K").
3(b)   --   Bylaws of the Registrant, as amended through April 11, 1997.
4(a)*  --   Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of the
            Registrant (form dated August 1992). Incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31,
            1993 (the "1993 10-K").

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------      ------------------------------------------------------------------------------------
4(b)*  --   Form of Stock Restriction Agreement of the Registrant's Employee Stock Ownership
            Plan (form dated March 1, 1985). Incorporated by reference to Exhibit 4(e) to
            Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1985
            (the "1985 10-K").
4(c)*  --   Form of Stock Restriction Agreement of the Registrant's Bonus Compensation Plan
            (form dated October 1990). Incorporated by reference to Exhibit 4(f) to the 1991
            10-K.
4(d)*  --   Form of Stock Restriction Agreement of the Registrant's Cash or Deferred Arrangement
            (TRASOP Account) (form dated March 1, 1985). Incorporated by reference to Exhibit
            4(g) to the 1985 10-K.
4(e)*  --   Registrant's Bonus Compensation Plan, as amended through April 2, 1991. Incorporated by reference to Exhibit 4(l) to the 1991 10-K.
4(f)*  --   Registrant's 1982 Stock Option Plan, as amended through June 9, 1989. Incorporated by reference to Exhibit 4(n) to Registrant's Annual Report on Form 10-K for the
            fiscal year ended January 31, 1990 (the "1990 10-K").
4(g)*  --   Registrant's 1992 Stock Option Plan as amended through November 3, 1994.
            Incorporated by reference to Exhibit 4(g) to the Registrant's Annual Report on Form
            10-K for the fiscal year ended January 31, 1995 (the "1995 10-K").
4(h)*  --   Form of Non-Qualified Stock Option Agreement (Employee, Director and Consultant)
            1982 Stock Option Plan (form dated October 1990). Incorporated by reference to
            Exhibit 4(p) to the 1991 10-K.
4(i)*  --   Form of Stock Restriction Agreement of the Registrant's Employee Stock Ownership
            Plan (TRASOP Account) (form dated April 1, 1991). Incorporated by reference to
            Exhibit 4(r) to the 1991 10-K.
4(j)*  --   Form of Stock Restriction Agreement of the Registrant's Bonus Compensation Plan
            (form dated July 1992). Incorporated by reference to Exhibit 4(v) to the 1993 10-K.
4(k)*  --   Registrant's Stock Compensation Plan, as amended through April 3, 1996. Incorporated by reference to Exhibit 4(k) to the Registrant's Annual Report on Form 10-K for the
            fiscal year ended January 31, 1996 (the "1996 10-K").
4(l)*  --   Registrant's Management Stock Compensation Plan, as amended through April 3, 1996.
            Incorporated by reference to Exhibit 4(l) to the 1996 10-K.
4(m)*  --   Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of the
            Registrant (form dated February 1995). Incorporated by reference to Exhibit 4(n) to the 1995 10-K.
4(n)*  --   Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of the
            Registrant (form dated February 1995). Incorporated by reference to Exhibit 4(o) to the 1995 10-K.
4(o)*  --   Form of Stock Restriction Agreement of the Registrant's Bonus Compensation Plan
            (form dated March 1995). Incorporated by reference to Exhibit 4(p) to the 1995 10-K.
4(p)*  --   1995 Employee Stock Purchase Plan. Incorporated by reference to Annex II to the
            Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders as filed
            June 1995 with the SEC (the "1995 Proxy").
4(q)*  --   1995 Stock Option Plan. Incorporated by reference to Annex I to the 1995 Proxy.
4(r)*  --   Registrant's Keystaff Deferral Plan, as amended through November 1, 1995.
            Incorporated by reference to Exhibit 4(r) to the 1996 10-K.
4(s)*  --   Registrant's Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit
            4(s) to the 1996 10-K.
4(t)*  --   Form of Non-Qualified Stock Option Agreement -- 1995 Stock Option Plan of the
            Registrant (form dated August 1995). Incorporated by reference to Exhibit 4(t) to the 1996 10-K.
4(u)*  --   Form of Incentive Stock Option Agreement -- 1995 Stock Option Plan of the Registrant
            (form dated August 1995). Incorporated by reference to Exhibit 4(u) to the 1996
            10-K.

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------      ------------------------------------------------------------------------------------
4(v)*  --   Form of Stock Restriction Agreement of the Registrant's Key Executive Stock Deferral
            Plan (form dated March 1996). Incorporated by reference to Exhibit 4(v) to the 1996
            10-K.
4(w)*  --   Form of Alumni Stock Agreement.
10(a)  --   Credit Agreement with Bank of America NT&SA dated as of April 7, 1995. Incorporated by reference to Exhibit 10(a) to the Form 10- Q for the fiscal quarter ended April
            30, 1995 ("April 1995 10-Q").
10(b)  --   Credit Agreement with Citicorp USA, Inc. dated as of April 7, 1995. Incorporated by reference to Exhibit 10(b) to the April 1995 10-Q.
10(c)  --   Credit Agreement with Morgan Guaranty Trust Company of New York dated as of April 7,
            1995. Incorporated by reference to Exhibit 10(c) to the April 1995 10-Q.
 11    --   Statement re: computation of per share earnings.
 21    --   Subsidiaries of the Registrant.
 27    --   Financial Data Schedule.
28(a)  --   Annual Report of the Registrant's Employee Stock Purchase Plan for the plan year ended January 31, 1997.
28(b)  --   Annual Report of the Registrant's Cash or Deferred Arrangement for the plan year ended December 31, 1996.

---------------

* Executive Compensation Plans and Arrangements.

(b) REPORTS ON FORM 8-K IN THE FOURTH QUARTER OF THE FISCAL YEAR ENDED JANUARY 31, 1997:

     A Report on Form 8-K was filed on October 2, 1996. Disclosure was made under Item 5 -- Other Events.

     A Report on Form 8-K was filed on November 22, 1996. Disclosure was made under Item 5 -- Other Events.

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

Date: April 11, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                     DATE
---------------------------------------------   -------------------------------   ---------------


              /s/ J.R. BEYSTER                  Chairman of the Board and          April 11, 1997
---------------------------------------------     Principal Executive Officer
                J.R. Beyster

             /s/ W.A. ROPER, JR.                Principal Financial Officer        April 11, 1997
---------------------------------------------
               W.A. Roper, Jr.
              /s/ P.N. PAVLICS                  Principal Accounting Officer       April 11, 1997
---------------------------------------------
                P.N. Pavlics

              /s/ D.P. ANDREWS                  Director                           April 11, 1997
---------------------------------------------
                D.P. Andrews

                /s/ V.N. COOK                   Director                           April 11, 1997
---------------------------------------------
                  V.N. Cook

                                                Director
---------------------------------------------
                 C.K. Davis

              /s/ W.H. DEMISCH                  Director                           April 11, 1997
---------------------------------------------
                W.H. Demisch

              /s/ W.A. DOWNING                  Director                           April 11, 1997
---------------------------------------------
                W.A. Downing

              /s/ E.A. FRIEMAN                  Director                           April 11, 1997
---------------------------------------------
                E.A. Frieman

               /s/ J.E. GLANCY                  Director                           April 11, 1997
---------------------------------------------
                 J.E. Glancy

               /s/ B.R. INMAN                   Director                           April 11, 1997
---------------------------------------------
                 B.R. Inman

           /s/ H.M.J. KRAEMER, JR.              Director                           April 11, 1997
---------------------------------------------
             H.M.J. Kraemer, Jr.

                  SIGNATURE                                  TITLE                     DATE
---------------------------------------------   -------------------------------   ---------------


               /s/ W.M. LAYSON                  Director                           April 11, 1997
---------------------------------------------
                 W.M. Layson

               /s/ C.B. MALONE                  Director                           April 11, 1997
---------------------------------------------
                 C.B. Malone

               /s/ J.W. MCRARY                  Director                           April 11, 1997
---------------------------------------------
                 J.W. McRary

               /s/ W.A. OWENS                   Director                           April 11, 1997
---------------------------------------------
                 W.A. Owens

              /s/ S.D. ROCKWOOD                 Director                           April 11, 1997
---------------------------------------------
                S.D. Rockwood

              /s/ E.A. STRAKER                  Director                           April 11, 1997
---------------------------------------------
                E.A. Straker

               /s/ M.E. TROUT                   Director                           April 11, 1997
---------------------------------------------
                 M.E. Trout

              /s/ J.P. WALKUSH                  Director                           April 11, 1997
---------------------------------------------
                J.P. Walkush

            /s/ J.H. WARNER, JR.                Director                           April 11, 1997
---------------------------------------------
              J.H. Warner, Jr.

               /s/ J.A. WELCH                   Director                           April 11, 1997
---------------------------------------------
                 J.A. Welch

              /s/ J.B. WIESLER                  Director                           April 11, 1997
---------------------------------------------
                J.B. Wiesler

               /s/ A.T. YOUNG                   Director                           April 11, 1997
---------------------------------------------
                 A.T. Young

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
REPORT OF INDEPENDENT ACCOUNTANTS.....................................................  F-2
FINANCIAL STATEMENTS
Consolidated Statement of Income for the three years ended January 31, 1997...........  F-3
Consolidated Balance Sheet at January 31, 1997 and 1996...............................  F-4
Consolidated Statement of Stockholders' Equity for the three years ended January 31,
  1997................................................................................  F-5
Consolidated Statement of Cash Flows for the three years ended January 31, 1997.......  F-6
Notes to Consolidated Financial Statements............................................  F-7

     Financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Science Applications International Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Science Applications International Corporation and its subsidiaries at January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICE WATERHOUSE LLP

San Diego, California
April 4, 1997

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    YEAR ENDED JANUARY 31
                                                             ------------------------------------
                                                                1997         1996         1995
                                                             ----------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER-SHARE
                                                                           AMOUNTS)
Revenues...................................................  $2,402,224   $2,155,657   $1,921,880
Costs and expenses:
  Cost of revenues.........................................   2,092,254    1,875,072    1,692,623
  Selling, general and administrative expenses.............     191,836      173,742      146,083
  Interest expense.........................................       4,925        4,529        3,468
                                                             ----------   ----------   ----------
                                                              2,289,015    2,053,343    1,842,174
                                                             ----------   ----------   ----------
Income before income taxes.................................     113,209      102,314       79,706
Provision for income taxes.................................      49,529       45,018       30,654
                                                             ----------   ----------   ----------
Net income.................................................  $   63,680   $   57,296   $   49,052
                                                              =========    =========    =========
Earnings per share.........................................  $     1.23   $     1.13   $     1.01
                                                              =========    =========    =========
Average number of shares outstanding, including common
  stock equivalents........................................      52,309       51,306       49,264
                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                              JANUARY 31
                                                                         ---------------------
                                                                            1997        1996
                                                                         ----------   --------
                                                                            (IN THOUSANDS)
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $   45,279   $ 22,765
  Restricted cash......................................................      14,456      3,029
  Receivables..........................................................     567,634    500,201
  Inventories..........................................................      33,983     40,097
  Prepaid expenses and other current assets............................      12,708      9,182
  Deferred income taxes................................................      37,155     18,953
                                                                         ----------   --------
     Total current assets..............................................     711,215    594,227
Property and equipment.................................................      89,027     69,441
Land and buildings.....................................................      96,768     87,844
Intangible assets......................................................      59,569     55,210
Other assets...........................................................      55,883     52,568
                                                                         ----------   --------
                                                                         $1,012,462   $859,290
                                                                          =========   ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.............................  $  271,282   $210,393
  Accrued payroll and employee benefits................................     131,234    138,709
  Income taxes payable.................................................      16,859     15,636
  Current portion of long-term liabilities.............................      21,287      2,304
                                                                         ----------   --------
     Total current liabilities.........................................     440,662    367,042
                                                                         ----------   --------
Long-term liabilities..................................................      44,341     34,116
                                                                         ----------   --------
Stockholders' equity, per accompanying statement:
  Class A common stock, $.01 par value.................................         480        469
  Class B common stock, $.05 par value.................................          16         17
  Additional paid-in capital...........................................     304,658    249,855
  Retained earnings....................................................     232,562    215,860
  Other stockholders' equity...........................................     (10,257)    (8,069)
                                                                         ----------   --------
     Total stockholders' equity........................................     527,459    458,132
Commitments and contingencies (Note K).................................
                                                                         ----------   --------
                                                                         $1,012,462   $859,290
                                                                          =========   ========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              COMMON STOCK
                                    ---------------------------------
                                        CLASS A           CLASS B
                                    ---------------   ---------------
                                      100,000,000        5,000,000
                                        SHARES            SHARES
                                      AUTHORIZED        AUTHORIZED      ADDITIONAL
                                    ---------------   ---------------    PAID-IN     RETAINED
                                    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS    OTHER
                                    ------   ------   ------   ------   ----------   --------   --------
                                                               (IN THOUSANDS)
Balance at January 31, 1994.......  44,315    $443      364     $ 19     $ 172,713   $162,327   $   (905)
  Issuances of common stock.......   2,994      30                          33,654
  Repurchases of common stock.....  (2,066)    (21)     (21)      (2)       (8,356)   (22,336)
  Income tax benefit from employee
     stock transactions...........                                           3,557
  Foreign currency translation
     adjustment...................                                                                   101
  Unearned stock compensation.....                                                                (3,516)
  Net income......................                                                     49,052
                                    ------    ----      ---      ---      --------   --------   --------
Balance at January 31, 1995.......  45,243     452      343       17       201,568    189,043     (4,320)
  Issuances of common stock.......   4,115      41                          52,600
  Repurchases of common stock.....  (2,449)    (24)     (11)               (11,456)   (30,479)
  Income tax benefit from employee
     stock transactions...........                                           7,143
  Foreign currency translation
     adjustment...................                                                                  (161)
  Unearned stock compensation.....                                                                (3,588)
  Net income......................                                                     57,296
                                    ------    ----      ---      ---      --------   --------   --------
Balance at January 31, 1996.......  46,909     469      332       17       249,855    215,860     (8,069)
  Issuances of common stock.......   4,123      41                          60,540
  Repurchases of common stock.....  (3,019)    (30)      (6)      (1)      (16,168)   (46,978)
  Income tax benefit from employee
     stock transactions...........                                          10,431
  Foreign currency translation
     adjustment...................                                                                 1,279
  Unearned stock compensation.....                                                                (3,467)
  Net income......................                                                     63,680
                                    ------    ----      ---      ---      --------   --------   --------
Balance at January 31, 1997.......  48,013    $480      326     $ 16     $ 304,658   $232,562   $(10,257)
                                    ======    ====      ===      ===      ========   ========   ========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     YEAR ENDED JANUARY 31
                                                                 ------------------------------
                                                                   1997       1996       1995
                                                                 --------   --------   --------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income...................................................  $ 63,680   $ 57,296   $ 49,052
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................    50,182     35,380     27,738
     Non-cash compensation.....................................    22,654     13,224      9,898
     Loss on disposal of property and equipment................       895      1,385      1,583
     Increase (decrease) in cash, excluding effects of
       acquisitions, resulting from changes in:
       Receivables.............................................   (37,203)   (75,139)   (42,623)
       Inventories.............................................     8,111    (13,257)    (4,477)
       Prepaid expenses and other current assets...............    (3,427)     5,260     (2,129)
       Progress payments.......................................   (25,138)    10,660     11,443
       Deferred income taxes...................................   (18,202)     1,583      1,547
       Other assets............................................   (11,704)    (5,049)    (8,280)
       Accounts payable and accrued liabilities................    46,678      4,701     44,734
       Accrued payroll and employee benefits...................    (8,188)    12,637     16,538
       Income taxes payable....................................     1,223     (2,774)     8,520
                                                                 --------   --------   --------
                                                                   89,561     45,907    113,544
                                                                 --------   --------   --------
Cash flows from investing activities:
  Expenditures for property and equipment......................   (37,747)   (33,112)   (20,188)
  Expenditures for land and buildings..........................    (4,555)    (1,233)   (15,437)
  Acquisitions of certain business assets, net of cash
     acquired..................................................   (23,151)     1,475    (71,109)
  Investments in affiliates....................................              (21,367)
  Proceeds from disposal of property and equipment.............       727        332        297
  Proceeds from sale of debt securities available for sale.....     7,576     12,478
  Purchases of debt securities held to maturity................                         (13,913)
                                                                 --------   --------   --------
                                                                  (57,150)   (41,427)  (120,350)
                                                                 --------   --------   --------
Cash flows from financing activities:
  Increase (decrease) in notes payable and long-term
     liabilities...............................................     5,351     (3,441)    (8,810)
  Income tax benefit from employee stock transactions..........    10,431      7,143      3,557
  Sales of common stock........................................    19,720     14,834      4,744
  Repurchases of common stock..................................   (45,399)   (28,454)   (18,038)
                                                                 --------   --------   --------
                                                                   (9,897)    (9,918)   (18,547)
                                                                 --------   --------   --------
  Increase (decrease) in cash and cash equivalents.............    22,514     (5,438)   (25,353)
  Cash and cash equivalents at beginning of year...............    22,765     28,203     53,556
                                                                 --------   --------   --------
  Cash and cash equivalents at end of year.....................  $ 45,279   $ 22,765   $ 28,203
                                                                 ========   ========   ========
Supplemental schedule of noncash investing and financing
  activities:
  Repurchase of common stock upon exercise of stock options....  $ 17,778   $ 13,505   $ 12,677
                                                                 ========   ========   ========
  Long-term mortgage assumed upon purchase of land and
     building..................................................  $  6,919   $     --   $     --
                                                                 ========   ========   ========
  Issuance of common stock for acquisitions of certain business
     assets....................................................  $     --   $ 10,673   $  5,282
                                                                 ========   ========   ========
  Liabilities assumed in acquisitions of certain business
     assets....................................................  $ 17,072   $ 17,839   $ 25,532
                                                                 ========   ========   ========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Consolidation

     The consolidated financial statements include the accounts of Science Applications International Corporation and all majority-owned U.S. and international subsidiaries (collectively referred to as "the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. Investments in affiliates and corporate joint ventures owned twenty to fifty percent are accounted for under the equity method. Other investments are generally carried at cost.

     Certain of the Company's majority-owned subsidiaries have fiscal years ending December 31. The financial position and results of operations of these subsidiaries as of and for the year ending December 31 are included in the Company's consolidated financial statements.

     On January 2, 1997, the Company formed a joint venture, Informatica, Negocio y Tecnologia, S.A. ("INTESA"), with Venezuela's national oil company, Petroleos de Venezuela, S.A., to provide information technology services in Latin America. INTESA's fiscal year end is December 31; therefore, the Company will begin to consolidate its 60% majority interest in INTESA in the consolidated financial statements for the year ending January 31, 1998.

  Use of estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

  Fair value of financial instruments

     It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related values. The fair value of the Company's long-term liabilities is estimated based on the current rates offered to the Company for similar debt with the same remaining maturities.

  Contract revenues

     The major portion of the Company's revenues result from contract services performed for the U.S. Government or from subcontracts with other contractors engaged in work for the U.S. Government under a variety of contracts, some of which provide for reimbursement of cost plus fees and others which are fixed-price or time-and-materials type contracts. Generally, revenues and fees on contracts are recognized as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues from the sale of manufactured products are recorded when the products are shipped.

     The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 1995. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

  Cash and cash equivalents

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Of the $45,279,000 and $22,765,000 total cash and cash equivalents at January 31, 1997 and 1996, respectively, $16,161,000 and $11,428,000, respectively, was invested in commercial paper.

  Investment securities

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity or available for sale and are recorded at amortized cost and fair value, respectively. As of January 31, 1997, the Company had $16,161,000 in debt securities classified as held to maturity. As of January 31, 1996, the Company had debt securities of $7,654,000 and $11,428,000 classified as available for sale and held to maturity, respectively. Gross unrealized gains and losses on the Company's available for sale securities were not significant.

  Restricted cash

     The Company's wholly-owned subsidiary Network Solutions, Inc. ("NSI") has an agreement with the National Science Foundation which requires NSI to set aside 30% of the cash collections from domain name registrations revenue to be reinvested for the enhancement of the intellectual infrastructure of the Internet. The Company also has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

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

  Long-lived assets

     The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

  Intangible assets

     Intangible assets consist primarily of goodwill. Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in an acquisition and is amortized by the straight line method generally over five to ten years. The carrying value of the Company's goodwill is reviewed when the facts and circumstances suggest that they may be permanently impaired. If the review indicates that the intangible assets may not be recoverable, as determined by the undiscounted cash flow method, the assets will be reduced to their estimated recoverable value. Amortization of intangible assets amounted to $16,839,000, $11,044,000 and $6,257,000 in 1997, 1996 and 1995 respectively.
Accumulated amortization was $43,870,000 and $27,031,000 at January 31, 1997 and 1996, respectively.

     During 1997, the Company determined that there was evidence that events and changes in circumstances have made recovery of certain goodwill unlikely. The Company determined that $6,154,000 of the carrying value of goodwill was impaired; accordingly, that amount was charged to income and included in depreciation and amortization expense.

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

  Stock-based compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock as determined by the Board of Directors at the date of grant over the amount an employee must pay to acquire the stock (Note J).

  Common stock and earnings per share

     Class A and Class B common stock are collectively referred to as common stock in the Notes to Consolidated Financial Statements unless otherwise indicated.

     Computations of earnings per share are based on the weighted average number of shares of common stock outstanding, increased by the effect of dilutive options using the modified treasury stock method. Fully diluted earnings per share was substantially the same as primary earnings per share in 1997, 1996 and 1995.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 will be adopted by the Company as required for the interim period and fiscal year ending January 31, 1998. Upon adoption of SFAS No. 128, the Company will present basic EPS as well as diluted EPS in the period of adoption and restate all prior-period EPS data presented for comparative purposes. Basic EPS will be computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS will be computed similar to basic EPS except that the weighted average number of shares of common stock outstanding will be increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     A general public market for the Company's common stock does not exist. Periodic determinations of the fair market value of the common stock are made by the Board of Directors pursuant to a stock price formula and valuation process which includes an appraisal prepared by an independent appraisal firm. The Board of Directors reserves the right to alter the formula and valuation process.

  Other financial instruments

     The Company initiates hedging activities by entering into currency exchange agreements consisting principally of currency forward contracts to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. These instruments, consistent with the underlying purchase or sale commitments, typically mature within seven years of origination. In the event of an early termination of a currency agreement designated as a hedge, the gain or loss will continue to be deferred and will be included in the settlement of the underlying transaction. At January 31, 1997, the Company had approximately $4,645,000 of foreign currency forward exchange contracts in British pounds sterling and French francs outstanding with net deferred gains of $170,000.

     In January 1997, the Company entered into forward treasury lock agreements for a total of $200,000,000 which mature in October and November of 1997. Such agreements were entered into to manage exposure to fluctuations in interest rates on an anticipated, probable issuance of debt that will be used to finance an anticipated, probable acquisition (Note B). Gains or losses resulting from the differential to be paid or received are deferred and will be recorded as adjustments to interest expense over the term of the underlying debt. In the event of an early termination of these contracts which have been designated as hedges, the gain or loss will continue to be deferred and recorded as an adjustment to interest expense over the remaining term of the underlying debt.

     The currency exchange agreements and forward treasury lock agreements are treated as off-balance sheet financial instruments with related gains and losses recognized in earnings upon the settlement of the underlying transactions. The Company does not enter into speculative or leveraged derivative transactions and all agreements have been entered into with financial institutions which are considered credit worthy.

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

     Concentrations of credit risk with respect to receivables are limited because the Company's primary customers are various agencies of the U.S. Government as well as commercial customers engaged in work for the U.S. Government. As of January 31, 1997, there were no significant concentrations of receivables with these commercial customers.

  Foreign currency

     Financial statements of international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of stockholders' equity. The functional currency of the Company's foreign subsidiaries that operate in a highly inflationary economy is the U.S. dollar. The monetary assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, while revenues, expenses, gains and losses are translated at the average exchange rate for the period,

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION except for items related to non-monetary assets and liabilities, which are translated at historical rates. Resulting re-measurement gains or losses of these foreign subsidiaries are recognized in the consolidated results of operations.

  Reclassifications

     Certain amounts from previous years have been reclassified in the consolidated financial statements to conform to the 1997 presentation.

NOTE B -- ACQUISITIONS AND INVESTMENTS IN AFFILIATES:

     Acquisitions of certain business assets and companies have been accounted for by the purchase method of accounting. The operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired has been included in intangible assets as goodwill. The aggregate effect of the purchased acquisitions was not material to the Company's consolidated financial statements.

     On November 20, 1996, the Company entered into a definitive acquisition agreement to purchase Bell Communications Research, Inc. ("Bellcore"), a provider of telecommunications services, information networking software and consulting services. As of December 31, 1996, Bellcore had approximately 5,500 employees and annual revenues of approximately $1 billion. The consummation of the acquisition is subject to certain conditions and contingencies, including regulatory approvals which are expected to take between nine and fourteen months to obtain from the date of the agreement. The Company intends to finance a substantial portion of the purchase price of Bellcore with debt financing. In anticipation of consummating the transaction, as part of the debt financing, the Company entered into two forward treasury lock agreements, totaling $200 million (Note A), which are intended to hedge against interest rate fluctuations.

     The carrying value of the Company's equity investments was $28,979,000 and $25,016,000 at January 31, 1997 and 1996, respectively, which includes the unamortized excess of the Company's investments over its equity in the underlying net assets of $13,333,000 and $15,551,000, respectively.

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

     For purposes of analyzing and understanding the Company's financial statements, its operations have been classified into two broad segments:
Technical Services and Products. The Technical Services segment is further classified between the National Security, Health, Environment, Energy and Other business areas. Other business areas include commercial information technology, transportation and space.

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

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Industry segment information is as follows:

                                                                    YEAR ENDED JANUARY 31
                                                             ------------------------------------
                                                                1997         1996         1995
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Contract revenues:
  Technical Services --
     National Security.....................................  $1,046,891   $  966,864   $  891,181
     Health................................................     332,077      304,199      206,405
     Environment...........................................     260,153      274,316      264,511
     Energy................................................     118,168      142,190      169,732
     Other.................................................     489,935      320,148      217,838
  Products.................................................     153,547      146,653      170,325
Interest income............................................       1,453        1,287        1,888
                                                             ----------   ----------   ----------
Total revenues.............................................  $2,402,224   $2,155,657   $1,921,880
                                                              =========    =========    =========
Operating profit:
  Technical Services --
     National Security.....................................  $   51,196   $   47,321   $   25,356
     Health................................................      24,655       18,863       18,188
     Environment...........................................       4,889       12,051       12,962
     Energy................................................       6,375        7,202        9,824
     Other.................................................      22,504       13,659        8,287
  Products.................................................       7,062        6,460        6,669
                                                             ----------   ----------   ----------
                                                                116,681      105,556       81,286
Interest income............................................       1,453        1,287        1,888
Interest expense...........................................      (4,925)      (4,529)      (3,468)
                                                             ----------   ----------   ----------
Income before income taxes.................................  $  113,209   $  102,314   $   79,706
                                                              =========    =========    =========
Identifiable assets:
  Technical Services --
     National Security.....................................  $  218,112   $  212,330   $  176,452
     Health................................................     126,720      115,556       62,560
     Environment...........................................      59,397       70,156       72,867
     Energy................................................      27,155       33,260       43,730
     Other.................................................     167,950       96,621       99,081
  Products.................................................      60,721       66,030       38,628
                                                             ----------   ----------   ----------
                                                                660,055      593,953      493,318
Corporate and other assets.................................     352,407      265,337      259,266
                                                             ----------   ----------   ----------
Total assets...............................................  $1,012,462   $  859,290   $  752,584
                                                              =========    =========    =========

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

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     During 1997, 1996 and 1995, approximately 79%, 83% and 86%, respectively, of the Company's contract revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. Foreign operations and revenues directly attributable to foreign customers were not material. In 1996, approximately 10% of the Company's consolidated revenues were derived from one U.S. Government contract in the Health business area, which is a contract to automate the information systems for the Department of Defense's medical treatment facilities worldwide. This contract was substantially completed in 1997. No single contract had revenues greater than 10% of the Company's consolidated revenues in 1997 and 1995. Subsequent to January 31, 1997, the Company sold a business unit which manufactured data display devices and "ruggedized" personal computers and which accounted for 49% of the Products revenue in 1997 (Note M).

NOTE D -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                           JANUARY 31
                                                                       -------------------
                                                                         1997       1996
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Inventories:
      Contracts-in-process, less progress payments of $315 and $1,077
         at January 31, 1997 and 1996, respectively..................  $ 13,161   $ 11,372
      Raw materials..................................................    20,822     28,725
                                                                       --------   --------
                                                                       $ 33,983   $ 40,097
                                                                       ========   ========
    Property and equipment at cost:
      Computers and other equipment..................................  $182,160   $146,354
      Office furniture and fixtures..................................    20,291     19,861
      Leasehold improvements.........................................    17,064     13,570
                                                                       --------   --------
                                                                        219,515    179,785
      Less accumulated depreciation and amortization.................   130,488    110,344
                                                                       --------   --------
                                                                       $ 89,027   $ 69,441
                                                                       ========   ========
    Land and buildings at cost:
      Buildings and improvements.....................................  $ 87,235   $ 77,117
      Land...........................................................    22,275     20,919
      Land held for future use.......................................       702        702
                                                                       --------   --------
                                                                        110,212     98,738
      Less accumulated depreciation and amortization.................    13,444     10,894
                                                                       --------   --------
                                                                       $ 96,768   $ 87,844
                                                                       ========   ========
    Accounts payable and accrued liabilities:
      Accounts payable...............................................  $112,560   $ 97,415
      Other accrued liabilities......................................    92,379     56,680
      Collections in excess of revenues on uncompleted contracts.....    66,343     56,298
                                                                       --------   --------
                                                                       $271,282   $210,393
                                                                       ========   ========
    Accrued payroll and employee benefits:
      Salaries, bonuses and amounts withheld from employees'
         compensation................................................  $ 63,018   $ 77,309
      Accrued vacation...............................................    52,138     47,111
      Accrued contributions to employee benefit plans................    16,078     14,289
                                                                       --------   --------
                                                                       $131,234   $138,709
                                                                       ========   ========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE E -- RECEIVABLES:

     Receivables consist of the following:

                                                                          JANUARY 31
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Receivables, primarily U.S. Government, less allowance for doubtful accounts of $18,048 and $1,878 at January 31, 1997 and 1996, respectively:
      Billed.......................................................  $440,548     $359,087
      Unbilled, less progress payments of $17,291 and $41,667 at
         January 31, 1997 and 1996, respectively...................   101,326      114,206
      Contract retentions..........................................    25,760       26,908
                                                                     --------     --------
                                                                     $567,634     $500,201
                                                                     ========     ========

     Unbilled receivables at January 31, 1997 and 1996 include $13,976,000 and $20,586,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The balance of unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. The majority of the retention balance is expected to be collected beyond one year.

NOTE F -- REVOLVING CREDIT LOAN AGREEMENTS:

     The Company has substantially equivalent unsecured revolving credit loan agreements with three banks with commitments totaling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit or interbank offshore borrowing rates. Annual facility fees are 1/8 of 1% of the total commitment during the revolving credit term.

     There were no balances outstanding under the credit loan agreements at January 31, 1997, 1996 and 1995. As of January 31, 1997, the entire $105,000,000 was available under the most restrictive debt covenants of the credit loan agreements. The maximum amounts outstanding were $31,000,000, $43,000,000 and $12,800,000 in 1997, 1996 and 1995, respectively. The average amount outstanding was $2,299,000, $9,380,000 and $197,000 during 1997, 1996 and 1995, respectively. The weighted average interest rate in 1997, 1996 and 1995 was 5.9%, 6.4% and 4.9% respectively, based upon average daily balances.

NOTE G -- EMPLOYEE BENEFIT PLANS:

     In 1995, the Company merged two of its profit sharing retirement plans into one principal Profit Sharing Retirement Plan (PSRP) in which eligible employees participate. Participants' interests vest 25% per year in the third through sixth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Contributions charged to income under the PSRP were $10,167,000, $23,355,000 and $27,420,000 for 1997, 1996 and 1995,
respectively.

     The Company has an Employee Stock Ownership Plan (the "Plan") in which eligible employees participate. Cash contributions to the Plan are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the Company common stock or cash in the year of contribution. The vesting requirements for the Plan are the same as the PSRP. Shares of Company common stock distributed from the Plan bear a limited put option that, if exercised, would require the Company to repurchase the shares at their then current fair value. At January 31, 1997, the Plan held 15,482,000 shares of Class A common stock and 30,000 shares of Class B common stock with a combined fair value of

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

$405,807,000. Contributions charged to income under the Plan were $29,492,000, $10,259,000 and $10,516,000 for 1997, 1996 and 1995, respectively.

     The Company has one principal Cash or Deferred Arrangement (CODA) which allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions to the CODA of $9,567,000, $11,535,000 and $10,977,000 were charged to income in 1997, 1996 and 1995, respectively. Effective January 1, 1995, the Company's matching contributions to employees hired on or after such date are subject to the same vesting requirements as the PSRP, while the Company's matching contributions for employees hired prior to such date remain fully vested.

     The Company has a Bonus Compensation Plan which provides for bonuses to reward outstanding performance. Bonuses are paid in the form of cash, fully vested shares of Class A common stock or vesting shares of Class A common stock. Awards of vesting shares of Class A common stock made prior to July 10, 1992, vest at the rate of 10%, 20%, 30% and 40% after one, two, three and four years, respectively, from the date of award. Awards of vesting shares of Class A common stock made after July 10, 1992, vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The amounts charged to income under this plan were $32,359,000, $25,868,000 and $23,831,000 for 1997, 1996 and
1995, respectively.

     In 1995, the Company adopted the Stock Compensation Plan and the Management Stock Compensation Plan, together referred to as the "Stock Compensation Plans." The Stock Compensation Plans provide for awards of share units to eligible employees, which share units generally correspond to shares of Class A common stock which are held in trust for the benefit of participants. Participants' interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The fair market value of shares awarded under these plans are recorded as unearned compensation and included as a separate component of stockholders' equity. The unearned amounts are amortized to expense over the vesting period. The amounts charged to income under these plans were $1,282,000, $686,000 and $160,000 for 1997, 1996 and 1995, respectively.

     The Company also has an Employee Stock Purchase Plan which allows eligible employees to purchase shares of the Company's Class A common stock, with the Company contributing 5% of the existing fair market value in 1997. Effective for 1998, the Company increased its contribution to 10%. There are no charges to income under this plan.

NOTE H -- INCOME TAXES:

     The provision for income taxes includes the following:

                                                                  YEAR ENDED JANUARY 31
                                                               ----------------------------
                                                                 1997      1996      1995
                                                               --------   -------   -------
                                                                      (IN THOUSANDS)
    Payable currently:
      Federal................................................  $ 56,258   $36,281   $29,138
      State and foreign......................................    14,141     9,040     8,110
    Deferred:
      Federal................................................   (17,113)     (158)   (5,300)
      State and foreign......................................    (3,757)     (145)   (1,294)
                                                               --------   -------   -------
                                                               $ 49,529   $45,018   $30,654
                                                               ========   =======   =======

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

                                                                           JANUARY 31
                                                                       -------------------
                                                                         1997       1996
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Income recognition:
      Contractually billable method..................................  $ 25,787   $  9,371
      Completed contract method......................................     2,165      2,164
    Accrued vacation pay.............................................    18,872     16,878
    Deferred compensation............................................     9,511      8,884
    Vesting stock bonuses............................................     7,782      5,658
    Other............................................................     5,438      6,019
                                                                       --------   --------
         Total deferred tax assets...................................    69,555     48,974
                                                                       --------   --------
    Employee benefit plan contributions..............................    (9,581)    (9,461)
    Depreciation and amortization....................................    (2,390)    (3,184)
    Cash to accrual basis conversion for certain subsidiaries........      (490)      (983)
    Other............................................................    (2,169)    (1,741)
                                                                       --------   --------
         Total deferred tax liabilities..............................   (14,630)   (15,369)
                                                                       --------   --------
    Net deferred tax asset...........................................  $ 54,925   $ 33,605
                                                                       ========   ========

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income before income taxes follows:

                                                                   YEAR ENDED JANUARY 31
                                                                ---------------------------
                                                                 1997      1996      1995
                                                                -------   -------   -------
                                                                      (IN THOUSANDS)
    Amount computed at statutory rate.........................  $39,623   $35,810   $27,897
    State income taxes, net of federal tax benefit............    6,276     5,597     4,303
    Revision of prior years' tax estimates....................   (1,875)     (371)   (4,134)
    Nondeductible meals and entertainment.....................    2,567     2,409     2,150
    Other.....................................................    2,938     1,573       438
                                                                -------   -------   -------
                                                                $49,529   $45,018   $30,654
                                                                =======   =======   =======

     Other assets include deferred income taxes of $17,770,000 and $14,652,000 at January 31, 1997 and 1996, respectively. Income taxes paid in 1997, 1996 and 1995 amounted to $59,196,000, $32,785,000 and $35,600,000, respectively. The effective rate for 1995 had been reduced as a result of ongoing resolutions of certain issues relating to prior year federal and state income tax returns as well as a favorable settlement of 1986 and 1987 tax years.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE I -- LONG-TERM LIABILITIES:

     Long-term liabilities consist of the following:

                                                                            JANUARY 31
                                                                         -----------------
                                                                          1997      1996
                                                                         -------   -------
                                                                          (IN THOUSANDS)
    Mortgages payable collateralized by real property..................  $19,214   $12,438
    Deferred compensation..............................................   20,263    17,224
    Notes payable......................................................   12,515     1,734
    Deferred credits...................................................   11,039     1,600
    Other..............................................................    2,597     3,424
                                                                         -------   -------
                                                                          65,628    36,420
    Less current portion...............................................   21,287     2,304
                                                                         -------   -------
                                                                         $44,341   $34,116
                                                                         =======   =======

     During 1997, the Company assumed a $6,919,000 mortgage note in connection with the purchase of land and building. Terms of the note include quarterly payments of principal and interest until December 2016. Interest is adjusted annually and was 6.4% in 1997. In connection with the purchase of land and a building in 1991, the Company assumed a mortgage note of $12,800,000. Terms of this note include an 8.9% interest rate and monthly payments of principal and interest of $102,000 until June 1997 when the remaining principal balance becomes due.

     The Company has two deferred compensation plans. The Keystaff Deferral Plan is maintained for the benefit of key executives and directors, pursuant to which eligible participants may elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under this plan but does credit participant accounts for deferred compensation amounts and interest earned on such deferred compensation. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (7.6% in 1997). Deferred balances will generally be paid upon the later of the attainment of age 65, ten years of plan participation or retirement, unless participants elect an early pay-out. The Key Executive Stock Deferral Plan is maintained for the benefit of directors and certain key executives. Eligible participants may elect to defer a portion of their compensation into a trust established by the Company which invests in shares of Class A common stock. The Company makes no contributions to the accounts of participants. Deferred balances will generally be paid upon retirement or termination of affiliation.

     In connection with a business acquisition completed in 1997, the Company assumed liability for a $14,400,000 note due in December 1999. Other terms of the note include monthly payments of principal and interest at 7.0%. The Company has various other notes with interest rates from 4.3% to 8.0% that are due over the next twelve years.

     Maturities of long-term liabilities are as follows:

    YEAR ENDING JANUARY 31                                                   (IN THOUSANDS)
    -----------------------------------------------------------------------  --------------
    1998...................................................................     $ 21,287
    1999...................................................................       14,452
    2000...................................................................        3,574
    2001...................................................................          676
    2002...................................................................          404
    2003 and after.........................................................       25,235
                                                                             --------------
                                                                                $ 65,628
                                                                             ===========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE J -- COMMON STOCK AND OPTIONS:

     The Company has options outstanding under three stock option plans, the 1995 Stock Option Plan (the 1995 Plan), which was adopted effective July 14, 1995, the 1992 Stock Option Plan (the 1992 Plan) and the 1982 Stock Option Plan (the 1982 Plan). Under the 1995, 1992 and 1982 Plans, options are granted at prices not less than the fair market value at the date of grant and for terms not greater than ten years. Options granted prior to July 10, 1992 generally become exercisable 10%, 20%, 30% and 40% after one, two, three and four years, respectively, from the date of grant. Options granted after July 10, 1992 generally become exercisable 20%, 20%, 20% and 40% after one, two, three and four years, respectively, from the date of grant. No options have been granted under the 1992 Plan after July 31, 1995 and the 1982 Plan after July 10, 1992, the dates the plans terminated, respectively. The Company makes no charge to income in connection with these plans.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" during 1997. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for stock option awards granted in 1997 and 1996, consistent with the methodology prescribed by SFAS No. 123, net income and earnings per share in 1997 would have been reduced by $4,797,000 and $.08 per share, respectively. For 1996, net income and earnings per share would have been reduced by $2,273,000 and $.04 per share, respectively. These amounts were determined using weighted-average per share fair values of options granted in 1997 and 1996 of $5.30 and $4.59, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996, respectively; no dividend yields, no volatility, risk free interest rates ranging from 5.3% to 7.2%, and expected lives of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company meets the definition of a non-public company for the purposes of calculating fair value and, therefore, assumes no volatility in the fair value calculation. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation plans.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     A summary of changes in outstanding options under the plans during the three years ended January 31, 1997, is as follows:

                                                                                      SHARES OF CLASS A
                                               SHARES OF CLASS A                        COMMON STOCK
                                                 COMMON STOCK      WEIGHTED-AVERAGE   EXERCISABLE UNDER
                                                 UNDER OPTIONS      EXERCISE PRICE         OPTIONS
                                               -----------------   ----------------   -----------------
                                                (IN THOUSANDS)                         (IN THOUSANDS)
    January 31, 1994.........................        10,689             $10.70              3,315
      Options granted........................         3,201             $14.38
      Options canceled.......................          (646)            $11.75
      Options exercised......................        (1,591)            $ 9.23
                                                    -------
    January 31, 1995.........................        11,653             $11.86              4,014
      Options granted........................         3,383             $16.33
      Options canceled.......................          (493)            $12.62
      Options exercised......................        (2,226)            $ 9.96
                                                    -------
    January 31, 1996.........................        12,317             $13.39              4,467
      Options granted........................         3,606             $20.27
      Options canceled.......................          (640)            $15.16
      Options exercised......................        (2,454)            $10.76
                                                    -------
    January 31, 1997.........................        12,829             $15.73              4,429
                                                    =======

     As of January 31, 1997, 20,649,000 shares of Class A common stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. The Company has agreed to make available for issuance, purchase or options approximately 776,000 shares of Class A common stock to employees, prospective employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events. The selling price of shares and the exercise price of options are to be the fair market value at the date such shares are made available or options are granted.

     A summary of options outstanding as of January 31, 1997 is as follows:

                                                            WEIGHTED
                                        WEIGHTED            AVERAGE                          WEIGHTED-AVERAGE
    RANGE OF           OPTIONS          AVERAGE            REMAINING           OPTIONS         EXERCISABLE
 EXERCISE PRICES     OUTSTANDING     EXERCISE PRICE     CONTRACTUAL LIFE     EXERCISABLE          PRICE
-----------------    -----------     --------------     ----------------     -----------     ----------------
                             (OPTIONS OUTSTANDING AND EXERCISABLE IN THOUSANDS)
  $11.15 to
    $11.83.........      1,655           $11.32                 .4              1,653             $11.32
  $12.01 to
    $13.12.........      1,981           $12.34                1.4              1,145             $12.34
  $14.19 to
    $15.07.........      2,656           $14.38                2.4              1,032             $14.39
  $15.72 to
    $18.27.........      3,059           $16.33                3.4                599             $16.33
  $19.33 to
    $22.83.........      3,478           $20.27                4.4                 --
                        ------                                                  -----
                        12,829                                                  4,429
                        ======                                                  =====

NOTE K -- COMMITMENTS AND CONTINGENCIES:

     The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable leases. Rental expenses for facilities and equipment totaled $68,334,000, $63,282,000 and $58,538,000 in 1997, 1996 and 1995,
respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     In 1997, the Company entered into a seven year operating lease for a general purpose office building. The lease terms include an option for the Company to purchase the building at the end of the initial seven year term. If the purchase option is not exercised, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the building are below specified amounts. The maximum supplemental rental payment which could be required is $28,809,000.

     Minimum rental commitments, primarily for facilities, under all non-cancelable operating leases in effect at January 31, 1997, are payable as follows:

    YEAR ENDING JANUARY 31                                                   (IN THOUSANDS)
    -----------------------------------------------------------------------  --------------
    1998...................................................................     $ 44,363
    1999...................................................................       28,466
    2000...................................................................       16,787
    2001...................................................................        8,729
    2002...................................................................        5,659
    2003 and after.........................................................       13,047
                                                                                --------
                                                                                $117,051
                                                                                ========

     The Company leases a general purpose office building and has guaranteed a $12,250,000 loan on behalf of the building owner. Certain financial ratios and balances required by the guarantee have been maintained.

     Other commitments at January 31, 1997 include outstanding letters of credit aggregating $23,464,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $158,450,000, principally related to performance and payment type bonds.

     The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

NOTE L -- SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     Charges to costs and expenses for depreciation and amortization of buildings, property and equipment were $31,790,000, $25,956,000 and $21,481,000 for 1997, 1996 and 1995, respectively.

     The Company expensed $11,145,000, $10,258,000 and $8,490,000 of independent research and development costs during 1997, 1996 and 1995, respectively.

     Total interest paid in 1997, 1996 and 1995 amounted to $3,495,000, $2,746,000 and $1,514,000, respectively.

NOTE M -- SUBSEQUENT EVENT:

     On March 7, 1997, the Company sold the majority of the net assets of the SAIT business unit to Litton Systems, Inc. The purchase price is subject to potential adjustments, plus contingent payments if certain milestones are achieved by the business post-closing. Under the agreement, the Company also retains certain contingent liabilities. Given the early stage of the settlement period, the impact of the sale on the consolidated financial position and results of operations has not been determined. The Company, however, does not anticipate a loss on the sale.