Form 10-K405/A
period 1997-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1997-06-10
CIK 353394

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A



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

     During the 1997 and 1996 fiscal years, the trustees of the Company's CODA, 1993 Employee Stock Purchase Plan, 1995 Employee Stock Purchase Plan and the Syntonic Savings Plan purchased an aggregate of 1,148,829 shares and 1,045,711 shares, respectively, in the Limited Market. These purchases accounted for approximately 60.9% and 67.2% of the total shares purchased by all buyers in the Limited Market during fiscal years 1997 and 1996, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A Common Stock. To the extent that purchases by the trustees of the Benefit Plans decrease and purchases by the Company do not increase, the ability of stockholders to resell their shares in the Limited

Market will likely be adversely affected. Although all shares of Class A Common Stock offered for sale were sold in the Limited Market on each Trade Date occurring during the last two fiscal years, no assurance can be given that a stockholder desiring to sell all or a portion of his or her shares of the Company's Class A Common Stock in any trade will be able to do so.



     To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, the Company may, but is not obligated to, sell authorized but unissued shares of Class A Common Stock in the Limited Market. In fiscal years 1997 and 1996, the Company sold an aggregate of 85,505 and 246,831 authorized but unissued shares of Class A Common Stock, respectively, in the Limited Market. The Company's sales in fiscal years 1997 and 1996 accounted for 4.5% and 15.9%, respectively, of the total shares sold by all sellers in the Limited Market during such years. To the extent that the Company chooses not to sell authorized but unissued shares of Class A Common Stock in the Limited Market, the ability of individuals to purchase shares on the Limited Market may be adversely affected. No assurance can be given that an individual desiring to buy shares of the Company's Class A Common Stock in any future trade will be able to do so.


PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK


     The fair market value of the Class A Common Stock is established by the Board of Directors pursuant to the valuation process described below, which uses the formula set forth below to determine the Formula Price at which the Class A Common Stock trades in the Limited Market. The Formula Price is reviewed by the Board of Directors at least four times each year, generally in conjunction with Board of Directors meetings which are currently scheduled for January, April, July and October. Pursuant to the Company's Certificate of Incorporation, the price applicable to shares of Class B Common Stock is equal to five times the Formula Price.



     The following formula ("Formula") is used in determining the Formula Price: the price per share is equal to the sum of (i) a fraction, the numerator of which is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W1") and
(ii) a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "Market Factor"), multiplied by the earnings of the Company for the four fiscal quarters immediately preceding the price determination ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by the Company in computing primary earnings per share ("W"). The number of outstanding common shares and common share equivalents described above assumes the conversion of each share of Class B Common Stock into five shares of Class A Common Stock. The 5.66 multiplier is a constant which was first included in the Formula in March 1976 to cause the price generated by the Formula to equal the fair market value of the Class A Common Stock as determined by the Board of Directors following an amendment of the Formula. The 5.66 multiplier has not been assessed for change since that time. The Market Factor is a numerical factor which is reviewed and set by the Board of Directors as part of the valuation process. Historical values for each variable contained in the Formula are set forth in the table on page 12.



     In determining a fair market value for the Class A Common Stock, the Board of Directors considers the performance of the general securities markets and relevant industry groups, the historical financial performance of the Company versus comparable public companies, the prospects for the Company's future performance, general economic conditions, input from an independent appraisal firm and other relevant factors. The Board of Directors sets the Market Factor at the value which causes the Formula to yield a price equal to a fair market value for the Class A Common Stock as determined by the Board. In conjunction with the Board of Directors' valuation process, an appraisal of Class A Common Stock is prepared by an independent appraisal firm for the Committee and is relied upon by the Committee and the Board of Directors. The Formula Price and Market Factor, as determined by the Board of Directors, remains in effect until subsequently changed by the Board of Directors. The price of the Class A Common Stock and the Market Factor could be subject to greater fluctuations in the future than in the past due to the Company's plans to increase (i) the proportion of the Company's business involving private sector customers, interna-tional customers and information technology, (ii) the financial leverage impact of increased debt levels of the Company if debt financing is used to finance the Bellcore acquisition or for other purposes and (iii) other equity transactions that the Company may pursue. See "Risk Factors -- Possible Volatility of Stock Price."


     The Formula Price of the Class A Common Stock, expressed as an equation, is as follows:

                  E        5.66MP
Formula Price =        +
                 ---       -------
                  W1          W


     The Board of Directors has broad discretion to modify or even delete the Formula in its entirety. Nevertheless, other than the quarterly review and possible modification of the Market Factor, the Board of Directors will not change the Formula unless (i) in the good faith exercise of its fiduciary duties and after consultation with the Company's independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A Common Stock, the Board of Directors, including a majority of the directors who are not employees of the Company, determines that the Formula no longer results in a fair market value for the Class A Common Stock or (ii) a change in the Formula or the method of valuing the Class A Common Stock is required under applicable law. The Formula was modified by the Board of Directors on April 14, 1995 to delete a limitation that the Formula Price not be less than 90% of the net book value per share of the Class A Common Stock at the end of the quarter immediately preceding the date on which a price revision is to occur (the "Book Value Floor"). The modification was intended to ensure that the Formula Price would be a fair market value as required by law. The Formula Price has always exceeded the Book Value Floor, and the Book Value Floor has never been used to establish the Formula Price. With the exception of this modification, the Formula has not been modified by the Board of Directors since March 23, 1984. See "Risk Factors -- Offering Price Determined by Formula."



     The following table sets forth information concerning the Formula Price for the Class A Common Stock, the applicable price for the Class B Common Stock and each of the variables contained in the Formula, including the Market Factor, in effect for the periods beginning on the dates indicated. There can be no assurance that the Class A Common Stock or the Class B Common Stock will in the future provide returns comparable to historical returns. See "Risk Factors -- No Assurances Regarding Future Returns." The Board of Directors believes that the valuation process results in a fair market value for the Class A Common Stock within a broad range of financial criteria.



                                                                                "W" OR          PRICE          PRICE
                                 "E" OR        "W(1)" OR                       WEIGHTED       PER SHARE      PER SHARE
                     MARKET   STOCKHOLDERS       SHARES         "P" OR       AVG. SHARES      OF CLASS A     OF CLASS B
       DATE          FACTOR    EQUITY(1)     OUTSTANDING(2)   EARNINGS(3)   OUTSTANDING(4)   COMMON STOCK   COMMON STOCK
-------------------  ------   ------------   --------------   -----------   --------------   ------------   ------------
April 14, 1995.....   1.50     387,564,000     48,680,843      49,052,000     49,264,148        $16.41        $  82.05
July 14, 1995......   1.60     411,359,000     49,631,252      52,195,000     49,743,769        $17.79        $  88.95
October 13, 1995...   1.60     430,713,000     50,443,296      53,983,000     50,218,431        $18.27        $  91.35
January 12, 1996...   1.70     447,858,000     50,880,566      55,511,000     50,752,815        $19.33        $  96.65
April 12, 1996.....   1.80     459,097,000     50,848,815      57,296,000     51,306,036        $20.41        $ 102.05
July 12, 1996......   2.00     476,734,000     51,526,715      57,601,000     51,594,455        $21.89        $ 109.45
October 11, 1996...   2.10     482,172,000     51,418,186      58,657,000     51,830,619        $22.83        $ 114.15
January 10, 1997...   2.40     507,235,000     52,094,779      62,098,000     52,003,218        $25.96        $ 129.80
April 11, 1997.....   2.40     527,459,000     52,682,394      63,680,000     52,308,789        $26.55        $ 132.75


---------------


(1) "E" or Stockholders Equity is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.



(2) "W(1)" or Shares Outstanding is the number of outstanding common shares and common share equivalents at the end of that fiscal quarter.



(3) "P" or Earnings is the earnings of the Company for the four fiscal quarters immediately preceding the price determination.

(4) "W" or Weighted Average Shares Outstanding is the weighted average number of outstanding common shares and common share equivalents for the four fiscal quarters immediately preceding the price determination, as used by the Company in computing primary earnings per share.

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

     The following table summarizes revenues by contract type for the last three years:

                                                                  YEAR ENDED JANUARY 31
                                                                  ----------------------
                                                                  1997     1996     1995
                                                                  ----     ----     ----
    Contract type:
      Cost-reimbursement........................................    54%      54%      59%
      Time-and-materials and fixed-price level-of-effort........    22%      26%      22%
      Firm fixed-price..........................................    24%      20%      19%
                                                                  ----     ----     ----
    Total.......................................................   100%     100%     100%
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

     SG&A expenses as a percentage of revenues (excluding interest income) were 8.0%, 8.1% and 7.6% in 1997, 1996 and 1995, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. While the level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources, B&P costs have remained constant in relation to revenues over the past three years. IR&D costs also remained relatively constant in relation to revenues over the past three years. G&A expenses as a percentage of total revenues were 5.6% in 1997 compared to 5.8% in 1996 and 5.2% in 1995. The higher level of G&A expenses in 1997 and 1996 was primarily attributable to the increased charges taken to income for the amortization and impairment of goodwill. Continued declining operating results of certain acquired companies made the recovery of certain goodwill unlikely as determined by the undiscounted cash flow method. The Company reduced goodwill by $6.2 million to its estimated recoverable value. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.


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



                                          SCIENCE APPLICATIONS


                                          INTERNATIONAL CORPORATION


                                          (Registrant)



                                          By         /s/ P.N. PAVLICS

                                            ------------------------------------

                                                        P.N. Pavlics


                                                Principal Accounting Officer


                                               and Authorized Representative



Date: June 10, 1997

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

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     YEAR ENDED JANUARY 31
                                                                 ------------------------------
                                                                   1997       1996       1995
                                                                 --------   --------   --------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income...................................................  $ 63,680   $ 57,296   $ 49,052
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................    50,182     35,380     27,738
     Non-cash compensation.....................................    22,654     13,224      9,898
     Loss on disposal of property and equipment................       895      1,385      1,583
     Increase (decrease) in cash, excluding effects of
       acquisitions, resulting from changes in:
       Receivables.............................................   (37,203)   (75,139)   (42,623)
       Inventories.............................................     8,111    (13,257)    (4,477)
       Prepaid expenses and other current assets...............    (3,427)     5,260     (2,129)
       Progress payments.......................................   (25,138)    10,660     11,443
       Deferred income taxes...................................   (18,202)     1,583      1,547
       Other assets............................................   (11,704)    (5,049)    (8,280)
       Accounts payable and accrued liabilities................    46,678      4,701     44,734
       Accrued payroll and employee benefits...................    (8,188)    12,637     16,538
       Income taxes payable....................................     1,223     (2,774)     8,520
                                                                 --------   --------   --------
                                                                   89,561     45,907    113,544
                                                                 --------   --------   --------
Cash flows from investing activities:
  Expenditures for property and equipment......................   (37,747)   (33,112)   (20,188)
  Expenditures for land and buildings..........................    (4,555)    (1,233)   (15,437)
  Acquisitions of certain business assets, net of cash
     acquired..................................................   (23,151)     1,475    (71,109)
  Investments in affiliates....................................              (21,367)
  Proceeds from disposal of property and equipment.............       727        332        297
  Proceeds from sale of debt securities available for sale.....     7,576     12,478
  Purchases of debt securities held to maturity................                         (13,913)
                                                                 --------   --------   --------
                                                                  (57,150)   (41,427)  (120,350)
                                                                 --------   --------   --------
Cash flows from financing activities:
  Increase in notes payable and long-term liabilities..........    15,389      3,398      2,150
  Reduction of notes payable and long-term liabilities.........   (10,038)    (6,839)   (10,960)
  Income tax benefit from employee stock transactions..........    10,431      7,143      3,557
  Sales of common stock........................................    19,720     14,834      4,744
  Repurchases of common stock..................................   (45,399)   (28,454)   (18,038)
                                                                 --------   --------   --------
                                                                   (9,897)    (9,918)   (18,547)
                                                                 --------   --------   --------
  Increase (decrease) in cash and cash equivalents.............    22,514     (5,438)   (25,353)
  Cash and cash equivalents at beginning of year...............    22,765     28,203     53,556
                                                                 --------   --------   --------
  Cash and cash equivalents at end of year.....................  $ 45,279   $ 22,765   $ 28,203
                                                                 ========   ========   ========
Supplemental schedule of non-cash investing and financing
  activities:
  Repurchase of common stock upon exercise of stock options....  $ 17,778   $ 13,505   $ 12,677
                                                                 ========   ========   ========
  Long-term mortgage assumed upon purchase of land and
     building..................................................  $  6,919   $     --   $     --
                                                                 ========   ========   ========
  Issuance of common stock for acquisitions of certain business
     assets....................................................  $     --   $ 10,673   $  5,282
                                                                 ========   ========   ========
  Liabilities assumed in acquisitions of certain business
     assets....................................................  $ 17,072   $ 17,839   $ 25,532
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


     During 1997, the Company determined that there was evidence that events and changes in circumstances have made recovery of certain goodwill unlikely. The Company determined that $6,154,000 of the carrying value of goodwill was impaired; accordingly, that amount was charged to income and included in selling, general and administrative expense.


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


     In January 1997, the Company entered into forward treasury lock agreements for a total of $200,000,000 which mature in October and November of 1997. Such agreements were entered into to manage exposure to fluctuations in interest rates on an anticipated, probable issuance of debt that will be used to finance an anticipated, probable acquisition (Note B). Expected terms of the debt are ten year fixed rate notes in the amount of $200,000,000. Gains or losses resulting from the differential to be paid or received are deferred and will be recorded as adjustments to interest expense over the term of the underlying debt. In the event of an early termination of these contracts which have been designated as hedges, the gain or loss will continue to be deferred and recorded as an adjustment to interest expense over the remaining term of the underlying debt.


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

  Foreign currency


     Financial statements of international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of stockholders' equity. The functional currency of the Company's foreign subsidiaries (INTESA, SAIC Colombia, Limitada and SAIC de Mexico) that operate in a highly inflationary economy is the U.S. dollar. The monetary assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, while revenues, expenses, gains and losses

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION are translated at the average exchange rate for the period, except for items related to non-monetary assets and liabilities, which are translated at historical rates. Resulting re-measurement gains or losses of these foreign subsidiaries are recognized in the consolidated results of operations.

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
                                                                     ========     ========


     Unbilled receivables at January 31, 1997 and 1996 include $13,976,000 and $20,586,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. These amounts have been included in Technical Services revenues. The balance of unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company's control. Based on the Company's historical experience, the majority of the retention balance is expected to be collected beyond one year.


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

     The Company has an Employee Stock Ownership Plan (the "Plan") in which eligible employees participate. Cash contributions to the Plan are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the Company common stock or cash in the year of contribution. The vesting requirements for the Plan are the same as the PSRP. Shares of Company common

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION stock distributed from the Plan bear a limited put option that, if exercised, would require the Company to repurchase the shares at their then current fair value. At January 31, 1997, the Plan held 15,482,000 shares of Class A common stock and 30,000 shares of Class B common stock with a combined fair value of $405,807,000. Contributions charged to income under the Plan were $29,492,000, $10,259,000 and $10,516,000 for 1997, 1996 and 1995, respectively.

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


     The Company also has an Employee Stock Purchase Plan which allows eligible employees to purchase shares of the Company's Class A common stock, with the Company contributing 5% of the existing fair market value in 1997. There are no charges to income under this plan. Effective for 1998, the Company increased its contribution to 10% and will not recognize compensation expense but disclose the proforma effect on net income and earnings per share (Note J).


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

     Maturities of long-term liabilities are as follows:

    YEAR ENDING JANUARY 31                                                   (IN THOUSANDS)
    -----------------------------------------------------------------------  --------------
    1998...................................................................     $ 21,287
    1999...................................................................       14,452
    2000...................................................................        3,574
    2001...................................................................          676
    2002...................................................................          404
    2003 and after.........................................................       25,235
                                                                                --------
                                                                                $ 65,628
                                                                                ========

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

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     A summary of changes in outstanding options under the plans during the three years ended January 31, 1997, is as follows:

                                                                                      SHARES OF CLASS A
                                               SHARES OF CLASS A                        COMMON STOCK
                                                 COMMON STOCK      WEIGHTED-AVERAGE   EXERCISABLE UNDER
                                                 UNDER OPTIONS      EXERCISE PRICE         OPTIONS
                                               -----------------   ----------------   -----------------
                                                (IN THOUSANDS)                         (IN THOUSANDS)
    January 31, 1994.........................        10,689             $10.70              3,315
      Options granted........................         3,201             $14.38
      Options canceled.......................          (646)            $11.75
      Options exercised......................        (1,591)            $ 9.23
                                                    -------
    January 31, 1995.........................        11,653             $11.86              4,014
      Options granted........................         3,383             $16.33
      Options canceled.......................          (493)            $12.62
      Options exercised......................        (2,226)            $ 9.96
                                                    -------
    January 31, 1996.........................        12,317             $13.39              4,467
      Options granted........................         3,606             $20.27
      Options canceled.......................          (640)            $15.16
      Options exercised......................        (2,454)            $10.76
                                                    -------
    January 31, 1997.........................        12,829             $15.73              4,429
                                               =============

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