Form 10-Q
period 1997-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1997-06-12
CIK 353394

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X/ NO ___

         As of May 31, 1997, the registrant had 49,614,025 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 321,203 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   Condensed Consolidated Statement of Income
               (Unaudited, in thousands, except per-share amounts)


                                                                        Three months ended
                                                                 --------------------------------
                                                                 April 30, 1997    April 30, 1996
                                                                 --------------    --------------
Revenues                                                             $624,527          $516,921
                                                                     --------          --------
Costs and expenses:
     Cost of revenues                                                 545,786           451,853
     Selling, general and administrative expenses                      45,423            40,617
     Interest expense                                                   1,545             1,064
     Minority interest in income of consolidated subsidiary             1,088
                                                                     --------          --------
                                                                      593,842           493,534
                                                                     --------          --------

Income before income taxes                                             30,685            23,387
Provision for income taxes                                             13,809            10,290
                                                                     --------          --------
Net income                                                           $ 16,876          $ 13,097
                                                                     --------          --------

Earnings per share                                                   $    .32          $    .26
                                                                     ========          ========





















     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                              April 30, 1997        January 31, 1997
                                                                              --------------        ----------------
                                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $   147,810           $    45,279
     Restricted cash                                                                 25,283                14,456
     Receivables                                                                    507,021               567,634
     Inventories                                                                     15,571                33,983
     Prepaid expenses and other current assets                                       11,457                12,708
     Deferred income taxes                                                           42,890                37,155
                                                                                -----------            ----------
         Total current assets                                                       750,032               711,215

Property and equipment (less accumulated depreciation
     of $125,987 and $130,488 at April 30, 1997
     and January 31, 1997, respectively)                                             88,507                89,027
Land and buildings (less accumulated depreciation of
     $14,133 and $13,444 at April 30, 1997
     and January 31, 1997, respectively)                                            112,546                96,768

Intangible assets (less accumulated amortization of                                  57,060                59,569
     $46,386 and $43,870 at April 30, 1997
     and January 31, 1997, respectively)
Other assets                                                                         56,559                55,883
                                                                                -----------            ----------
                                                                                $ 1,064,704            $1,012,462
                                                                                ===========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                   $   279,152           $   271,282
     Accrued payroll and employee benefits                                          129,599               131,234
     Income taxes payable                                                            24,611                16,859
     Notes payable and current portion of long-term liabilities                      20,184                21,287
                                                                                -----------            ----------
         Total current liabilities                                                  453,546               440,662
                                                                                -----------            ----------

Long-term liabilities                                                                50,786                44,341
                                                                                -----------            ----------
Minority interest in consolidated subsidiary                                          1,088
                                                                                -----------
Stockholders' equity:
     Common stock:
        Class A, $.01 par value
           Authorized: 100,000 shares
           Issued and outstanding:
              April 30, 1997 - 49,251 shares                                            492
              January 31, 1997 - 48,013 shares                                                                480
        Class B, $.05 par value
           Authorized: 5,000 shares
           Issued and outstanding:
              April 30, 1997 - 321 shares                                                16
              January 31, 1997 - 326 shares                                                                    16
     Additional paid-in capital                                                     346,496               304,658
     Retained earnings                                                              223,178               232,562
     Other stockholders' equity                                                     (10,898)              (10,257)
                                                                                -----------            ----------
           Total stockholders' equity                                               559,284               527,459
                                                                                -----------            ----------
                                                                                $ 1,064,704            $1,012,462
                                                                                ===========            ==========




     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                            (Unaudited, in thousands)


                                                                                              Three months ended
                                                                                      April 30, 1997        April 30, 1996
                                                                                      --------------        --------------
Cash flows from operating activities:
    Net income                                                                            $  16,876           $  13,097
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                         10,176               8,270
       Non-cash compensation                                                                 16,574              12,877
       Minority interest in income of consolidated subsidiary                                 1,088
       Loss on disposal of property and equipment                                               188                 354
       Increase (decrease) in cash, excluding effects of
         acquisitions, resulting from changes in:
         Receivables                                                                         42,892              30,459
         Inventories                                                                          4,462               3,655
         Prepaid expenses and other current assets                                            1,012               1,141
         Progress payments                                                                    1,161               4,784
         Deferred income taxes                                                               (5,735)                252
         Other assets                                                                        (5,336)              1,582
         Accounts payable and accrued liabilities                                           (13,710)            (14,800)
         Accrued payroll and employee benefits                                                 (429)            (33,224)
         Income taxes payable                                                                 7,752               2,254
                                                                                          ---------           ---------
                                                                                             76,971              30,701
                                                                                          ---------           ---------
Cash flows from investing activities:
    Expenditures for property and equipment                                                 (12,416)             (7,108)
    Expenditures for land and buildings                                                     (16,728)             (3,676)
    Acquisitions of certain business assets                                                    (150)
    Proceeds from sale of certain business assets                                            47,488
    Proceeds from disposal of property and equipment                                          3,649                 100
    Proceeds from sale of debt securities available for sale                                                      5,602
                                                                                          ---------           ---------
                                                                                             21,843              (5,082)
                                                                                          ---------           ---------
Cash flows from financing activities:
    Increase in notes payable and long-term liabilities                                       2,643
    Reduction of notes payable and long-term liabilities                                       (291)             (1,070)
    Income tax benefit from employee stock transactions                                       2,310               1,311
    Sales of common stock                                                                    23,005               5,650
    Repurchases of common stock                                                             (23,950)            (12,832)
                                                                                          ---------           ---------
                                                                                              3,717              (6,941)
                                                                                          ---------           ---------
Increase in cash and cash equivalents                                                       102,531              18,678
Cash and cash equivalents at beginning of period                                             45,279              22,765
                                                                                          ---------           ---------
Cash and cash equivalents at end of period                                                $ 147,810           $  41,443
                                                                                          =========           =========

Supplemental schedule of non-cash investing and financing activities:
    Repurchases of common stock upon exercise of stock options                            $  10,488           $   8,296
                                                                                          =========           =========





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

Certain amounts from the three months ended April 30, 1996 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three months ended April 30, 1997.

In the opinion of management, the unaudited financial information for the three months ended April 30, 1997 and 1996 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1997 Annual Report to Stockholders.

Note B - Restricted Cash:

The Company's wholly-owned subsidiary, Network Solutions, Inc. ("NSI") has an agreement with the National Science Foundation which requires NSI to set aside 30% of the cash collections from domain name registrations revenue to be reinvested for the enhancement of the intellectual infrastructure of the Internet. The Company also has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

Note C - Receivables:

Unbilled accounts receivable include $19,051,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at April 30, 1997.

Note D - Composition of Certain Financial Statement Captions:

                                                                      April 30, 1997
                                                                      --------------
                                                                      (in thousands)
Inventories:
    Contracts-in-process                                                 $ 6,113
    Raw materials                                                          9,458
                                                                         -------
                                                                         $15,571
                                                                         =======


Note E - Notes Payable:

The Company has substantially equivalent unsecured revolving credit loan agreements with three banks with commitments totaling $105,000,000 which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit, or interbank offshore borrowing rates. Annual facility fees are 1/8 of 1% of the total commitment during the revolving credit term. There were no balances outstanding under the credit loan agreements at April 30, 1997 and the entire $105,000,000 was available under the most restrictive debt covenants of the credit loan agreements.

Note F - Income Taxes:

Income taxes for interim periods are computed using the estimated annual effective rate method.

Note G - Commitments and Contingencies:

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

Note H - Sale of SAIT Business Unit:

On March 7, 1997, the Company sold the majority of the net assets of the SAIT business unit. The purchase price is subject to potential adjustments, plus contingent payments if certain milestones are achieved by the business post closing. Under the agreement, the Company also retains certain contingent liabilities. The closing statement of position has been submitted to the buyer. As of April 30, 1997, final settlement and adjustments with the buyer were pending. Given the stage of the settlement period and certain contingent liabilities, the net assets sold are no longer included in the consolidated financial position, however, the impact of the sale on the consolidated results of operations will not be recorded until such time that the final closing statement and any contingent liabilities have been finalized. The Company, however, does not anticipate a loss on the sale.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Revenues for the three months ended April 30, 1997 increased 20.8% compared to the same period of the prior year. INTESA, the Company's consolidated 60% owned joint venture which was formed on January 2, 1997, was directly responsible for 5.5% of the increase. INTESA was formed with Venezuela's national oil company to provide information technology services in Latin America. The remaining increase in revenues of 15.3% was attributable to internal growth in the traditional business areas which continued to shift toward lower cost service type contracts. This business shift reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At April 30, 1997, the Company had approximately 22,200 full-time employees compared to approximately 19,900 at April 30, 1996. Material and subcontract ("M&S") revenues were $156 million and $125 million for the three months ended April 30, 1997 and 1996, respectively. As a percentage of total revenues, M&S revenues have remained relatively constant at 25% and 24% for the three months ended April 30, 1997 and 1996, respectively.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts increased to 27% for the three months ended April 30, 1997 compared to 19% for the same period of the prior year. The increase in revenues from FFP contracts is related to the growth in non-U.S. Government revenues. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 17% and 26% of revenues for the three months ended April 30, 1997 and 1996, respectively, while cost reimbursement contracts were 56% and 55% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

The cost of revenues as a percentage of revenues (excluding interest income) remained constant at 87.5% for the three months ended April 30, 1997 and 1996.

Selling, general and administrative ("SG&A") expenses as a percentage of revenues (excluding interest income) were 7.3% and 7.9% for the three months ended April 30, 1997 and 1996, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. B&P costs decreased as a percentage of revenues. The level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources. IR&D and G&A costs remained constant as a percentage of revenues.

Interest expense for the three months ended April 30, 1997 and 1996 primarily relates to interest on building mortgages, deferred compensation, notes payable and borrowings under the Company's revolving credit loan agreements.

The consummation of the acquisition of Bell Communications Research, Inc. ("Bellcore") is subject to certain conditions and contingencies, including regulatory approvals which are expected to be obtained within four to nine months from April 30, 1997. The Company has no assurance that the acquisition will be completed. The acquisition, if completed, would result in a substantial growth in both the employee base and commercial revenues of the Company. The Company intends to finance a substantial portion of the purchase price of Bellcore with debt financing. The growth and additional debt of this potential acquisition may place a significant strain on the Company's management, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations or that the Company's systems, procedures or controls will be adequate to support the integration of the acquired business. Any inability to effectively manage the growth could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. At April 30, 1997 and 1996, there were no borrowings outstanding under such agreements, and cash and cash-equivalents totaled $148 million and $41 million, respectively.

Cash flows generated from operating activities were $77 million for the three months ended April 30, 1997 compared to $31 million for the same period of the prior year. Receivable days outstanding as of April 30, 1997 were 59 days compared to 63 days for the same period of the prior year. Average receivable days outstanding for the three months ended April 30, 1997 were 68 days compared to 66 days for the same period of the prior year. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows from investing activities generated cash of $22 million for the three months ended April 30, 1997 compared to a use of cash of $5 million for the same period of the prior year. The source of cash was primarily generated from the sale of net assets of the SAIT business unit, which is discussed in the Notes to Condensed Consolidated Financial Statements, and was partially offset by the purchase of land and buildings and increased expenditures for property and equipment.

The Company generated $4 million in cash from financing activities for the three months ended April 30, 1997 compared to a use of cash of $7 million for the same period for the prior year. The source of cash for financing activities for the three months ended April 30, 1997 was generated from an increase in long-term liabilities and the income tax benefit derived from employee stock options, whereas for the same period of the prior year, the Company utilized cash for repurchases of common stock.

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



Date:  June 12, 1997                         /s/W. A. Roper

                                             Senior Vice President and
                                             Chief Financial Officer and
                                             as a duly authorized officer

                                  Exhibit Index
                 Science Applications International Corporation
                       Fiscal Quarter Ended April 30, 1997



Exhibit                                                           Sequential
  No.             Description of Exhibits                          Page No.
-------  ------------------------------------------------         ----------

  11     Statement re:  Computation of Per Share Earnings         ----------

  27     Financial Data Schedule                                  ----------