Form 10-K405/A
period 1997-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1997-07-03
CIK 353394

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


     The Limited Market generally permits existing stockholders to sell shares of Class A Common Stock on four predetermined days each year (each a "Trade Date"). All shares of Class B Common Stock to be sold in the Limited Market must first be converted into five times as many shares of Class A Common Stock. All sales are made at the prevailing price of the Class A Common Stock determined by the Board of Directors pursuant to the valuation process described below, which includes the formula set forth below (the "Formula Price") to employees, consultants and directors of the Company who have been approved by the Board of Directors or the Operating Committee of the Board of Directors as being entitled to subscribe to purchase up to a specified number of shares of Class A Common Stock. In addition, the trustees of the Company's Employee Stock Ownership Plan ("ESOP"), Cash or Deferred Arrangement ("CODA"), 1995 Employee Stock Purchase Plan, Stock Compensation Plan, Management Stock Compensation Plan, Key Executive Stock Deferral Plan and the Syntonic Technology, Inc. Retirement Savings Plan ("Syntonic Savings Plan") (collectively, the "Benefit Plans") may also purchase shares of Class A Common Stock for their respective trusts in the Limited Market. All sellers in the Limited Market (other than the Company, ESOP, CODA and the Syntonic Savings Plan) pay Bull, Inc. a commission equal to two percent of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.


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

PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK


     The price of the Class A Common Stock is established by the Board of Directors pursuant to the valuation process described below, which includes the formula set forth below. The Board of Directors sets the Market Factor (as defined below) in the formula at the value which causes the formula to yield the price which the Board of Directors believes represents a fair market value. The Formula Price is the price at which the Class A Common Stock trades in the Limited Market and is reviewed by the Board of Directors at least four times each year, generally in conjunction with Board of Directors meetings which are currently scheduled for January, April, July and October. Pursuant to the Company's Certificate of Incorporation, the price applicable to shares of Class B Common Stock is equal to five times the Formula Price.



     The following formula ("Formula") is one element of the valuation process used in determining the Formula Price: the price per share is equal to the sum of (i) a fraction, the numerator of which is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W1") and (ii) a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "Market Factor"), multiplied by the earnings of the Company for the four fiscal quarters immediately preceding the price determination ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by the Company in computing primary earnings per share ("W"). The number of outstanding common shares and common share equivalents described above assumes the conversion of each share of Class B Common Stock into five shares of Class A Common Stock. The 5.66 multiplier is a constant which was first included in the Formula in March 1976 to cause the price generated by the Formula to equal the fair market value of the Class A Common Stock as determined by the Board of Directors following an amendment of the Formula. The 5.66 multiplier has not been assessed for change since that time. The Market Factor is a numerical factor which is reviewed and set by the Board of Directors as part of the valuation process. Historical values for each variable contained in the Formula are set forth in the table on page 12.



     In determining the price of the Class A Common Stock, the Board of Directors considers the performance of the general securities markets and relevant industry groups, the historical financial performance of the Company versus comparable public companies, the prospects for the Company's future performance, general economic conditions, input from an independent appraisal firm and other relevant factors. The Board of Directors sets the Market Factor at the value which causes the Formula to yield a price equal to the Board of Directors' assessment of a fair market value for the Class A Common Stock. In conjunction with the Board of Directors' valuation process, an appraisal of Class A Common Stock is prepared by an independent appraisal firm for the Committee. Valuation input from the appraiser is one of the factors considered by the Board of Directors in establishing the Formula Price. The Formula Price and Market Factor, as determined by the Board of Directors, remains in effect until subsequently changed by the Board of Directors. The price of the Class A Common Stock and the Market Factor could be subject to greater fluctuations in the future than in the past due to the Company's plans to increase (i) the proportion of the Company's business involving private sector customers, international customers and information technology,

(ii) the financial leverage impact of increased debt levels of the Company if debt financing is used to finance the Bellcore acquisition or for other purposes and (iii) other equity transactions that the Company may pursue. See "Risk Factors -- Possible Volatility of Stock Price."

     The Formula Price of the Class A Common Stock, expressed as an equation, is as follows:

                  E        5.66MP
Formula Price =        +
                 ---       -------
                  W1          W


     A valuation formula containing consideration of stockholder equity and earnings per share was first used by the Board of Directors in establishing the stock price of the Class A Common Stock in 1972. The formula was amended in 1973, by inclusion of the Market Factor, to reflect the broad range of business, financial and market forces that also affect the fair market value of the Class A Common Stock. The Board of Directors has a fiduciary responsibility to establish a value for the Class A Common Stock which it believes to represent a fair market value. The formula is one element of the valuation process used by the Board of Directors. As the nature of the Company's business and financial position has evolved, and as the nature of the market has evolved, the value assigned by the Board of Directors to the Market Factor has been subject to larger and more frequent changes. Nonetheless, the Board of Directors has found that the formula continues to be a useful element in the valuation process.



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



     The following table sets forth information concerning the Formula Price for the Class A Common Stock, the applicable price for the Class B Common Stock and each of the variables contained in the Formula, including the Market Factor, in effect for the periods beginning on the dates indicated. There can be no assurance that the Class A Common Stock or the Class B Common Stock will in the future provide returns comparable to historical returns. See "Risk Factors -- No Assurances Regarding Future Returns." The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A Common Stock within a broad range of financial criteria.


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

3. EXHIBITS

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------      ------------------------------------------------------------------------------------
3(a)   --   Restated Certificate of Incorporation of the Registrant, as amended July 19, 1990.
            Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K
            for the fiscal year ended January 31, 1991 (the "1991 10-K").
3(b)   --   Bylaws of the Registrant, as amended through April 11, 1997.
4(a)*  --   Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of the
            Registrant (form dated August 1992). Incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31,
            1993 (the "1993 10-K").

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------      ------------------------------------------------------------------------------------
4(b)*  --   Form of Stock Restriction Agreement of the Registrant's Employee Stock Ownership
            Plan (form dated March 1, 1985). Incorporated by reference to Exhibit 4(e) to
            Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1985
            (the "1985 10-K").
4(c)*  --   Form of Stock Restriction Agreement of the Registrant's Bonus Compensation Plan
            (form dated October 1990). Incorporated by reference to Exhibit 4(f) to the 1991
            10-K.
4(d)*  --   Form of Stock Restriction Agreement of the Registrant's Cash or Deferred Arrangement
            (TRASOP Account) (form dated March 1, 1985). Incorporated by reference to Exhibit
            4(g) to the 1985 10-K.
4(e)*  --   Registrant's Bonus Compensation Plan, as amended through April 2, 1991. Incorporated by reference to Exhibit 4(l) to the 1991 10-K.
4(f)*  --   Registrant's 1982 Stock Option Plan, as amended through June 9, 1989. Incorporated by reference to Exhibit 4(n) to Registrant's Annual Report on Form 10-K for the
            fiscal year ended January 31, 1990 (the "1990 10-K").
4(g)*  --   Registrant's 1992 Stock Option Plan as amended through November 3, 1994.
            Incorporated by reference to Exhibit 4(g) to the Registrant's Annual Report on Form
            10-K for the fiscal year ended January 31, 1995 (the "1995 10-K").
4(h)*  --   Form of Non-Qualified Stock Option Agreement (Employee, Director and Consultant)
            1982 Stock Option Plan (form dated October 1990). Incorporated by reference to
            Exhibit 4(p) to the 1991 10-K.
4(i)*  --   Form of Stock Restriction Agreement of the Registrant's Employee Stock Ownership
            Plan (TRASOP Account) (form dated April 1, 1991). Incorporated by reference to
            Exhibit 4(r) to the 1991 10-K.
4(j)*  --   Form of Stock Restriction Agreement of the Registrant's Bonus Compensation Plan
            (form dated July 1992). Incorporated by reference to Exhibit 4(v) to the 1993 10-K.
4(k)*  --   Registrant's Stock Compensation Plan, as amended through April 3, 1996. Incorporated by reference to Exhibit 4(k) to the Registrant's Annual Report on Form 10-K for the
            fiscal year ended January 31, 1996 (the "1996 10-K").
4(l)*  --   Registrant's Management Stock Compensation Plan, as amended through April 3, 1996.
            Incorporated by reference to Exhibit 4(l) to the 1996 10-K.
4(m)*  --   Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of the
            Registrant (form dated February 1995). Incorporated by reference to Exhibit 4(n) to the 1995 10-K.
4(n)*  --   Form of Non-Qualified Stock Option Agreement -- 1992 Stock Option Plan of the
            Registrant (form dated February 1995). Incorporated by reference to Exhibit 4(o) to the 1995 10-K.
4(o)*  --   Form of Stock Restriction Agreement of the Registrant's Bonus Compensation Plan
            (form dated March 1995). Incorporated by reference to Exhibit 4(p) to the 1995 10-K.
4(p)*  --   1995 Employee Stock Purchase Plan. Incorporated by reference to Annex II to the
            Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders as filed
            June 1995 with the SEC (the "1995 Proxy").
4(q)*  --   1995 Stock Option Plan. Incorporated by reference to Annex I to the 1995 Proxy.
4(r)*  --   Registrant's Keystaff Deferral Plan, as amended through November 1, 1995.
            Incorporated by reference to Exhibit 4(r) to the 1996 10-K.
4(s)*  --   Registrant's Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit
            4(s) to the 1996 10-K.
4(t)*  --   Form of Non-Qualified Stock Option Agreement -- 1995 Stock Option Plan of the
            Registrant (form dated August 1995). Incorporated by reference to Exhibit 4(t) to the 1996 10-K.
4(u)*  --   Form of Incentive Stock Option Agreement -- 1995 Stock Option Plan of the Registrant
            (form dated August 1995). Incorporated by reference to Exhibit 4(u) to the 1996
            10-K.

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------      ------------------------------------------------------------------------------------
4(v)*  --   Form of Stock Restriction Agreement of the Registrant's Key Executive Stock Deferral
            Plan (form dated March 1996). Incorporated by reference to Exhibit 4(v) to the 1996
            10-K.
4(w)*  --   Form of Alumni Stock Agreement.
10(a)  --   Credit Agreement with Bank of America NT&SA dated as of April 7, 1995. Incorporated by reference to Exhibit 10(a) to the Form 10- Q for the fiscal quarter ended April
            30, 1995 ("April 1995 10-Q").
10(b)  --   Credit Agreement with Citicorp USA, Inc. dated as of April 7, 1995. Incorporated by reference to Exhibit 10(b) to the April 1995 10-Q.
10(c)  --   Credit Agreement with Morgan Guaranty Trust Company of New York dated as of April 7,
            1995. Incorporated by reference to Exhibit 10(c) to the April 1995 10-Q.
 11    --   Statement re: computation of per share earnings.
 21    --   Subsidiaries of the Registrant.
 27    --   Financial Data Schedule.
28(a)  --   Annual Report of the Registrant's Employee Stock Purchase Plan for the plan year ended January 31, 1997.
28(b)  --   Annual Report of the Registrant's Cash or Deferred Arrangement for the plan year ended December 31, 1996.
28(c)  --   Annual Report of the Registrant's subsidiary's (Syntonic Technology, Inc. doing business as TransCore), TransCore Retirement Savings Plan for the plan year ended
            December 31, 1996. Incorporated by reference to the Exhibit to Registrant's Current
            Report on Form 8-K dated June 30, 1997.


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


Date: July 2, 1997

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

  Investment securities


     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity or available for sale and are recorded at amortized cost and fair value, respectively. As of January 31, 1997, the Company had $16,161,000 in debt securities classified as cash equivalents held to maturity. As of January 31, 1996, the Company had debt securities of $7,654,000 and $11,428,000 classified as available for sale and cash equivalents held to maturity, respectively. Gross unrealized gains and losses on the Company's available for sale securities were not significant.


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

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     A general public market for the Company's common stock does not exist. Periodic determinations of the price of the common stock is made by the Board of Directors pursuant to a valuation process which includes a stock price formula. Valuation input from an independent appraisal firm is one of the factors considered by the Board of Directors in establishing the stock price. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A Common Stock within a broad range of financial criteria. The Board of Directors reserves the right to alter the formula and valuation process.


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

  Foreign currency

     Financial statements of international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of stockholders' equity. The functional currency of the Company's foreign subsidiaries (INTESA, SAIC Colombia, Limitada and SAIC de Mexico) that operate in a highly inflationary economy is the U.S. dollar. The monetary assets and liabilities of these foreign subsidiaries are translated into

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

U.S. dollars at the exchange rate in effect at the balance sheet date, while revenues, expenses, gains and losses are translated at the average exchange rate for the period, except for items related to non-monetary assets and liabilities, which are translated at historical rates. Resulting re-measurement gains or losses of these foreign subsidiaries are recognized in the consolidated results of operations.

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