Form 10-Q
period 1997-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1997-09-11
CIK 353394

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of August 31, 1997, the Registrant had 49,597,854 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 320,105 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   Condensed Consolidated Statement of Income
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                            Three months ended                  Six months ended
                                      -----------------------------      -----------------------------
                                        July 31,          July 31,         July 31,         July 31,
                                          1997              1996             1997             1996
                                      -----------       -----------      -----------       -----------
Revenues                              $   700,961       $   600,596      $ 1,325,488       $ 1,117,517
                                      -----------       -----------      -----------       -----------
Costs and expenses:
    Cost of revenues                      614,282           521,018        1,161,585           974,138
    Selling, general and
      administrative expenses              54,497            49,733           99,920            90,350
    Interest expense                        1,308             1,368            2,853             2,432
    Other (income) expense, net            (4,046)            1,770           (5,563)              503
    Minority interest in income
      of consolidated subsidiary            1,607              --              2,695              --
                                      -----------       -----------      -----------       -----------
                                          667,648           573,889        1,261,490         1,067,423
                                      -----------       -----------      -----------       -----------
Income before income taxes                 33,313            26,707           63,998            50,094
Provision for income taxes                 14,990            11,626           28,799            21,916
                                      -----------       -----------      -----------       -----------
Net income                            $    18,323       $    15,081      $    35,199       $    28,178
                                      ===========       ===========      ===========       ===========
Earnings per share of
  common stock and equivalents        $       .34       $       .29      $       .66       $       .55
                                      ===========       ===========      ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      Condensed Consolidated Balance Sheet
                                 (in thousands)


                                                                    July 31, 1997   January 31, 1997
                                                                    -------------   ----------------
                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                       $   181,217       $    45,279
     Restricted cash                                                      31,699            14,456
     Receivables                                                         542,434           567,634
     Inventories                                                          16,378            33,983
     Prepaid expenses and other current assets                            16,185            12,708
     Deferred income taxes                                                49,375            37,155
                                                                     -----------       -----------
        Total current assets                                             837,288           711,215

Property and equipment (less accumulated depreciation
     of $130,759 and $130,488 at July 31, 1997 and
     January 31, 1997, respectively)                                      90,442            89,027
Land and buildings (less accumulated depreciation of
     $14,911 and $13,444 at July 31, 1997 and
     January 31, 1997, respectively)                                     111,777            96,768
Intangible assets (less accumulated amortization of
     $49,147 and $43,870 at July 31, 1997 and
     January 31, 1997, respectively)                                      53,926            59,569
Other assets                                                              54,507            55,883
                                                                     -----------       -----------
                                                                     $ 1,147,940       $ 1,012,462
                                                                     ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                        $   309,492       $   271,282
     Accrued payroll and employee benefits                               170,308           131,234
     Income taxes payable                                                 21,579            16,859
     Notes payable and current portion of long-term liabilities            9,129            21,287
                                                                     -----------       -----------
           Total current liabilities                                     510,508           440,662
                                                                     -----------       -----------
Long-term liabilities                                                     51,526            44,341
                                                                     -----------       -----------
Minority interest in consolidated subsidiary                               2,695
                                                                     -----------
Stockholders' equity:
     Common stock:
        Class A, $.01 par value
           Authorized: 100,000 shares
           Issued and outstanding:
           July 31, 1997 - 49,568 shares                                     496
           January 31, 1997 - 48,013 shares                                                    480
        Class B, $.05 par value
           Authorized: 5,000 shares
           Issued and outstanding:
           July 31, 1997 - 320 shares                                         16
           January 31, 1997 - 326 shares                                                        16
     Additional paid-in capital                                          363,602           304,658
     Retained earnings                                                   228,558           232,562
     Other stockholders' equity                                           (9,461)          (10,257)
                                                                     -----------       -----------
           Total stockholders' equity                                    583,211           527,459
                                                                     -----------       -----------
                                                                     $ 1,147,940       $ 1,012,462
                                                                     ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                            (Unaudited, in thousands)


                                                                                      Six months ended
                                                                               -----------------------------
                                                                               July 31, 1997   July 31, 1996
                                                                               -------------   -------------
Cash flows from operating activities:
      Net income                                                                 $  35,199       $  28,178

      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                           22,518          18,263
            Non-cash compensation                                                   22,431          13,267
            Minority interest in income of consolidated subsidiary                   2,695
            Net gain on sales of certain business assets                            (3,803)
            Loss on disposal of property and equipment                                 340             485
            Increase (decrease) in cash, excluding effects of acquisitions, resulting from changes in:
              Receivables                                                            8,764           4,171
              Inventories                                                            3,355           1,063
              Prepaid expenses and other current assets                             (3,716)         (2,813)
              Progress payments                                                      5,041           4,758
              Deferred income taxes                                                (12,220)            360
              Other assets                                                          (7,827)            327
              Accounts payable and accrued liabilities                              14,434         (12,278)
              Accrued payroll and employee benefits                                 40,262           5,941
              Income taxes payable                                                   4,720           2,572
                                                                                 ---------       ---------
                                                                                   132,193          64,294
                                                                                 ---------       ---------
Cash flows from investing activities:
      Expenditures for property and equipment                                      (23,062)        (19,761)
      Expenditures for land and buildings                                          (16,476)         (3,676)
      Acquisitions of certain business assets, net of cash                            (725)        (18,459)
      Proceeds from sales of certain business assets                                47,030
      Proceeds from disposal of property and equipment                               3,829             137
      Proceeds from sale of debt securities available for sale                                       7,576
                                                                                 ---------       ---------
                                                                                    10,596         (34,183)
                                                                                 ---------       ---------

Cash flows from financing activities:
      Increase in notes payable and long-term liabilities                            5,006           3,338
      Reduction of notes payable and long-term liabilities                         (12,366)         (1,132)
      Income tax benefit from employee stock transactions                            5,203           3,451
      Sales of common stock                                                         32,714           9,344
      Repurchases of common stock                                                  (37,408)        (28,458)
                                                                                 ---------       ---------
                                                                                    (6,851)        (13,457)
                                                                                 ---------       ---------

Increase in cash and cash equivalents                                              135,938          16,654
Cash and cash equivalents at beginning of period                                    45,279          22,765
                                                                                 ---------       ---------
Cash and cash equivalents at end of period                                       $ 181,217       $  39,419
                                                                                 =========       =========
Supplemental schedule of non-cash investing and financing activities:
Repurchases of common stock upon exercise of stock options                       $  13,951       $  11,837
                                                                                 =========       =========

Liabilities assumed or incurred in acquisitions of certain
 business assets                                                                 $      18       $  15,667
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

In the opinion of management, the unaudited financial information for the three and six months ended July 31, 1997 and 1996 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the six months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1997 Annual Report on Form 10-K/A to Stockholders.

Note B - Restricted Cash

The Company's wholly-owned subsidiary, Network Solutions, Inc. ("NSI"), has an agreement with the National Science Foundation which requires NSI to set aside 30% of the cash collections from domain name registrations revenue to be reinvested for the enhancement of the intellectual infrastructure of the Internet. The Company also has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

Note C - Receivables

Unbilled accounts receivable include $16,228,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at July 31, 1997.

Note D - Composition of Certain Financial Statement Captions

                                           July 31, 1997
                                           -------------
                                           (in thousands)
Inventories:
  Contracts-in-process                        $ 5,678
  Raw Materials                                10,700
                                              -------
                                              $16,378
                                              =======

Note E - Notes Payable and Long-Term Liabilities

The Company has substantially equivalent unsecured revolving credit loan agreements with three banks with commitments totaling $105,000,000 ("the Existing Facilities") which allow borrowings on a revolving basis until March 31, 2000. The agreements enable borrowings at various interest rates, at the Company's option, based on prime, money market, certificate of deposit, or interbank offshore borrowing rates. Annual facility fees are 1/8 of 1% of the total commitment during the revolving credit term. There were no balances outstanding under the credit loan agreements at July 31, 1997 and the entire $105,000,000 was available under the most restrictive debt covenants of the credit loan agreements.

Subsequent to the quarter ended July 31, 1997, on August 20, 1997, the Company entered into 2 new credit facilities ("the New Facilities") totaling $900,000,000 with a group of financial institutions which provide for (i) a five-year reducing revolving credit facility of up to $700,000,000 and (ii) a 364-day revolving credit facility of up to $200,000,000. The New Facilities, which become effective upon the closing of the Bellcore acquisition and meeting certain other requirements, will provide funding for the acquisition of Bellcore and for general corporate purposes. Upon becoming effective, the New Facilities will replace the Existing Facilities.

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

Note H - Sale of SAIT Business Unit

On March 7, 1997, the Company sold the majority of the net assets of the SAIT business unit. The purchase price was subject to potential adjustments, plus contingent payments if certain milestones are achieved by the business post closing. At April 30, 1997, final settlement and adjustments with the buyer were pending and certain circumstances gave rise to uncertainty surrounding the realization of a gain. However, the Company did not anticipate a loss on the sale. Given these circumstances, the Company deferred the recognition of any gain until the uncertainty was resolved. During the quarter ended July 31, 1997, the Company entered the final stage of negotiations and adjustments with the buyer and significant uncertainty surrounding the realization of the gain was resolved. The Company recognized a gain on the sale of $3,595,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues for the three and six month periods ended July 31, 1997 increased 16.7% and 18.6%, respectively, compared to the same periods of the prior year. INTESA, the Company's consolidated 60%-owned joint venture, which was formed on January 2, 1997, was directly responsible for 7.4% and 6.5% of the percentage increase for the three and six month periods ended July 31, 1997. The remaining increase in revenues of 9.3% and 12.1% for the same periods was attributable to internal growth in the traditional business areas which continued to shift toward lower cost service type contracts. This business shift reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At July 31, 1997, the Company had approximately 22,700 full-time employees compared to approximately 20,400 at July 31, 1996. Material and subcontract ("M&S") revenues were $164 million and $321 million for the three and six months ended July 31, 1997, respectively, compared to $158 million and $283 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues have decreased slightly to 23% and 24% for the three and six months ended July 31, 1997, respectively, compared to 26% and 25% for the same periods of the prior year.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to higher risk, firm fixed-price ("FFP") contracts increased to 29% for the six months ended July 31, 1997 from 21% for same period of the prior year. The increase in revenues from FFP contracts is related to growth in non-U.S.Government revenues. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis. Fixed-price level-of-effort and time-and- materials type contracts decreased to 17% of revenues for the six months ended July 31, 1997 from 25% for the comparable period in 1996, while cost reimbursement contracts were 54% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

The cost of revenues as a percentage of revenues (excluding interest income) remained relatively constant at 87.2% and 87.4% for the three and six month periods ended July 31, 1997, respectively, compared to 87.1% and 87.3% for the same periods of the prior year.

SG&A expenses as a percentage of revenues (excluding interest income) for the three and six months ended July 31, 1997 decreased to 7.8% and 7.6%, respectively, compared to 8.3% and 8.1% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P') and independent research and development ("IR&D") expenses. IR&D and B&P costs decreased as a percentage of revenues, while G&A costs remained constant as a percentage of revenues. The level of B&P activity and costs has historically fluctuated depending on the availability of bidding opportunities and resources. G&A costs remained constant as the Company continues to monitor G&A costs as part of an ongoing program to control indirect spending.

Interest expense for the six months ended July 31, 1997 and 1996 primarily relates to interest on building mortgages, deferred compensation and notes payable.

On March 7, 1997, the Company sold the majority of the net assets of the SAIT business unit. The purchase price was subject to potential adjustments, plus contingent payments if certain milestones are achieved by the business post closing. At April 30, 1997, final settlement and adjustments with the buyer were pending and certain circumstances gave rise to uncertainty surrounding the realization of a gain. However, the Company did not anticipate a loss on the sale. Given these circumstances, the Company deferred the recognition of any gain until the uncertainty was resolved. During the quarter ended July 31, 1997, the Company entered the final stage of negotiations and adjustments with the buyer and significant uncertainty surrounding the realization of the gain was resolved. The Company recognized a gain on the sale of $3,595,000.

The consummation of the acquisition of Bell Communications Research, Inc. ("Bellcore") is subject to certain conditions and contingencies, including regulatory approvals which are expected to be obtained during the fiscal quarter ending October 31, 1997. The Company has no assurance that the acquisition will be completed. The acquisition, if completed, would result in a substantial growth in both the employee base and commercial revenues of the Company. The Company intends to finance a substantial portion of the purchase price of Bellcore with debt financing. The growth and additional debt of this potential acquisition may place a significant strain on the Company's management, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations or that the

Company's systems, procedures or controls will be adequate to support the integration of the acquired business. Any inability to effectively manage the growth could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and revolving credit loan agreements. At July 31, 1997 and 1996 there were no borrowings outstanding under such agreements and cash and cash equivalents and long-term investments totaled $181 million and $39 million, respectively. Cash flows generated from operating activities were $132 million for the six months ended July 31, 1997 compared to $64 million for the same period of the prior year. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows from investing activities generated cash of $11 million for the six months ended July 31, 1997 compared to a use of cash of $34 million for the same period of the prior year. The primary source of this cash was generated from the sale of net assets of the SAIT business unit, which is discussed in the Notes to Condensed Consolidated Financial Statements and was partially offset by the purchase of land and buildings and increased expenditures for property and equipment.

The Company used $7 million in cash for financing activities for the six months ended July 31, 1997 compared to $13 million for the same period of the prior year. The Company utilized cash to pay off a mortgage note and repurchase common stock while generating cash from sales of common stock, an increase in long-term liabilities and the income tax benefit derived from employee stock options.

The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures and future long-term debt requirements. However, the Company intends to obtain financing, including debt, to complete the acquisition of Bellcore and expects to finance other acquisitions in the future from operations and borrowing capacity as well as the issuance of Company common stock.

Subsequent to the quarter ended July 31, 1997, on August 20, 1997, the Company entered into 2 new credit facilities ("the New Facilities") totaling $900,000,000 with a group of financial institutions which provide for (i) a five-year reducing revolving credit facility of up to $700,000,000 and (ii) a 364-day revolving credit facility of up to $200,000,000. The New Facilities, which become effective upon the closing of the Bellcore acquisition and meeting certain other requirements, will provide funding for the acquisition of Bellcore and for general corporate purposes. Upon becoming effective, the New Facilities will replace the Existing Facilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the registrant was held on July 11, 1997.

(b) All of the directors nominated by management in registrant's 1997 Proxy Statement were elected and no solicitation in opposition to management's nominees was made.

(c) At the Annual Meeting, the stockholders of the registrant approved the following: (i) the election of the following Directors by the votes set forth below:

                                            Number of Votes of Shares
                                                  of Common Stock
                                         ------------------------------
                                                              Withhold
         Director                            For              Authority
         --------                        ----------           ---------
         D. P. Andrews                   38,147,031            747,524
         J. R. Beyster                   40,206,986            747,524
         V. N. Cook                      37,855,750            747,524
         W. H. Demisch                   38,945,287            747,524
         J. E. Glancy                    38,783,550            747,524
         H. M. J. Kraemer, Jr.           38,903,287            747,524
         C. B. Malone                    38,993,856            747,524
         J. A. Welch                     38,649,504            747,524

         (ii) the appointment of Price Waterhouse, LLP as registrant's independent accountants for the year ending January 31, 1998 with 37,868,032 shares voting for the proposal, 418,715 shares voting against and 1,271,435 shares abstaining.

(d)  Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K.

     Form 8-K filed July 21, 1997, Item 5, Other Events
     Form 8-K filed July 14, 1997, Item 5 & Item 7, Other Events and
       Financial Statements and Exhibits
     Form 8-K filed July 9, 1997, Item 5, Other Events
     Form 8-K filed June 30, 1997, Item 5 & Item 7, Other Events and Financial
       Statements and Exhibits

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SCIENCE APPLICATIONS
                                       INTERNATIONAL CORPORATION



Date:  September 11, 1997              /s/W. A. Roper
                                       -----------------------------------------
                                       Senior Vice President and
                                       Chief Financial Officer and
                                       as a duly authorized officer

                                  Exhibit Index
                 Science Applications International Corporation
                       Fiscal Quarter Ended July 31, 1997



Exhibit                                                                                Sequential
  No.                            Description of Exhibits                                Page No.
-------                          -----------------------                               ----------
  10(d)     Credit Agreement (Multi-Year Facility) with Bank of America NT&SA,
            Morgan Guaranty Trust Company, Citicorp USA, Inc., and other financial institutions party hereto dated as of August 20, 1997

  10(e)     Credit Agreement (364-Day Facility) with Bank of Americas NT&SA,
            Morgan Guaranty Trust Company, Citicorp USA, Inc., and other financial institutions party hereto dated as of August 20, 1997

  11        Statement re:  Computation of Per Share Earnings

  27        Financial Data Schedule