Form 10-Q
period 1997-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1997-12-15
CIK 353394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              --------------------

                                    FORM 10-Q

(MARK ONE)
[X]           QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

               As of November 30, 1997, the Registrant had 49,881,604 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 317,554 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   Condensed Consolidated Statement of Income
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                          Three months ended                        Nine months ended
                                 -------------------------------------    ------------------------------------
                                 October 31, 1997     October 31, 1996    October 31, 1997    October 31, 1996
                                 ----------------     ----------------    ----------------    ----------------
Revenues                         $       714,408      $       636,810     $      2,039,896    $     1,754,327
                                 ---------------      ---------------     ----------------    ---------------
Costs and expenses:
  Cost of revenues                       621,620              559,026            1,783,205          1,533,164
  Selling, general and
    administrative expenses               61,441               46,243              161,361            136,593
  Interest expense                         1,688                1,273                4,541              3,705
  Other (income) expense, net             (7,371)              (2,070)             (12,934)            (1,567)
  Minority interest in income
    of consolidated subsidiaries           1,952                    -                4,647                  -
                                 ---------------      ---------------     ----------------    ---------------
                                         679,330              604,472            1,940,820          1,671,895
                                 ---------------      ---------------     ----------------    ---------------

Income before income taxes                35,078               32,338               99,076             82,432
Provision for income taxes                15,785               14,148               44,584             36,064
                                 ---------------      ---------------     ----------------    ---------------
Net income                       $        19,293      $        18,190     $         54,492    $        46,368
                                 ===============      ===============     ================    ===============

Earnings per share of
  common stock and equivalents   $           .35      $           .35     $           1.01    $           .90
                                 ===============      ===============     ================    ===============




     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                October 31, 1997     January 31, 1997
                                                                ----------------     ----------------
                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                    $    288,410         $      45,279
   Restricted cash                                                    39,432                14,456
   Receivables                                                       554,710               567,634
   Inventories                                                        13,327                33,983
   Prepaid expenses and other current assets                          16,549                12,708
   Deferred income taxes                                              60,579                37,155
                                                                ------------         -------------
     Total current assets                                            973,007               711,215

Property and equipment (less accumulated depreciation
   of $121,361 and $130,488 at October 31, 1997 and
   January 31, 1997, respectively)                                   106,764                89,027
Land and buildings (less accumulated depreciation of
   $15,681 and $13,444 at October 31, 1997 and
   January 31, 1997, respectively)                                   111,020                96,768
Intangible assets (less accumulated amortization of
   $54,643 and $43,870 at October 31, 1997 and
   January 31, 1997, respectively)                                    48,121                59,569
Other assets                                                          49,958                55,883
                                                                ------------         -------------
                                                                $  1,288,870         $   1,012,462
                                                                ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                     $    313,760         $     271,282
   Accrued payroll and employee benefits                             207,314               131,234
   Income taxes payable                                               15,021                16,859
   Notes payable and current portion of long-term liabilities         12,635                21,287
                                                                ------------         -------------
     Total current liabilities                                       548,730               440,662
                                                                ------------         -------------

Long-term liabilities                                                 71,911                44,341
                                                                ------------         -------------

Minority interest in consolidated subsidiaries                         4,418
                                                                ------------
Stockholders' equity:
   Common stock:
      Class A, $.01 par value
         Authorized: 100,000 shares
         Issued and outstanding:
         October 31, 1997 - 49,830 shares                                498
         January 31, 1997 - 48,013 shares                                                      480
      Class B, $.05 par value
         Authorized: 5,000 shares
         Issued and outstanding:
         October 31, 1997 - 318 shares                                    16
         January 31, 1997 - 326 shares                                                          16
   Additional paid-in capital                                        450,689               304,658
   Retained earnings                                                 227,261               232,562
   Other stockholders' equity                                        (14,653)              (10,257)
                                                                ------------         -------------
     Total stockholders' equity                                      663,811               527,459
                                                                ------------         -------------
                                                                $  1,288,870         $   1,012,462
                                                                ============         =============




     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                            (Unaudited, in thousands)

                                                                           Nine months ended
                                                                -------------------------------------
                                                                October 31, 1997     October 31, 1996
                                                                ----------------     ----------------
Cash flows from operating activities:
    Net income                                                  $     54,492         $      46,368

    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                 36,883                31,034
        Non-cash compensation                                         27,214                22,449
        Minority interest in income of consolidated
          subsidiaries                                                 4,647
        Net gain on sales of certain business assets                  (5,613)
        Loss on disposal of property and equipment                     1,714                   926
        Income tax benefit from employee stock transactions           12,678                 6,077
        Increase (decrease) in cash, excluding effects of
          acquisitions, resulting from changes in:
          Receivables                                                  5,071               (17,462)
          Inventories                                                  6,406                 2,989
          Prepaid expenses and other current assets                   (4,111)               (5,095)
          Progress payments                                           (4,041)              (28,176)
          Deferred income taxes                                      (23,424)                  720
          Other assets                                                (5,007)               (2,093)
          Accounts payable and accrued liabilities                    10,842                18,677
          Accrued payroll and employee benefits                       77,568                (2,335)
          Income taxes payable                                        (3,570)               12,495
                                                                ------------         -------------
                                                                     191,749                86,574
                                                                ------------         -------------
Cash flows from investing activities:
    Expenditures for property and equipment                          (28,031)              (26,951)
    Expenditures for land and buildings                              (16,489)               (4,431)
    Acquisitions of certain business assets, net of cash
      acquired                                                          (785)              (17,964)
    Proceeds from sales of certain business assets                    50,174
    Proceeds from disposal of property and equipment                   5,124                   206
    Proceeds from sale of debt securities available for sale                                 7,576
                                                                ------------         -------------
                                                                       9,993               (41,564)
                                                                ------------         -------------

Cash flows from financing activities:
    Increase in notes payable and long-term liabilities                7,023                 9,228
    Reduction of notes payable and long-term liabilities             (17,555)               (5,537)
    Net proceeds from sale of minority interest in subsidiary         63,528
    Sales of common stock                                             49,363                13,294
    Repurchases of common stock                                      (60,970)              (36,969)
                                                                ------------         -------------
                                                                      41,389               (19,984)
                                                                ------------         -------------

Increase in cash and cash equivalents                                243,131                25,026
Cash and cash equivalents at beginning of period                      45,279                22,765
                                                                ------------         -------------
Cash and cash equivalents at end of period                      $    288,410         $      47,791
                                                                ============         =============
Supplemental schedule of non-cash investing and financing
activities:
Repurchases of common stock upon exercise of stock options      $     15,949         $      14,090
                                                                ============         =============

Liabilities assumed or incurred in acquisitions of certain
 business assets                                                $         18         $      15,777
                                                                ============         =============

Capital lease obligations for property and equipment            $     23,030         $         363
                                                                ============         =============

Long-term mortgage assumed upon purchase of land
 and building                                                                        $       6,929
                                                                                     =============




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

In the opinion of management, the unaudited financial information for the three and nine months ended October 31, 1997 and 1996 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the nine months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1997 Annual Report on Form 10-K/A to Stockholders.

Note B - Restricted Cash

The Company's majority-owned subsidiary (Note I), Network Solutions, Inc. ("NSI"), has an agreement with the National Science Foundation which requires NSI to set aside 30% of the cash collections from domain name registrations revenue to be reinvested for the enhancement of the intellectual infrastructure of the Internet. The Company also has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

Note C - Receivables

Unbilled accounts receivable include $20,089,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under a present contract, but for which formal contracts or contract modifications have not been executed at October 31, 1997.

Note D - Composition of Certain Financial Statement Captions

                                                           October 31, 1997
                                                           ----------------
                                                            (in thousands)
Inventories:
   Contracts-in-process                                       $  5,766
   Raw Materials                                                 7,561
                                                              --------
                                                              $ 13,327
                                                              ========

Note E - Notes Payable and Long-Term Liabilities

On August 20, 1997, the Company entered into two new credit facilities ("Facilities") totaling $900,000,000 with a group of financial institutions which provides for (i) a five-year reducing revolving credit facility of up to $700,000,000 ("Facility A") and (ii) a 364-day revolving credit facility of up to $200,000,000 ("Facility B"). These Facilities were entered into to provide funding for the acquisition of Bell Communications Research, Inc. ("Bellcore") and for general corporate purposes and replace the $105,000,000 unsecured revolving credit loan agreements ("old credit loan agreements") which the Company had. Borrowings under the Facilities are unsecured and bear interest, at the Company's option, at various rates based on the base rate or bid rate or on margins over the CD rate or LIBOR. The Company pays a facility fee on the total commitment amount, regardless of utilization based on a Pricing Matrix. The Facilities are subject to financial covenants, such as, requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as a limitation on indebtedness. As of October 31, 1997, there were no balances outstanding under these Facilities.

Note F - Income Taxes

Income taxes for interim periods are computed using the estimated annual effective rate method.

Note G - Commitments and Contingencies

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

The Company has recognized the need to ensure its operations will not be adversely impacted by the Year 2000 software problems and initiated in 1996 a program to prepare the Company's computer systems and applications for the Year 2000. The Company expects to incur costs specifically associated with modifying internal-use software for the Year 2000 which costs will be charged to expense as incurred. Based on preliminary evaluations, the Company does not anticipate such costs to have a material impact on the Company's results of operations. In addition, the Company is evaluating its Year 2000 exposure with respect to its products and services and is currently unable to determine the extent of such exposure and its potential impact on the Company's results of operations.

Note H - Sale of SAIT Business Unit

On March 7, 1997, the Company sold the majority of the net assets of the SAIT business unit. The purchase price was subject to potential adjustments, plus contingent payments if certain milestones were achieved by the business post closing. At April 30, 1997, final settlement and adjustments with the buyer were pending and certain circumstances gave rise to uncertainty surrounding the realization of the gain on the sale. Given these circumstances, the Company deferred the recognition of any gain until the uncertainty was resolved. During the quarter ended July 31, 1997, significant uncertainty surrounding the realization of the gain was resolved and the Company recognized a gain on the sale of $3,595,000.

Note I - Sale of Minority Interest in Subsidiary

On October 1, 1997, the Company sold 3,795,000 shares of Class A common stock of its subsidiary NSI in an initial public offering. The Company's net proceeds from the offering were $64,0000,000 resulting in a gain of $62,000,000, which was recorded as additional paid-in-capital. Prior to the offering, NSI was a wholly-owned subsidiary of the Company. Upon completion of the offering, the Company owns 100% of the outstanding NSI Class B common stock which represents a 76% ownership in NSI and 97% of the combined voting power of NSI's outstanding Class A and Class B common stock.

Note J - Subsequent Event

On November 14, 1997, the Company completed its acquisition of all the issued and outstanding common stock of Bellcore, a leading provider of communications software, engineering, and professional services, pursuant to a definitive acquisition agreement dated November 20, 1996, as amended. Bellcore was previously owned by the Regional Bell Operating Companies ("RBOCs"), which include Ameritech, Bell Atlantic, Bell South, NYNEX, Pacific Telesis Group, SBC Communications, and US WEST or their affiliates.

The preliminary purchase price of $471,800,000 was funded from the Company's available cash on hand and from bank borrowings, including borrowings under the Facilities (Note E). The purchase price will be accounted for under the purchase method of accounting and allocated to the assets acquired and liabilities assumed based upon their estimated fair values in the Company's fourth quarter of fiscal 1998. Results of operations for Bellcore will be included with those of the Company for periods subsequent to the date of the acquisition. The purchase price is subject to certain post closing adjustments which will be determined when the audit of the final closing balance sheet is completed. The excess purchase price over the net book value of assets acquired is estimated to be $382,000,000. The final purchase price allocation could differ in the allocation to and corresponding amortization periods of property and equipment, land and buildings, intangible assets and resulting goodwill. The amortization periods could differ ranging from one to eight years for property and equipment, twenty to forty years for buildings, and three to ten years for intangible assets. Goodwill is expected to be amortized over a period of fifteen years. The purchase price allocation will be determined within the allowable time frame as prescribed by Accounting Principles Board Opinion No.16, "Business Combinations", and after appraisals and other analyses of fair value are completed. Accordingly, the final allocation could differ materially from the supplemental unaudited pro forma summary information presented below.

The following unaudited pro forma summary information presents the consolidated results of operations as if the acquisition had been completed at the beginning of the periods presented and are not necessarily indicative of the results of operations of the consolidated Company that might have occurred had the acquisition been completed at the beginning of the periods specified, nor are they necessarily indicative of future operating results. Up to the date of closing, Bellcore derived its revenues principally from the RBOCs, who operated in a regulatory environment, under service agreements which provided for recovery of certain regulatory costs, including return on investment. Furthermore, Bellcore's net income had been based on a statutory return on its asset base while owned by the RBOCs.

                                               Nine months ended October 31, 1997
                                -------------------------------------------------------------
                                Unaudited, Pro Forma, in thousands, except earnings per share

                                                                     Pro Forma        Pro Forma
                                 SAIC                Bellcore        Adjustment       Combined
                             ------------        --------------    -------------   -------------
Revenues                     $  2,039,896        $      742,347                    $   2,782,243
                             ============        ==============                    =============
Net Income                   $     54,492        $        9,252    $    (20,547)   $      43,197
                             ============        ==============    ============    =============
Earnings per share           $       1.01        $          N/A                    $         .80
                             ============        ==============                    =============

                                               Nine months ended October 31, 1996
                                -------------------------------------------------------------
                                Unaudited, Pro Forma, in thousands, except earnings per share

                                                                     Pro Forma         Pro Forma
                                  SAIC               Bellcore        Adjustment        Combined
                             ------------        ---------------   -------------   --------------
Revenues                     $  1,754,327        $       735,046                   $    2,489,373
                             ============        ===============                   ==============
Net Income (loss)            $     46,368        $       (16,229)   $    (20,547)  $        9,592
                             ============        ===============    ============   ==============
Earnings per share           $        .90        $           N/A                   $          .19
                             ============        ===============                   ==============

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations

Revenues for the three and nine months ended October 31, 1997 increased
12.2% and 16.3%, respectively, compared to the same periods of the prior year. INTESA, the Company's consolidated 60%-owned joint venture, which was formed on January 2, 1997, was directly responsible for 6.3% and 6.5% of the percentage increase for the three and nine months ended October 31, 1997. The remaining increase in revenues of 5.9% and 9.8% for the same periods was attributable to internal growth in the traditional business areas which continued to shift toward lower cost service type contracts. This business shift reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues are generated from the efforts of the Company's technical staff as well as the pass through of costs for materials and subcontract efforts, which primarily occur on large, multi-year contracts. At October 31, 1997, the Company had approximately 23,200 full-time employees compared to approximately 20,300 at October 31, 1996. Material and subcontract ("M&S") revenues were $168 million and $489 million for the three and nine months ended October 31, 1997, respectively, compared to $177 million and $460 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues have decreased to 24% for the three and nine months ended October 31, 1997, respectively, compared to 28% and 26% for the same periods of the prior year.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to higher risk, firm fixed-price ("FFP") contracts increased to 28% for the nine months ended October 31, 1997 from 23% for same period of the prior year. The increase in revenues from FFP contracts is related to growth in non-U.S.Government revenues. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis. Fixed-price level-of-effort and time-and-materials type contracts decreased to 18% of revenues for the nine months ended October 31, 1997 from 23% in 1996, while cost reimbursement contracts were 54% for the same periods, respectively. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses.

The cost of revenues as a percentage of revenues remained relatively constant at 87.3% and 87.6% for the three and nine months ended October 31, 1997, respectively, compared to 87.8% and 87.4% for the same periods of the prior year.

Selling, general and administrative ("SG&A") expenses as a percentage of revenues for the three and nine months ended October 31, 1997 were 8.6% and 7.9%, respectively, compared to 7.3% and 7.8% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. B&P and IR&D costs remained relatively constant as a percentage of revenues for the three months ended October 31, 1997, while G&A costs increased as a percentage of revenues for the same period. The increase in G&A costs for the three months ended October 31, 1997 was primarily attributable to the increased charges taken to income for the amortization and impairment of goodwill.


Interest expense for the nine months ended October 31, 1997 and 1996 primarily relates to interest on building mortgages, deferred compensation and notes payable.

Other income (net of other expense) was $7 million and $13 million for the three and nine months ended October 31, 1997, respectively, compared to $2 million for the same periods of the prior year. The increase in other income primarily relates to the gain on the sale of the SAIT business unit (as discussed in the notes to condensed consolidated financial statements), interest income on higher average cash balances and gains on the sale of certain other business assets.

On October 1, 1997, the Company sold 3,795,000 shares of Class A common stock of its NSI subsidiary in an initial public offering. The Company's net proceeds from the offering were $64,0000,000 resulting in a gain of $62,000,000 which was recorded as additional paid-in-capital. Prior to the offering, NSI was a wholly-owned subsidiary of the Company. Upon completion of the offering, the Company owns 100% of the outstanding NSI Class B common stock which represents a 76% ownership in NSI and 97% of the combined voting power of NSI's outstanding Class A and Class B common stock.

On November 14, 1997, the Company completed its acquisition of all the issued and outstanding common stock of Bell Communications Research, Inc. ("Bellcore"), a leading provider of communications software, engineering, and professional services, pursuant to a definitive acquisition agreement dated November 20, 1996, as amended, Bellcore was previously owned by the Regional Bell Operating Companies ("RBOCs"), which include Ameritech, Bell Atlantic, Bell South, NYNEX, Pacific Telesis Group, SBC Communications, and US WEST or their affiliates. The preliminary purchase price of $472 million was funded from the Company's available cash on hand and from bank borrowings, including borrowings under the Company's credit facilities. The purchase price will be accounted for under the purchase method of accounting and allocated to the assets acquired and liabilities assumed based upon their estimated fair values in the Company's fourth quarter of fiscal 1998. Results of operations for Bellcore will be included with those of the Company for periods subsequent to the date of the acquisition. The purchase price is subject to certain post closing adjustments which will be determined when the audit of the final closing balance sheet is completed. Furthermore, the final purchase price allocation will be determined within the allowable time frame as prescribed by Accounting Principles Board Opinion No.16, "Business Combinations" and after appraisals and other analyses of fair value are completed. Accordingly, the final allocation could differ materially from the supplemental unaudited pro forma summary information presented in the notes to condensed consolidated financial statements.

The Bellcore acquisition will result in a substantial growth in both the employee base and commercial revenues of the Company. The growth and additional debt of this potential acquisition may place a significant strain on the Company's management, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations or that the Company's systems, procedures or controls will be adequate to support the integration of the acquired business. Any inability to effectively manage the growth could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

The Company has recognized the need to ensure its operations will not be adversely impacted by the Year 2000 software problems and initiated in 1996 a program to prepare the Company's computer systems and applications for the Year 2000. The Company expects to incur costs specifically associated with modifying internal-use software for the Year 2000 which costs will be charged to expense as incurred. Based on preliminary evaluations, the Company does not anticipate such costs to have a material impact on the Company's results of operations. In addition, the Company is evaluating its Year 2000 exposure with respect to its products and services and is currently unable to determine the extent of such exposure and its potential impact on the Company's results of operations.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and credit facilities. At October 31, 1997 and 1996 there were no borrowings outstanding under such facilities and cash and cash equivalents and long-term investments totaled $288 million and $48 million, respectively. Cash flows generated from operating activities were $192 million for the nine months ended October 31, 1997 compared to $87 million for the same period of the prior year. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows from investing activities generated cash of $10 million for the nine months ended October 31, 1997 compared to a use of cash of $42 million for the same period of the prior year. The source of cash was primarily generated from the sale of net assets of the SAIT business unit and was partially offset by the purchase of land and buildings and increased expenditures for property and equipment.

The Company generated $41 million in cash from financing activities for the nine months ended October 31, 1997 compared to a use of cash of $20 million for the same period of the prior year. The Company generated cash from minority interest in its subsidiary NSI, and sales of the Company's common stock while utilizing its cash to pay off a mortgage note and repurchase the Company's common stock.

The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures and future long-term debt requirements. Subsequent to the quarter ended October 31, 1997, the Company filed a shelf registration statement to register public debt securities. The Company has not issued any debt securities yet, but intends to use the net proceeds from the sale of the debt securities in the future for general corporate purposes, including reducing borrowings under the Company's credit Facilities. Acquisitions in the future are expected to be financed from operations and borrowing capacity as well as the issuance of Company common stock.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits - See Exhibit Index.

(b)     Reports on Form 8-K.

        During the fiscal quarter for which this report is filed, the following report(s) on Form 8-K were filed by the Registrant:

          (i)  Form 8-K filed October 23, 1997, Item 5, Other Events
         (ii)  Form 8-K filed October 15, 1997, Item 5, Other Events
        (iii)  Form 8-K filed September 30, 1997, Item 5, Other Events
         (iv) Form 8-K filed September 19, 1997, Item 5 & Item 7, Other Events and Financial Statements and Exhibits

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCIENCE APPLICATIONS
                                        INTERNATIONAL CORPORATION



Date:   December 15, 1997               /s/ W. A. Roper
                                        -----------------------------------
                                        Senior Vice President and
                                        Chief Financial Officer and
                                        as a duly authorized officer

                                  Exhibit Index
                 Science Applications International Corporation
                      Fiscal Quarter Ended October 31, 1997

Exhibit                                                                              Sequential
  No.                 Description of Exhibits                                         Page No.
-------               -----------------------                                        ----------
  11                  Statement re:  Computation of Per Share Earnings

  27                  Financial Data Schedule