Form 10-K
period 1998-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1998-04-30
CIK 353394

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-12771

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        95-3630868
 (STATE OR OTHER JURISDICTION OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
10260 CAMPUS POINT DRIVE, SAN DIEGO, CALIFORNIA                       92121
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 1998, the aggregate market value of the voting stock held by non-affiliates of Registrant was $1,050,466,293. For the purpose of this calculation, it is assumed that the Registrant's affiliates include the Registrant's Board of Directors and certain of the employee benefit plans of the Registrant and its subsidiaries. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

     As of March 31, 1998, there were 52,612,683 shares of Registrant's Class A Common Stock and 314,173 shares of Registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.
================================================================================

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Science Applications International Corporation (the "Company") provides diversified professional and technical services ("Technical Services") and designs, develops and manufactures high-technology products ("Products"). The Company's Technical Services and Products have been primarily sold to departments and agencies of the U.S. Government, including the Department of Defense ("DOD"), Department of Energy ("DOE"), Department of Transportation, Department of Veterans Affairs ("VA"), Environmental Protection Agency and National Aeronautics and Space Administration ("NASA"). Revenues generated from the sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for approximately 66%, 79% and 83% of revenues in fiscal years 1998, 1997 and 1996, respectively. The balance of the Company's revenues were attributable to the sales of Technical Services and Products to foreign, state and local governments, commercial customers and others. On November 14, 1997, the Company completed its acquisition (the "Bellcore Acquisition") of all of the outstanding common stock of Bell Communications Research, Inc., a Delaware corporation ("Bellcore"), from the Regional Bell Operating Companies (the "RBOCs"). Upon completion of the Bellcore Acquisition, Bellcore became a wholly-owned subsidiary of SAIC. Bellcore is a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. With the completion of the Bellcore Acquisition, the Company's revenues attributable to the sales of Technical Services and Products to commercial customers are expected to increase substantially as a percentage of revenues.

     The percentage of revenues attributable to Technical Services has increased since fiscal year 1996 while Products revenues have correspondingly decreased. Technical Services revenues and Products revenues were 98% and 2% of total revenues, respectively, for fiscal year 1998; 94% and 6% of total revenues, respectively, for fiscal year 1997; and 94% and 6% of total revenues, respectively, for fiscal year 1996. In 1998, the Company sold a business unit which manufactured data display devices and "ruggedized" personal computers and which accounted for 49% of the Products revenue in 1997. The Company provides Technical Services primarily in the areas of "National Security," "Health," "Environment," "Energy," "Telecommunications," "Commercial Information Technology" and "Other Technical Services," the last of which includes the Company's transportation and space business areas. The percentage of Technical Services revenues attributable to National Security-related work has gradually declined to 37% of total revenues for fiscal year 1998. For fiscal year 1998, the Health, Environment, Energy, Telecommunications, Commercial Information Technology and Other Technical Services business areas accounted for 12%, 9%, 4%, 8%, 14% and 14%, respectively, of total revenues. For certain financial information regarding the Company's Technical Services and Products segments, see Note C of Notes to Consolidated Financial Statements of the Company set forth on page F-13 of this Form 10-K.

     In October 1997, the Company's ownership of the common stock of Network Solutions, Inc., a Delaware corporation ("NSI"), was reduced from 100% to approximately 76% as a result of NSI's initial public offering. Such ownership interest represents approximately 97% of the combined voting power of the outstanding common stock of NSI. NSI provides Internet domain name registration services and Intranet consulting and network design and implementation services.

     The Company has a 60% interest in a joint venture, Informatica, Negocio y Tecnologia, S.A. ("INTESA"), which was formed with Venezuela's national oil company, Petroleos de Venezuela, S.A. INTESA provides information technology services in Latin America.

     The Company was originally incorporated as a California corporation in 1969 and was re-incorporated as a Delaware corporation in 1984. The principal office and corporate headquarters of the Company are located in San Diego, California at 10260 Campus Point Drive, San Diego, California 92121 and its telephone number is (619) 546-6000. All references to the Company include, unless the context indicates otherwise, the Company and its predecessor and subsidiary corporations.

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

     O Development and integration of command, control and intelligence applications software, middleware and data bases in client-server architectures to provide situational awareness and decision-aiding to military commanders and organizations; the range of services includes architectural definition, systems and software engineering, systems installation, training and site support.

     O Information and telecommunication system engineering and support services, including requirements analysis and acquisition support, computer system design, information and user environment modeling and data communication systems support.

     O Defense studies and analyses for various defense and intelligence agencies of the U.S. Government, including studies regarding conventional and nuclear warfare issues, treaty negotiation and verification, and the integration of military operational and technological considerations with defense policy issues.

     O Development of core technology for advanced distributed simulation and applications for the DOD and other government and commercial customers.

     O Support of numerous DOD test and evaluation requirements of ground, air, sea and space systems; assistance to the U.S. Air Force, U.S. Navy, U.S. Army, U.S. Marine Corps and the Office of the Secretary of Defense in assessing the military effectiveness and suitability of major communication, sensor, navigation, weapon and related systems that support primary service and/or joint service roles and missions.

     O Logistics engineering services and turnkey logistics information management systems for a wide variety of government customers.

     O Design, integration, implementation and operation of battlefield simulation training ranges on land, air and sea.

     O Systems engineering and technical assistance for cruise missiles, unmanned aerial vehicles, future aircraft and ballistic missile concepts; systems analysis of sensors for the detection and tracking of aircraft and ballistic missiles; and studies regarding the survivability of tactical aircraft and strategic missiles.

     O Support to the DOD in imagery collection, processing, exploitation and dissemination systems for digital processing, technology intelligence communications and information management.

     O Maintenance engineering and training, including field technical services and repair, electronic system design and hands-on operational support, primarily to the U.S. Navy.

     O Independent verification and validation and software quality assurance support services for shipboard combat systems, mission planning functions, operational flight software command and control processors, nuclear surety systems, soft copy imagery processing, data storage and dissemination systems and various submarine, surface ship and command, control and communications systems.

     O Engineering, environmental, quality assurance, integration and program support to the U.S. Army's chemical demilitarization and remediation activity.

     O System engineering, development, integration and related services for the intelligence community.

  Health

     The Company provides health-related Technical Services to government and commercial customers, including medical information systems, technology development and research support services. Examples of the Company's Technical Services in the health area include the following:

     O Applied research, systems integration and customer support services to both commercial and federal health care clients, including research initiatives for the U.S. Advanced Research Projects Agency, developing and operating a nationwide health care frame relay-based telecommunications system for the VA and automating the information systems for the DOD's medical treatment facilities worldwide.

     O Information engineering, software development and program support for the Department of Health and Human Services and the National Institutes of Health.

     O Design, development and operation of health information networks for integrated healthcare delivery systems for commercial healthcare clients.

     O Research support services to the National Cancer Institute-Frederick
       Cancer Research and Development Center, including management and operations support, quality and safety operations, ongoing research and research support tasks.

     O Support to the U.S. Army in the biomedical area, including providing expert analysis, research planning, program design and review and topical research on a variety of military medical issues, including medical countermeasures to chemical and biological warfare, casualty care and battlefield hazards, as well as biomedical service and management of government facilities.

     O Preclinical product development services for the pharmaceutical, biotechnology and medical device community, including veterinary pathology, Food and Drug Administration requirements analysis, quality assurance and Good Laboratory Practices consulting, special toxicological assay development and performance, client site services, and the development and management of complete product development programs (virtual product development).

  Environment

     In the environmental area, the Company performs site assessments, remedial investigations and feasibility studies, remedial actions, technology evaluations, sampling, monitoring and regulatory compliance support and training. Examples of the Company's Technical Services in the environmental area include the following:

     O Management and technical support to the DOE for the characterization of the nation's first potential high-level waste repository, including the preparation and coordination of environmental assessments, field testing, technical evaluations, public information, quality assurance, information systems and training.

     O Solid and hazardous waste services to federal, state and local governments and the private sector, including environmental assessments, environmental impact statements, design engineering, remedial investigations and feasibility studies, remedial actions, regulatory and enforcement support, pollution prevention and engineering services.

     O Analysis of a broad range of environmental issues associated with the marine sciences such as ocean dumping, mineral exploration, global change, global ocean circulation and temperature trends.

     O Support associated with the development of treatment technologies, including treatability studies, development of protocols for technology evaluation, pollution prevention assessments, waste minimization and technology assessments.

     O Development and implementation of information systems.

  Energy

     The energy-related Technical Services of the Company include safety evaluations, security, reliability and availability engineering evaluations, technical reviews, quality assurance, information systems, plant monitoring systems and project management. Examples of the Company's Technical Services in the energy area include the following:

     O Engineering and support services to nuclear, electric, gas and other utility operations in the areas of computer systems, information processing, configuration management, risk assessment, safety analysis, nuclear engineering, reliability and availability evaluations, simulator upgrades, energy policy analysis and alternative energy evaluation.

     O Support to DOE in planning, facility transitions, safety analysis, transportation, waste management, quality assurance, emergency preparedness and public outreach.

     O Design, fabrication and application of alternative energy sources such as solar generators and fuel cells.

     O Information systems services to the DOE, including collection, analysis and storage of energy information, the development of geographic information systems and the overall management of large computer facilities.

     O Support to DOE in fusion energy research, including facility management, computer system development and project management support in connection with an international thermonuclear experimental reactor.

     O Systems integration services to the utility industry, including design, development and installation of plant process computer systems, supervisory control and data acquisition (SCADA) systems and electronic security systems.

     O Management, operation and technical services for fossil energy research laboratories.

  Telecommunications

     Examples of the Company's Technical Services in the telecommunications area include the following:

     O Design and implementation of interoperable communications networking solutions to enable customers to plan, build, activate and service their networks.

     O New software products for the telecommunications industry and the maintenance and enhancement of existing software systems, customization of software and licensing of technology.

     O Consulting and engineering services for telecommunications providers, including the design and implementation of operating solutions for customers' telecommunications needs.

     O Research and development for the telecommunications industry.

  Commercial Information Technology

     Examples of the Company's Technical Services in the commercial information technology area include the following:

     O Information technology and automatic data processing outsourcing services for commercial clients.

     O Information protection and electronic business security services.

     O Internet domain name registration and related services provided by the Company's majority-owned subsidiary, NSI.

     O Intranet consulting and network design and implementation services.

  Other Technical Services

     The Company provides Technical Services to government and commercial customers in such other areas as transportation and space. Examples of Other Technical Services provided by the Company include the following:

     O Development, installation and operation of computer and telecommunications systems for various transportation applications, including automated toll revenue collection, rail asset and freight management, intermodal terminal operation, advanced traffic and congestion management, rail electrification, traffic control, air traffic control, commercial vehicle electronic clearance and state motor vehicle registration.

     O Strategic planning, operational analysis and evaluation, surface transportation planning and engineering, software development and reengineering, safety and human factors research and hazardous material transportation safety.

     O Scientific and computing services to federal agencies involved in global change research, including processing, utilization and scientific analysis of space, airborne and ground-based remotely sensed data.

     O Security services for the U.S. Government and commercial customers, including material control and accountability, computer and information security, technical surveillance countermeasures, intrusion detection, access control and physical plant threat assessments and vulnerability analysis.

     O Safety, reliability and quality assurance engineering support for NASA's
       Space Shuttle and Space Station programs.

     O Undersea data collection and transmission systems and services, including deep water systems, telecommunications cable systems and hydrographic survey systems and other services in the areas of hydrography, physical oceanography, diving, vessel operation and management, marine studies and other maritime studies and analysis.

PRODUCTS

     The Company designs, develops and manufactures high-technology Products for government and commercial customers. Examples of the Company's Products include the following:

     O Automatic equipment identification technology for rail, truck, air and sea transportation modes.

     O Digital and analog recording products, signal reconnaissance data processors and telecommunications products for the intelligence community.

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

     The availability of skilled employees who have the necessary education and/or experience in specialized scientific and technological disciplines remains critical to the future growth and profitability of the Company. Because of the Company's growth and the competitive business environment, it has become more difficult to meet all of the Company's needs for such employees in a timely manner. However, to date, such difficulties have not had a significant impact on the Company. The Company intends to continue to devote significant resources to recruit and retain qualified employees. Further, as an inducement, the Company maintains a variety of benefit programs for its employees, including retirement and bonus plans, group life, health, accident and disability insurance and offers its employees the opportunity to participate in the Company's employee ownership program. See "Business -- Employees And Consultants" and "Market for Registrant's Common Equity and Related Stockholder Matters -- The Limited Market."

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

                             SIGNIFICANT CUSTOMERS

     During the fiscal years ended January 31, 1998, 1997 and 1996, approximately 66%, 80% and 83%, respectively, of the Company's contract revenues from the Technical Services segment and approximately 53%, 61% and 80%, respectively, of the Company's contract revenues from the Products segment, were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government.

     In fiscal years 1998, 1997 and 1996, the U.S. Army accounted for approximately 11%, 16% and 22%, respectively, of consolidated revenues, the U.S. Navy accounted for approximately 8%, 10% and 9%, respectively, of consolidated revenues and the DOE accounted for approximately 5%, 7% and 10%, respectively, of consolidated revenues.

     During fiscal year 1996, approximately 10% of the Company's consolidated revenues were derived from one U.S. Government contract to automate the information systems for the DOD's medical treatment facilities worldwide. This contract was substantially completed in 1997. No other single contract in the Technical Services segment accounted for 10% or more of consolidated revenues in fiscal year 1996 and no single contract in the Technical Services segment accounted for 10% or more of consolidated revenues in fiscal years 1998 or 1997.

     No single customer or contract in the Products segment accounted for 10% or more of consolidated revenues in fiscal years 1998, 1997 or 1996.

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

     Modification, termination or curtailment of major programs or contracts of the Company could have a material adverse effect on the results of the Company's operations. Although such contract and program terminations have not had a material adverse effect on the Company in the past, no assurance can be given that curtailments or terminations of U.S. Government programs or contracts will not have a material adverse effect on the Company in the future.

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

     During the fiscal years ended January 31, 1998, 1997 and 1996, approximately 50%, 57% and 57%, respectively, of the Technical Services revenues were derived from cost-reimbursement type contracts and approximately 32%, 20% and 16%, respectively, of the Technical Services revenues were from firm fixed-price type contracts, with the balance from time-and-materials and fixed-price level-of-effort type contracts. In contrast, the majority of the Products revenues in these three years were derived from firm fixed-price type contracts.

     Any costs incurred by the Company prior to the execution of a contract or contract amendment are incurred at the Company's risk, and it is possible that such costs will not be reimbursed by the customer. Unbilled receivables in this category which were included in the Technical Services revenues and Product revenues, exclusive of related fees, at January 31, 1998 were $14,583,000 and $664,000, respectively. The Company expects to recover substantially all such costs; however, no assurance can be given that the contracts or contract amendments will be received or that the related costs will be recovered.

     Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments by negotiations between the Company and U.S. Government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through the fiscal year ended January 31, 1997. Contract revenues for subsequent years have been recorded in amounts which are expected to be realized upon final settlement. However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for those years.

                      PATENTS AND PROPRIETARY INFORMATION

     Bellcore's patent portfolio consists of more than 680 U.S. and foreign patents. More than 200 of these patents have been licensed to organizations worldwide. Bellcore has been granted patents across a wide range of disciplines, including telecommunications transmission, services and operations, optical networking, switching, wireless communications, protocols, architecture and coding. Bellcore also actively pursues additional opportunities to license its technologies to third parties and evaluates potential spin-offs of technologies that it has developed.

     Other than the business and operations of Bellcore, the nature of the Technical Services and Products provided by the Company is such that the Company does not presently consider its competitive position to be dependent upon patent protection. The Company claims a proprietary interest in certain of its products, software programs, methodology and know-how. Such proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

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

     The backlog for the Technical Services segment at January 31, 1998 and 1997 amounted to approximately $2,520,000,000 and $1,112,000,000, respectively, and the backlog for the Products segment at those dates amounted to approximately $43,000,000 and $82,000,000, respectively. The Company expects that a substantial portion of its backlog at January 31, 1998 will be recognized as revenues prior to January 31, 1999. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

                           EMPLOYEES AND CONSULTANTS

     As of January 31, 1998, the Company and its subsidiaries employed approximately 30,300 persons. The Company also utilizes the services of consultants to provide specialized technical and other services on specific projects.

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

                                  RISK FACTORS

     The following risk factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risk factors set forth below.

CONCENTRATION OF REVENUE

     Revenues generated from the sale of the Company's Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for 66%, 79% and 83% of revenues in fiscal years 1998, 1997 and 1996, respectively. U.S. Government spending has declined in recent years, and the current Congress and presidential administration have indicated that they intend to further reduce U.S. Government spending. In addition, revenues from the U.S. Government continues to shift toward lower cost service type contracts. The loss of a substantial amount of government business could have a material adverse effect on the Company's results of operations and financial condition. In addition, Bellcore has historically derived substantially all of its revenues from the RBOCs. Although the Company has made progress in its efforts to diversify its business, it remains heavily dependent upon business with the U.S. Government and with the RBOCs, and there can be no assurances that the Company will be successful in expanding its customer base or that any new customers will place orders for the Company's Technical Services or Products in amounts comparable to those of the U.S. Government or the RBOCs. See "Business -- The Company" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL IMPACT OF ACQUISITION OF BELLCORE

     On November 14, 1997, pursuant to a definitive agreement, the Company completed its acquisition of Bellcore, a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. As of January 31, 1998, Bellcore had approximately 5,400 employees and annual revenues of approximately $1 billion. The acquisition resulted in a substantial growth in both the employee base and commercial revenues of the Company. The Company financed a portion of the purchase price of Bellcore with debt financing. Such growth and additional debt may place a significant strain on the Company's management, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations or that the Company's systems, procedures or controls will be adequate to support the integration of the acquired business. Any inability to effectively integrate the acquired business or manage the growth could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON ACQUISITIONS FOR GROWTH

     A significant portion of the growth in the Company's revenues in recent years has been achieved through acquisitions of businesses that complement the Company's Technical Services and Products. Although the Company intends to make additional acquisitions in the future, the number and size of the acquisitions that the Company can complete may be limited due to the Company's acquisition of Bellcore. In addition, while the Company has been successful in identifying and consummating acquisitions in the past, there can be no assurance that it will be able to continue to make such acquisitions in the future at prices that it considers reasonable or, if the acquisitions are consummated, that the Company will be able to integrate the acquired businesses without adversely affecting the Company's results of operations and financial condition.

YEAR 2000 COMPLIANCE

     The Company has commenced, and in some cases finalized, the evaluation of computer systems to ensure its operations will not be adversely impacted by Year 2000 software problems. The evaluation determined that certain portions of the Company's software and systems require modification or replacement. If the necessary modifications to existing software and conversions to new software are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the Company's consolidated financial position, results of operations, cash flows or its ability to conduct business. In addition, the Company has initiated communications with its critical service providers, suppliers and vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no assurance that such failure would not have a material adverse effect on the Company's consolidated financial position, results of operations, cash flows or its ability to conduct business. Furthermore, the Company has implemented an on-going program to assess its exposure with respect to its products and services. To date, no matters have come to the attention of the Company's management that would have a material adverse effect on the Company's consolidated financial position, results of operations, cash flows or its ability to conduct business; however, there can be no assurance that the Company will not be subject to material liability claims in the future.

     The Company's assessment of the Year 2000 issue, including the costs of the project and the timing of completion are based on management's best estimates and input from third party customers, service providers, suppliers and vendors. These estimates were derived using numerous assumptions about future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ABSENCE OF A PUBLIC MARKET

     There is no public market for the Class A Common Stock. The Limited Market permits existing stockholders to offer for sale shares of Class A Common Stock any Trade Date (as such terms are defined on page 15). Generally, there are four Trade Dates each year. The Company and the trustees and agents of the Company's and certain of its subsidiaries' employee benefit plans are currently authorized, but not obligated, to purchase shares of Class A Common Stock in the Limited Market on any Trade Date, but only if and to the extent that they, in their discretion, determine to make such purchases. To the extent that purchases by such trustees, agents or the Company are not sufficient, the ability of stockholders to resell their shares in the Limited Market will likely be adversely affected. In each trade occurring during the last two fiscal years, all shares of Class A Common Stock offered for sale in the Limited Market were matched with buy orders and sold in the Limited Market. No assurance, however, can be given that a stockholder desiring to sell all or a portion of his or her shares of Class A Common Stock in any future trade will be able to do so. See "Market for Registrant's Common Equity and Related Stockholder Matters -- The Limited Market."

CLASS A COMMON STOCK PRICE DETERMINED BY BOARD OF DIRECTORS

     The offering price and the price at which the Class A Common Stock trades in the Limited Market are not, and subsequent prices will not be, determined by the operation of a market of bargaining buyers and sellers. Instead, the price is a value established by the Board of Directors pursuant to the Formula and valuation process described on pages 16, 17 and 18 which the Board of Directors believes represents a fair market value. The Board of Directors generally has broad discretion to modify the Formula. The Formula was last modified in April 1998. The Formula does not specifically include variables reflecting all relevant financial and valuation criteria. The mechanical application of the Formula, assuming a constant Market Factor, tends to smooth the impact on the stock price of quarterly fluctuations in the Company's operating results because the Formula takes into account the net income of the Company for the four preceding quarters. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Price Range of Class A Common Stock and Class B Common Stock."

POSSIBLE VOLATILITY OF STOCK PRICE

     The Formula Price of the Class A Common Stock could be subject to greater fluctuations in the future than it has experienced in the past. The increased volatility is expected to result from a number of factors, including (i) plans to continue to increase the proportion of the Company's business involving private sector customers, international customers and information technology and the greater stock price volatility associated with companies in such business areas, (ii) the financial leverage impact of current and any future debt levels of the Company as debt financing is used to finance acquisitions and for other purposes, (iii) the impact of other equity transactions that the Company may pursue, including public offerings of securities of the Company's subsidiaries or affiliates, and (iv) the volatility of the stock price of the Class A Common Stock of NSI, a publicly-traded security of a majority-owned subsidiary of the Company, and its impact on the Formula Price. As of March 13, 1998, the Company owned 100% of the outstanding Class B Common Stock of NSI, representing approximately 76% of the combined outstanding common stock of NSI. The NSI Class B Common Stock is convertible into NSI Class A Common Stock, subject to certain limitations.

NO ASSURANCES REGARDING FUTURE RETURNS

     There can be no assurance that the Class A Common Stock will in the future provide returns comparable to historical returns or that the Formula Price will not decline. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Price Range of Class A Common Stock and Class B Common Stock."

COMPETITION

     The businesses in which the Company is engaged are highly competitive. The Company's competitors include larger organizations with substantially greater financial resources and larger technical staffs, smaller, more highly specialized entities, the U.S. Government's own in-house capabilities and federal non-profit contract research centers. The Company's continued success is dependent upon its ability to provide superior service and performance on a cost-effective basis. See "Business -- Competition."

EARLY TERMINATION OF GOVERNMENT CONTRACTS

     Many of the U.S. Government programs in which the Company participates as a contractor or subcontractor may extend for several years; however, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government. Modification, termination or curtailment of major programs or contracts of the Company could have a material adverse effect on the Company's results of operations and financial condition. Although such contract and program modifications, terminations or curtailments have not had a material adverse effect on the Company in the past, no assurance can be given that they will not have such an effect in the future.

POTENTIAL GOVERNMENT INQUIRIES AND INVESTIGATIONS

     The Company is from time to time subject to certain U.S. Government inquiries and investigations of its business practices. No assurance can be given that any such inquiry or investigation would not have a material adverse effect on the Company's results of operations and financial condition.

CONTRACT REVENUES SUBJECT TO AUDITS BY GOVERNMENT AGENCIES

     Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments by negotiations between the Company and U.S. Government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through the fiscal year ended January 31, 1997. Contract revenues for subsequent years have been recorded in amounts which are expected to be realized upon final settlement. However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for those years.

FIXED PRICE CONTRACT EXPOSURE

     During the fiscal years ended January 31, 1998, 1997 and 1996, 32%, 20% and 16%, respectively, of Technical Services revenues were from firm fixed-price type contracts, while the majority of Products revenues in these three years were derived from such contracts. Because the Company assumes the risk of performing a firm fixed-price contract at the stipulated price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for particular firm fixed-price contracts.

AT RISK CONTRACT COSTS

     Any costs incurred by the Company prior to the execution of a contract or contract amendment are incurred at the Company's risk, and it is possible that such costs will not be reimbursed by the customer. Unbilled receivables in this category which were included in Technical Services revenues and Products revenues, exclusive of related fees, at January 31, 1998 were $14,583,000 and $664,000, respectively. The Company expects to recover substantially all such costs; however, no assurance can be given that the contracts or contract amendments will be received or that the related costs will be recovered.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND CURRENCY EXCHANGES

     The Company conducts a portion of its business outside of the U.S. in transactions denominated in foreign currencies. As a result, the Company is exposed to fluctuations in exchange rates which could result in losses and, in turn, could adversely impact the Company's results of operations. Under the Company's current foreign currency management policy, the Company may use forward foreign currency exchange rate contracts to hedge against movements in exchange rates for contracts executed in foreign currencies. However, the Company generally does not hedge its exchange rate risks for its foreign subsidiaries, which generally conduct business in currencies other than the U.S. Dollar. Significant fluctuations in exchange rates in such countries could have a material adverse effect on the Company's results of operations. This risk may be significant for entities such as INTESA that operate in highly inflationary economies. To date, losses resulting from exchange rate fluctuations have not had a material adverse impact on the Company's results of operations; however, there can be no assurance that the Company's future results of operations will not be materially impacted by exchange rate fluctuations.

NO CASH DIVIDENDS

     The Company has never declared or paid any cash dividends on its capital stock and no cash dividends on the Class A Common Stock or Class B Common Stock are contemplated in the foreseeable future. The Company's present intention is to retain any future earnings for use in its business.

RESTRICTIONS ON CLASS A COMMON STOCK

     Certain of the shares of Class A Common Stock presently outstanding are, and all shares of Class A Common Stock offered by the Company will be, subject to certain restrictions (including a right of first refusal and a right of repurchase upon termination of employment or affiliation (except that qualified retiring employees may elect to have the Company defer its repurchase rights for five years) and other restrictions on their transferability) set forth in the Company's Certificate of Incorporation.

DEPENDENCE UPON KEY PERSONNEL

     The Company's success will depend upon the continued contributions of its founder, J.R. Beyster, its officers and key personnel, the loss of which could materially adversely affect the Company's operations. The Company has not generally entered into long-term employment contracts with its officers and key employees. In addition, the Company does not maintain "key man" life insurance for its officers or key employees.

ATTRACTION AND RETENTION OF SKILLED EMPLOYEES

     The highly technical and complex services and products provided by the Company are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills. Because of the Company's growth and competitive business environment, it has become more difficult to meet all of the Company's needs for such employees in a timely manner. Competition for such personnel is intense and competitors often employ aggressive tactics to recruit key employees. The Company intends to continue to devote significant resources to recruit and retain qualified employees; however, no assurance can be given that the Company will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on the Company's operations.

ANTI-TAKEOVER EFFECTS

     Consistent with and in furtherance of the Company's employee ownership philosophy, certain provisions of the Company's Certificate of Incorporation and Bylaws may discourage, delay or prevent attempts to acquire control of the Company that are not approved by the Company's Board of Directors. The provisions may, individually or collectively, have the effect of discouraging takeover attempts that some stockholders might deem to be in their best interests, including tender offers in which stockholders might receive a premium for their shares over the Formula Price, as well as making it more difficult for individual stockholders or a group of stockholders to elect directors.

ITEM 2. PROPERTIES

     As of March 31, 1998, the Company conducted its operations in more than 370 offices and manufacturing and laboratory facilities located in 41 states, the District of Columbia and various foreign countries and occupied a total of approximately 7,900,000 square feet of space. The Company has principal locations in the San Diego, California, the Washington, D.C. and Piscataway, New Jersey metropolitan areas and occupies over 1,000,000 square feet of space in each of these locations.

     The Company owns and occupies seven buildings totaling approximately 677,000 square feet of space situated on 22.2 acres of land owned by the Company in the Golden Triangle area of San Diego, California.

     At the principal location of the Company in McLean, Virginia, the Company owns and occupies a 287,000 square foot building located on 10 acres of land and leases two buildings containing a total of approximately 425,000 square feet of space. The Company has certain rights to purchase these leased buildings. The Company has also executed a lease to occupy an additional 195,000 square foot building in McLean, Virginia, upon completion of this building scheduled for December 1999. In addition, the Company owns and occupies a 62,000 square foot building on 2.6 acres of land in Reston, Virginia.

     In the Chester, Piscataway and Red Bank, New Jersey areas, the Company owns and occupies 13 buildings totaling approximately 725,000 square feet of space situated on 206 acres of land. The Company also owns an additional 26 acres of vacant land in Piscataway, New Jersey.

     The Company also owns and occupies (a) a 62,500 square foot building on approximately 13 acres of land in Virginia Beach, Virginia, (b) an 83,000 square foot building on approximately 8.4 acres of land in Oak Ridge, Tennessee, (c) two buildings totaling 79,400 square feet on 4.5 acres in Dayton, Ohio, (d) a 100,000 square foot building on 18 acres in Huntsville, Alabama, (e) a 95,500 square foot building on approximately 7.3 acres of land in Columbia, Maryland and (f) a 23,700 square foot building on approximately 3.1 acres of leased land in Richland, Washington. The Company also leases a 30,000 square foot office building in Orlando, Florida and has an option to purchase this building. In addition, the Company leases a 380,000 square foot building in Lisle, Illinois.

     The nature of the Company's business is such that there is no practicable way to relate occupied space to industry segments. The Company considers its facilities suitable and adequate for its present needs. See Note M of Notes to Consolidated Financial Statements of the Company on page F-25 of this Form 10-K for information regarding commitments under leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference to the Company's definitive Proxy Statement used in connection with the solicitation of votes for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

     The following is a list of the names and ages (as of April 10, 1998) of all Executive Officers of the Company, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

  NAME OF EXECUTIVE OFFICER    AGE   POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
  -------------------------    ---   --------------------------------------------------------
D. P. Andrews................  53    Corporate Executive Vice President since January 1998 and
                                     a Director since October 1996. Mr. Andrews has held
                                     various positions with the Company since 1993, including
                                     serving as Executive Vice President for Corporate
                                     Development from October 1995 to January 1998. Prior to
                                     joining the Company, Mr. Andrews served as Assistant
                                     Secretary of Defense from 1989 to 1993.
D. W. Baldwin................  45    Senior Vice President and Treasurer since January 1997.
                                     Mr. Baldwin has held various positions with the Company
                                     since 1978, including serving as a Senior Vice President
                                     from 1992.
J. R. Beyster................  73    Chairman of the Board, Chief Executive Officer and a
                                     Director of the Company since the Company was founded and
                                     President of the Company until 1988.
D. A. Cox....................  50    Executive Vice President since January 1998. Mr. Cox has
                                     held various positions with the Company since 1988,
                                     including serving as a Sector Vice President from January
                                     1996 to January 1998.
J. E. Glancy.................  52    Corporate Executive Vice President since January 1994 and
                                     a Director of the Company since July 1994. Dr. Glancy has
                                     held various positions with the Company since 1976,
                                     including serving as a Sector Vice President from 1991 to
                                     1994.
J. D. Heipt..................  55    Senior Vice President for Administration and Secretary of
                                     the Company since 1984. Mr. Heipt has held various
                                     positions with the Company since 1979.
W. A. Owens..................  57    President and Chief Operating Officer since February
                                     1997. Mr. Owens will resign from these positions
                                     effective as of June 1, 1998. Mr. Owens also served as
                                     Vice Chairman of the Board from March 1996 to April 1998.
                                     Prior to joining the Company, Mr. Owens served as an
                                     Admiral in the U.S. Navy, serving as Vice Chairman of the
                                     Joint Chiefs of Staff from 1993 to 1997 and as the Deputy
                                     Chief of Naval Operations for Resources, Warfare
                                     Requirements and Assessments from 1991 to 1993.
P. N. Pavlics................  37    Senior Vice President since January 1997 and Controller
                                     of the Company since 1993. Mr. Pavlics has held various
                                     positions with the Company since 1985, including serving
                                     as a Corporate Vice President from 1993 to January 1997.
S. D. Rockwood...............  55    Executive Vice President of the Company since April 1997
                                     and Director of the Company since 1996. Dr. Rockwood has
                                     held various positions with the Company since 1986,
                                     including serving as a Sector Vice President from 1987 to
                                     April 1997.
W. A. Roper, Jr..............  52    Senior Vice President and Chief Financial Officer of the
                                     Company since 1990.
R. A. Rosenberg..............  63    Executive Vice President of the Company since 1992. Mr.
                                     Rosenberg has held various positions with the Company
                                     since 1987.

  NAME OF EXECUTIVE OFFICER    AGE   POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
  -------------------------    ---   --------------------------------------------------------
D. E. Scott..................  41    Senior Vice President since January 1997 and General
                                     Counsel of the Company since 1992. Mr. Scott has held
                                     various positions with the Company since 1987, including
                                     serving as a Corporate Vice President from 1992 to
                                     January 1997.
R. C. Smith..................  56    Chief Executive Officer and a Director of Bell
                                     Communications Research, Inc., a wholly-owned subsidiary
                                     of the Company ("Bellcore"), since January 1998 and a
                                     Director of the Company since April 1998. Prior to
                                     joining Bellcore, Mr. Smith was the Senior Vice
                                     President -- Quality Development and Public Relations for
                                     Sprint Corporation from 1991 to January 1998.
E. A. Straker................  60    Executive Vice President of the Company since 1994 and a
                                     Director since 1992. Dr. Straker has held various
                                     positions with the Company since 1971, including serving
                                     as a Sector Vice President from 1986 to 1994.
J. H. Warner, Jr.............  57    Corporate Executive Vice President of the Company since
                                     1996 and Director since 1988. Dr. Warner has held various
                                     positions with the Company since 1973, including serving
                                     as Executive Vice President from 1989 to 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

     The Limited Market permits existing stockholders to offer for sale shares of Class A Common Stock on predetermined days (each a "Trade Date"). Generally, there are four Trade Dates each year which typically occur approximately two weeks after Board of Directors' meetings which are currently scheduled for January, April, July and October. All shares of Class B Common Stock to be sold in the Limited Market must first be converted into five times as many shares of Class A Common Stock. All sales are made at the prevailing price of the Class A Common Stock determined by the Board of Directors pursuant to the valuation process described below. Employees, consultants and directors of the Company who have been approved by the Board of Directors or the Operating Committee of the Board of Directors may subscribe to purchase up to a specified number of shares of Class A Common Stock. In addition, the trustees or agents of the Company's Employee Stock Retirement Plan ("ESRP"), Cash or Deferred Arrangement ("CODA"), 1995 Employee Stock Purchase Plan, the 1998 Employee Stock Purchase Plan (if such plan is approved at the Company's 1998 Annual Meeting of Stockholders), Stock Compensation Plan, Management Stock Compensation Plan, Key Executive Stock Deferral Plan, the Bell Communications Research Savings and Security Plan and the Bell Communications Research Savings Plan for Salaried Employees (collectively, the "Bellcore Savings Plans") and the TransCore Retirement Savings Plan of Syntonic Technology, Inc., a wholly-owned subsidiary of the Company doing business as TransCore ("TransCore Savings Plan"), (collectively, the "Benefit Plans") may also purchase shares of Class A Common Stock for their respective trusts in the Limited Market. All sellers in the Limited Market (other than the Company, ESRP, CODA, the Bellcore Savings Plans and the TransCore Savings Plan) pay Bull, Inc. a commission equal to two percent of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.

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

     The Company is currently authorized, but not obligated, to purchase up to 1,250,000 shares of Class A Common Stock in the Limited Market on any Trade Date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and the Company, in its discretion, determines to make such purchases. In fiscal years 1998 and 1997, the Company purchased 223,849 shares and 117,163 shares, respectively, in the Limited Market. The Company's purchases in fiscal years 1998 and 1997 accounted for 9.7% and 6.6%, respectively, of the total shares purchased by all buyers in the Limited Market during such years.

     During the 1998 and 1997 fiscal years, the trustees of the Company's CODA, 1995 Employee Stock Purchase Plan, the Bellcore Savings Plans and the TransCore Savings Plan purchased an aggregate of 1,496,518 shares and 1,148,829, respectively, in the Limited Market. These purchases accounted for approximately 59.0% and 60.9% of the total shares purchased by all buyers in the Limited Market during fiscal years 1998 and 1997, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A Common Stock. To the extent that purchases by the trustees of the Benefit Plans decrease and purchases by the Company do not increase, the ability of stockholders to resell their shares in the Limited Market will likely be adversely affected. Although all shares of Class A Common Stock offered for sale were sold in the Limited Market on each Trade Date occurring during the last two fiscal years, no assurance can be given that a stockholder desiring to sell all or a portion of his or her shares of the Company's Class A Common Stock in any trade will be able to do so.

     To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, the Company may, but is not obligated to, sell authorized but unissued shares of Class A Common Stock in the Limited Market. In fiscal years 1998 and 1997, the Company sold an aggregate of 927,657 and 85,505 shares of Class A Common Stock, respectively, in the Limited Market or 36.6% and 4.5%, respectively, of the total shares sold by all sellers in the Limited Market during such years. To the extent that the Company chooses not to sell authorized but unissued shares of Class A Common Stock in the Limited Market, the ability of individuals to purchase shares on the Limited Market may be adversely affected. No assurance can be given that an individual desiring to buy shares of the Company's Class A Common Stock in any future trade will be able to do so.

          PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

     The price of the Class A Common Stock (the "Formula Price") is established by the Board of Directors pursuant to the valuation process which includes the formula set forth below (the "Formula"). The Board of Directors sets the Market Factor (as defined below) in the Formula at the value which causes the Formula to yield the price which the Board of Directors believes represents a fair market value. The Formula Price is the price at which the Class A Common Stock trades in the Limited Market and is reviewed by the Board of Directors at least four times each year, generally in conjunction with Board of Directors meetings which are currently scheduled for January, April, July and October. Pursuant to the Company's Certificate of Incorporation, the price applicable to shares of Class B Common Stock is equal to five times the Formula Price. See
"Business -- Risk Factors -- Class A Common Stock Price Determined by Board of Directors."

     The following formula is used in determining the Formula Price: the price per share is equal to the sum of (i) a fraction, the numerator of which is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W1") and (ii) a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or

"Market Factor"), multiplied by the earnings of the Company for the four fiscal quarters immediately preceding the price determination ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by the Company in computing diluted earnings per share ("W"). The number of outstanding common shares and common share equivalents described above assumes the conversion of each share of Class B Common Stock into five shares of Class A Common Stock. The 5.66 multiplier is a constant which was first included in the Formula in March 1976 to cause the price generated by the Formula to equal the fair market value of the Class A Common Stock as determined by the Board of Directors following an amendment of the Formula. The 5.66 multiplier has not been assessed for change since that time. The Market Factor is a numerical factor which is reviewed and set by the Board of Directors as part of the valuation process. Historical values for each variable contained in the Formula are set forth in the table on page 18.

     The Formula Price of the Class A Common Stock, expressed as an equation, is as follows:

                          Formula Price = E + 5.66 MP
                                           W1      W

     A valuation formula containing consideration of stockholder equity and earnings per share was first used by the Board of Directors in establishing the stock price of the Class A Common Stock in 1972. The Formula was amended in 1973, by inclusion of the Market Factor, to reflect the broad range of business, financial and market forces that also affect the fair market value of the Class A Common Stock. The Formula was modified by the Board of Directors on April 14, 1995 to delete a limitation that the Formula Price not be less than 90% of the net book value per share of the Class A Common Stock at the end of the quarter immediately preceding the date on which a price revision is to occur (the "Book Value Floor"). This modification was intended to ensure that the Formula Price would be a fair market value as required by law. The Formula Price has always exceeded the Book Value Floor, and the Book Value Floor has never been used to establish the Formula Price. The Formula was also modified by the Board of Directors on April 10, 1998 so that the Weighted Average Shares Outstanding or "W" was derived by reference to the Company's "diluted earnings per share" rather than by reference to the Company's "primary earnings per share." This modification was made to conform to changes in the accounting standards related to the calculation of earnings per share. See "Business -- Risk Factors -- Class A Common Stock Price Determined by Board of Directors."

     The Board of Directors has broad discretion to modify the Formula. Nevertheless, other than the quarterly review and possible modification of the Market Factor, the Board of Directors will not change the Formula unless (i) in the good faith exercise of its fiduciary duties and after consultation with the Company's independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A Common Stock, the Board of Directors, including a majority of the directors who are not employees of the Company, determines that the Formula no longer results in a fair market value for the Class A Common Stock or (ii) a change in the Formula or the method of valuing the Class A Common Stock is required under applicable law.

     In determining the price of the Class A Common Stock, the Board of Directors considers the performance of the general securities markets and relevant industry groups, the historical financial performance of the Company versus comparable public companies, the prospects for the Company's future performance, general economic conditions, input from an independent appraisal firm and other relevant factors. The Board of Directors sets the Market Factor at the value which causes the Formula to yield a price equal to the Board of Directors' assessment of a fair market value for the Class A Common Stock. In conjunction with the Board of Directors' valuation process, an appraisal of Class A Common Stock is prepared by an independent appraisal firm for the committees administering the Company's and certain of its subsidiaries' qualified retirement plans. Valuation input from the appraiser is one of the factors considered by the Board of Directors in establishing the Formula Price. The Formula Price and Market Factor, as determined by the Board of Directors, remains in effect until subsequently changed by the Board of Directors. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A Common Stock within a broad range of financial criteria.

     The value assigned by the Board of Directors to the Market Factor has been subject to larger and more frequent changes. Nonetheless, the Board of Directors continues to use the Formula in determining the Formula Price. The price of the Class A Common Stock and the Market Factor could be subject to greater fluctuations in the future than in the past due to a number of factors, including (i) plans to continue to increase the proportion of the Company's business involving private sector customers, international customers and information technology and the greater stock price volatility associated with companies in such business areas, (ii) the financial leverage impact of current and any future debt levels of the Company as debt financing is used to finance acquisitions and for other purposes, (iii) the impact of other equity transactions that the Company may pursue, including public offerings of securities of the Company's subsidiaries or affiliates, and (iv) the volatility of the stock price of the Class A Common Stock of NSI, a publicly-traded security of a majority-owned subsidiary of the Company, and its impact on the Formula Price. See "Business -- Risk Factors -- Possible Volatility of Stock Price."

     The following table sets forth information concerning the Formula Price for the Class A Common Stock, the applicable price for the Class B Common Stock and each of the variables contained in the Formula, including the Market Factor, in effect for the periods beginning on the dates indicated. There can be no assurance that the Class A Common Stock or the Class B Common Stock will in the future provide returns comparable to historical returns. See "Business -- Risk Factors -- No Assurances Regarding Future Returns."

                                                                                   'W' OR          PRICE          PRICE
                                    'E' OR          'W(1)'                        WEIGHTED       PER SHARE      PER SHARE
                        MARKET   STOCKHOLDERS     OR SHARES        'P' OR       AVG. SHARES      OF CLASS A     OF CLASS B
         DATE           FACTOR    EQUITY(1)     OUTSTANDING(2)   EARNINGS(3)   OUTSTANDING(4)   COMMON STOCK   COMMON STOCK
         ----           ------   ------------   --------------   -----------   --------------   ------------   ------------
April 12, 1996........   1.80    459,097,000      50,848,815     57,296,000      51,306,036        $20.41        $102.05
July 12, 1996.........   2.00    476,734,000      51,526,715     57,601,000      51,594,455        $21.89        $109.45
October 11, 1996......   2.10    482,172,000      51,418,186     58,657,000      51,830,619        $22.83        $114.15
January 10, 1997......   2.40    507,235,000      52,094,779     62,098,000      52,003,218        $25.96        $129.80
April 11, 1997........   2.40    527,459,000      52,682,394     63,680,000      52,308,789        $26.55        $132.75
July 11, 1997.........   2.70    559,284,000      53,556,198     67,459,000      52,695,291        $30.01        $150.05
October 10, 1997......   3.20    583,211,000      54,369,492     70,701,000      53,229,203        $34.78        $173.90
January 9, 1998.......   3.60    663,811,000      55,148,817     71,804,000      53,993,996        $39.13        $195.65
April 10, 1998........   3.90    754,778,000      57,511,742     84,794,000      54,889,045        $47.22        $236.10

---------------
(1)"E" or Stockholders Equity is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(2)"W(1)" or Shares Outstanding is the number of outstanding common shares and common share equivalents at the end of that fiscal quarter.

(3)"P" or Earnings is the earnings of the Company for the four fiscal quarters immediately preceding the price determination.

(4)"W" or Weighted Average Shares Outstanding is the weighted average number of outstanding common shares and common share equivalents for the four fiscal quarters immediately preceding the price determination, as used by the Company in computing diluted earnings per share.

            HOLDERS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

     As of March 31, 1998, there were 18,558 holders of record of Class A Common Stock and 149 holders of record of Class B Common Stock. As of such date, approximately 93.0% of the Class A Common Stock and approximately 53.3% of the Class B Common Stock were owned of record by current employees, directors and consultants of the Company and their respective family members and by various employee benefit plans of the Company and its subsidiaries.

                                DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock and no cash dividends on the Class A Common Stock or Class B Common Stock are contemplated in the foreseeable future. The Company's present intention is to retain any future earnings for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

     The following data has been derived from consolidated audited financial statements. The consolidated balance sheet at January 31, 1998 and 1997 and the related consolidated statements of income and of cash flows for the three years ended January 31, 1998 and notes thereto appear elsewhere in this Form 10-K. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           YEAR ENDED JANUARY 31
                                       --------------------------------------------------------------
                                          1998         1997         1996         1995         1994
                                       ----------   ----------   ----------   ----------   ----------
                                             (AMOUNTS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Revenues.............................  $3,089,351   $2,402,224   $2,155,657   $1,921,880   $1,670,882
Cost of revenues.....................   2,623,339    2,094,447    1,875,183    1,686,970    1,475,485
Selling, general and administrative
  expenses...........................     301,093      191,836      173,742      146,083      120,387
Interest expense.....................      11,682        4,925        4,529        3,468        2,966
Other (income) expense, net..........     (15,864)      (2,193)        (111)       5,653        2,216
Minority interest in income of
  consolidated subsidiaries(1).......      10,608
Provision for income taxes...........      73,699       49,529       45,018       30,654       28,328
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $   84,794   $   63,680   $   57,296   $   49,052   $   41,500
                                       ==========   ==========   ==========   ==========   ==========
Earnings per share(2):
  Basic..............................  $     1.65   $     1.30   $     1.19   $     1.05   $      .91
                                       ==========   ==========   ==========   ==========   ==========
  Diluted............................  $     1.55   $     1.23   $     1.14   $     1.02   $      .89
                                       ==========   ==========   ==========   ==========   ==========
Common equivalent shares:
  Basic..............................      51,349       49,157       48,143       46,605       45,403
                                       ==========   ==========   ==========   ==========   ==========
  Diluted............................      54,806       51,738       50,285       47,865       46,759
                                       ==========   ==========   ==========   ==========   ==========

                                                                 JANUARY 31
                                       --------------------------------------------------------------
                                          1998         1997         1996         1995         1994
                                       ----------   ----------   ----------   ----------   ----------
                                                           (AMOUNTS IN THOUSANDS)
Total assets.........................  $2,415,234   $1,012,462   $  859,290   $  752,584   $  611,575
Working capital......................      94,588      270,553      227,185      173,467      206,580
Long-term debt.......................     145,958       15,227       15,592       14,222       13,437
Long-term liabilities................     313,677       29,114       18,524       14,733       11,623
Stockholders' equity.................  $  754,778   $  527,459   $  458,132   $  386,760   $  334,597

---------------
(1) Relates to INTESA, the Company's consolidated 60%-owned joint venture, and NSI, the Company's consolidated 76%-owned subsidiary.

(2) Earnings per share has been restated for 1997, 1996, 1995 and 1994 to conform with the new Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Company has never declared or paid cash dividends on its capital stock and no cash dividends are presently contemplated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides diversified professional and technical services ("Technical Services") involving the application of scientific expertise, together with computer and systems technology, to solve complex technical problems for a broad range of government and commercial customers, both in the U.S. and abroad. In addition, the Company also designs, develops and manufactures high-technology products ("Products"). The Company's Technical Services and Products have been primarily sold to departments and agencies of the U.S. Government. During 1998, the Company completed several key transactions that have had positive impacts to its consolidated financial position, results of operations and cash flows and expanded the Company's business with commercial customers.

     On January 2, 1997, the Company formed a foreign joint venture, Informatica, Negocio y Tecnologia, S.A. ("INTESA"), with Venezuela's national oil company, Petroleos de Venezuela, S.A., to provide information technology services in Latin America. Accordingly, the Company consolidated its 60% majority interest in INTESA, whose fiscal year end is December 31, in its consolidated financial statements for the year ended January 31, 1998. Since Venezuela is considered a highly inflationary economy, the functional currency of INTESA is the U.S. dollar. Remeasurement gains or losses of this joint venture are recognized in the consolidated results of operations.

     On March 7, 1997, the Company sold the majority of the net assets of its SAIT business unit and recognized a gain of $4 million on the sale which is reflected in other income. SAIT manufactured data display devices and "ruggedized" personal computers which accounted for 49% of the Products revenue in 1997.

     On October 1, 1997, the Company and its subsidiary Network Solutions, Inc.
(NSI) sold 3,795,000 shares of NSI Class A common stock in an initial public offering. The Company's net proceeds from the offering were $64 million resulting in a gain of $61 million which was recorded as additional paid-in-capital. Prior to the offering, NSI was a wholly-owned subsidiary of the Company. Upon completion of the offering, the Company has a 76% ownership interest in NSI, which represents 97% of the combined voting power of the outstanding common stock. NSI provides Internet domain name registration services and Intranet consulting and network design and implementation services.

     On November 14, 1997, the Company completed its acquisition (the "Bellcore Acquisition") of all the issued and outstanding common stock of Bell Communications Research, Inc. ("Bellcore") from the Regional Bell Operating Companies ("RBOCs"). Upon the closing of the Bellcore Acquisition, Bellcore became a wholly-owned subsidiary of the Company and approximately 5,500 Bellcore employees joined the Company. The acquisition has been accounted for under the purchase method of accounting and Bellcore's results of operations have been included in the financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess purchase price over the net book value of assets acquired has been allocated to other identifiable intangible assets and goodwill. Bellcore is a global provider of software development, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry.

     On January 29, 1998, the Company issued public debt securities with a principal amount of $100 million. These debt securities are ten year fixed rate notes with interest paid at 6.75%. Cash proceeds to the Company were $99 million.

RESULTS OF OPERATIONS

     Revenues increased 29%, 11% and 12% in 1998, 1997 and 1996, respectively, over the prior year. INTESA, Bellcore and NSI were directly responsible for 21 percentage points of the increase in 1998. The remaining increase in revenues of 8 percentage points was attributable to internal growth in the traditional business areas. Revenues in 1998 from the Company's principal customer, the U.S. Government, continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services markets, which typically involve lower cost service type contracts.

     The sale of Technical Services and Products to the U.S. Government as a prime contractor or subcontractor accounted for 66% of revenues in 1998, 79% in 1997 and 83% in 1996. The decrease from 1996 to 1998 is primarily attributable to growth in non-U.S. Government revenues as a result of the Company's efforts to increase revenues from commercial and international clients and state and local governments in the health, commercial information technology, telecommunications and transportation business areas. On an absolute basis, U.S. Government revenues increased 7% in 1998, 6% in 1997 and 8% in 1996. Non-U.S. Government revenues increased 109% in 1998, 40% in 1997 and 35% in 1996, over the prior year. The larger increase in non-U.S. Government revenues in 1998 is primarily attributable to the Bellcore Acquisition, INTESA and growth in NSI revenues over 1997.

     The following table summarizes revenues by contract type for the last three years:

                                                               YEAR ENDED JANUARY 31
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Contract type:
Cost-reimbursement..........................................    50%      54%      54%
Time-and-materials and fixed-price level-of-effort..........    18%      22%      26%
Firm fixed-price............................................    32%      24%      20%
                                                               ---      ---      ---
          Total.............................................   100%     100%     100%
                                                               ===      ===      ===

     Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials ("T&M") contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort ("FP-LOE") contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price contracts require the Company to provide stipulated products, systems or services for a fixed price. The Company assumes greater performance risk on firm fixed-price contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. The increase in revenues from firm fixed-price contracts and associated relative decrease in revenues from cost-reimbursement contracts from 1996 to 1998 result primarily from the Company's growth in non-U.S. Government revenues. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis.

     The Company's business is directly related to the receipt of contract awards and contract performance. There were 440 contracts with annual revenues greater than $1 million in 1998, compared with 412 and 349 such contracts in 1997 and 1996, respectively. These larger contracts represented 71% of the Company's revenues in 1998 compared to 75% in 1997 and 76% in 1996. Of these contracts, 39 contracts had individual revenues greater than $10 million in 1998 compared to 28 such contracts in 1997 and 21 in 1996. The remainder of the Company's revenues are derived from a large number of contracts with individual revenues less than $1 million. Although the Company has committed substantial resources and personnel required to pursue and perform larger contracts, the Company believes it also maintains a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for the Company's success on larger procurements. Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At the end of 1998, the Company had 30,300 full-time employees compared to 20,900 and 19,500 at the end of 1997 and 1996, respectively. Material and subcontract ("M&S") revenues were $755 million in 1998, $667 million in 1997 and $616 million in 1996. As a percentage of total revenues, M&S revenues decreased to 25% in 1998 from 28% in 1997 and 29% in 1996. The decrease in 1998 is primarily attributable to faster growth in labor-related revenues and the sale of SAIT, which decreased M&S revenues in 1998 and had accounted for 12% of M&S revenues in 1997.

     The revenue mix between the Technical Services segment and the Products segment was 98% and 2%, respectively, of consolidated revenues in 1998, 94% and 6%, respectively, in 1997 and 1996. Within the Technical Services segment, revenues are further classified between "National Security," "Health," "Environment," "Energy," "Telecommunications," "Commercial Information Technology" and "Other Technical Services." Other Technical Services includes the transportation, space and other business areas.

     National Security revenues were 37% of total revenues in 1998 compared to 44% in 1997 and 45% in 1996. Although National Security revenues declined as a percentage of total revenues, on an absolute basis, these revenues increased 10% in 1998, 8% in 1997 and 9% in 1996 over the prior year, in spite of declines in the overall defense market during these periods. The U.S. Government maintained funding in the National Security areas in which the Company believes it has strong capabilities, such as command, control, communications, computers, intelligence, surveillance and reconnaisance ("C4ISR"), research and development, training, logistics and simulation. Revenues in the Health business area were 12% of total revenues in 1998 and 14% in 1997 and 1996. Although Health revenues declined as a percentage of total revenues, on an absolute basis, these revenues have increased 9% in 1998, 10% in 1997 and 47% in 1996. In 1996, approximately 10% of consolidated revenues was derived from one U.S. government contract in the Health business area, which was substantially completed in 1997. However, to date, the Company has maintained and increased the level of its revenues in the Health business area through other contracts. Revenues from the Environment business were 9% of total revenues in 1998, 11% in 1997 and 13% in 1996. Energy revenues were 3% of total revenues in 1998, 4% in 1997 and 6% in 1996. The decreases in the Environment and Energy business areas primarily reflect the budget reductions and changing priorities of the Company's U.S. Government and commercial customers. Telecommunications revenues were 8% of total revenues in 1998 and 1% in 1997 and 1996. The increase in Telecommunications revenues in 1998 reflects the acquisition of Bellcore which primarily generates revenues in the Telecommunications segment. Commercial Information Technology revenues were 14% of total revenues in 1998, 4% in 1997 and 2% in 1996. The increase in Commercial Information Technology revenues reflects the Company's efforts to increase revenues from commercial and international clients in the information technology area. INTESA and NSI both contributed to the growth in Commercial Information Technology revenues. Other Technical Services revenues were 14% of total revenues in 1998, 15% in 1997 and 12% in 1996. The increase in Other Technical Services revenues as a percent of total revenues in 1997 compared to 1996 reflects the Company's expansion in the transportation business area and mirrors the country's shift of priorities and resources from defense programs to civilian programs in areas such as transportation. The Company expects this trend of shifting priorities of the country to continue. In order for the Company to maintain or exceed historical revenue growth rates, it will need to continue to increase its market share in the National Security business area and/or increase its revenues from the Health, Environment, Energy, Telecommunications, Commercial information technology and Other Technical Services business areas.

     Products revenues were 2% of total revenues in 1998 and 6% in 1997 and 1996. The decrease in product revenues as a percentage of total revenues is attributable to the sale of SAIT in 1998.

     The cost of revenues as a percentage of revenues was 85.1% in 1998, 87.2% in 1997 and 87.0% in 1996. The decrease in 1998 reflects the growth in commercial revenues from Bellcore, INTESA and NSI, which have more of their associated costs in SG&A as opposed to cost of revenues.

     SG&A expenses as a percentage of revenues were 9.8%, 8.0% and 8.1% in 1998, 1997 and 1996, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. G&A, B&P and IR&D increased as a percentage of revenues due to the growth in commercial revenues which have more of their associated costs in SG&A as opposed to cost of revenues. While the level of B&P activity and costs have historically fluctuated depending on the availability of bidding opportunities and resources, B&P costs have increased in relation to revenues in 1998. IR&D costs have also historically fluctuated depending on the stage of development for various hardware and software systems and have increased in relation to revenues in 1998. G&A costs as a percentage of total revenues were 6.4% in 1998 compared to 5.6% in 1997 and 5.8% in 1996. The increase in G&A costs represents the combination of the growth in commercial business and increased acquisition costs incurred in connection with the Bellcore Acquisition. In 1998 and 1997, continued declining operating results of certain acquired companies made the recovery of certain goodwill unlikely as determined by the undiscounted cash flow method. The Company reduced goodwill by $2.9 million and $6.2 million to its estimated recoverable value in 1998 and 1997, respectively. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

     Operating profit margins by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Technical Services segment was 5.5% in 1998, 4.8% in 1997 and 5.0% in 1996. The National Security operating profit margin was 4.2% in 1998, 5.2% in 1997 and 5.0% in 1996. The lower operating profit margin in 1998 as compared to 1997 and 1996 was a result of overruns on certain firm fixed-price contracts in the National Security area. Health operating profit margin was 8.0% in 1998, 7.2% in 1997 and 6.1% in 1996. Environment operating profit margin was 4.5% in 1998, 2.1% in 1997 and 4.4% in 1996. The lower operating profit margin in 1997 was the result of losses on certain contracts in the local government and private sector markets. Energy operating profit margin was 4.7% in 1998, 5.7% in 1997 and 5.3% in 1996. Telecommunications operating profit margin was 11.3% in 1998, 11.8% in 1997 and 7.5% in 1996. The
Telecommunications business area performance in 1998 is dominated by Bellcore. Commercial Information Technology operating profit margin was 6.6% in 1998, a loss of 6.1% in 1997 and profit of .4% in 1996. The loss in 1997 primarily relates to operating losses at NSI. The operating profit margin in Other Technical Services was 3.2% in 1998, 5.7% in 1997 and 4.4% in 1996. The decrease in Other Technical Services operating profit margin in 1998 was primarily attributable to overruns on certain firm fixed-price contracts. The operating profit margin in the Products segment was a loss of 1.9% in 1998, profit of 5.7% in 1997 and profit of 4.6% in 1996. The operating loss in 1998 was attributable to overruns on certain firm fixed-price contracts. In general, overall operating profit margins for the Company increased in 1998 compared to 1997 and 1996 despite overruns on certain firm fixed-price contracts.

     Interest expense in 1998, 1997 and 1996 primarily relates to interest on building mortgages, deferred compensation, capital lease obligations, notes payable and borrowings under the Company's revolving credit facilities. Increase in interest expense was primarily driven by an increase in the average borrowings outstanding during 1998 compared to 1997 and 1996. Average borrowings in 1998 increased as a result of financing the acquisition of Bellcore.

     Other income, net of other expense, was $16 million in 1998 compared to $2 million in 1997 and $111 thousand in 1996. The increase in other income represents a combination of effects. Primarily increasing other income was increased interest income and the gain on sale of SAIT and certain other business assets. Offsetting the increase in other income was a loss on the forward treasury lock agreements. The Company entered into these treasury lock agreements, totaling $200 million, in 1997 to manage exposure to fluctuations in interest rates on an anticipated, probable issuance of debt that was to be used to finance the Bellcore acquisition. Due to changes in market conditions, an unexpected decline in interest rates and availability of cash, the Company only issued $100 million of debt, thus resulting in the recognition of a loss in other expense.

     The provision for income taxes as a percentage of income before income taxes was 46.5% in 1998, 43.8% in 1997 and 44.0% in 1996. The higher effective tax rate in 1998 compared to 1997 and 1996 is primarily attributable to non-deductible goodwill amortization and non-deductible losses in foreign operations.

     The Bellcore Acquisition has resulted in a substantial growth in both employee base and commercial revenues in the period since November 14, 1997. Since the integration of Bellcore is still in its early stages, the growth and debt brought on by the acquisition could still place a significant strain on the Company's management, operational and financial resources if the Company does not effectively manage the expansion of its operations. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the integration of Bellcore. Any inability to effectively integrate Bellcore or manage the growth could have a material adverse effect on the Company's results of operations and financial condition. As of January 31, 1998, the integration of Bellcore has not had an adverse effect on the Company. In addition,

Bellcore has historically derived substantially all of its revenues from the RBOCs. In order for Bellcore to maintain or exceed historical revenue growth rates, it will need to continue to increase its market share from its principal customers, the RBOCs, or diversify with new customers.

     As described in the Notes to Consolidated Financial Statements, during 1998, the Company adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). Dual presentation of basic and diluted EPS for all periods presented is required. Accordingly, EPS has been restated for 1997 and 1996 to conform with the new standard. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS is computed similar to basic EPS except that the weighted average number of shares of common stock outstanding is increased to include the effect of stock options and other stock awards granted to employees under stock-based compensation plans that were outstanding during the period.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and will be adopted by the Company in 1999. SFAS No. 131 establishes new standards for reporting operating segment information in annual financial statements and reporting selected information about operating segments in interim financial statements. The Company will adopt SFAS No. 131 for the year ending January 31, 1999 and the interim period ending April 30, 2000. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued and revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS No. 132 in 1999. Since these statements address disclosure and reporting issues, adoption of these statements will not have a material effect on the Company's consolidated financial position or results of operations.

     The Company has commenced, and in some cases finalized, the evaluation of computer systems to ensure its operations will not be adversely impacted by the Year 2000 software problems. In 1996, the Company initiated a program to prepare the Company's centralized internal computer systems and applications for the Year 2000. The evaluation determined that certain portions of the Company's software and systems required modification or replacement. Remediation efforts have begun, with testing and validation to be completed in 1999. The costs specifically associated with modifying internal-use software for the Year 2000 are expensed as incurred. The costs to modify internal-use software have not had, nor are they anticipated to have, a material adverse effect on the Company's consolidated financial position, results of operations, cash flows or its ability to conduct business.

     The Company has initiated communications with its critical service suppliers and vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no assurance that such failure would not have a material adverse effect on the Company's systems, results of operations and ability to do business. Furthermore, the Company has implemented an on-going program to assess its exposure with respect to its products and services. As part of this program, the Company is meeting with its significant customers and discussing opportunities to perform additional services in order to resolve their Year 2000 issues. To date, no matters have come to the attention of the Company's management that would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

     The Company's assessment of the Year 2000 issue, including the costs of the project and timing of completion are based on management's best estimates and input from third party customers, service providers, suppliers and vendors. These estimates were derived using numerous assumptions about future events, including continued availability of certain resources, third party modifications plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

     While the Company does not believe that the Year 2000 matters discussed above will have a material adverse effect on its consolidated financial position, results of operations, cash flows and its ability to conduct business, it is uncertain whether or to what extent the Company may be affected by such matters.

     The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

LIQUIDITY AND CAPITAL RESOURCES

     On August 20, 1997, the Company entered into two new credit facilities (the "Facilities") totaling $900 million with a group of financial institutions which provide for (i) a five-year reducing revolving credit facility of up to $700 million and (ii) a 364-day revolving credit facility of up to $200 million. The Facilities were entered into to provide funding for the Bellcore Acquisition and for general corporate purposes and replace the $105 million unsecured revolving credit facility. In January 1998, upon issuance of public debt securities, the Company terminated the 364-day revolving credit facility. The Company is subject to certain financial covenants under the terms of the credit facility and was in compliance with these covenants at the end of 1998.

     The Company's primary sources of liquidity continue to be funds provided by operations and the Five-Year revolving credit facility. In 1998, the issuance of public debt securities was a source of liquidity for the Company. At January 31, 1998 and 1997, there were no borrowings outstanding under either the new or old credit agreements, respectively, and cash and cash equivalents and short-term investments totaled $230 million and $45 million, respectively. Cash flows generated from operating activities were $351 million in 1998 compared to $111 million in 1997 and $53 million in 1996. Average revenue days outstanding decreased to 68 in 1998 from 74 in 1997 and 1996. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

     Cash flows spent on investing activities were $397 million in 1998 compared to $57 million and $39 million in 1997 and 1996, respectively. The increase in spending on investing activities in 1998 and 1997 is primarily attributable to business acquisitions and the acquisition of capital assets. The primary use of cash in 1998 was the Bellcore Acquisition. Although the Company used $340 million of cash for acquisitions of certain business assets, net of cash acquired, in 1998, the Company also received proceeds of $48 million from the sale of SAIT and other smaller business assets. The Company spent $23 million for acquisitions of businesses in 1997 to complement the Company's capabilities in the areas of commercial information technology, transportation and national security. In 1996, $21 million was spent to acquire equity interests in commercial and international businesses. The Company intends to continue to make additional acquisitions and equity investments in the future. Capital expenditures, excluding land and buildings, were $52 million, $38 million and $31 million in 1998, 1997 and 1996, respectively, and are expected to be approximately $78 million for 1999. Expenditures for land and buildings were $18 million, $5 million and $1 million in 1998, 1997 and 1996, respectively, and are expected to be approximately $18 million for 1999.

     The Company generated $191 million from financing activities in 1998 compared to a use of cash of $31 million and $19 million in 1997 and 1996, respectively. In 1998, the primary sources of cash were the proceeds from issuing public debt securities, proceeds from the initial public offering of NSI common stock and proceeds from the sale of the Company's common stock. In 1997 and 1996, funds were utilized primarily for common stock repurchases and payments on long-term debt. The increase in common stock repurchases in 1997 from 1996 was primarily attributable to increased repurchases of common stock from the Company's Employee Stock Retirement Plan ("ESRP") in order for the ESRP to fund payouts to participants.

     The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures and future long-term debt requirements. In addition, acquisitions and equity investments in the future are expected to be financed from operations and borrowing capacity as well as the issuance of Company common stock.

EFFECTS OF INFLATION

     Over half of the Company's contracts are cost-reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term firm fixed-price and T&M type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy, net income, as a percentage of revenues, has not been significantly impacted by inflation. As the Company expands into the international markets and into highly inflationary economies, movements in foreign currency exchange rates may impact the Company's results of operations. Currency exchange rate fluctuations may also affect the Company's competitive position as a result of its impact on the Company's profitability and the pricing offered to its non-U.S. customers.

FORWARD-LOOKING INFORMATION

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operation and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to: a decrease in or the failure to increase business with the U.S. Government; the ability of the Company to effectively continue integrating Bellcore; the ability of Bellcore to maintain or increase its market share with the RBOCs (Bellcore's principal customers), or diversify with new customers; the ability of the Company to continue to identify and consummate additional acquisitions; the ability of the Company to competitively price its Technical Services and Products; the risk of early termination of U.S. Government contracts; the risk of losses or reduced profits on firm fixed-price contracts; a failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; audits of the Company's costs, including allocated indirect costs, by the U.S. Government; the ability of the Company and third party customers, service providers and suppliers to address the Year 2000 issue and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements of the Company attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For information with respect to the Directors of the Company, see "Election of Directors" appearing in the 1998 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     For information with respect to executive compensation, see the information set forth under the captions "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 1998 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information with respect to the interests of the Company's management and others in certain transactions, see the information set forth under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement, which information is incorporated by reference into this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     3. EXHIBITS

    EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT
    -------                       ----------------------
     3(a)      Restated Certificate of Incorporation of the Registrant, as
               amended July 19, 1990. Incorporated by reference to Exhibit
               3(a) to Registrant's Annual Report on Form 10-K for the
               fiscal year ended January 31, 1991 (the "1991 10-K").
     3(b)      Bylaws of the Registrant, as amended through April 11, 1997.
               Incorporated by reference to Exhibit 3(b) to Registrant's
               Annual Report on Form 10-K/A for the fiscal year ended
               January 31, 1997 (the "1997 10-K").
    10(a)*     Registrant's Bonus Compensation Plan, as amended through
               October 2, 1996.
    10(b)*     Registrant's 1992 Stock Option Plan, as amended through
               October 2, 1996.
    10(c)*     Registrant's Stock Compensation Plan, as amended through
               December 30, 1997.
    10(d)*     Registrant's Management Stock Compensation Plan, as amended through December 30, 1997.
    10(e)*     1995 Employee Stock Purchase Plan. Incorporated by reference to Annex II to the Registrant's Proxy Statement for the 1995
               Annual Meeting of Stockholders as filed June 1995 with the
               SEC.
    10(f)*     1995 Stock Option Plan, as amended through October 2, 1996.
    10(g)*     Registrant's Keystaff Deferral Plan, as amended through
               December 30, 1997.
    10(h)*     Registrant's Key Executive Stock Deferral Plan. Incorporated
               by reference to Exhibit 4(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.
    10(i)*     Form of Alumni Agreement. Incorporated by reference to
               Exhibit 4(w) to the 1997 10-K.
    10(j)      Credit Agreement (multi-year facility) with Bank of America
               NT&SA, Morgan Guaranty Trust Company, Citicorp USA, Inc. and
               other financial institutions dated as of August 20, 1997.
               Incorporated by reference to Exhibit 10(d) to the Form 10-Q for the fiscal quarter ended July 31, 1997 ("July 1997
               10-Q").

* Executive Compensation Plans and Arrangements

    EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT
    -------                       ----------------------
    10(k)*     Letter Agreement dated January 18, 1996 between Registrant and W.A. Owens, as amended on March 30, 1998.
    10(l)*     Employment Agreement dated December 18, 1997 between
               Registrant and R.C. Smith, as amended on February 2, 1998.
    21         Subsidiaries of the Registrant.
    23         Consent of Independent Accountants
    27         Financial Data Schedule.
    28(a)      Annual Report of the Registrant's 1995 Employee Stock
               Purchase Plan for the plan year ended January 31, 1998.
    28(b)      Annual Report of the Registrant's Cash or Deferred
               Arrangement for the plan year ended December 31, 1997.
    28(c)      Annual Report of the Registrant's subsidiary's (Syntonic
               Technology, Inc. doing business as TransCore), TransCore
               Retirement Savings Plan for the plan year ended December 31,
               1997.
    28(d)      Annual Report of the Bell Communications Research Savings
               and Security Plan for the plan year ended December 31, 1997.
    28(e)      Annual Report of the Bell Communications Research Savings
               Plan for Salaried Employees for the plan year ended December
               31, 1997.

     (b) REPORTS ON FORM 8-K IN THE FOURTH QUARTER OF THE FISCAL YEAR ENDED JANUARY 31, 1998:

     A Report on Form 8-K was filed on November 26, 1997. Disclosure was made under Item 2 -- Acquisition or Disposition of Assets.

     A Report on Form 8-K was filed on January 14, 1998. Disclosure was made under Item 5 -- Other Events.

     A Report on Form 8-K was filed on January 15, 1998. Disclosure was made under Item 5 -- Other Events, and Item 7 -- Financial Statements and Exhibits.

* Executive Compensation Plans and Arrangements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 1998.

                                          SCIENCE APPLICATIONS INTERNATIONAL
                                          CORPORATION
                                          (Registrant)

                                          By /s/      J. R. BEYSTER
                                            ------------------------------------
                                                       J. R. Beyster
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                    DATE
                       ---------                                      -----                    ----

                   /s/ J. R. BEYSTER                        Chairman of the Board and     April 10, 1998
--------------------------------------------------------   Principal Executive Officer
                     J. R. Beyster

                  /s/ W. A. ROPER, JR.                     Principal Financial Officer    April 10, 1998
--------------------------------------------------------
                    W. A. Roper, Jr.

                   /s/ P. N. PAVLICS                       Principal Accounting Officer   April 10, 1998
--------------------------------------------------------
                     P. N. Pavlics

                   /s/ D. P. ANDREWS                                 Director             April 10, 1998
--------------------------------------------------------
                     D. P. Andrews

                     /s/ V. N. COOK                                  Director             April 10, 1998
--------------------------------------------------------
                       V. N. Cook

                   /s/ W. H. DEMISCH                                 Director             April 10, 1998
--------------------------------------------------------
                     W. H. Demisch

                   /s/ W. A. DOWNING                                 Director             April 10, 1998
--------------------------------------------------------
                     W. A. Downing

                    /s/ J. E. GLANCY                                 Director             April 10, 1998
--------------------------------------------------------
                      J. E. Glancy

                    /s/ B. R. INMAN                                  Director             April 10, 1998
--------------------------------------------------------
                      B. R. Inman

                       SIGNATURE                                      TITLE                    DATE
                       ---------                                      -----                    ----
                    /s/ A. K. JONES                                  Director             April 10, 1998
--------------------------------------------------------
                      A. K. Jones

               /s/ H. M. J. KRAEMER, JR.                             Director             April 10, 1998
--------------------------------------------------------
                 H. M. J. Kraemer, Jr.

                    /s/ W. M. LAYSON                                 Director             April 10, 1998
--------------------------------------------------------
                      W. M. Layson

                    /s/ C. B. MALONE                                 Director             April 10, 1998
--------------------------------------------------------
                      C. B. Malone

                    /s/ J. W. MCRARY                                 Director             April 10, 1998
--------------------------------------------------------
                      J. W. McRary

                   /s/ S. D. ROCKWOOD                                Director             April 10, 1998
--------------------------------------------------------
                     S. D. Rockwood

                                                                     Director
--------------------------------------------------------
                      R. C. Smith

                   /s/ E. A. STRAKER                                 Director             April 10, 1998
--------------------------------------------------------
                     E. A. Straker

                    /s/ M. E. TROUT                                  Director             April 10, 1998
--------------------------------------------------------
                      M. E. Trout

                   /s/ J. P. WALKUSH                                 Director             April 10, 1998
--------------------------------------------------------
                     J. P. Walkush

                 /s/ J. H. WARNER, JR.                               Director             April 10, 1998
--------------------------------------------------------
                   J. H. Warner, Jr.

                    /s/ J. A. WELCH                                  Director             April 10, 1998
--------------------------------------------------------
                      J. A. Welch

                   /s/ J. B. WIESLER                                 Director             April 10, 1998
--------------------------------------------------------
                     J. B. Wiesler

                    /s/ A. T. YOUNG                                  Director             April 10, 1998
--------------------------------------------------------
                      A. T. Young

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT ACCOUNTANTS...........................  F-2
FINANCIAL STATEMENTS
Consolidated Statement of Income for the three years ended
  January 31, 1998..........................................  F-3
Consolidated Balance Sheet at January 31, 1998 and 1997.....  F-4
Consolidated Statement of Stockholders' Equity for the three years ended January 31, 1998..............................  F-5
Consolidated Statement of Cash Flows for the three years
  ended January 31, 1998....................................  F-6
Notes to Consolidated Financial Statements..................  F-7

     Financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Science Applications International Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Science Applications International Corporation and its subsidiaries at January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PRICE WATERHOUSE LLP

San Diego, California
April 3, 1998

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   YEAR ENDED JANUARY 31
                                                         -----------------------------------------
                                                            1998           1997           1996
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Revenues...............................................  $3,089,351     $2,402,224     $2,155,657
Costs and expenses:
  Cost of revenues.....................................   2,623,339      2,094,447      1,875,183
  Selling, general and administrative expenses.........     301,093        191,836        173,742
                                                         ----------     ----------     ----------
  Operating income.....................................     164,919        115,941        106,732
                                                         ----------     ----------     ----------
  Interest expense.....................................      11,682          4,925          4,529
  Other (income) expense, net..........................     (15,864)        (2,193)          (111)
  Minority interest in income of consolidated
     subsidiaries......................................      10,608
                                                         ----------     ----------     ----------
Income before income taxes.............................     158,493        113,209        102,314
Provision for income taxes.............................      73,699         49,529         45,018
                                                         ----------     ----------     ----------
Net income.............................................  $   84,794     $   63,680     $   57,296
                                                         ==========     ==========     ==========
Earnings per share:
  Basic................................................  $     1.65     $     1.30     $     1.19
                                                         ==========     ==========     ==========
  Diluted..............................................  $     1.55     $     1.23     $     1.14
                                                         ==========     ==========     ==========
Common equivalent shares:
  Basic................................................      51,349         49,157         48,143
                                                         ==========     ==========     ==========
  Diluted..............................................      54,806         51,738         50,285
                                                         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     JANUARY 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $  189,387    $   45,279
  Restricted cash...........................................      25,344        14,456
  Receivables...............................................     810,385       562,950
  Inventories...............................................      12,471        33,983
  Prepaid expenses and other current assets.................      75,846        17,392
  Deferred income taxes.....................................      62,367        37,155
                                                              ----------    ----------
          Total current assets..............................   1,175,800       711,215
Property and equipment......................................     288,282        89,027
Land and buildings..........................................     195,534        96,768
Goodwill....................................................     106,757        59,569
Other intangible assets.....................................     103,520
Prepaid pension assets......................................     424,108
Other assets................................................     121,233        55,883
                                                              ----------    ----------
                                                              $2,415,234    $1,012,462
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  748,031    $  273,481
  Accrued payroll and employee benefits.....................     262,408       131,234
  Income taxes payable......................................      37,761        16,859
  Notes payable and current portion of long-term debt.......      33,012        19,088
                                                              ----------    ----------
          Total current liabilities.........................   1,081,212       440,662
                                                              ----------    ----------
Long-term debt..............................................     145,958        15,227
Deferred income taxes.......................................     111,941
Other long-term liabilities.................................     313,677        29,114
Commitments and contingencies (Note N)......................
Minority interest in consolidated subsidiaries..............       7,668
Stockholders' equity, per accompanying statement:
  Class A Common Stock, $.01 par value......................         519           480
  Class B Common Stock, $.05 par value......................          16            16
  Additional paid-in capital................................     538,760       304,658
  Retained earnings.........................................     237,588       232,562
  Other stockholders' equity................................     (22,105)      (10,257)
                                                              ----------    ----------
          Total stockholders' equity........................     754,778       527,459
                                                              ----------    ----------
                                                              $2,415,234    $1,012,462
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                      COMMON STOCK
                                            ---------------------------------
                                                CLASS A           CLASS B
                                            ---------------   ---------------
                                              100,000,000        5,000,000
                                                SHARES            SHARES                                 OTHER
                                              AUTHORIZED        AUTHORIZED      ADDITIONAL               STOCK-
                                            ---------------   ---------------    PAID-IN     RETAINED   HOLDERS'
                                            SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS    EQUITY
                                            ------   ------   ------   ------   ----------   --------   --------
                                                                       (IN THOUSANDS)
Balance at January 31, 1995...............  45,243    $452     343      $17      $201,568    $189,043   $ (4,320)
  Issuances of common stock...............   4,115      41                         52,600
  Repurchases of common stock.............  (2,449)    (24)    (11)               (11,456)    (30,479)
  Income tax benefit from employee stock
    transactions..........................                                          7,143
  Foreign currency translation
    adjustment............................                                                                  (161)
  Unearned stock compensation.............                                                                (3,588)
  Net income..............................                                                     57,296
                                            ------    ----     ---      ---      --------    --------   --------
Balance at January 31, 1996...............  46,909     469     332       17       249,855     215,860     (8,069)
  Issuances of common stock...............   4,123      41                         60,540
  Repurchases of common stock.............  (3,019)    (30)     (6)      (1)      (16,168)    (46,978)
  Income tax benefit from employee stock
    transactions..........................                                         10,431
  Foreign currency translation
    adjustment............................                                                                 1,279
  Unearned stock compensation.............                                                                (3,467)
  Net income..............................                                                     63,680
                                            ------    ----     ---      ---      --------    --------   --------
Balance at January 31, 1997...............  48,013     480     326       16       304,658     232,562    (10,257)
  Issuances of common stock...............   7,207      72                        178,977
  Repurchases of common stock.............  (3,289)    (33)    (12)               (22,489)    (79,768)
  Net unrealized loss on securities
    available for sale....................                                                                (3,691)
  Income tax benefit from employee stock
    transactions..........................                                         16,950
  Foreign currency translation
    adjustment............................                                                                (3,744)
  Unearned stock compensation.............                                                                (4,413)
  Sale of minority interest in
    subsidiary............................                                         60,664
  Net income..............................                                                     84,794
                                            ------    ----     ---      ---      --------    --------   --------
Balance at January 31, 1998...............  51,931    $519     314      $16      $538,760    $237,588   $(22,105)
                                            ======    ====     ===      ===      ========    ========   ========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED JANUARY 31
                                                              --------------------------------
                                                                 1998        1997       1996
                                                              ----------   --------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $   84,794   $ 63,680   $ 57,296
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      69,860     50,359     35,380
    Non-cash compensation...................................      31,051     22,654     13,224
    Minority interest in income of consolidated
     subsidiaries...........................................      10,524
    Equity in income of unconsolidated affiliates...........      (1,326)    (2,253)      (233)
    Net (gain) on sales of certain business assets..........      (6,341)
    Loss on disposal of property and equipment..............       3,096        895      1,385
    Income tax benefit from employee stock transactions.....      16,950     10,431      7,143
    Increase (decrease) in cash, excluding effects of
     acquisitions, resulting from changes in:
      Receivables...........................................     (25,159)   (36,134)   (71,908)
      Inventories...........................................       7,262      8,111    (13,257)
      Prepaid expenses and other current assets.............     (10,852)    (4,496)     2,029
      Progress payments.....................................        (465)   (25,138)    10,660
      Deferred income taxes.................................     (56,772)   (18,202)     1,583
      Other assets..........................................     (45,930)    (9,628)    (4,816)
      Accounts payable and accrued liabilities..............     185,111     46,678      4,701
      Accrued payroll and employee benefits.................      10,477     (8,188)    12,637
      Income taxes payable..................................      15,251      1,223     (2,774)
      Other long-term liabilities...........................      63,073     10,751       (195)
                                                              ----------   --------   --------
                                                                 350,604    110,743     52,855
                                                              ----------   --------   --------
Cash flows from investing activities:
  Expenditures for property and equipment...................     (52,450)   (37,709)   (30,704)
  Expenditures for land and buildings.......................     (17,633)    (4,555)    (1,233)
  Acquisitions of certain business assets, net of cash
    acquired................................................    (340,165)   (23,151)     1,475
  Purchase of debt securities available for sale............     (40,200)
  Proceeds from sales of certain business assets............      47,974
  Proceeds from disposal of property and equipment..........       5,192        727        332
  Investments in affiliates.................................                           (21,367)
  Proceeds from sale of debt securities available for
    sale....................................................                  7,576     12,478
                                                              ----------   --------   --------
                                                                (397,282)   (57,112)   (39,019)
                                                              ----------   --------   --------
Cash flows from financing activities:
  Proceeds from notes payable and issuance of long-term
    debt....................................................     108,993      3,729      1,856
  Payments of notes payable and long-term debt..............     (17,943)    (8,200)    (6,397)
  Principal payments on capital lease obligations...........      (8,416)      (967)    (1,113)
  Net proceeds from sale of minority interest in
    subsidiary..............................................      63,528
  Sales of common stock.....................................     128,775     19,720     14,834
  Repurchases of common stock...............................     (83,526)   (45,399)   (28,454)
                                                              ----------   --------   --------
                                                                 191,411    (31,117)   (19,274)
                                                              ----------   --------   --------
  Effect of exchange rate changes on cash...................        (625)
                                                              ----------
  Increase (decrease) in cash and cash equivalents..........     144,108     22,514     (5,438)
  Cash and cash equivalents at beginning of year............      45,279     22,765     28,203
                                                              ----------   --------   --------
  Cash and cash equivalents at end of year..................  $  189,387   $ 45,279   $ 22,765
                                                              ==========   ========   ========
Supplemental schedule of non-cash investing and financing
  activities:
  Repurchases of common stock upon exercise of stock
    options.................................................  $   18,551   $ 17,778   $ 13,505
                                                              ==========   ========   ========
  Capital lease obligations for property and equipment......  $   61,258   $     38   $  2,408
                                                              ==========   ========   ========
  Long-term mortgage assumed upon purchase of land and
    building................................................               $  6,919
                                                                           ========
  Fair value of assets acquired in acquisitions of certain
    business assets.........................................  $1,246,129   $ 41,881   $ 28,840
  Cash paid in the acquisitions of certain business
    assets..................................................    (467,902)   (24,809)      (328)
  Issuance of common stock for assets acquired..............                           (10,673)
                                                              ----------   --------   --------
  Liabilities assumed in acquisitions of certain business
    assets..................................................  $  778,227   $ 17,072   $ 17,839
                                                              ==========   ========   ========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Consolidation

     The consolidated financial statements include the accounts of Science Applications International Corporation and all majority- and wholly-owned U.S. and international subsidiaries (collectively referred to as "the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. Investments in affiliates and corporate joint ventures owned twenty to fifty percent and over which the Company exercises significant influence are accounted for under the equity method. Other investments are generally carried at cost. Outside investors' interest in the majority-owned subsidiaries is reflected as minority interest.

     Certain of the Company's majority- and wholly-owned subsidiaries have fiscal years ending December 31. The financial position and results of operations of these subsidiaries are included in the Company's consolidated financial statements as of and for the year ended January 31, 1998. There were no material intervening events since December 31, 1997 which would materially affect the consolidated financial position or results of operations.

     On January 2, 1997, the Company formed a joint venture, Informatica, Negocio y Tecnologia, S.A. ("INTESA"), with Venezuela's national oil company, Petroleos de Venezuela, S.A. ("PDVSA"), to provide information technology services in Latin America. Accordingly, the Company consolidated its 60% majority interest in INTESA, whose fiscal year end is December 31, in the consolidated financial statements for the year ended January 31, 1998.

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

  Fair value of financial instruments

     It is management's belief that the carrying amounts shown for the Company's financial instruments, which include cash and cash equivalents, short-term investments, equity securities, long-term receivables and long-term debt, are reasonable estimates of their related fair values. The carrying amount of cash and cash equivalents and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of equity securities are based upon quoted market prices. The fair value of long-term receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of customers and other third parties. The fair value of long-term debt is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

  Contract revenues

     The Company's revenues result from contract services performed for commercial customers and the U.S. Government or from subcontracts with other contractors engaged in work for the U.S. Government under a variety of contracts, some of which provide for reimbursement of cost plus fees and others which are fixed-price or time-and-materials type contracts. Generally, revenues and fees on these contracts are recognized as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. The Company also derives revenues from software license fees, maintenance contracts and registration services. Software license fees are

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION recognized when the software has been shipped and there are no significant obligations remaining. Revenues from maintenance contracts are recognized over the term of the respective contracts as maintenance services are provided. Revenues from registration services are recognized on a straight-line basis over the life of the registration term. Revenues from the sale of manufactured products are recorded when the products are shipped.

     The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. Government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 1997. Contract revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

  Cash and cash equivalents

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Of the $189,387,000 and $45,279,000 total cash and cash equivalents at January 31, 1998 and 1997, respectively, $175,821,000 and $16,161,000, respectively, was invested in commercial paper, institutional money market funds and time deposits.

  Investment securities

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity or available for sale and are recorded at amortized cost and fair value, respectively. As of January 31, 1998, the Company had $175,821,000 in debt securities classified as cash equivalents held to maturity, $40,200,000 of debt securities classified as available for sale which are included in other current assets and $5,768,000 of equity securities classified as available for sale which are included in other assets. As of January 31, 1997, the Company had $16,161,000 in debt securities classified as cash equivalents held to maturity. Gross unrealized losses on the Company's available for sale securities were $3,691,000 as of January 31, 1998.

  Restricted cash

     The Company's majority-owned subsidiary Network Solutions, Inc. ("NSI") had an agreement with the National Science Foundation ("NSF") which required NSI to set aside 30% of the cash collections from domain name registrations to be reinvested for the enhancement of the intellectual infrastructure of the Internet. On March 12, 1998, effective April 1, 1998, the NSF amended the agreement to eliminate this requirement and reduce domain name registration fees. The Company also has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

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

  Goodwill and other intangible assets

     Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in an acquisition. Goodwill and other identifiable intangible assets are amortized on a straight line method generally over three to fifteen years. The carrying value of the Company's goodwill and other intangible assets are reviewed when the facts and circumstances suggest that they may be permanently impaired. If the review indicates that the intangible assets may not be recoverable, as determined by the undiscounted cash flow method, the assets will be reduced to their estimated recoverable value. Amortization of goodwill and other intangible assets amounted to $16,653,000, $16,839,000 and $11,044,000 in 1998, 1997 and 1996, respectively. Accumulated amortization was $60,523,000 and $43,870,000 at January 31, 1998 and 1997,
respectively.

     During 1998 and 1997, there was evidence that events and changes in circumstances made recovery of certain goodwill unlikely. It was estimated that $2,878,000 and $6,154,000 of the carrying value of goodwill was impaired; accordingly, those amounts were charged to income in 1998 and 1997, respectively, and included in selling, general and administrative expense.

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

  Stock-based compensation

     Effective February 1, 1996, the Company adopted Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock as determined by the Board of Directors at the date of grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share, as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense, are presented in Note L.

  Common stock and earnings per share

     Class A and Class B Common Stock are collectively referred to as common stock in the Notes to Consolidated Financial Statements unless otherwise indicated. A general public market for the Company's

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION common stock does not exist. Periodic determinations of the price of the common stock are made by the Board of Directors pursuant to a valuation process which includes a stock price formula. Valuation input from an independent appraisal firm is one of the factors considered by the Board of Directors in establishing the stock price. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A Common Stock within a broad range of financial criteria. The Board of Directors reserves the right to alter the formula and valuation process.

     The Company adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). Dual presentation of basic and diluted EPS for all periods presented is required. Accordingly, EPS has been restated for 1997 and 1996 to conform with the new standard (Note K). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS is computed similar to basic EPS except that the weighted average number of shares of common stock outstanding is increased to include the effect of stock options and other stock awards granted to employees under stock-based compensation plans that were outstanding during the period.

  Other financial instruments

     The Company initiates hedging activities by entering into currency exchange agreements consisting principally of currency forward contracts to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. These instruments, consistent with the underlying purchase or sale commitments, typically mature within seven years of origination. In the event of an early termination of a currency agreement designated as a hedge, the gain or loss will continue to be deferred and will be included in the settlement of the underlying transaction. At January 31, 1998, the Company had approximately $8,359,000 of foreign currency forward exchange contracts in British pounds sterling, French francs, German marks, Australian dollars and Spanish pesetas outstanding with net deferred gains of $103,000.

     In January 1997, the Company entered into forward treasury lock agreements for a total of $200,000,000. Such agreements were entered into to manage exposure to fluctuations in interest rates on an anticipated, probable issuance of debt that was to be used to finance the acquisition of Bell Communications Research, Inc. ("Bellcore"). The agreements terminated in January 1998 resulting in losses. Due to changes in market conditions, an unexpected decline in interest rates and availability of cash, in January 1998, the Company only issued ten year fixed rate notes with a principal amount of $100,000,000. Therefore, a loss of $9,047,000 was recorded as other expense upon termination of the agreement and a loss of $9,356,000 was deferred, included in long-term debt and is being amortized to interest expense over the life of the fixed rate notes (Note J).

  Concentration of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, foreign currency forward exchange contracts and long-term receivables.

     The Company invests its excess cash principally in U.S. Government and municipal debt securities and commercial paper and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

     Concentrations of credit risk with respect to receivables are limited because the Company's principal customers are the Regional Bell Operating Companies, various agencies of the U.S. Government and commercial customers engaged in work for the U.S. government. The credit risk with the U.S. Government is limited and the financial strength of the Regional Bell Operating Companies limits the risk on those receivables.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

  Foreign currency

     Financial statements of international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of stockholders' equity. The functional currency of the Company's foreign subsidiaries that operate in highly inflationary economies (INTESA and SAIC de Mexico) is the U.S. dollar. The monetary assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses of these foreign subsidiaries are recognized in the consolidated results of operations.

  Recently issued accounting pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and will be adopted by the Company in 1999. SFAS No. 131 establishes new standards for reporting operating segment information in annual financial statements and reporting selected information about operating segments in interim financial statements. The Company will adopt SFAS No. 131 for the year ending January 31, 1999 and the interim period ending April 30, 2000. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued and revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS No. 132 in 1999. Since these statements address disclosure and reporting issues, adoption of the statements will not have a material effect on the Company's consolidated financial position or results of operations.

  Issuance of stock by subsidiary

     Gains or losses on issuances of unissued shares of stock by a subsidiary are recorded directly to additional paid-in capital. On October 1, 1997, the Company and its subsidiary NSI completed an initial public offering of 3,795,000 shares of NSI Class A Common Stock. The initial offering price was $18 per share with net proceeds to the Company of $63,528,000 resulting in a gain of $60,664,000 which was recorded as additional paid-in capital. Prior to the offering, NSI was a wholly-owned subsidiary of the Company. Upon completion of the offering, the Company has a 76% ownership interest in NSI, which represents 97% of the combined voting power of the outstanding common stock. NSI provides Internet domain name registration services and Intranet consulting and network design and implementation services.

  Reclassifications

     Certain amounts from previous years have been reclassified in the consolidated financial statements to conform to the 1998 presentation.

NOTE B -- ACQUISITIONS AND INVESTMENTS IN AFFILIATES:

     The carrying value of the Company's equity investments was $28,990,000 and $28,979,000 at January 31, 1998 and 1997, respectively, which includes the unamortized excess of the Company's investments over its equity in the underlying net assets of $10,891,000 and $13,333,000, respectively.

     The Company has made acquisitions of certain business assets and companies which have been accounted for by the purchase method of accounting. The operations of the companies and businesses

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired has been allocated to goodwill.

     On November 14, 1997, the Company completed its acquisition of all the issued and outstanding common stock of Bellcore, a global provider of communications software, engineering, and professional services, pursuant to a definitive acquisition agreement dated November 20, 1996, as amended. Bellcore was previously owned by the Regional Bell Operating Companies ("RBOCs"), which include Ameritech, Bell Atlantic, Bell South, NYNEX, Pacific Telesis Group, SBC Communications, and US WEST or their affiliates. The aggregate purchase price was approximately $467,133,000, including deferred transaction costs, and was funded from the Company's available cash on hand and from bank borrowings, including borrowings under the Company's revolving credit facilities (Note F). The Company is in final negotiations and does not anticipate a material change to the purchase price or assets acquired and liabilities assumed. The acquisition is being accounted for under the purchase method of accounting and the results of operations for Bellcore have been included in the financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess purchase price over the net book value of assets acquired has been allocated to other identifiable intangible assets and goodwill, which will be amortized on a straight-line basis over periods of three to fifteen years.

     Following is a summary of the purchase price allocation to record assets and liabilities at estimated fair value (dollar amounts in thousands):

Cash payment to Bellcore owners.............................  $ 459,100
  Deferred acquisition costs................................      8,033
                                                              ---------
  Total purchase price......................................    467,133
                                                              ---------
  Elimination of book value of net assets acquired:
     Common Stock...........................................   (128,199)
     Accumulated deficit....................................     45,645
     Other stockholders' equity.............................     (5,548)
                                                              ---------
     Net equity.............................................    (88,102)
                                                              ---------
     Excess of purchase price over net book value...........  $ 379,031
                                                              =========
  Allocation of excess purchase price over net book value:
     Amount assigned to property and equipment..............  $  12,946
     Amount assigned to land and buildings..................     45,787
     Amount assigned to excess pension plan assets at fair
      value over the projected benefit obligation...........    398,235
     Deferred tax assets -- non-current.....................     15,202
     Deferred tax liabilities -- non-current................   (219,893)
     Amount assigned to OPEB liabilities in excess of the
      fair value of plan assets.............................    (38,123)
     Other adjustments, net of deferred taxes...............     (3,159)
     Amount assigned to identifiable intangible assets......    105,900
     Amount assigned to goodwill............................     62,136
                                                              ---------
                                                              $ 379,031
                                                              =========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The following unaudited pro forma summary information presents the consolidated results of operations as if the acquisition had been completed at the beginning of the periods presented and are not necessarily indicative of the results of operations of the consolidated Company that might have occurred had the acquisition been completed at the beginning of the periods specified, nor are they necessarily indicative of future operating results. Up to the date of closing, Bellcore derived its revenues principally from the RBOCs, who operated in a regulatory environment, under service agreements which provided for recovery of certain regulatory costs, including return on investment. Furthermore, Bellcore's net income had been based on a statutory return on its asset base while owned by the RBOCs. In addition to reflecting Bellcore's results of operations while owned by the RBOCs, the pro forma amounts give effect to certain adjustments, including the amortization of intangibles and goodwill, additional depreciation expense, increased interest expense and income tax effects.

                                                        YEAR ENDED JANUARY 31
                                                      --------------------------
                                                         1998           1997
                                                      -----------    -----------
                                                      (UNAUDITED, IN THOUSANDS,
                                                      EXCEPT PER-SHARE AMOUNTS)
Revenues............................................  $3,934,411     $3,412,075
                                                      ==========     ==========
Net income..........................................  $   66,037     $   28,595
                                                      ==========     ==========
Basic earnings per share............................  $     1.29     $      .58
                                                      ==========     ==========
Diluted earnings per share..........................  $     1.20     $      .55
                                                      ==========     ==========

NOTE C -- BUSINESS SEGMENT INFORMATION:

     The Company provides diversified professional and technical services involving the application of scientific expertise, together with computer and systems technology, to solve complex technical problems for a broad range of government and commercial customers, both in the U.S. and abroad. The skills of the professional staff encompass a variety of scientific and technical disciplines and the management structure is based upon broad technological groupings, not necessarily related to any particular industry, line of business, geographical area, market or class of customer.

     For purposes of analyzing and understanding the Company's financial statements, its operations have historically been classified into two broad segments: Technical Services and Products. The Technical Services segment is further classified between the National Security, Health, Environment, Energy, Telecommunications, Commercial Information Technology and Other business areas. The Telecommunications and Commercial Information Technology business areas were reported in the Other business area in 1997 and 1996 and have been reclassified to conform with the 1998 presentation. Other business areas include transportation and space. In 1998, the Company sold a business unit which manufactured data display devices and "ruggedized" personal computers and which accounted for 49% of the Products revenue in 1997.

     Technical Services consist of basic and applied research services; design and development of computer software; systems integration; systems engineering; technical operational and management support services; environmental engineering; design and integration of network systems; technical engineering and consulting support services; and development of new and existing systems, polices, concepts and programs.

     Products include custom designed and standard hardware and software products such as automatic equipment identification technology, sensors and nondestructive imaging instruments. These products typically incorporate Company developed hardware and software, as well as hardware and software manufactured by others.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Industry segment information is as follows:

                                                 YEAR ENDED JANUARY 31
                                         --------------------------------------
                                            1998          1997          1996
                                         ----------    ----------    ----------
                                                     (IN THOUSANDS)
Contract revenues:
  Technical Services --
     National Security.................  $1,148,150    $1,047,831    $  967,797
     Health............................     361,773       333,294       304,225
     Environment.......................     292,940       266,673       279,143
     Energy............................     106,880       107,690       136,610
     Telecommunications................     259,062        27,304        27,864
     Commercial Information
       Technology......................     430,003       105,598        45,146
     Other.............................     420,419       368,338       263,073
  Products.............................      70,124       145,496       131,799
                                         ----------    ----------    ----------
Total revenues.........................  $3,089,351    $2,402,224    $2,155,657
                                         ==========    ==========    ==========

Operating income (loss):
  Technical Services --
     National Security.................  $   48,396    $   54,117    $   48,720
     Health............................      28,773        23,948        18,612
     Environment.......................      13,328         5,624        12,313
     Energy............................       5,026         6,092         7,174
     Telecommunications................      29,223         3,213         2,087
     Commercial Information
       Technology......................      28,284        (6,406)          194
     Other.............................      13,247        21,012        11,631
  Products.............................      (1,358)        8,341         6,001
                                         ----------    ----------    ----------
Operating income.......................  $  164,919    $  115,941    $  106,732
                                         ==========    ==========    ==========

Identifiable assets:
  Technical Services --
     National Security.................  $  286,639    $  218,415    $  212,376
     Health............................      94,606       146,307       118,456
     Environment.......................      63,300        60,659        71,130
     Energy............................      33,562        23,648        31,007
     Telecommunications................   1,013,010         3,026         5,887
     Commercial Information
       Technology......................     391,038       116,894        18,524
     Other.............................     133,104       114,126        83,082
  Products.............................      32,133        55,195        58,632
                                         ----------    ----------    ----------
                                          2,047,392       738,270       599,094
Corporate and other assets.............     367,842       274,192       260,196
                                         ----------    ----------    ----------
Total assets...........................  $2,415,234    $1,012,462    $  859,290
                                         ==========    ==========    ==========

     Because of the nature of the Company's business, sales between segments are not material. Segment operating results reflect general corporate expense allocations because all such expenses are allocated to individual cost objectives by the Company, as required by Government Cost Accounting Standards. Certain wholly-owned and majority-owned subsidiaries operate in a particular industry segment, and therefore, all of their assets are identifiable to that particular industry segment. Identifiable assets of certain other operations

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION consist of receivables, inventories and intangible assets. All other assets of these operations are either corporate in nature, are not identifiable with particular segments or are not material. Capital expenditures and depreciation and amortization are not identified as to certain industry segments for similar reasons.

     During 1998, 1997 and 1996, approximately 66%, 79% and 83%, respectively, of the Company's contract revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. In 1996, approximately 10% of the Company's consolidated revenues were derived from one U.S. Government contract in the Health business area, which was a contract to automate the information systems for the Department of Defense's medical treatment facilities worldwide. This contract was substantially completed in 1997. No single contract had revenues greater than 10% of the Company's consolidated revenues in 1998 and 1997.

     Revenues, operating income and identifiable assets from international subsidiaries were $312,412,000, $14,888,000 and $245,096,000, respectively, in
1998. Such amounts were not material in 1997 and 1996. Revenues, operating income and identifiable assets from domestic operations were $2,776,939,000, $150,031,000 and $1,802,296,000 in 1998. Corporate and other assets were $367,842,000 in 1998.

NOTE D -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                   JANUARY 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Inventories:
  Contracts-in-process, less progress payments of $315 at
    January 31, 1997........................................  $  5,095    $ 13,161
  Raw materials.............................................     7,376      20,822
                                                              --------    --------
                                                              $ 12,471    $ 33,983
                                                              ========    ========
Prepaid expenses and other current assets:
  Prepaid expenses..........................................  $ 21,916    $ 10,936
  Short-term investments....................................    40,200
  Other.....................................................    13,730       6,456
                                                              --------    --------
                                                              $ 75,846    $ 17,392
                                                              ========    ========
Property and equipment at cost:
  Computers and other equipment.............................  $335,674    $182,160
  Office furniture and fixtures.............................    30,911      20,291
  Leasehold improvements....................................    59,234      17,064
                                                              --------    --------
                                                               425,819     219,515
  Less accumulated depreciation and amortization............   137,537     130,488
                                                              --------    --------
                                                              $288,282    $ 89,027
                                                              ========    ========
Land and buildings at cost:
  Buildings and improvements................................  $167,437    $ 87,235
  Land......................................................    45,259      22,275
  Land held for future use..................................       702         702
                                                              --------    --------
                                                               213,398     110,212
  Less accumulated depreciation and amortization............    17,864      13,444
                                                              --------    --------
                                                              $195,534    $ 96,768
                                                              ========    ========
Other assets:
  Investment in affiliates..................................  $ 28,990    $ 28,979
  Related party receivable (Note H).........................    51,135
  Other long-term receivables...............................    31,765
  Other.....................................................     9,343      26,904
                                                              --------    --------
                                                              $121,233    $ 55,883
                                                              ========    ========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                                                                   JANUARY 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Accounts payable and accrued liabilities:
  Accounts payable..........................................  $178,315    $112,560
  Other accrued liabilities.................................   264,364      94,578
  Collections in excess of revenues on uncompleted
    contracts...............................................   305,352      66,343
                                                              --------    --------
                                                              $748,031    $273,481
                                                              ========    ========
Accrued payroll and employee benefits:
  Salaries, bonuses and amounts withheld from employees'
    compensation............................................  $154,244    $ 63,018
  Accrued vacation..........................................    82,922      52,138
  Accrued contributions to employee benefit plans...........    25,242      16,078
                                                              --------    --------
                                                              $262,408    $131,234
                                                              ========    ========
Other long-term liabilities:
  Other postretirement benefits.............................  $124,423
  Accrued pension liability.................................    40,954
  Accrued other employee benefits...........................    22,062
  Deferred revenue..........................................    26,897    $  9,439
  Deferred compensation.....................................    23,245      19,664
  Other.....................................................    76,096          11
                                                              --------    --------
                                                              $313,677    $ 29,114
                                                              ========    ========

NOTE E -- RECEIVABLES:

     Receivables consist of the following:

                                                                   JANUARY 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Receivables, primarily U.S. Government and RBOCs, less
  allowance for doubtful accounts of $36,184 and $18,048 at
  January 31, 1998 and 1997, respectively:
Billed......................................................  $652,644    $435,864
Unbilled, less progress payments of $17,141 and $17,291 at
  January 31, 1998 and 1997, respectively...................   132,349     101,326
Contract retentions.........................................    25,392      25,760
                                                              --------    --------
                                                              $810,385    $562,950
                                                              ========    ========

     Unbilled receivables at January 31, 1998 and 1997 include $15,247,000 and $13,976,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. These amounts have been included in Technical Services revenues. The balance of unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company's control. Based on the Company's historical experience, the majority of the retention balance is expected to be collected beyond one year.

NOTE F -- REVOLVING CREDIT FACILITIES:

     In August 1997, the Company entered into two new credit facilities ("Facilities") totaling $900,000,000 with a group of financial institutions which provide for (i) a five-year reducing revolving credit facility of up to $700,000,000 and (ii) a 364-day revolving credit facility of up to $200,000,000. These Facilities were entered

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION into to provide funding for the acquisition of Bellcore and for general corporate purposes and replaced the $105,000,000 unsecured revolving credit loan agreements. In January 1998, upon issuance of long-term notes (Note J), the Company terminated the 364-day revolving credit facility. Borrowings under the remaining $700,000,000 facility ("Credit Facility") are unsecured and bear interest, at the Company's option, at various rates based on the base rate, bid rate or on margins over the CD rate or LIBOR. The Company pays a facility fee on the total commitment amount. Certain financial covenants required by the Credit Facility, such as, requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as limitation on indebtedness have been maintained as of January 31, 1998.

     There were no balances outstanding under any credit agreements at January 31, 1998 and 1997. As of January 31, 1998, the entire $700,000,000 was available under the most restrictive debt covenants of the credit facility. The maximum amounts outstanding were $320,000,000, $31,000,000 and $43,000,000 in 1998, 1997 and 1996, respectively. The average amount outstanding was $38,228,000, $2,299,000 and $9,380,000 during 1998, 1997 and 1996, respectively. The weighted average interest rate in 1998, 1997 and 1996 was 6.0%, 5.9% and 6.4% respectively, based upon average daily balances.

NOTE G -- EMPLOYEE BENEFIT PLANS:

     The Company has one principal Profit Sharing Retirement Plan ("PSRP") in which eligible employees participate. Participants' interests vest 25% per year in the third through sixth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Contributions charged to income under the PSRP were $18,929,000, $10,167,000 and $23,355,000 for 1998, 1997 and 1996, respectively.

     The Company has an Employee Stock Retirement Plan ("ESRP"), formerly known as the Employee Stock Ownership Plan, in which eligible employees participate. Cash contributions to the ESRP are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the Company common stock or cash in the year of contribution. The vesting requirements for the ESRP are the same as the PSRP. Shares of Company common stock distributed from the ESRP bear a limited put option that, if exercised, would require the Company to repurchase the shares at their then current fair value. At January 31, 1998, the ESRP held 15,681,000 shares of Class A Common Stock and 30,000 shares of Class B Common Stock with a combined fair value of $619,467,000. Contributions charged to income under the Plan were $22,072,000, $29,492,000 and $10,259,000 for 1998, 1997 and 1996, respectively.

     The Company has one principal Cash or Deferred Arrangement (CODA) which allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions to the CODA of $14,454,000, $9,567,000 and $11,535,000 were charged to income in 1998, 1997 and 1996, respectively. Effective January 1, 1995, the Company's matching contributions to employees hired on or after such date are subject to the same vesting requirements as the PSRP, while the Company's matching contributions for employees hired prior to such date remain fully vested.

     In connection with the acquisition of Bellcore, the Company also sponsors two contributory savings plans which allow eligible Bellcore employees to defer a portion of their pre-tax income through contributions and contribute a portion of their income on an after-tax basis. Such deferrals are fully vested, are not taxable to the participant until distributed upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions charged to income were $2,800,000 in 1998.

     The Company has two principal bonus compensation plans, the Bonus Compensation Plan and the Success Sharing Plan ("SSP"), which provide for bonuses to reward outstanding performance. The SSP was assumed in connection with the acquisition of Bellcore in 1998. Bonuses are paid in the form of cash, fully

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION vested shares of Class A Common Stock or vesting shares of Class A Common Stock. Awards of vesting shares of Class A common stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The amounts charged to income under these plans were $49,587,000, $32,359,000 and $25,868,000 for 1998, 1997 and 1996, respectively.

     The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the "Stock Compensation Plans." The Stock Compensation Plans provide for awards of share units to eligible employees, which share units generally correspond to shares of Class A Common Stock which are held in trust for the benefit of participants. Participants' interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The fair market value of shares awarded under these plans are recorded as unearned compensation which is included in stockholders' equity. The unearned amounts are amortized to expense over the vesting period. The amounts charged to income under these plans were $1,688,000, $1,282,000 and $686,000 for 1998, 1997 and 1996, respectively.

     The Company also has an Employee Stock Purchase Plan ("ESPP") which allows eligible employees to purchase shares of the Company's Class A Common Stock, with the Company contributing currently 10% of the existing fair market value. There are no charges to income under this plan. However, the proforma effect on net income and earnings per share of compensation expense under SFAS No. 123, "Accounting for Stock-Based Compensation" has been disclosed in Note L.

     The Company has two deferred compensation plans. The Keystaff Deferral Plan is maintained for the benefit of key executives and directors, pursuant to which eligible participants may elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under this plan but does credit participant accounts for deferred compensation amounts and interest earned on such deferred compensation. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (7.0% in 1998). Deferred balances will generally be paid upon the later of the attainment of age 65, ten years of plan participation or retirement, unless participants obtain approval for an early pay-out. The Key Executive Stock Deferral Plan is maintained for the benefit of directors and certain key executives. Eligible participants may elect to defer a portion of their compensation into a trust established by the Company which invests in shares of Class A Common Stock. The Company makes no contributions to the accounts of participants. Deferred balances will generally be paid upon retirement or termination.

NOTE H -- PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

     In connection with the acquisition of Bellcore, the Company assumed assets and liabilities related to two noncontributory defined benefit pensions plans covering eligible management and support staff employees of Bellcore. The Company accounts for these benefit plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). Benefits are based on a stated percentage of final average pay formula for the management plan and a flat-dollar amount per years of service for the support staff plan. All of the assets of the plans, which are primarily equity and fixed income securities, are held in a master trust administered by the Company. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations and investment opportunities.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Net pension income for the two plans consisted of the following:

                                                                 YEAR ENDED
                                                              JANUARY 31, 1998
                                                              -----------------
                                                               (IN THOUSANDS)
Service cost................................................     $     5,183
Interest cost on projected benefit obligation...............          14,753
Return on plan assets.......................................         (60,084)
Net amortization and deferral...............................          33,387
Other.......................................................              63
                                                                 -----------
Net pension income..........................................     $    (6,698)
                                                                 ===========

     The following sets forth the plans' funded status and amounts recorded in the Company's consolidated balance sheet:

                                                              JANUARY 31, 1998
                                                              -----------------
                                                               (IN THOUSANDS)
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of
  $779,669..................................................     $   867,512
                                                                 ===========
Projected benefit obligation................................      (1,019,628)
Plan assets at fair value...................................       1,474,418
                                                                 -----------
Plan assets in excess of projected benefit obligation.......         454,790
Unrecognized net gain.......................................         (30,682)
                                                                 -----------
Prepaid pension assets......................................     $   424,108
                                                                 ===========

     The assumptions used in determining the actuarial present value of the projected benefit obligation were as follows: 5% graded weighted average annual rate of increase in compensation levels, 7% discount rate and 9% rate of return on assets.

     In addition to assuming the assets and liabilities of the Bellcore pension plans, the Company also assumed assets and liabilities for postretirement health and life insurance benefits for retired U.S. employees and their dependents. The Company accounts for these benefit plans in accordance with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). Plan assets are held in two Voluntary Employee Benefit Association trusts. In general, the Company's policy is to annually contribute to the trusts an amount determined by management, limited in part by tax limitations.

     Net postretirement benefits expense for the plans consisted of the following:

                                                          YEAR ENDED JANUARY 31, 1998
                                                       ----------------------------------
                                                       HEALTH   LIFE INSURANCE     TOTAL
                                                       ------   ---------------   -------
                                                                (IN THOUSANDS)
Future service cost...............................     $  744       $   175       $   919
Interest cost.....................................      2,066           499         2,565
Return on plan assets.............................       (555)       (1,830)       (2,385)
Net amortization and deferral.....................        414         1,029         1,443
                                                       ------       -------       -------
Net postretirement benefits expense...............     $2,669       $  (127)      $ 2,542
                                                       ======       =======       =======

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The following sets forth the plans' funded status and amounts recorded in the Company's consolidated balance sheet:

                                                                JANUARY 31, 1998
                                                     --------------------------------------
                                                      HEALTH     LIFE INSURANCE     TOTAL
                                                     ---------   --------------   ---------
                                                                 (IN THOUSANDS)
Actuarial present value of benefit obligations:
Accumulated benefit obligation
  Retirees.........................................  $ (63,720)     $(17,520)     $ (81,240)
  Other fully eligible participants................     (4,080)         (120)        (4,200)
  Other active participants........................    (74,696)      (16,775)       (91,471)
                                                     ---------      --------      ---------
                                                      (142,496)      (34,415)      (176,911)
Plan assets at fair value..........................     12,489        44,243         56,732
                                                     ---------      --------      ---------
Plan assets less than accumulated benefit
  obligation.......................................   (130,007)        9,828       (120,179)
Unrecognized net gain..............................     (1,219)       (1,003)        (2,222)
                                                     ---------      --------      ---------
Accrued postretirement benefits....................  $(131,226)     $  8,825      $(122,401)
                                                     =========      ========      =========

     The assumptions used in determining the actuarial present value of projected benefit obligation were as follows: 5% graded weighted average annual rate of increase in compensation levels, 7% discount rate and 8.2% long-term weighted average rate of return on assets. The assumed health care trend rates used to measure the expected cost of benefits covered by the plan was 8% in 1998. This rate is assumed to decrease 1/2% a year to 5% in 2004 and remain at that level thereafter. A one-percentage point increase in the assumed health care trend rates would increase the accumulated postretirement benefit obligations by $22,100,000 and the total of the service and interest cost components of net postretirement benefits expense by $500,000.

     On January 2, 1997, approximately 1,500 employees transferred from PDVSA to INTESA. Under Venezuelan law, INTESA assumed the existing employee benefit plans, including a defined benefit pension plan. Under the terms of the joint venture agreement, PDVSA agreed to fund the projected benefit obligation of the pension plan and the accumulated postretirement benefit obligation of the postretirement benefit plans over 10 years. The obligation of PDVSA to fund these benefits has been reflected as a related party receivable and included in other assets in the Company's consolidated balance sheet. The plans are accounted for in accordance with the requirements of SFAS No. 87 and SFAS No. 106.

     Benefits are based upon years of service and compensation during the twelve months of accredited service earned immediately before retirement. All of the assets of the pension plan, receivable and cash, are not currently held in a trust. PDVSA has agreed to fund this obligation by December 31, 2006 either through direct payments to INTESA or direct contributions to a trust.

     Net pension expense consisted of the following:

                                                              YEAR ENDED
                                                              JANUARY 31,
                                                                 1998
                                                              -----------
                                                                  (IN
                                                              THOUSANDS)
Service cost................................................    $ 3,308
Interest cost on projected benefit obligation...............     12,953
                                                                -------
Pension expense.............................................    $16,261
                                                                =======

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The following sets forth the plan's funded status and amounts recorded in the Company's consolidated balance sheet:

                                                              JANUARY 31,
                                                                 1998
                                                              -----------
                                                                  (IN
                                                              THOUSANDS)
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of
  $9,185....................................................   $(23,352)
Projected compensation increases............................    (30,346)
                                                               --------
Projected benefit obligation................................    (53,698)
Plan assets at fair value...................................
                                                               --------
Projected benefit obligation in excess of plan assets.......    (53,698)
Other.......................................................        (34)
Unrecognized prior service cost.............................      1,999
Unrecognized transition asset...............................      6,150
                                                               --------
Accrued pension liability...................................   $(45,583)
                                                               ========

     The assumptions used in determining the actuarial present value of the projected benefit obligation were as follows: increase in future compensation levels of 7%, weighted-average discount rate of 10% and rate of return on assets of 12%.

     In addition to the pension benefits described above, certain postretirement benefits were also transferred to INTESA for health and life insurance benefits for the PDVSA employees who transferred to INTESA. Eligibility for the plans and participant cost sharing is dependent upon the participant's age at retirement, years of service and retirement date. The Company accounts for these benefit plans in accordance with SFAS No. 106. The accrued postretirement benefits liability and net postretirement benefits expense were $2,022,000 and $318,000, respectively, as of and for the year ended January 31, 1998.

NOTE I -- INCOME TAXES:

     The provision for income taxes includes the following:

                                                           YEAR ENDED JANUARY 31
                                                      -------------------------------
                                                        1998        1997       1996
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Current:
  Federal...........................................  $ 87,755    $ 56,258    $36,281
  State.............................................    21,097      13,374      8,693
  Foreign...........................................     8,397         767        347
Deferred:
  Federal...........................................   (35,880)    (17,113)      (158)
  State.............................................    (6,641)     (3,718)       (82)
  Foreign...........................................    (1,029)        (39)       (63)
                                                      --------    --------    -------
                                                      $ 73,699    $ 49,529    $45,018
                                                      ========    ========    =======

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

                                                                   JANUARY 31
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Income recognition:
  Contractually billable method.............................  $  75,023    $ 25,787
  Completed contract method.................................      2,118       2,165
Accrued vacation pay........................................     24,241      18,872
Deferred compensation.......................................     14,743       9,511
Vesting stock bonuses.......................................     11,539       7,782
Accrued liabilities.........................................      7,079           5
State taxes.................................................      8,538
Other.......................................................      4,947       5,433
                                                              ---------    --------
          Total deferred tax assets.........................    148,228      69,555
                                                              ---------    --------
Employee benefit plan contributions.........................   (125,653)     (9,581)
Depreciation and amortization...............................    (61,942)     (2,390)
Foreign Earnings............................................     (7,450)       (181)
Other.......................................................     (2,757)     (2,478)
                                                              ---------    --------
          Total deferred tax liabilities....................   (197,802)    (14,630)
                                                              ---------    --------
Net deferred tax asset (liability)..........................  $ (49,574)   $ 54,925
                                                              =========    ========

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income before income taxes follows:

                                                            YEAR ENDED JANUARY 31
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Amount computed at statutory rate.....................  $55,472    $39,623    $35,810
State income taxes, net of federal tax benefit........    9,396      6,276      5,597
Nondeductible meals and entertainment.................    3,143      2,567      2,409
Losses of foreign subsidiaries........................    3,113        987        305
Revision of prior years' tax estimates................     (589)    (1,875)      (371)
Other.................................................    3,164      1,951      1,268
                                                        -------    -------    -------
                                                        $73,699    $49,529    $45,018
                                                        =======    =======    =======

     Other assets include deferred income taxes of $17,770,000 at January 31, 1997. Income taxes paid in 1998, 1997 and 1996 amounted to $82,905,000, $59,196,000 and $32,785,000, respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE J -- LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                  JANUARY 31
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                (IN THOUSANDS)
6.75% Notes payable.........................................  $ 89,800
Capital lease obligations...................................    55,897    $ 2,516
Mortgages payable collateralized by real property...........     6,830     19,214
Other notes payable.........................................    26,443     12,585
                                                              --------    -------
                                                               178,970     34,315
Less current portion........................................    33,012     19,088
                                                              --------    -------
                                                              $145,958    $15,227
                                                              ========    =======

     In January 1998, the Company issued $100,000,000 of 6.75% notes ("6.75% Notes") under a shelf registration statement filed with the Securities and Exchange Commission. The 6.75% Notes are due February 1, 2008 with interest payable semi-annually beginning August 1, 1998 and were issued with a nominal discount. The Company used the proceeds to repay certain short-term indebtedness, including obligations assumed in connection with the acquisition of Bellcore and for general corporate purposes. The Company amortizes the note discount, underwriter's fees and commissions and the loss on the forward treasury lock agreement (Note A) to interest expense which results in an effective interest rate of 8.3% over the term of the 6.75% Notes. The Company is subject to certain restrictions such as limitations on liens, on sale and leaseback transactions and on consolidation, merger, and sale of assets. As of January 31, 1998, the Company was in compliance with the restrictions.

     During 1997, the Company assumed a $6,919,000 mortgage note in connection with the purchase of land and a building. Terms of the note include quarterly payments of principal and interest until December 2016. Interest is adjusted annually and was 6.8% in 1998. Additionally, the Company has various other notes payable with interest rates from 4.3% to 8.0% that are due over the next eleven years.

     Maturities of long-term debt, excluding capital lease obligations, are as follows:

                   YEAR ENDING JANUARY 31                     (IN THOUSANDS)
                   ----------------------                     --------------
1999........................................................     $ 13,502
2000........................................................       12,043
2001........................................................          300
2002........................................................          324
2003........................................................          276
2004 and after..............................................       96,628
                                                                 --------
                                                                 $123,073
                                                                 ========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE K -- EARNINGS PER SHARE:

     A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per-share amounts):

                                                               YEAR ENDED JANUARY 31
                        ---------------------------------------------------------------------------------------------------
                                     1998                              1997                              1996
                        -------------------------------   -------------------------------   -------------------------------
                                              PER-SHARE                         PER-SHARE                         PER-SHARE
                        NET INCOME   SHARES    AMOUNT     NET INCOME   SHARES    AMOUNT     NET INCOME   SHARES    AMOUNT
                        ----------   ------   ---------   ----------   ------   ---------   ----------   ------   ---------
Net income...........    $84,794                           $63,680                           $57,296
Basic EPS............                51,349     $1.65                  49,157     $1.30                  48,143     $1.19
                                                =====                             =====                             =====
Dilutive Securities:
  Stock options......                 3,412                             2,498                             2,083
  Other stock
    awards...........                    45                                83                                59
                                     ------                            ------                            ------
Diluted EPS..........                54,806     $1.55                  51,738     $1.23                  50,285     $1.14
                                     ======     =====                  ======     =====                  ======     =====

     For 1998, 1997 and 1996, 22,000, 4,000 and 7,000 options outstanding were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and their effect would be antidilutive.

NOTE L -- COMMON STOCK AND OPTIONS:

     The Company has options outstanding under two stock option plans, the 1995 Stock Option Plan ("1995 Plan") and the 1992 Stock Option Plan ("1992 Plan"). Under the 1995 Plan and 1992 Plan, options are granted at prices not less than the fair market value at the date of grant and for terms not greater than ten years. Options granted under these two plans generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years. No options have been granted under the 1992 Plan after July 31, 1995, the date the 1992 plan terminated. The Company makes no charge to income in connection with these plans.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for stock option awards granted in 1998, 1997 and 1996 and for shares issued under the ESPP in 1998, consistent with the methodology prescribed by SFAS No. 123, net income in 1998, 1997 and 1996 would have been reduced by $10,328,000, $4,797,000 and $2,273,000, respectively. Basic earnings per share would have been reduced by $.20, $.10 and $.05 per share in 1998, 1997 and 1996, respectively, and diluted earnings per share would have been reduced by $.17, $.08 and $.04 per share in 1998, 1997 and 1996, respectively. These amounts were determined using weighted-average per share fair values of options granted in 1998, 1997 and 1996 of $7.88, $5.30 and $4.59, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996; no dividend yield, no volatility, risk free interest rates ranging from 5.3% to 9.3% and expected lives of five years.

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

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     A summary of changes in outstanding options under the plans during the three years ended January 31, 1998, is as follows:

                                                                                SHARES OF CLASS A
                                       SHARES OF CLASS A                          COMMON STOCK
                                         COMMON STOCK       WEIGHTED-AVERAGE    EXERCISABLE UNDER
                                         UNDER OPTIONS       EXERCISE PRICE          OPTIONS
                                       -----------------    ----------------    -----------------
                                        (IN THOUSANDS)                           (IN THOUSANDS)
January 31, 1995.....................       11,653               $11.86               4,014
  Options granted....................        3,383               $16.33
  Options canceled...................         (493)              $12.62
  Options exercised..................       (2,226)              $ 9.96
                                            ------
January 31, 1996.....................       12,317               $13.39               4,467
  Options granted....................        3,606               $20.27
  Options canceled...................         (640)              $15.16
  Options exercised..................       (2,454)              $10.76
                                            ------
January 31, 1997.....................       12,829               $15.73               4,429
  Options granted....................        4,647               $29.75
  Options canceled...................         (629)              $19.22
  Options exercised..................       (2,619)              $12.26
                                            ------
January 31, 1998.....................       14,228               $20.80               4,380
                                            ======

     As of January 31, 1998, 17,764,000 shares of Class A Common Stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. The Company has agreed to make available for issuance, purchase or options approximately 441,000 shares of Class A Common Stock to employees, prospective employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events. The selling price of shares and the exercise price of options are fair market value at the date such shares are purchased or options are granted.

     A summary of options outstanding as of January 31, 1998 is as follows:

                                                            WEIGHTED
                                         WEIGHTED           AVERAGE
      RANGE OF           OPTIONS         AVERAGE           REMAINING          OPTIONS      WEIGHTED-AVERAGE
   EXERCISE PRICES     OUTSTANDING    EXERCISE PRICE    CONTRACTUAL LIFE    EXERCISABLE     EXERCISE PRICE
---------------------  -----------    --------------    ----------------    -----------    ----------------
               (OPTIONS OUTSTANDING AND EXERCISABLE, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
$12.01 to $13.12.....     1,359           $12.37               .5              1,359            $12.37
$14.19 to $15.07.....     2,344           $14.38              1.4              1,338            $14.38
$15.72 to $18.27.....     2,794           $16.33              2.4              1,066            $16.34
$19.33 to $22.83.....     3,226           $20.27              3.4                617            $20.29
$25.96 to $39.13.....     4,505           $29.82              4.6
                         ------                                                -----
                         14,228                                                4,380
                         ======                                                =====

NOTE M -- LEASES:

     The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expenses for facilities and equipment totaled $90,012,000, $68,334,000 and $63,282,000 in 1998, 1997 and
1996, respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The Company has a seven year operating lease for a general purpose office building, with an option to purchase the building at the end of the initial seven year term. If the purchase option is not exercised, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the building to an unrelated buyer are below specified amounts. The maximum supplemental rental payment which could be required is $28,809,000. On February 2, 1998, the Company entered into an operating lease for land and general purpose office facilities with an initial term of five and one-half years and an option for the Company to purchase the property. If the purchase option is not exercised, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the property to an unrelated buyer are below specified amounts. The maximum supplemental rental payment which could be required is $43,040,000.

     Assets acquired under capital leases and included in property and equipment, and land and buildings consist of the following:

                                                                  JANUARY 31
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                (IN THOUSANDS)
Computers and other equipment...............................  $ 65,016    $ 2,370
Office furniture and fixtures...............................       777        109
Buildings and improvements..................................     1,760      1,760
                                                              --------    -------
                                                                67,553      4,239
Less accumulated amortization...............................   (13,384)    (2,272)
                                                              --------    -------
                                                              $ 54,169    $ 1,967
                                                              ========    =======

     Minimum rental commitments, primarily for facilities, under all non-cancelable operating leases and capital leases in effect at January 31, 1998, as well as the operating lease entered into on February 2, 1998, are payable as follows (in thousands):

                   YEAR ENDING JANUARY 31                     CAPITAL     OPERATING
                   ----------------------                     --------    ---------
1999........................................................  $ 28,215    $ 73,025
2000........................................................    25,506      56,951
2001........................................................    16,613      43,122
2002........................................................       813      34,779
2003........................................................                28,902
2004 and after..............................................                30,127
                                                              --------    --------
Total minimum lease payments................................    71,147    $266,906
                                                                          ========
Amount representing interest................................   (15,250)
                                                              --------
Present value of net minimum capital lease payments.........    55,897
Current portion.............................................   (19,510)
                                                              --------
Long-term obligations under capital leases at January 31,
  1998......................................................  $ 36,387
                                                              ========

     The Company's joint venture, INTESA, had capital lease obligations totaling $49,951,000, of which $16,432,000 was classified as current portion of long-term debt as of January 31, 1998. These capital lease obligations of the joint venture are non-recourse debt to the Company.

NOTE N -- COMMITMENTS AND CONTINGENCIES:

     Other commitments at January 31, 1998 include outstanding letters of credit aggregating $27,930,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $124,419,000, principally related to performance and payment type bonds.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

NOTE O -- SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     Charges to costs and expenses for depreciation and amortization of buildings, property and equipment and capital leases were $52,021,000, $31,790,000 and $25,956,000 for 1998, 1997 and 1996, respectively.

     The Company expensed $23,202,000, $11,145,000 and $10,258,000 of independent research and development costs during 1998, 1997 and 1996, respectively.

     Total interest paid in 1998, 1997 and 1996 amounted to $8,786,000, $3,495,000 and $2,746,000, respectively.

     The components of other (income) expense, net, in the accompanying consolidated statement of income are as follows:

                                                           YEAR ENDED JANUARY 31
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Interest income....................................    $(12,752)   $(1,453)   $(1,288)
Loss on treasury lock agreement....................       9,047
Gain on sale of certain business assets............      (6,341)
Equity in income of unconsolidated affiliates......      (1,326)    (2,253)      (233)
Other (income) expense, net........................      (4,492)     1,513      1,410
                                                       --------    -------    -------
                                                       $(15,864)   $(2,193)   $  (111)
                                                       ========    =======    =======