Form 10-Q
period 1998-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1998-06-15
CIK 353394

                                   UNITED STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON, D. C.  20549



                                     FORM  10-Q
(MARK ONE)
/X/           QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998
                                          OR

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER: 0-12771


                   SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
               ------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                               95-3630868
     -------------------------------                -------------------
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


                              10260 CAMPUS POINT DRIVE
                            SAN DIEGO, CALIFORNIA  92121
                                   (619) 546-6000
         -----------------------------------------------------------------
                (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
         INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X    NO
                                                 ---      ---

     As of May 31, 1998, the registrant had 54,681,872 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 308,401 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                        PART I



                                FINANCIAL INFORMATION

Item 1.  Financial Statements



                    SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF INCOME

                 (Unaudited, in thousands, except per-share amounts)

                                                          Three months ended
                                                   ---------------------------------
                                                   April 30, 1998     April 30, 1997
                                                   --------------     --------------
Revenues                                              $1,008,380         $624,527
Costs and expenses:
   Cost of revenues                                      798,944          547,303
   Selling, general and administrative expenses          139,856           45,423
                                                      ----------         --------
Operating income                                          69,580           31,801
                                                      ----------         --------
   Interest expense                                        3,758            1,545
   Other (income) expense, net                               (60)          (1,517)
   Minority interest in income of consolidated
   subsidiaries                                            2,614            1,088
                                                      ----------         --------
Income before income taxes                                63,268           30,685
Provision for income taxes                                29,230           13,809
                                                      ----------         --------
Net income                                            $   34,038         $ 16,876
                                                      ----------         --------
                                                      ----------         --------

Earnings per share:
   Basic                                              $      .63         $    .33
                                                      ----------         --------
                                                      ----------         --------
   Diluted                                            $      .59         $    .32
                                                      ----------         --------
                                                      ----------         --------
Common equivalent shares:
   Basic                                                  53,823           50,416
                                                      ----------         --------
                                                      ----------         --------
   Diluted                                                57,922           53,295
                                                      ----------         --------
                                                      ----------         --------

    See accompanying notes to condensed consolidated financial statements.

               SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEET

                             (in thousands)

                                                                 April 30, 1998     January 31, 1998
                                                                 --------------     ----------------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  154,705        $  189,387
   Restricted cash                                                       35,420            25,344
   Receivables                                                          839,977           810,385
   Inventories                                                           12,749            12,471
   Prepaid expenses and other current assets                            135,842            75,846
   Deferred income taxes                                                 58,718            62,367
                                                                     ----------        ----------
       Total current assets                                           1,237,411         1,175,800

Property and equipment (less accumulated depreciation
   of $167,602 and $137,537 at April 30, 1998
   and January 31, 1998, respectively)                                  282,921           288,282
Land and buildings (less accumulated depreciation of
   $24,389 and $17,864 at April 30, 1998
   and January 31, 1998, respectively)                                  191,385           195,534
Goodwill (less accumulated amortization of
   $63,967 and $56,623 at April 30, 1998
   and January 31, 1998, respectively)                                  101,135           106,757
Other intangible assets (less accumulated amortization of
   $6,831 and $3,900 at April 30, 1998
   and January 31, 1998, respectively)                                  100,579           103,520
Prepaid pension assets                                                  431,743           424,108
Other assets                                                            130,313           121,233
                                                                     ----------        ----------
                                                                     $2,475,487        $2,415,234
                                                                     ----------        ----------
                                                                     ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                          $  710,917        $  748,031
   Accrued payroll and employee benefits                                243,082           262,408
   Income taxes payable                                                   6,888            37,761
   Notes payable and current portion of long-term debt                   37,596            33,012
                                                                     ----------        ----------
       Total current liabilities                                        998,483         1,081,212
                                                                     ----------        ----------
Long-term debt                                                          147,025           145,958
Deferred income taxes                                                   112,225           111,941
Other long-term liabilities                                             324,656           313,677
Commitments and contingencies (Note F)
Minority interest in consolidated subsidiaries                            3,867             7,668
Stockholders' equity:
   Common stock:
      Class A, $.01 par value
         Authorized: 100,000 shares
         Issued and outstanding:
           April 30, 1998 - 54,655 shares                                   546
           January 31, 1998 - 51,931 shares                                                   519
      Class B, $.05 par value
         Authorized: 5,000 shares
         Issued and outstanding:
           April 30, 1998 - 311 shares                                       16
           January 31, 1998 - 314 shares                                                       16
   Additional paid-in capital                                           666,437           538,760
   Retained earnings                                                    243,334           237,588
   Other stockholders' equity                                           (17,525)          (14,983)
   Accumulated other comprehensive income                                (3,577)           (7,122)
                                                                     ----------        ----------
         Total stockholders' equity                                     889,231           754,778
                                                                     ----------        ----------
                                                                     $2,475,487        $2,415,234
                                                                     ----------        ----------
                                                                     ----------        ----------

    See accompanying notes to condensed consolidated financial statements.

               SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

               Condensed Consolidated Statement of Cash Flows

                         (Unaudited, in thousands)

                                                                              Three months ended
                                                                   --------------------------------------------
                                                                   April 30, 1998                April 30, 1997
                                                                   --------------                --------------
Cash flows from operating activities:
   Net income                                                          $ 34,038                      $ 16,876
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                     41,062                        10,176
       Non-cash compensation                                             20,138                        16,574
       Other non-cash items                                               6,686                           771
       Income tax benefit from employee stock transactions               13,526                         2,310
       Increase (decrease) in cash, excluding effects of
             acquisitions, resulting from changes in:
         Receivables                                                    (25,960)                       42,687
         Inventories                                                       (278)                        4,462
         Prepaid expenses and other current assets                      (21,798)                        1,243
         Progress payments                                               (5,869)                        1,161
         Deferred income taxes                                            3,796                        (5,735)
         Other assets                                                   (12,581)                       (4,823)
         Accounts payable and accrued liabilities                       (46,030)                      (13,734)
         Accrued payroll and employee benefits                          (18,269)                         (429)
         Income taxes payable                                           (34,694)                        7,353
         Other long-term liabilities                                     10,809                         1,430
                                                                       --------                      --------
                                                                        (35,424)                       80,322
                                                                       --------                      --------
Cash flows from investing activities:
   Expenditures for property and equipment                              (10,239)                       (9,880)
   Expenditures for land and buildings                                      (11)                      (16,728)
   Acquisitions of certain business assets, net of cash acquired           (375)                         (150)
   Purchases of debt and equity securities available for sale           (38,833)
   Purchase of debt securities held to maturity                          (6,000)
   Proceeds from sales of certain business assets                                                      47,488
   Proceeds from disposal of property and equipment                          38                         3,649
                                                                       --------                      --------
                                                                        (55,420)                       24,379
                                                                       --------                      --------
Cash flows from financing activities:
   Proceeds from notes payable and issuance of long-term debt             2,482                           105
   Payments of notes payable and long-term debt                            (712)                       (1,564)
   Principal payments on capital lease obligations                       (4,744)                         (157)
   Net proceeds from sale of minority interest in subsidiary                253
   Dividends paid to minority interest                                   (7,096)
   Sales of common stock                                                 90,514                        23,005
   Repurchases of common stock                                          (24,277)                      (23,950)
                                                                       --------                      --------
                                                                         56,420                        (2,561)
                                                                       --------                      --------
Effect of exchange rate changes on cash                                    (258)                          391
                                                                       --------                      --------
(Decrease) increase in cash and cash equivalents                        (34,682)                      102,531
Cash and cash equivalents at beginning of period                        189,387                        45,279
                                                                       --------                      --------
Cash and cash equivalents at end of period                             $154,705                      $147,810
                                                                       --------                      --------
                                                                       --------                      --------

Supplemental schedule of non-cash investing and
   financing activities:
   Repurchases of common stock upon exercise of stock options          $ 10,200                      $ 10,488
                                                                       --------                      --------
                                                                       --------                      --------
   Capital lease obligations for property and equipment                $  9,371                      $  2,538
                                                                       --------                      --------
                                                                       --------                      --------
   Fair value of assets acquired in acquisitions of certain
   business assets                                                     $    375                      $    150
   Cash paid in the acquisition of certain business assets             $   (375)                     $   (150)
                                                                       --------                      --------
   Liabilities assumed in acquisitions of certain business assets      $     --                      $     --
                                                                       --------                      --------
                                                                       --------                      --------

    See accompanying notes to condensed consolidated financial statements.

                         SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          (Unaudited)


NOTE A -- BASIS OF PRESENTATION:

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

Certain amounts from the three months ended April 30, 1997 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three months ended April 30, 1998.

In the opinion of management, the unaudited financial information for the three months ended April 30, 1998 and 1997 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K.

NOTE B -- RESTRICTED CASH:

The Company's majority-owned subsidiary, Network Solutions, Inc. ("NSI") had an agreement with the National Science Foundation ("NSF") which required NSI to set aside 30% of the cash collections from domain name registrations to be reinvested for the enhancement of the intellectual infrastructure of the Internet. Effective April 1,1998, the NSF amended the agreement to eliminate this requirement and reduce domain name registration fees. The Company also has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

NOTE C -- RECEIVABLES:

Unbilled accounts receivable include $16,509,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at April 30, 1998.

NOTE D -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                            April 30, 1998
                                                            --------------
                                                            (in thousands)
 Inventories:
      Contracts-in-process                                     $ 6,005
      Raw materials                                              6,744
                                                               -------
                                                               $12,749
                                                               -------
                                                               -------

NOTE E -- NOTES PAYABLE:

The Company has a five-year unsecured reducing revolving credit facility of $700,000,000 with a group of banks which allow borrowings until August 2002. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at April 30, 1998 and the entire $700,000,000 was available.

NOTE F -- COMMITMENTS AND CONTINGENCIES:

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

The Company has recognized the need to ensure its operations will not be adversely impacted by the Year 2000 software problems. In 1996, the Company initiated a program to prepare the Company's computer systems and applications for the Year 2000. In addition, the Company is addressing Year 2000 issues with its critical service suppliers and vendors and is assessing its exposure with respect to its products and services. No material or adverse matters have come to the Company's attention which would change its assessment of the impact of Year 2000 software issues as discussed in "Management's Discussion and Analysis of Financial Condition and Operating Results" in the Company's 1998 Annual Report on Form 10-K to Stockholders.

NOTE G -- COMPREHENSIVE INCOME:

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in the annual financial statements that is displayed with the same prominence as other annual financial statements.
SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Comprehensive income as defined by SFAS No. 130 consisted of the following:

                                                    Three months ended April 30
                                                    ---------------------------
                                                         1998         1997
                                                         ----         ----
                                                             Unaudited
                                                           (in thousands)
Net Income                                              $34,038      $16,876
Other comprehensive income, net of tax:
  Unrealized gain on securities, net of
    reclassification adjustment                           3,892           --
  Foreign currency translation adjustments                 (347)        (641)
                                                        -------      -------
                                                          3,545         (641)
                                                        -------      -------
Comprehensive income                                    $37,583      $16,235
                                                        -------      -------
                                                        -------      -------

NOTE H -- EARNINGS PER SHARE (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per-share amounts):

                                                         Three months ended April 30
                                ---------------------------------------------------------------------------
                                                 1998                                    1997
                                ------------------------------------     ----------------------------------
                                                           Per-share                              Per-share
                                Net income      Shares       amount      Net income     Shares      amount
                                ----------      ------     ---------     ----------     ------    ---------
Net income                        $34,038                                  $16,876
Basic EPS                                       53,823        $.63                      50,416       $.33
                                                              ----                                   ----
                                                              ----                                   ----
Dilutive securities:
  Stock options                                  3,997                                   2,835
  Other stock awards                               102                                      44
                                                ------                                  ------
Diluted EPS                                     57,922        $.59                      53,295       $.32
                                                ------        ----                      ------       ----
                                                ------        ----                      ------       ----

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended April 30, 1998 increased 61% compared to the same period of the prior year, primarily driven by the Company's commercial business. 43 percentage points of the increase in revenues was directly attributable to Bellcore, a subsidiary which was acquired on November 14, 1997, Network Solutions, Inc. ("NSI"), a majority-owned subsidiary, and INTESA, a joint venture. The remaining increase in revenues of 18% was attributable to internal growth in the Company's traditional business areas which continue to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost service type contracts.

Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At April 30, 1998, the Company had approximately 29,900 full-time employees compared to approximately 22,200 at April 30, 1997. Material and subcontract ("M&S") revenues were $164 million and $156 million for the three months ended April 30, 1998 and 1997, respectively. As a percentage of total revenues, M&S revenues decreased to 16% for the three months ended April 30, 1998 from 25% for the same period of the prior year.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts increased to 43% for the three months ended April 30, 1998 compared to 27% for the same period of the prior year. The increase in revenues from FFP contracts is primarily driven by Bellcore. As of the year ended January 31, 1998, revenues from FFP contracts were 32% and only included Bellcore revenues for the period November 14, 1997 to January 31, 1998. In addition, growth in other non-U.S. Government revenues contributes to the increase in revenues from FFP contracts. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 16% and 17% of revenues for the three months ended April 30, 1998 and 1997, respectively, while cost reimbursement contracts were 41% and 56% for the same periods, respectively.

The cost of revenues as a percentage of revenues decreased to 79.2% for the three months ended April 30, 1998 from 87.6% for the same period of the prior year. The decrease reflects the growth in commercial revenues from Bellcore, INTESA and NSI, which have more of their associated costs in selling, general and administrative ("SG&A") as opposed to cost of revenues.

SG&A expenses as a percentage of revenues were 13.9% and 7.3% for the three months ended April 30, 1998 and 1997, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. G&A, B&P and IR&D increased as a percentage of revenues due to growth in commercial revenues which have more of their associated costs in SG&A as opposed to cost of revenues. While the level of B&P activity and costs have historically fluctuated depending on the availability of bidding opportunities and resources, B&P costs have increased in relation to revenues for the three months ended April 30, 1998. IR&D costs have also historically fluctuated depending on the stage of development for various hardware and software systems and have also increased in relation to revenues for the three months ended April 30, 1998. G&A costs as a percentage of revenues were 7.2% for the three months ended April 30, 1998 compared to 5.3% for the same period of the prior year. The increase in G&A costs represents the combination of the growth in commercial business, increased amortization costs of goodwill and intangible assets associated with the Bellcore acquisition and a loss from the impairment of goodwill.
For the three months ended April 30, 1998, certain events and circumstances indicated that the recovery of certain goodwill was unlikely. The Company reduced goodwill by $4.3 million to its estimated recoverable value as determined by the excess of its carrying amount over its estimated fair value.

Interest expense for the three months ended April 30, 1998 and 1997 primarily relates to interest on building mortgages, deferred compensation, capital lease obligations and notes payable. The increase in interest expense is primarily driven by an increase in deferred compensation balances, capital lease obligations and the issuance of public debt securities.

Other income, net of other expense, was $60 thousand for the three months ended April 30, 1998 compared to $2 million for the same period of the prior year. The decrease in other income is primarily attributable to the recognition of an other-than temporary loss on an equity security of $3 million. Primarily offsetting the loss was increased interest income of $2 million.

The provision for income taxes as a percentage of income before income taxes was 46.2% for the three months ended April 30, 1998 compared to 45% for the same period of the prior year. The higher effective tax rate is primarily attributable to non-deductible goodwill amortization.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

The Company has recognized the need to ensure its operations will not be adversely impacted by the Year 2000 software problems. In 1996, the Company initiated a program to prepare the Company's computer systems and applications for the Year 2000. In addition, the Company is addressing Year 2000 issues with its critical service suppliers and vendors and is assessing its exposure with respect to its products and services. No material or adverse matters have come to the Company's attention which would change its assessment of the impact of Year 2000 software issues as discussed in "Management's Discussion and Analysis of Financial Condition and Operating Results" in the Company's 1998 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and the five-year revolving credit facility. At April 30, 1998 and 1997, there were no borrowings outstanding under the credit facility, and cash and cash-equivalents and short-term investments totaled $234 million and $148 million, respectively.

Cash flows utilized in operating activities were $35 million for the three months ended April 30, 1998 compared to cash generated from operating activities of $80 million for the same period of the prior year. The Company actively monitors receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows spent on investing activities were $55 million for the three months ended April 30, 1998 compared to a source of cash of $24 million for the same period of the prior year. The increase in spending on investing activities for the three months ended April 30, 1998 is primarily attributable to the purchases of debt and equity securities by NSI. For the same period in the prior year, cash was primarily generated from the sale of net assets of the SAIT business unit and was partially offset by the purchase of land and buildings and increased expenditures for property and equipment.

The Company generated $56 million in cash from financing activities for the three months ended April 30, 1998 compared to a use of cash of $3 million for the same period for the prior year. The source of cash for financing activities for the three months ended April 30, 1998 was primarily attributable to proceeds from the sale of the Company's common stock.

The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures and future long-term debt requirements. In addition, acquisitions and equity investments in the future are expected to be financed from operations and borrowing capacity as well as with the issuance of Company common stock.

Forward-looking Information

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and its officers with respect to, among other things, trends affecting the Company's financial condition or results of operation and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in the Company's 1998 Annual Report on Form 10-K. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K.

During the fiscal quarter for which this report is filed, the following report(s) on Form 8-K were filed by the Registrant:

     (i)   Form 8-K filed April 15, 1998, Item 5, Other events
     (ii)  Form 8-K filed February 2, 1998, Item 5, Other events

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SCIENCE APPLICATIONS
                                INTERNATIONAL CORPORATION



Date:  June 15, 1998            /s/  W. A. Roper
                                ----------------------------
                                Senior Vice President and
                                Chief Financial Officer and
                                as a duly authorized officer

                                    Exhibit Index
                    Science Applications International Corporation
                         Fiscal Quarter Ended April 30, 1998



Exhibit                                                        Sequential
  No.                       Description of Exhibits              Page No.
-------      --------------------------------------            -----------

  27         Financial Data Schedule