Form 10-Q
period 1998-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1998-09-14
CIK 353394

                                   UNITED STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON, D. C.  20549



                                     FORM  10-Q
(MARK ONE)

   /X/          QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                          OR

   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER: 0-12771


                   SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                95-3630868
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                              10260 CAMPUS POINT DRIVE
                            SAN DIEGO, CALIFORNIA  92121
                                   (619) 546-6000
                (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
         INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X  NO
                                                 ----    -----

     As of August 31, 1998, the Registrant had 55,164,118 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 306,496 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                        PART I



                                FINANCIAL INFORMATION

Item 1.  Financial Statements


                    SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      Condensed Consolidated Statement of Income
                 (Unaudited, in thousands, except per-share amounts)


                                         Three months ended            Six months ended
                                     ----------------------------  ---------------------------
                                     July 31, 1998  July 31, 1997  July 31, 1998  July 31, 1997
                                     -------------  -------------  -------------  -------------
Revenues                                $1,192,156       $700,961     $2,200,536     $1,325,488
                                        ----------       --------     ----------     ----------
Costs and expenses:
  Cost of revenues                         957,493        614,282      1,756,437      1,161,585
  Selling, general and
   administrative expenses                 158,547         54,497        298,403         99,920
                                        ----------       --------     ----------     ----------
Operating income                            76,116         32,182        145,696         63,983
  Interest expense                          10,968          1,308         14,726          2,853
  Other (income) expense, net               (5,457)        (4,046)        (5,517)        (5,563)
  Minority interest in income
    of consolidated subsidiaries             3,514          1,607          6,128          2,695
                                        ----------       --------     ----------     ----------
Income before income taxes                  67,091         33,313        130,359         63,998
Provision for income taxes                  30,996         14,990         60,226         28,799
                                        ----------       --------     ----------     ----------
Net income                              $   36,095       $ 18,323     $   70,133     $   35,199
                                        ----------       --------     ----------     ----------
                                        ----------       --------     ----------     ----------
Earnings per share:
  Basic                                 $      .64       $    .36     $     1.27     $      .69
                                        ----------       --------     ----------     ----------
                                        ----------       --------     ----------     ----------
  Diluted                               $      .59       $    .34     $     1.17     $      .65
                                        ----------       --------     ----------     ----------
                                        ----------       --------     ----------     ----------

Common equivalent shares:
  Basic                                     55,733         51,150         54,697         50,789
                                        ----------       --------     ----------     ----------
                                        ----------       --------     ----------     ----------
  Diluted                                   60,440         53,971         59,288         53,808
                                        ----------       --------     ----------     ----------
                                        ----------       --------     ----------     ----------



         See accompanying notes to condensed consolidated financial statements.

                    SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                         Condensed Consolidated Balance Sheet
                       (in thousands, except per-share amounts)

                                                                    July 31, 1998  January 31, 1998
                                                                    -------------  ----------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .     $   237,673    $   189,387
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .          54,199         25,344
  Receivables. . . . . . . . . . . . . . . . . . . . . . . . . .         762,496        810,385
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          13,827         12,471
  Prepaid expenses and other current assets. . . . . . . . . . .         150,501         75,846
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . .          60,624         62,367
                                                                     -----------    -----------
    Total current assets . . . . . . . . . . . . . . . . . . . .       1,279,320      1,175,800

Property and equipment (less accumulated depreciation
  of $191,544 and $137,537 at July 31, 1998
  and January 31, 1998, respectively). . . . . . . . . . . . . .         279,033        288,282
Land and buildings (less accumulated depreciation of
  $25,220 and $17,864 at July 31, 1998
  and January 31, 1998, respectively). . . . . . . . . . . . . . .       188,151        195,534
Goodwill (less accumulated amortization of
  $72,161 and $56,623 at July 31, 1998
  and January 31, 1998, respectively). . . . . . . . . . . . . .          90,561        106,757
Other intangible assets (less accumulated amortization of
  $11,383 and $3,900 at July 31, 1998
  and January 31, 1998, respectively). . . . . . . . . . . . . .         116,043        103,520
Prepaid pension assets . . . . . . . . . . . . . . . . . . . . .         440,210        424,108
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .         118,081        121,233
                                                                     -----------    -----------
                                                                     $ 2,511,399    $ 2,415,234
                                                                     -----------    -----------
                                                                     -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities . . . . . . . . . . .     $   670,100    $   748,031
  Accrued payroll and employee benefits. . . . . . . . . . . . .         258,753        262,408
  Income taxes payable . . . . . . . . . . . . . . . . . . . . .          27,370         37,761
  Notes payable and current portion of long-term debt. . . . . .          40,685         33,012
                                                                     -----------    -----------
     Total current liabilities. . .. . . . . . . . . . . . . . .         996,908      1,081,212
                                                                     -----------    -----------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .         145,028        145,958
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .         100,426        111,941
Other long-term liabilities. . . . . . . . . . . . . . . . . . .         325,615        313,677
Commitments and contingencies (Note G)
Minority interest in consolidated subsidiaries . . . . . . . . .           8,243          7,668
Stockholders' equity:
  Common stock:
     Class A, $.01 par value
     Authorized: 100,000 shares
        Issued and outstanding:
           July 31, 1998 - 55,136  shares . . . . . . . . . . .              551
           January 31, 1998 - 51,931 shares . . . . . . . . . .                             519
     Class B, $.05 par value
        Authorized: 5,000 shares
        Issued and outstanding:
           July 31, 1998 - 306  shares. . . . . . . . . . . . . .             16
           January 31, 1998 - 314 shares. . . . . . . . . . . . .                            16
  Additional paid-in capital . . . . . . . . . . . . . . . . . .         693,545        538,760
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .         260,031        237,588
  Other stockholders' equity . . . . . . . . . . . . . . . . . .         (16,733)       (14,983)
  Accumulated other comprehensive income . . . . . . . . . . . .          (2,231)        (7,122)
                                                                     -----------    -----------
        Total stockholders' equity . . . . . . . . . . . . . . .         935,179        754,778
                                                                     -----------    -----------
                                                                     $ 2,511,399    $ 2,415,234
                                                                     -----------    -----------
                                                                     -----------    -----------


         See accompanying notes to condensed consolidated financial statements.

                    SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                    Condensed Consolidated Statement of Cash Flows
                              (Unaudited, in thousands)


                                                                         Six months ended
                                                                    -----------------------------
                                                                     July 31, 1998  July 31, 1997
                                                                    --------------  --------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .      $   70,133      $  35,199
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .          82,401         22,518
    Non-cash compensation. . . . . . . . . . . . . . . . . . . .          39,319         22,431
    Other non-cash items . . . . . . . . . . . . . . . . . . . .          14,038         (1,625)
    Income tax benefit from employee stock transactions. . . . .          13,526          5,203
    Increase (decrease) in cash, excluding effects of
      acquisitions, resulting from changes in:
      Receivables. . . . . . . . . . . . . . . . . . . . . . . .          62,847          9,363
      Inventories. . . . . . . . . . . . . . . . . . . . . . . .          (1,342)         3,355
      Prepaid expenses and other current assets. . . . . . . . .         (34,577)        (4,420)
      Progress payments. . . . . . . . . . . . . . . . . . . . .         (10,258)         5,041
      Deferred income taxes. . . . . . . . . . . . . . . . . . .          (8,104)       (12,220)
      Other assets . . . . . . . . . . . . . . . . . . . . . . .         (25,336)        (6,964)
      Accounts payable and accrued liabilities . . . . . . . . .        (132,277)        14,658
      Accrued payroll and employee benefits. . . . . . . . . . .          (1,583)        40,400
      Income taxes payable . . . . . . . . . . . . . . . . . . .         (17,097)         4,763
      Other long-term liabilities. . . . . . . . . . . . . . . .          26,869          2,764
                                                                      ----------      ---------
                                                                          78,559        140,466
                                                                      ----------      ---------
Cash flows from investing activities:
  Expenditures for property and equipment. . . . . . . . . . . .         (25,373)       (19,927)
  Expenditures for land and buildings. . . . . . . . . . . . . .             (73)       (16,476)
  Acquisitions of certain business assets, net of cash acquired.            (812)          (725)
  Purchases of debt and equity securities available for sale . .         (39,316)
  Purchases of debt securities held to maturity. . . . . . . . .          (6,007)
  Proceeds from sales of certain business assets . . . . . . . .             833         47,030
  Proceeds from disposal of property and equipment . . . . . . .             215          3,829
  Investments in unconsolidated affiliates . . . . . . . . . . .          (1,250)
                                                                      ----------      ---------
                                                                         (71,783)        13,731
                                                                      ----------      ---------
Cash flows from financing activities:
  Proceeds from notes payable and issuance of long-term debt . .          15,297          1,853
  Payments of notes payable and long-term debt . . . . . . . . .         (11,691)       (14,323)
  Principal payments on capital lease obligations. . . . . . . .         (11,705)          (642)
  Net proceeds from issuance of subsidiary common stock. . . . .           4,482
  Dividends paid to minority interest. . . . . . . . . . . . . .          (7,096)
  Sales of common stock. . . . . . . . . . . . . . . . . . . . .          97,505         32,714
  Repurchases of common stock. . . . . . . . . . . . . . . . . .         (43,595)       (37,408)
                                                                      ----------      ---------
                                                                          43,197        (17,806)
                                                                      ----------      ---------
  Effect of exchange rate changes on cash. . . . . . . . . . . .          (1,687)          (453)
                                                                      ----------      ---------
  Increase in cash and cash equivalents. . . . . . . . . . . . .          48,286        135,938
  Cash and cash equivalents at beginning of period . . . . . . .         189,387         45,279
                                                                      ----------      ---------
  Cash and cash equivalents at end of period . . . . . . . . . .      $  237,673      $ 181,217
                                                                      ----------      ---------
                                                                      ----------      ---------
Supplemental schedule of non-cash investing and
  financing activities:
    Repurchases of common stock upon exercise of stock options .      $   15,522      $  13,951
                                                                      ----------      ---------
                                                                      ----------      ---------
    Capital lease obligations for property and equipment . . . .      $   17,718      $   3,153
                                                                      ----------      ---------
                                                                      ----------      ---------
    Fair value of assets acquired in acquisitions of certain
    business assets. . . . . . . . . . . . . . . . . . . . . . .      $      812      $     643
    Cash paid in the acquisitions of certain business assets . .            (812)          (625)
                                                                      ----------      ---------
    Liabilities assumed in acquisitions of certain business assets    $       --      $      18
                                                                      ----------      ---------
                                                                      ----------      ---------




         See accompanying notes to condensed consolidated financial statements.

                    SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


NOTE A -BASIS OF PRESENTATION:

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

Certain amounts from the three and six months ended July 31, 1997 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three and six months ended July 31, 1998.

In the opinion of management, the unaudited financial information for the three and six months ended July 31, 1998 and 1997 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K.

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 for the first quarter ending April 30, 2000. The Company has not determined what impact, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial position or results of operations.

NOTE C - RESTRICTED CASH:

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

NOTE D - RECEIVABLES:

Unbilled accounts receivable include $15,248,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at July 31, 1998.

NOTE E - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                    July 31, 1998
                                                    --------------
                                                    (in thousands)
Inventories:
  Contracts-in-process                                   $  7,833
  Raw materials                                             5,994
                                                         --------
                                                         $ 13,827
                                                         --------
                                                         --------
Prepaid expenses and other current assets:
  Prepaid expenses                                       $ 41,328
  Short-term investments                                   79,516
  Other                                                    29,657
                                                         --------
                                                         $150,501
                                                         --------
                                                         --------

NOTE F - NOTES PAYABLE:

The Company has a five-year unsecured reducing revolving credit facility of $700,000,000 with a group of banks which allow borrowings until August 2002. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at July 31, 1998 and the entire $700,000,000 was available.

NOTE G - COMMITMENTS AND CONTINGENCIES:

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

NOTE H - COMPREHENSIVE INCOME:

Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the annual financial statements with the same prominence as other annual financial statements. For interim periods, only a total for comprehensive income shall be reported in the condensed financial statements. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Comprehensive income as defined by SFAS No. 130 consisted of the following:


                                          Three months ended July 31   Six months ended July 31
                                          --------------------------   ------------------------
                                            1998         1997            1998           1997
                                           -------      -------         ---------     --------
                                                            (in thousands)

 Net income                                $36,095      $18,323           $70,133       $35,199
 Other comprehensive income, net of tax:
   Unrealized gain on securities, net of
     reclassification adjustment             2,097                          5,989
 Foreign currency translation adjustments     (751)         937            (1,098)          296
                                           -------      -------           -------       -------
                                             1,346          937             4,891           296
                                           -------      -------           -------       -------
                                           $37,441      $19,260           $75,024       $35,495
                                           -------      -------           -------       -------
                                           -------      -------           -------       -------

NOTE I - EARNINGS PER SHARE (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per-share amounts):


                                        Three months ended July 31    Six months ended July 31
                                         --------------------------   --------------------------
                                             1998            1997          1998         1997
                                         -------------    -----------   -----------  ----------
 BASIC EPS:
 Net income                                   $36,095       $18,323       $70,133       $35,199
 Effect of:
   Subsidiary preferred stock dividends          (375)           --          (688)           --
                                              -------       -------       -------       -------
 Net income available to common
   stockholders, as adjusted                  $35,720       $18,323       $69,445       $35,199
                                              -------       -------       -------       -------

 Weighted average shares                       55,733        51,150        54,697        50,789
                                              -------       -------       -------       -------
 Basic EPS                                    $   .64       $   .36       $  1.27       $   .69
                                              -------       -------       -------       -------
                                              -------       -------       -------       -------

 DILUTED EPS:
 Net income                                   $36,095       $18,323       $70,133       $35,199
 Effect of:
   Subsidiary preferred stock dividends          (375)           --          (688)           --
   Majority-owned subsidiary's
     dilutive securities                          (77)           --          (203)           --
                                              -------       -------       -------       -------
 Net income available to common
   stockholders, as adjusted                  $35,643       $18,323       $69,242       $35,199
                                              -------       -------       -------       -------
 Weighted average shares                       55,733        51,150        54,697        50,789
 Effect of:
   Stock options                                4,478         2,769         4,360         2,966
   Other stock awards                             229            52           231            53
                                              -------       -------       -------       -------
 Weighted average shares, as adjusted          60,440        53,971        59,288        53,808
                                              -------       -------       -------       -------
 Diluted EPS                                  $   .59       $   .34       $  1.17       $   .65
                                              -------       -------       -------       -------
                                              -------       -------       -------       -------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three and six months ended July 31, 1998 increased 70% and 66%, respectively, compared to the same periods of the prior year, primarily driven by the Company's commercial business. Of the total increase, 50 and 46 percentage points of the increase for the three and six months ended July 31, 1998, respectively, were directly attributable to Bellcore, a subsidiary which was acquired on November 14, 1997, Network Solutions, Inc. ("NSI"), a majority-owned subsidiary, and INTESA, a joint venture. The remaining increase in revenues of 20% for the same periods was attributable to internal growth in the traditional business areas which continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At July 31, 1998, the Company had approximately 30,900 full-time employees compared to approximately 22,700 at July 31, 1997. Material and subcontract ("M&S") revenues were $219 million and $383 million for the three and six months ended July 31, 1998, respectively, compared to $164 million and $321 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues have decreased to 18% and 17% for the three and six months ended July 31, 1998, respectively, compared to 23% and 24% for the same periods of the prior year.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to higher risk, firm fixed-price ("FFP") contracts increased to 43% for the six months ended July 31, 1998 from 29% for same period of the prior year. The increase in revenues from FFP contracts is primarily driven by Bellcore. As of the year ended January 31, 1998, revenues from FFP contracts were 32% and only included Bellcore revenues for the period from November 14, 1997 to January 31, 1998. In addition, growth in other non-U.S. Government revenues contributed to the increase in revenues from FFP contracts. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate cost or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort and time-and-materials type contracts increased slightly to 19% of revenues for the six months ended July 31, 1998 from 17% for the same period in the prior year, while cost reimbursement contracts were 38% and 54% for the same periods, respectively.

The cost of revenues as a percentage of revenues decreased to 80.3% and 79.8% for the three and six months ended July 31, 1998, respectively, compared to 87.6% for the same periods of the prior year. The decrease reflects the growth in commercial revenues from Bellcore, INTESA and NSI, which have more of their associated costs in selling, general and administrative costs ("SG&A") as opposed to cost of revenues.

SG&A expenses as a percentage of revenues for the three and six months ended July 31, 1998 increased to 13.3% and 13.6%, respectively, compared to 7.8% and 7.5% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. G&A, B&P and IR&D increased as a percentage of revenues for the three and six months ended July 31, 1998 compared to the same periods of the prior year due to growth in commercial revenues which have more of their associated costs in SG&A as opposed to cost of revenues. While the level of B&P activity and costs have historically fluctuated depending on the availability of bidding opportunities and resources, B&P costs have increased in relation to revenues for three and six months ended July 31, 1998. IR&D costs have also historically fluctuated depending on the stage of development for various hardware and software systems and have also increased in relation to revenues for the three and six months ended July 31, 1998. G&A costs as a percentage of revenues were 6.8% and 7.0% for the three and six months ended July 31, 1998, respectively, compared to 5.7% and 5.5% for the same periods of the prior year. The increase in G&A costs represents the combination of growth in commercial business, increased amortization costs of goodwill and intangible assets associated with the Bellcore acquisition and losses from the impairment of goodwill. For the three and six months ended July 31, 1998, certain events and circumstances indicated that the recovery of certain goodwill was unlikely. For the three and six months ended July 31, 1998, the Company reduced goodwill by $4.9 million and $9.2 million, respectively, to its estimated recoverable value as determined by the excess of carrying amount over the estimated fair value.

Interest expense for the three and six months ended July 31, 1998 and 1997 primarily relates to interest on a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The increase in interest expense is primarily driven by an increase in deferred compensation balances, capital lease obligations and the issuance of public debt securities.

Other income, net of other expense, was $5 million and $6 million for the three and six months ended July 31, 1998, respectively, compared to $4 million and $6 million for the same periods of the prior year. The primary components of other income, net of other expense, for the six months ended
July 31, 1998 are interest income of $7 million and an other-than temporary loss on an equity security of $3 million during the three months ended April 30, 1998.

The provision for income taxes as a percentage of income before income taxes was 46.2% for the three and six months ended July 31, 1998 compared to 45% for the same periods of the prior year. The higher effective tax rate is primarily attributable to non-deductible goodwill amortization.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

The Company has recognized the need to ensure its operations will not be adversely impacted by the Year 2000 software problems. In 1996, the Company initiated a program to prepare the Company's computer systems and applications for its fiscal year 2000 which begins on February 1, 1999. Remediation, testing and validation continue as planned towards completion in 1999. The costs to modify internal-use software have not had, nor are they anticipated to have, a material adverse effect on the Company's financial position, results of operations, cash flows or its ability to conduct business. In addition, the Company is addressing Year 2000 issues with its critical service suppliers and vendors and is assessing its exposure with respect to its products and services. No material or adverse matters have come to the Company's attention which would change its assessment of the impact of Year 2000 software issues as discussed in "Management's Discussion and Analysis of Financial Condition and Operating Results" in the Company's 1998 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company's primary sources of liquidity continue to be funds provided by operations and the five-year revolving credit facility. At July 31, 1998 and 1997 there were no borrowings outstanding under the credit facility and cash, cash equivalents and short-term investments were $317 million and $181 million, respectively.

Operating activities continued to generate cash for the six months ended July 31, 1998. The Company actively monitors receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash spent on investing activities were $72 million for the six months ended July 31, 1998 compared to a source of cash of $14 million for the same period of the prior year. The increase in spending on investing activities for the six months ended

July 31, 1998 is primarily attributable to the purchases of debt and equity securities by NSI. For the same period in the prior year, cash was primarily generated from the sale of net assets of the SAIT business unit, while cash was also used for the purchase of land and buildings.

The Company generated cash of $43 million from financing activities for the six months ended July 31, 1998 compared to a use of cash of $18 million for the same period of the prior year. The source of cash for the six months ended July 31, 1998 was primarily attributable to proceeds from the sale of the Company's stock. In addition, INTESA had bank borrowings of $14 million for short-term operating needs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the registrant was held on July 10, 1998.

(b) All of the directors nominated by management in registrant's 1998 Proxy Statement were elected and no solicitation in opposition to management's nominees was made.

(c) At the Annual Meeting, the stockholders of the registrant approved the following:
    (i) the election of the following Directors by the votes set forth below:


                                                    Number of Votes of Common Stock
                                                    -------------------------------
                                                                      Withhold
  Director                                                For         Authority
  --------                                          -------------   -------------

  D. W. Dorman                                         43,489,309      604,011
  B. R. Inman                                          42,776,659      604,011
  E. A. Straker                                        42,973,951      604,011
  M.E. Trout                                           43,060,596      604,011
  J. H. Warner, Jr.                                    43,671,384      604,011
  J. B. Wiesler                                        42,910,142      604,011
  A. T. Young                                          43,239,632      604,011


    (ii) the approval of the 1998 Stock Option Plan with 42,566,475 shares voting for the plan, 674,546 shares voting against and 523,228 shares abstaining;
    (iii) the approval of the 1998 Employee Stock Purchase Plan with
    43,139,268 shares voting for the plan, 210,217 shares voting against and 414,763 shares abstaining; and
    (iv) the appointment of PricewaterhouseCoopers LLP as registrant's independent accountants for the year ending January 31, 1999 with 41,996,401 shares voting for the proposal, 1,343,281 shares voting against and 424,566 shares abstaining.

(d)  Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K.
         During the fiscal quarter for which this report is filed, the following report on Form 8-K was filed by the Registrant:
         (I) Form 8-K filed July 16, 1998, Item 5, Other Events

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCIENCE APPLICATIONS
                                      INTERNATIONAL CORPORATION



Date:  September 14, 1998             /s/ W. A. Roper
                                      -----------------------------
                                      Senior Vice President and
                                      Chief Financial Officer and
                                      as a duly authorized officer

                                    Exhibit Index
                    Science Applications International Corporation
                          Fiscal Quarter Ended July 31, 1998



Exhibit                                                      Sequential
  No.               Description of Exhibits                   Page No.
-------             ------------------------------           ------------
  27                Financial Data Schedule

