Form 10-Q
period 1998-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1998-12-15
CIK 353394

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                              -----------------

                                 FORM  10-Q

(MARK ONE)
/x/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

     As of November 30, 1998, the Registrant had 55,447,352 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 305,211 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (Unaudited, in thousands, except per-share amounts)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    ------------------------------------    -----------------------------------
                                                    OCTOBER 31, 1998    OCTOBER 31, 1997    OCTOBER 31, 1998   OCTOBER 31, 1997
                                                    ----------------    ----------------    ----------------   ----------------
Revenues                                              $1,226,832            $714,408           $3,427,368           $2,039,896
                                                      ----------            --------           ----------           ----------
Costs and expenses:
   Cost of revenues                                      948,856             621,620            2,705,293            1,783,205
   Selling, general and
     administrative expenses                             179,354              61,441              477,757              161,361
                                                      ----------            --------           ----------           ----------
Operating income                                          98,622              31,347              244,318               95,330
   Interest expense                                        8,588               1,688               23,314                4,541
   Other (income) expense, net                            (9,479)             (7,371)             (14,996)             (12,934)
   Minority interest in income
     of consolidated subsidiaries                          3,924               1,952               10,052                4,647
                                                      ----------            --------           ----------           ----------
Income before income taxes                                95,589              35,078              225,948               99,076

Provision for income taxes                                48,415              15,785              108,641               44,584
                                                      ----------            --------           ----------           ----------
Net income                                            $   47,174            $ 19,293           $  117,307           $   54,492
                                                      ----------            --------           ----------           ----------
                                                      ----------            --------           ----------           ----------

Earnings per share:
   Basic                                              $      .84            $    .38           $     2.11           $     1.07
                                                      ----------            --------           ----------           ----------
                                                      ----------            --------           ----------           ----------
   Diluted                                            $      .77            $    .35           $     1.95           $     1.01
                                                      ----------            --------           ----------           ----------
                                                      ----------            --------           ----------           ----------
Common equivalent shares:
   Basic                                                  55,989              51,418               55,088               51,001
                                                      ----------            --------           ----------           ----------
                                                      ----------            --------           ----------           ----------
   Diluted                                                60,834              54,760               59,609               54,195
                                                      ----------            --------           ----------           ----------
                                                      ----------            --------           ----------           ----------


    See accompanying notes to condensed consolidated financial statements.

                  SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except per-share amounts)

                                                                          OCTOBER 31, 1998           JANUARY 31, 1998
                                                                          ----------------           ----------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . .          $  274,660                 $  189,387
    Restricted cash . . . . . . . . . . . . . . . . . . . . . . . .              15,773                     25,344
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .             791,294                    810,385
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .              13,049                     12,471
    Prepaid expenses and other current assets . . . . . . . . . . .             160,651                     75,846
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . .              87,998                     62,367
                                                                            -----------                 ----------
         Total current assets . . . . . . . . . . . . . . . . . . .           1,343,425                  1,175,800

Property and equipment (less accumulated depreciation
    of $215,066 and $137,537 at October 31, 1998
    and January 31, 1998, respectively) . . . . . . . . . . . . . .             284,261                    288,282

Land and buildings (less accumulated depreciation of
    $29,275 and $17,864 at October 31, 1998
    and January 31, 1998, respectively) . . . . . . . . . . . . . .             187,429                    195,534
Goodwill (less accumulated amortization of
    $78,987 and $56,623 at October 31, 1998
    and January 31, 1998, respectively) . . . . . . . . . . . . . .              91,466                    106,757
Other intangible assets (less accumulated amortization of
    $15,697 and $3,900 at October 31, 1998
    and January 31, 1998, respectively) . . . . . . . . . . . . . .              80,969                    103,520
Prepaid pension assets. . . . . . . . . . . . . . . . . . . . . . .             448,262                    424,108
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .             131,596                    121,233
                                                                            -----------                 ----------
                                                                             $2,567,408                 $2,415,234
                                                                            -----------                 ----------
                                                                            -----------                 ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities. . . . . . . . . . . .          $  626,084                 $  748,031
    Accrued payroll and employee benefits . . . . . . . . . . . . .             336,678                    262,408
    Income taxes payable. . . . . . . . . . . . . . . . . . . . . .              48,530                     37,761
    Notes payable and current portion of long-term debt . . . . . .              40,757                     33,012
                                                                            -----------                 ----------
        Total current liabilities . . . . . . . . . . . . . . . . .           1,052,049                  1,081,212
                                                                            -----------                 ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .             138,250                    145,958
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .              86,252                    111,941
Other long-term liabilities . . . . . . . . . . . . . . . . . . . .             299,460                    313,677
Commitments and contingencies (Note G)
Minority interest in consolidated subsidiaries. . . . . . . . . . .              11,007                      7,668
Stockholders' equity:
    Common stock:
      Class A, $.01 par value
        Authorized: 100,000 shares
        Issued and outstanding:
          October 31, 1998 - 55,382  shares . . . . . . . . . . . .                 554
          January 31, 1998 - 51,931 shares. . . . . . . . . . . . .                                            519
      Class B, $.05 par value
        Authorized: 5,000 shares
        Issued and outstanding:
          October 31, 1998 - 305  shares. . . . . . . . . . . . . .                  15
          January 31, 1998 - 314 shares . . . . . . . . . . . . . .                                             16
    Additional paid-in capital. . . . . . . . . . . . . . . . . . .             742,764                    538,760
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . .             268,874                    237,588
    Other stockholders' equity. . . . . . . . . . . . . . . . . . .             (28,420)                   (14,983)
    Accumulated other comprehensive income. . . . . . . . . . . . .              (3,397)                    (7,122)
                                                                            -----------                 ----------
        Total stockholders' equity. . . . . . . . . . . . . . . . .             980,390                    754,778
                                                                            -----------                 ----------
                                                                             $2,567,408                 $2,415,234
                                                                            -----------                 ----------
                                                                            -----------                 ----------

   See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                                 NINE MONTHS ENDED
                                                                     ----------------------------------------
                                                                     OCTOBER 31, 1998        OCTOBER 31, 1997
                                                                     ----------------        ----------------
 Cash flows from operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 117,307                $ 54,492
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . .       124,798                  36,884
     Non-cash compensation . . . . . . . . . . . . . . . . . . . . .        50,686                  27,214
     Other non-cash items  . . . . . . . . . . . . . . . . . . . . .        13,383                    (879)
     Income tax benefit from employee stock transactions . . . . . .        25,026                  12,678
     Increase (decrease) in cash, excluding effects of
       acquisitions, resulting from changes in:
       Receivables . . . . . . . . . . . . . . . . . . . . . . . . .        38,274                   6,164
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          (564)                  6,406
       Prepaid expenses and other current assets . . . . . . . . . .       (22,844)                 (5,763)
       Progress payments . . . . . . . . . . . . . . . . . . . . . .        (8,502)                 (4,041)
       Deferred income taxes . . . . . . . . . . . . . . . . . . . .       (52,039)                (23,424)
       Other assets  . . . . . . . . . . . . . . . . . . . . . . . .       (35,758)                 (3,304)
       Accounts payable and accrued liabilities  . . . . . . . . . .      (125,467)                 11,038
       Accrued payroll and employee benefits . . . . . . . . . . . .        76,827                  81,351
       Income taxes payable  . . . . . . . . . . . . . . . . . . . .        13,088                  (3,464)
       Other long-term liabilities . . . . . . . . . . . . . . . . .         2,353                   2,063
                                                                         ---------               ---------
                                                                           216,568                 197,415
                                                                         ---------               ---------
 Cash flows from investing activities:
   Expenditures for property and equipment . . . . . . . . . . . . .       (47,698)                (27,931)
   Expenditures for land and buildings . . . . . . . . . . . . . . .        (1,509)                (16,489)
   Acquisitions of certain business assets, net of cash acquired . .          (500)                   (785)
   Purchases of debt and equity securities available for sale  . . .       (67,688)
   Purchases of debt securities held to maturity . . . . . . . . . .        (6,000)
   Proceeds from sales of certain business assets  . . . . . . . . .           864                  50,174
   Proceeds from disposal of property and equipment  . . . . . . . .           581                   5,124
   Investments in unconsolidated affiliates  . . . . . . . . . . . .        (2,851)
                                                                         ---------               ---------
                                                                          (124,801)                 10,093
                                                                         ---------               ---------
 Cash flows from financing activities:
   Proceeds from notes payable and issuance of long-term debt  . . .        14,372                   1,816
   Payments of notes payable and long-term debt  . . . . . . . . . .       (25,879)                (16,667)
   Principal payments on capital lease obligations . . . . . . . . .       (20,892)                 (1,072)
   Net proceeds from issuance of subsidiary common stock . . . . . .         5,116                  63,528
   Dividends paid to minority interest . . . . . . . . . . . . . . .        (7,096)
   Sales of common stock . . . . . . . . . . . . . . . . . . . . . .       118,534                  49,363
   Repurchases of common stock . . . . . . . . . . . . . . . . . . .       (88,213)                (60,970)
                                                                         ---------               ---------
                                                                            (4,058)                 35,998
                                                                         ---------               ---------
   Effect of exchange rate changes on cash . . . . . . . . . . . . .        (2,436)                   (375)
                                                                         ---------               ---------
   Increase in cash and cash equivalents . . . . . . . . . . . . . .        85,273                 243,131
   Cash and cash equivalents at beginning of period  . . . . . . . .       189,387                  45,279
                                                                         ---------               ---------
   Cash and cash equivalents at end of period  . . . . . . . . . . .     $ 274,660                $288,410
                                                                         ---------               ---------
                                                                         ---------               ---------
 Supplemental schedule of non-cash investing and financing activities:
   Repurchases of common stock upon exercise of stock options  . . .     $  18,553                $ 15,949
                                                                         ---------               ---------
                                                                         ---------               ---------
   Capital lease obligations for property and equipment  . . . . . .     $  36,555                $ 23,507
                                                                         ---------               ---------
                                                                         ---------               ---------
   Fair value of assets acquired in acquisitions of certain
   business assets . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,487                $    643
   Cash paid in the acquisitions of certain business assets  . . . .          (912)                   (625)
                                                                         ---------               ---------
   Liabilities assumed in acquisitions of certain business assets. .     $     575                $     18
                                                                         ---------               ---------
                                                                         ---------               ---------

                                      I-4

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

Certain amounts from the three and nine months ended October 31, 1997 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three and nine months ended October 31, 1998.

In the opinion of management, the unaudited financial information for the three and nine months ended October 31, 1998 and 1997 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K.

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which defines the characteristics of internal-use software and provides guidance on when and what types of costs should be capitalized and when they should be expensed as incurred. The Company will adopt SOP 98-1 effective for the fiscal year beginning February 1, 1999. Upon adoption, the Company will be required to capitalize certain types of costs on a prospective basis that were expensed as incurred under current accounting practice. The Company does not expect the adoption of SOP 98-1 to have a material impact to its consolidated financial position or results of operations.

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

NOTE C - RESTRICTED CASH:

The Company's majority-owned subsidiary, Network Solutions, Inc. ("NSI") had an agreement with the National Science Foundation ("NSF") which required NSI to set aside 30% of the cash collections from domain name registrations to be reinvested for the enhancement of the intellectual infrastructure of the Internet. Effective April 1,1998, the NSF amended the agreement to eliminate this requirement and reduce domain name registration fees. In September 1998, NSI disbursed a portion of its restricted cash to the NSF at the NSF's direction. The Company also has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

NOTE D - RECEIVABLES:

Unbilled accounts receivable include $24,725,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at October 31, 1998.

NOTE E - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                         OCTOBER 31, 1998
                                                         ----------------
                                                          (IN THOUSANDS)
Inventories:
     Contracts-in-process                                      $  6,874
     Raw materials                                                6,175
                                                               --------
                                                               $ 13,049
                                                               --------
                                                               --------

Prepaid expenses and other current assets:
     Prepaid expenses                                          $ 31,200
     Short-term investments                                     107,876
     Other                                                       21,575
                                                               --------
                                                               $160,651
                                                               --------
                                                               --------

NOTE F - NOTES PAYABLE:

The Company has a five-year unsecured reducing revolving credit facility of $700,000,000 with a group of banks which allow borrowings until August 2002. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at October 31, 1998 and the entire $700,000,000 was available.

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

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                      OCTOBER 31                          OCTOBER 31
                                                             -----------------------------        --------------------------
                                                                 1998             1997                1998           1997
                                                             -----------       -----------        -----------    -----------
                                                                                       (IN THOUSANDS)
Net income                                                      $47,174          $19,293            $117,307        $54,492
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities, net of
     reclassification adjustment                                   (859)                               5,130
   Foreign currency translation adjustments                        (307)             (92)             (1,405)           204
                                                                -------          -------            --------        -------
                                                                 (1,166)             (92)              3,725            204
                                                                -------          -------            --------        -------
                                                                $46,008          $19,201            $121,032        $54,696
                                                                -------          -------            --------        -------
                                                                -------          -------            --------        -------

NOTE I - EARNINGS PER SHARE (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per-share amounts):

                                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                   OCTOBER 31                                OCTOBER 31
                                                         --------------------------------           ------------------------------
                                                             1998                 1997                 1998               1997
                                                         -----------          -----------           ------------       -----------
 BASIC EPS:
 ----------
 Net income                                                 $47,174             $19,293                $117,307           $54,492
 Effect of:
   Subsidiary preferred stock dividends                        (351)                 --                  (1,039)               --
                                                            -------             -------                --------           -------
 Net income available to common
   stockholders, as adjusted                                $46,823             $19,293                $116,268           $54,492
                                                            -------             -------                --------           -------
 Weighted average shares                                     55,989              51,418                  55,088            51,001
                                                            -------             -------                --------           -------
 Basic EPS                                                  $   .84             $   .38                $   2.11           $  1.07
                                                            -------             -------                --------           -------
                                                            -------             -------                --------           -------
 DILUTED EPS:
 ------------
 Net income                                                 $47,174             $19,293                $117,307           $54,492
 Effect of:
   Subsidiary preferred stock dividends                        (351)                 --                  (1,039)               --
   Majority-owned subsidiary's
     dilutive securities                                        (91)                 --                    (292)               --
                                                            -------             -------                --------           -------
 Net income available to common
   stockholders, as adjusted                                $46,732             $19,293                $115,976           $54,492
                                                            -------             -------                --------           -------
 Weighted average shares                                     55,989              51,418                  55,088            51,001
 Effect of:
   Stock options                                              4,750               3,293                   4,425             3,192
   Other stock awards                                            95                  49                      96                 2
                                                            -------             -------                --------           -------
 Weighted average shares, as adjusted                        60,834              54,760                  59,609            54,195
                                                            -------             -------                --------           -------
 Diluted EPS                                                $   .77             $   .35                $   1.95           $  1.01
                                                            -------             -------                --------           -------
                                                            -------             -------                --------           -------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three and nine months ended October 31, 1998 increased 72% and 68%, respectively, compared to the same periods of the prior year, primarily driven by the Company's commercial business. Of the total increase, 51% and 48% of the increase for the three and nine months ended October 31, 1998, respectively, were directly attributable to Bellcore, a subsidiary which was acquired on November 14, 1997, Network Solutions, Inc. ("NSI"), a majority-owned subsidiary, and INTESA, a joint venture. The remaining increase in revenues of 21% and 20% for the same periods, respectively, was attributable to internal growth in the traditional business areas which continued to shift toward lower cost service type contracts.
This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost contracts.

Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At October 31, 1998, the Company had approximately 32,100 full-time employees compared to approximately 23,200 at October 31, 1997. Material and subcontract ("M&S") revenues were $235 million and $645 million for the three and nine months ended October 31, 1998, respectively, compared to $168 million and $489 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues have decreased to 19% for the three and nine months ended October 31, 1998 compared to 24% for the same periods of the prior year.

Revenues by contract type indicate that the percentage of the Company's revenues attributable to higher risk, firm fixed-price ("FFP") contracts increased to 41% for the nine months ended October 31, 1998 from 28% for same period of the prior year. The increase in revenues from FFP contracts is primarily driven by Bellcore. As of the year ended January 31, 1998, revenues from FFP contracts were 32% and only included Bellcore revenues for the period from November 14, 1997 to January 31, 1998. In addition, growth in other non-U.S. Government revenues contributed to the increase in revenues from FFP contracts. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate cost or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort and time-and-materials type contracts increased slightly to 21% of revenues for the nine months ended October 31, 1998 from 18% for the same period in the prior year, while cost reimbursement contracts were 38% and 54% for the same periods, respectively.

The cost of revenues as a percentage of revenues decreased to 77.3% and 78.9% for the three and nine months ended October 31, 1998, respectively, compared to 87.0% and 87.4% for the same periods of the prior year, respectively. The decrease reflects the growth in commercial revenues from Bellcore, INTESA and NSI, which have more of their associated costs in selling, general and administrative costs ("SG&A") as opposed to cost of revenues.

SG&A expenses as a percentage of revenues for the three and nine months ended October 31, 1998 increased to 14.6% and 13.9%, respectively, compared to 8.6% and 7.9% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. G&A, B&P and IR&D increased as a percentage of revenues for the three and nine months ended October 31, 1998 compared to the same periods of the prior year due to growth in commercial revenues which have more of their associated costs in SG&A as opposed to cost of revenues. While the level of B&P activity and costs have historically fluctuated depending on the availability of bidding opportunities and resources, B&P costs have increased in relation to revenues for the three and nine months ended October 31, 1998. IR&D costs have also historically fluctuated depending on the stage of development for various hardware and software systems and have also increased in relation to revenues for the three and nine months ended October 31, 1998. G&A costs as a percentage of revenues were 6.5% and 6.8% for the three and nine months ended October 31, 1998, respectively, compared to 6.0% and 5.7% for the same periods of the prior year. The increase in G&A costs represents the combination of growth in commercial business, increased amortization costs of goodwill and intangible assets associated with the Bellcore acquisition and losses from the impairment of goodwill. For the three and nine months ended October 31, 1998, certain events and circumstances indicated that the recovery of certain goodwill was unlikely. For the three and nine months ended October 31, 1998, the Company reduced goodwill by $3.9 million and $13.1 million, respectively, to its estimated recoverable value as determined by the excess of carrying amount over the estimated fair value.

Interest expense for the three and nine months ended October 31, 1998 and 1997 primarily relates to interest on a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The increase in interest expense is primarily driven by an increase in deferred compensation balances, capital lease obligations and public debt securities.

Other income, net of other expense, was $9 million and $15 million for the three and nine months ended October 31, 1998, respectively, compared to $7 million and $13 million for the same periods of the prior year. The primary components of other income, net of other expense, for the nine months ended October 31, 1998 are interest income of $13 million, gain on sale of business assets of $4 million and an other-than temporary loss on an equity security of $3 million.

The provision for income taxes as a percentage of income before income taxes was 50.7% and 48.1% for the three and nine months ended October 31, 1998, respectively, compared to 45% for the same periods of the prior year. The Company increased its tax provision for the three months ended October 31, 1998 as it reassesses certain tax positions related to the Company's on-going appeals process with the IRS for fiscal years 1988 through 1993. The higher effective tax rate for the nine months ended October 31, 1998 also includes a greater amount of non-deductible goodwill amortization.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations or its ability to conduct business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity continue to be funds provided by operations and the five-year revolving credit facility. At October 31, 1998 and 1997, there were no borrowings outstanding under the credit facility and cash, cash equivalents and short-term investments were $383 million and $288 million, respectively.

Operating activities continued to generate cash for the nine months ended October 31, 1998. The Company actively monitors receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash spent on investing activities was $125 million for the nine months ended October 31, 1998 compared to a source of cash of $10 million for the same period of the prior year. The increase in spending on investing activities for the nine months ended October 31, 1998 is primarily attributable to the purchases of debt and equity securities by NSI. For the same period in the prior year, cash was primarily generated from the sale of net assets of the SAIT business unit, while cash was used for the purchase of land and buildings.

The Company spent $4 million on financing activities for the nine months ended October 31, 1998 compared to a source of cash of $36 million for the same period of the prior year. The increase in spending for the nine months ended October 31, 1998 is primarily attributable to repurchases of common stock and payments on capital lease obligations. The source of cash for the nine months ended October 31, 1997 was primarily attributable to proceeds from the sale of a minority interest in the Company's subsidiary NSI.

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

YEAR 2000

THE STATEMENTS IN THE FOLLOWING SECTION CONSTITUTE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

     YEAR 2000 PLAN - In 1996, the Company initiated a program to prepare the Company's centralized internal computer systems and applications for the Year 2000. The program has evolved into a risk-based plan designed to minimize risk to the Company's consolidated financial position, results of operations, cash flows and its ability to conduct business. The Company has established a Corporate Year 2000 Committee, which reports to an executive management team and the Board of Directors, to oversee, monitor and coordinate the Company-wide Year 2000 effort. The plan focuses on information technology ("IT") systems, non-IT systems, critical service suppliers and vendors ("business partners"), and the Company's services and products.

     IT SYSTEMS - The Company has established a six-phase program intended to ensure that its IT systems are Year 2000 compliant. IT systems include internally developed software, software obtained from third parties, databases, mainframe computers, servers, and network and related hardware. Phases one, two and three of the program, which have been substantially completed, consist of planning the project, increasing internal awareness of Year 2000 issues, and developing and assessing an inventory of IT systems for Year 2000 issues. Phases four, five and six consist of renovating and testing impacted IT systems and implementing the appropriate solutions for these problems. These phases are expected to be completed by March 1999. The Company plans to complete the remediation of its critical internal systems, including its internal core financial accounting systems, by the beginning of the Company's fiscal year 2000 that begins on February 1, 1999. The Company has also implemented a Company-wide program to test and, if necessary, replace computer desktops, laptops and internal communications network equipment and associated software. In addition, the Company's subsidiaries that do not use the core financial accounting systems of the Company are testing and remediating their internal systems for Year 2000 issues. As of this date, no matters have come to the attention of management that would indicate that these subsidiaries will not meet their plan to be Year 2000 compliant.

     NON-IT SYSTEMS - The Company has inventoried and assessed its non-IT systems in Company-owned or controlled facilities that may contain embedded technology, such as those found in elevators, telephone systems and security and access systems. Company-owned or controlled sites are typically the largest sites and although they represent only 6% of the Company's facilities in number, these sites serve 45% of the Company's workforce. Systems identified as having Year 2000 issues are being remediated or replaced and are scheduled to be Year 2000 compliant by February 1999. The Company has engaged in communications with its lessors and customers regarding Year 2000 issues with non-IT systems in leased or customer facilities and has provided its lessors with Year 2000 awareness information regarding embedded systems. The scope of the Company's involvement varies depending upon access to the facility and the extent of cooperation received from the lessors and
customers.   The Company cannot control Year 2000 compliance in leased and customer facilities and must depend upon the cooperation of these third parties.

     BUSINESS PARTNER AND CUSTOMER YEAR 2000 IMPACTS - The Company's operations are dependent to varying degrees on the Year 2000 compliance of its business partners. Its significant business partners include, but are not limited to, the Company's suppliers and subcontractors, utility companies, banking partners, payroll processing vendor, insurance and benefit providers, the retirement plans' fund managers and trustees, and property management firms. In 1997, the Company initiated communications with its business partners to determine their Year 2000 readiness and the extent to which the Company is vulnerable to their failure to be Year 2000 compliant. To date, the Company has not received responses from all contacted business partners. Although it has inquired of most of its business partners, this effort has not been completed. However, based on responses to date, the Company is not aware of any material exposure to Year 2000 problems attributable to its business partners. The Company continues to actively pursue responses in order to assess its own state of readiness and develop any appropriate contingency plans. The ability of the Company's business partners to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that its business partners and other third parties will be Year 2000 compliant or that the systems of such third parties will be compatible with the Company's systems. Failure of such third party systems to be compliant or compatible could have a material adverse effect on the Company's results of operations and ability to do business.

The Company is substantially dependent upon the effectiveness of its customers' systems, principally those of the U.S. Government, for the administration of contracts and payment of the Company's invoices. The Company is in the process of contacting its major U.S. Government payment offices to understand the current status of their Year 2000 issues and remediation efforts. Although there could be a number of impacts, a primary concern is delays in contract payments if the Company's customers were to experience Year 2000 problems. This could require a temporary increase in working capital to fund operations. Although the Company has substantial borrowing capacity available under its current revolving credit facilities which expire in August 2002, the Company will further evaluate the potential cash flow impact of a delay in contract payments and determine if additional steps are necessary to ensure that sufficient contingency financing is available.

     IMPACT ON INTERNATIONAL OPERATIONS - As of January 31, 1998, 11% of consolidated revenues was derived from the Company's international operations, primarily in Venezuela and the United Kingdom. Foreign countries and businesses located within those countries may not be applying adequate resources to address the Year 2000 issue. To the extent that foreign countries and businesses are not Year 2000 compliant, the Company's international operations may be adversely affected.

     PRODUCTS AND SERVICES - The Company's Bellcore subsidiary derives significant revenues from the sale of telecommunication products. Bellcore has established an assessment, remediation and testing program for its proprietary software products that it expects to complete in early 1999. The Company has also implemented an on-going program to assess its exposure, if any, with respect to its other products and services. To date, no matters concerning the Company's products and services have come to the attention of the Company's management that would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

     YEAR 2000 REMEDIATION COSTS - The Company is currently developing formalized procedures for tracking and reporting costs associated with remediating internal IT and non-IT systems. To date, the Company estimates it has spent approximately $5-$8 million on this remediation and expects to spend an additional $5-$11 million to complete this effort. All costs, except long-lived assets, are expensed as incurred. These costs include the cost of system replacements, hardware, software, internal labor and outside consulting and programming services.

     RISKS OF YEAR 2000 ISSUES - While the Company expects to resolve Year 2000 issues within its control without material adverse impact on results of operations, cash flows or its ability to conduct business, there can be no assurances as to the ultimate success of the program. Uncertainties exist as to the Company's ability to detect and successfully resolve all Year 2000 problems. Uncertainties also exist concerning the preparedness and readiness of the Company's business partners to avoid Year 2000 related service and delivery interruptions. The "most reasonably likely worst case scenario for the Company" could include interruption of the Company's business, lost or delayed revenues, Company, vendor or subcontractor non-performance and delays, potential litigation with customers, suppliers or vendors with respect to Year 2000 compliance of products and services, performance problems with administrative and financial accounting systems, service problems with the payroll vendor and utilities in Company-owned and leased facilities, interruptions of subcontract services and products from vendors who are an integral component of the Company's performance on contracts, increases in general and administrative costs until the problems are resolved, slow payments by customers, and higher interest expense. In addition, customers of the Company may direct significant resources to addressing their own Year 2000 issues which could result in reductions or delays in purchases of the Company's services and products.

     CONTINGENCY PLANS - The Company is currently developing contingency plans for IT and non-IT systems, focusing on the Company's internal systems and its dependence on its business partners. The contingency plans are under development and the Company has not yet established a date for their completion. The Company intends to establish a timetable for completion of
the contingency plans by January 31, 1999.   Due to the potentially far
reaching consequences of the Year 2000 problem and the speculative nature of contingency planning, it is uncertain whether the Company's contingency plans once developed will adequately address the impacts of Year 2000 problems on the Company's operations.

     YEAR 2000 FORWARD LOOKING STATEMENTS - The foregoing statements as to costs, dates, intent, belief and current expectations of the Company or its officers with respect to Year 2000 issues are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's best estimates and expectations given the information available at the date hereof and may be updated as additional information becomes available. In addition, such statements are not guarantees of future results or outcomes and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors, include, but are not limited to, the Company's ability to identify and address all Year 2000 issues associated with its IT and non-IT systems; the representations, preparedness and readiness of the Company's business partners; unanticipated expenses or delays on the part of the Company or its customers, service providers, suppliers and vendors, and the ability of the Company to develop and execute a comprehensive contingency plan to cover the "most reasonably likely worst case" scenario. Due to such uncertainties and risks surrounding Year 2000 issues, the Company's assessment of the Year 2000 issue, including the costs of the program and timing of completion are based on management's best estimates and input from customers, service providers, suppliers and vendors. These estimates were derived using numerous assumptions about future events, including continued availability of certain resources, third party modification plans and other factors. However, the Company cautions that it is impossible to predict the impact of certain factors that are not within the control of the Company and there can be no assurances that these estimates will be achieved and actual results could differ materially from those anticipated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K.

          During the fiscal quarter for which this report is filed, the following report on Form 8-K was filed by the Registrant:

          (i)  Form 8-K filed October 14, 1998, Item 5, Other Events.

          (ii) Form 8-K filed November 23, 1998, Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCIENCE APPLICATIONS
                                        INTERNATIONAL CORPORATION



Date:     December 15, 1998             /s/ W. A. Roper
                                        --------------------------------
                                        Senior Vice President and
                                        Chief Financial Officer and
                                        as a duly authorized officer

                                  Exhibit Index
                Science Applications International Corporation
                      Fiscal Quarter Ended October 31, 1998


 Exhibit                                                             Sequential
   No.         Description of Exhibits                                Page No.
 -------       -----------------------                               ---------
   27          Financial Data Schedule
