Form 10-K405
period 1999-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1999-04-29
CIK 353394

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                       FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM                TO                .

                            COMMISSION FILE NUMBER: 0-12771

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                     95-3630868
(STATE OR OTHER JURISDICTION OF INCORPORATION OR
                 ORGANIZATION)                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

10260 CAMPUS POINT DRIVE, SAN DIEGO, CALIFORNIA                    92121
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates of Registrant was $2,053,465,687. For the purpose of this calculation, it is assumed that the Registrant's affiliates include the Registrant's Board of Directors and certain of the employee benefit plans of the Registrant and its subsidiaries. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

     As of March 31, 1999, there were 57,667,204 shares of Registrant's Class A Common Stock and 303,084 shares of Registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Science Applications International Corporation (the "Company") primarily provides diversified professional and technical services involving the application of scientific expertise, together with computer and systems technology, to solve complex technical problems for a broad range of government and commercial customers, both in the U.S. and abroad. Technical services consist of basic and applied research services; design and development of computer software; systems integration; systems engineering; technical operational and management support services; environmental engineering; design and integration of network systems; technical engineering and consulting support services; Year 2000 services; and development of systems, policies, concepts and programs.

     Through its subsidiary, Telcordia Technologies, Inc. (formerly Bell Communications Research, Inc.) ("Telcordia"), the Company is a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry.

     In addition to providing technical services, the Company designs and develops high-technology products. Products include custom designed and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging instruments.

     The Company provides technical services primarily in the vertical market areas of "National Security," "Health Care," "Environment," "Energy," "Telecommunications," "Information Technology" and "Other," which includes the Company's transportation, logistics, space and utilities business areas and information technology support to federal civil agencies. The Company's operating groups ("Groups") are divided into two segments, Regulated and Non-Regulated, depending on the business processes and laws affecting the operations of the Groups. Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or a subcontractor to other contractors, primarily for departments and agencies of the U.S. Government, including the Department of Defense ("DOD"), Department of Energy ("DOE"), Department of Health and Human Services, Department of Justice, Department of Transportation, Department of Treasury, Department of Veterans Affairs ("VA"), Environmental Protection Agency and National Aeronautics and Space Administration ("NASA"). Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as "Cost Accounting Standards" and "Federal Acquisition Regulations." Groups in the Non-Regulated segment provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated segment are not subject to specific regulatory accounting or contracting guidelines.

     While the Regulated and Non-Regulated segments represent the management approach for making decisions and assessing performance, the Company's decentralized marketing approach focuses on its key vertical markets. Marketing decisions based on vertical markets are typically made at the lowest operational level.

     The Regulated segment includes business from all of the Company's vertical market areas. The Non-Regulated segment includes business from all of the Company's vertical market areas except for National Security and Space (which is part of the "Other" vertical market). The percentage of revenues attributable to the Regulated segment for fiscal years 1999, 1998 and 1997 were 58%, 74% and 88%, respectively. The percentage of revenues attributable to the Non-Regulated segment for fiscal years 1999, 1998 and 1997 were 42%, 25% and 11%, respectively. For certain other financial information regarding the Company's reportable segments and geographic areas, see Note C of the Notes to Consolidated Financial Statements beginning on page F-13 of this Form 10-K.

     On February 12, 1999, the Company sold 4,500,000 shares of Class A Common Stock of Network Solutions, Inc. ("NSI") in a secondary public offering. Prior to the secondary offering, the Company had approximately a 72.3% ownership interest in NSI, which represented approximately 96.3% of the combined voting power of the outstanding stock of NSI. On March 23, 1999, NSI completed a two-for-one stock split of its Class A Common Stock and Class B Common Stock. Subsequent to the stock split, the Company currently owns 14,850,000 shares of NSI's Class B Common Stock, which are entitled to ten votes per share. In connection with the secondary offering, the Company expressed an intention to convert by May 31, 1999 its Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which are entitled to one vote per share. Assuming the proposed conversion of the Class B Common Stock, the Company's ownership and voting power in NSI will be approximately 44.8%. NSI provides Internet domain name registration services and Intranet consulting and network design and implementation services.

     The Company has a 60% interest in a joint venture, Informatica, Negocio y Tecnologia, S.A. ("INTESA"), which was formed with Venezuela's national oil company, Petroleos de Venezuela, S.A. INTESA provides information technology services in Latin America.

     The Company was originally incorporated as a California corporation in 1969 and was re-incorporated as a Delaware corporation in 1984. The principal office and corporate headquarters of the Company are located in San Diego, California at 10260 Campus Point Drive, San Diego, California 92121 and its telephone number is (619) 546-6000. All references to the Company include, unless the context indicates otherwise, its predecessor and subsidiary corporations.

TECHNICAL SERVICES

     The Company provides technical services through its vertical market areas. Technical services are sold to government and commercial customers in both the Regulated and Non-Regulated segments, except that technical services in the National Security and Space vertical markets are provided to government customers and reported only in the Regulated segment.

  National Security

     The Company provides a wide array of national security-related technical services to its government customers only in the Regulated segment. Such services include advanced research and technology development, systems engineering and systems integration and technical, operational and management support services.

  Health

     The Company provides health-related technical services, including medical information systems, technology development and research support services.

  Environment

     In the environmental area, the Company performs site assessments, remedial investigations and feasibility studies, remedial actions, technology evaluations, sampling, monitoring and regulatory compliance support and training.

  Energy

     The Company provides energy-related technical services including safety evaluations, security, reliability and availability engineering evaluations, technical reviews, quality assurance, information systems, plant monitoring systems and project management.

  Telecommunications

     In the telecommunications area, the Company provides interoperable network design and implementation, new software and enhancements of existing software for network management and operation, consulting and engineering services and telecommunications software.

  Information Technology

     The information technology-related technical services of the Company include information technology outsourcing services, information protection and electronic business security services, Intranet consulting and network design services, as well as Internet domain name registration and other Internet services through NSI.

  Other Technical Services

     The Company provides technical services in transportation, space, and security systems management, including advanced traffic and intermodal freight management, automated toll collection, material control and computer and information security, engineering support for NASA's Space Shuttle and Space Station programs, and undersea data collection, transmission and analysis systems and services. The Company also provides technical services to law enforcement agencies and educational organizations.

                                   RESOURCES

     The technical services and products provided by the Company to government and commercial customers in both the Regulated and Non-Regulated segments utilize a wide variety of resources which the Company anticipates will continue to be available. A substantial portion of the computers and other equipment, materials and subcontracted work required by the Company could be procured from more than one supplier. However, with respect to certain products and programs, the Company depends on a particular source or vendor. While a temporary or permanent disruption in the supply of these materials or services could cause inconvenience or delay or impact the profitability of the affected programs or products, the Company believes it would not have a material adverse effect on the financial condition or operations of the Company as a whole.

     The availability of skilled employees who have the necessary education and/or experience in specialized scientific and technological disciplines remains critical to the future growth and profitability of the Company. Competition for personnel in the commercial information technology area of the Non-Regulated segment is intense. Because of the Company's growth and the competition for experienced personnel, it has become more difficult to meet all of the Company's needs for such employees in a timely manner. However, such difficulties have not had a significant impact on the Company to date. The Company intends to continue to devote significant resources to recruit and retain qualified employees. Further, as an inducement, the Company maintains a variety of benefit programs for its employees, including retirement and bonus plans, group life, health, accident and disability insurance as well as the opportunity to participate in the Company's employee ownership program. See "Business -- Employees And Consultants" and "Market for Registrant's Common Equity and Related Stockholder Matters -- The Limited Market."

                                   MARKETING

     The Company's marketing activities in both the Regulated and Non-Regulated segments are focused on its key vertical markets and are primarily conducted by its own professional staff of engineers, scientists, analysts and other personnel. The Company's marketing approach for its technical services begins with the development of information concerning the requirements of the U.S. Government and other potential customers for the types of technical services provided by the Company. Such information is gathered in the course of contract performance, reviewing requests for competitive bids and from formal briefings, participation in professional organizations and published literature. This information is then evaluated and exchanged among marketing groups within the Company (organized along functional, geographic and other lines) in order to devise and implement, subject to management review and approval, the best means of taking advantage of available business opportunities, including the preparation of proposals responsive to the stated and perceived needs of customers. The Company's products may be marketed with the assistance of independent sales representatives.

                                  COMPETITION

     The businesses in which the Company is engaged are highly competitive, particularly in the business areas of telecommunications and information technology outsourcing in the Non-Regulated segment. The Company has a large number of competitors, some of which have been established longer and have substantially greater financial resources and larger technical staffs than the Company. Some of the other competitors, although smaller in size, are more highly specialized and able to concentrate their resources on particular areas. In addition, with respect to the Regulated segment, the U.S. Government's own in-house capabilities and federal non-profit contract research centers also compete with the Company because they perform certain types of services which might otherwise be performed by the Company.

     The primary competitive factors in the business areas in which the Company is engaged are technical expertise, management and marketing competence and price. The Company's continued success is dependent upon its ability to hire and retain highly qualified scientists, engineers, technicians, management and professional personnel who will provide superior service and performance on a cost-effective basis.

                             SIGNIFICANT CUSTOMERS

     During fiscal years 1999, 1998 and 1997, approximately 50%, 66% and 79%, respectively, of the Company's consolidated revenues were attributable to prime contracts (as more fully described below) with the U.S. Government, a significant customer in the Regulated segment, or to subcontracts with other contractors engaged in work for the U.S. Government.

     No single customer or contract in the Non-Regulated segment accounted for 10% or more of consolidated revenues in fiscal years 1999, 1998 or 1997.

                              GOVERNMENT CONTRACTS

     The U.S. Government is the Company's primary customer in the Regulated segment. Many of the U.S. Government programs in which the Company participates as a contractor or subcontractor may extend for several years; however, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally would be reimbursed for its allowable costs through the date of termination and would be paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed.

     Modification, curtailment or termination of major programs or contracts of the Company could have a material adverse effect on the financial condition or results of the Company's operations. Although contract and program modifications, curtailments or terminations have not had a material adverse effect on the Company in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on the financial condition or results of operations of the Company in the future.

     The Company's business with the U.S. Government and other customers is generally performed under cost-reimbursement, time-and-materials or firm fixed-price contracts. Under cost-reimbursement contracts, the customers reimburse the Company for its direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under time-and-materials contracts, the Company is paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under firm fixed-price contracts, the Company is required to provide stipulated products or services for a fixed price. Because the Company assumes the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for particular contracts.

     During fiscal years 1999, 1998 and 1997, approximately 60%, 63% and 59%, respectively, of the Regulated segment revenues were derived from cost-reimbursement contracts and approximately 15%, 18% and 19%, respectively, of the Regulated segment revenues were from firm fixed-price contracts, with the balance from time-and-materials and fixed-price level of effort contracts.

     Any costs incurred by the Company prior to the execution of a contract or contract amendment are incurred at the Company's risk, and it is possible that such costs will not be reimbursed by the customer. Unbilled receivables in this category which were included in the Regulated segment revenues, exclusive of related fees, at January 31, 1999 and 1998 were $18,863,000 and $14,094,000, respectively. The Company expects to recover substantially all such costs; however, no assurance can be given that the contracts or contract amendments will be executed or that the related costs will be recovered.

     Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments as a result of negotiations between the Company and U.S. Government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through fiscal year 1998. Contract revenues for subsequent years have been recorded in amounts which are expected to be realized upon final settlement with the U.S. Government. However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for those years.

                      PATENTS AND PROPRIETARY INFORMATION

     Other than the business and operations of Telcordia described below, the nature of the technical services and products provided by the Company is such that the Company does not presently consider its competitive position to be dependent upon patent protection. The Company claims a proprietary interest in certain of its products, software programs, methodology and know-how. Such proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

     Telcordia's patent portfolio consists of more than 920 U.S. and foreign patents. More than 200 of these patents have been licensed to organizations worldwide. Telcordia has been granted patents across a wide range of disciplines, including telecommunications transmission, services and operations, optical networking, switching, wireless communications, protocols, architecture and coding. The Company and Telcordia actively pursue opportunities to license their technologies to third parties and evaluate potential spin-offs of technologies that they have developed.

     In connection with the performance of services for customers in the Regulated segment, the U.S. Government has certain rights to data, computer codes and related material developed by the Company under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose such information to third parties, including, in some instances, competitors. In the case of subcontracts, the prime contractor may also have certain rights to the programs and products developed by the Company under the subcontract.

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

     The backlog for the Regulated segment at January 31, 1999 and 1998 amounted to approximately $1,663,000,000 and $1,303,000,000, respectively, and the backlog for the Non-Regulated segment at those dates amounted to approximately $1,278,000,000 and $1,260,000,000, respectively. The Company expects that a substantial portion of its backlog at January 31, 1999 will be recognized as revenues prior to January 31,

2000. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

                           EMPLOYEES AND CONSULTANTS

     As of January 31, 1999, the Company and its subsidiaries employed approximately 35,200 persons. The Company also utilizes the services of consultants to provide specialized technical and other services on specific projects.

     The highly technical and complex services and products provided by the Company are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills. Competition for personnel in the commercial information technology area of the Non-Regulated Segment is intense. Because of the Company's growth and competition for experienced personnel, it has become more difficult to meet all of the Company's needs for such employees in a timely manner. However, such difficulties have not had a significant impact on the Company to date. The Company intends to continue to devote significant resources to recruit and retain qualified employees. Management believes that employee ownership of the Company is a major factor in the Company's ability to attract and retain qualified personnel.

     None of the Company's employees are represented by a labor union. To date, no strikes or work stoppages have been experienced and the Company considers its relations with its employees to be good.

                                  RISK FACTORS

     You should carefully consider the risks and uncertainties described below in your evaluation of us and our business. These are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed and the price of our common stock could decline. All references to "we," "us," or "our" in this section include the Company and its subsidiaries.

RISKS RELATING TO OUR BUSINESS

A SUBSTANTIAL PERCENTAGE OF OUR REVENUE IS FROM U.S. GOVERNMENT CUSTOMERS AND THE REGIONAL BELL OPERATING COMPANIES ("RBOCS")

     We derive a substantial portion of our revenues from the U.S. Government in our capacity as a prime contractor or a subcontractor. The percentage of total revenues from the U.S. Government was 50% in 1999, 66% in 1998 and 79% in 1997. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remain stable, the budgets of the government agencies with whom we do business may be deceased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In addition, obtaining U.S. Government contracts continues to be competitive as our revenue growth shifts toward contracts with lower reimbursable costs.

     Our wholly-owned subsidiary, Telcordia, has historically derived a majority of its revenues from the RBOCs. In order for Telcordia to maintain or exceed historical growth rates, it will need to continue to increase its market share from the RBOCs and/or diversify its business by obtaining new customers. Loss of business from the RBOCs could reduce revenues.

     We have made progress in our efforts to diversify our business across a greater number of customers. However, we still remain heavily dependent upon the U.S. Government as our primary customer in our Regulated segment and our Telcordia subsidiary depends heavily upon the RBOCs for its revenues. Our future success and revenue growth will depend upon our ability to continue to expand our customer base.

WE MAY NOT BE ABLE TO IMPLEMENT OUR ACQUISITION STRATEGY

     We have historically supplemented our internal growth through acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisition and investment strategy poses many risks, including:

     - We may not be able to compete successfully for available acquisition candidates, complete future acquisitions and investments or accurately estimate their financial effect on our business.

     - Future acquisitions, investments and joint ventures may require us to issue additional common stock, spend significant cash amounts or decrease our operating income.

     - We may have trouble integrating the acquired business and retaining their personnel.

     - Acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities.

     - To the extent that any of the businesses which we acquire or in which we invest fail, our business could be harmed.

WE MAY LOSE REVENUE OR INCUR SIGNIFICANT COSTS IF YEAR 2000 COMPLIANCE ISSUES ARE NOT PROPERLY ADDRESSED

     Our evaluation of our computer systems showed that certain portions of our software and systems require modification or replacement to address the Year 2000 issue. In addition, we are communicating with our critical service providers, suppliers and vendors to determine the extent to which we are vulnerable to those third parties' failure to remediate their own Year 2000 issues. If we do not complete the necessary modifications to existing software and conversions to new software, or are affected by third parties' failure to be Year 2000 ready, the Year 2000 issue could have a material adverse impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business. We also have an ongoing program to assess our exposure with respect to our products and services. To date, we are not aware of any matters that would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business; however, we cannot assure you that we will not be subject to material liability claims in the future.

     Our assessment of the Year 2000 issue, including the costs of the project and the timing of completion, are based on management's best estimates and input from customers, third party service providers, suppliers and vendors. These estimates were derived using numerous assumptions about future events, including the continued availability of certain resources, third party modification plans and other factors. However, we cannot assure you that these estimates will be achieved and actual results could differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE FACE INCREASING RISKS ASSOCIATED WITH OUR GROWING INTERNATIONAL BUSINESS

     Our revenues from customers outside the U.S. have increased more rapidly than our domestic revenues and are expected to continue to increase in the future. Consequently, we are increasingly subject to the risks of conducting business internationally. These risks include:

     - unexpected changes in regulatory requirements;

     - tariffs;

     - political and economic instability;

     - restrictive trade policies;

     - inconsistent product regulation;

     - cost of complying with a variety of laws; and

     - licensing requirements.

     We do not know the impact of such regulatory, geopolitical and other factors on our business in the future.

     We have transactions denominated in foreign currencies because some of our business is conducted outside of the United States. In addition, our foreign subsidiaries generally conduct business in foreign currencies. We are exposed to fluctuations in exchange rates, which could result in losses and have a significant impact on our results of operations. This risk may be significant for entities such as INTESA that operate in a highly inflationary economy. Our risks include the possibility of significant changes in exchange rates and the imposition or modification of foreign exchange controls by either the U.S. or applicable foreign governments. We have no control over the factors that generally affect these risks, such as economic, financial and political events and the supply and demand for the applicable currencies. We may use forward foreign currency exchange rate contracts to hedge against movements in exchange rates for contracts denominated in foreign currencies. We cannot assure you that a significant fluctuation in exchange rates will not have a significant negative impact on our results of operations.

DEPENDENCE UPON SERVICES OF DR. BEYSTER AND OTHER KEY PERSONNEL

     Our success depends on the continued contributions of our founder and Chief Executive Officer, J.R. Beyster (age 74), and, to a lesser extent, our other executive officers. The loss of any of these key personnel could materially affect our operations. We generally do not have long-term employment contracts with these key personnel nor do we maintain "key man" life insurance policies.

WE FACE RISKS RELATING TO GOVERNMENT CONTRACTS

     The Government may Modify or Terminate our Contracts. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years; however, such programs are normally funded on an annual basis. The U.S. Government may modify or terminate its contracts and subcontracts at its convenience. Modification or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

     Our Business is Subject to Potential Government Inquiries and Investigations. We are from time to time subject to certain U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. We cannot assure you that any such inquiry or investigation would not have a material adverse effect on our results of operations and financial condition.

     Our Contract Costs are Subject to Audits by Government Agencies. The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. Substantially all of our indirect contract costs have been agreed upon through fiscal year 1998. We have recorded contract revenues in 1999 based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

FAILURE TO CONTROL FIXED-PRICE CONTRACTS MAY RESULT IN REDUCED PROFITS OR LOSSES

     The percent of our Regulated segment revenues from firm fixed-price contracts was 15% for fiscal year 1999, 18% for fiscal year 1998 and 19% for fiscal year 1997. The percent of our Non-Regulated segment revenues from firm fixed-price contracts was 71% for fiscal year 1999, 73% for fiscal year 1998 and 66% for fiscal year 1997. Because we assume the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts.

PRE-CONTRACT COSTS MAY NOT BE RECOVERED

     Any costs we incur prior to the execution of a contract or contract amendment are incurred at our risk, and it is possible that the customer will not reimburse us for such costs. At January 31, 1999, there were unbilled receivables of $18,863,000 included in the Regulated segment revenues and $2,117,000 included in the Non-Regulated segment revenues, exclusive of related fees for such pre-contract costs. We cannot assure you that contracts or contract amendments will be executed or that the related costs will be recovered.

RISKS RELATING TO OUR INDUSTRY

WE MUST ATTRACT, TRAIN AND RETAIN SKILLED EMPLOYEES

     The availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Because of our growth and competition for experienced personnel, it has become more difficult to meet all of our needs for such employees in a timely manner. We intend to continue to devote significant resources to recruit, train and retain qualified employees; however, we cannot assure you that we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our operations.

OUR FAILURE TO REMAIN COMPETITIVE COULD HARM OUR BUSINESS

     Our business is highly competitive, particularly in the business areas of telecommunications and information technology outsourcing in our Non-Regulated segment. We compete with larger companies that have greater financial resources and larger technical staffs. We also compete with smaller, more highly specialized entities who are able to concentrate their resources on particular areas. In the Regulated segment, we also compete with the U.S. Government's own in-house capabilities and federal non-profit contract research centers. To continue our success, we must provide superior service and performance on a cost-effective basis.

RISKS RELATING TO OUR STOCK

NO PUBLIC MARKET EXISTS FOR OUR STOCK AND STOCKHOLDERS' ABILITY TO SELL OUR STOCK IS LIMITED

     There is no public market for the Class A Common Stock. The limited market maintained by our subsidiary, Bull, Inc., permits existing stockholders to offer for sale our stock only on predetermined trade dates. Generally, there are four trade dates each year. If there were insufficient buyers for the stock on any trade date, our stockholders would not be able to sell stock in the trade. See "Market for Registrant's Common Equity and Related Stockholder Matters -- The Limited Market."

OUR STOCK PRICE IS DETERMINED BY OUR BOARD OF DIRECTORS AND IS NOT ESTABLISHED BY MARKET FORCES

     Our stock price is not determined by a trading market of bargaining buyers and sellers. Our board of directors determines the price at which the Class A Common Stock trades in the limited market pursuant to the formula and valuation process described beginning on page 13. Our board of directors believes the stock price represents a fair market value; however, we cannot assure you that the stock price represents the value that would be obtained if our stock was publicly traded. In addition, our board of directors generally has broad discretion to modify the formula. The formula does not specifically include variables reflecting all financial and valuation criteria that may be relevant. The mechanical application of the formula, assuming a constant market factor, tends to smooth the impact on the stock price of quarterly fluctuations in our operating results because the formula takes into account our net income for the four preceding quarters. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Price Range of Class A Common Stock and Class B Common Stock."

FUTURE RETURNS ON OUR COMMON STOCK MAY DIFFER SIGNIFICANTLY FROM HISTORICAL RETURNS

     We cannot guarantee that the Class A Common Stock will not decline or will provide returns in the future comparable to those achieved historically. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Price Range of Class A Common Stock and Class B Common Stock."

CHANGES IN OUR BUSINESS MAY INCREASE VOLATILITY OF THE STOCK PRICE

     The stock price could be subject to greater fluctuations than it has experienced in the past. The increased volatility is expected to result from the impact on our stock price of:

     - Our ownership interest in NSI, a publicly traded and highly volatile Internet company. As of March 31, 1999, we owned approximately 44.8% of the outstanding common stock of NSI.

     - The increase of our commercial and international business as a proportion of our overall business and the greater volatility associated with companies in such business areas.

     - The impact of acquisitions, investments and joint ventures that we may pursue in the future.

OUR STOCKHOLDERS' ABILITY TO SELL OR TRANSFER OUR COMMON STOCK IS RESTRICTED

     Our certificate of incorporation limits our stockholders' ability to sell or transfer shares of Class A Common Stock in some circumstances. These restrictions include:

     - our right of first refusal to purchase shares a stockholder offers to sell to a third party; and

     - our right to repurchase shares upon the termination of a stockholder's affiliation with us.

     The repurchase restriction does not apply to qualified employees who elect to have us defer our repurchase rights for five years.

RESTRICTIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DISCOURAGE TAKEOVER ATTEMPTS THAT YOU MIGHT FIND ATTRACTIVE

     Our certificate of incorporation and bylaws may discourage or prevent attempts to acquire control of us that are not approved by our board of directors, including transactions in which stockholders might receive a premium for their shares above the formula price. Our stockholders may view such a takeover attempt favorably. In addition, the restrictions may make it more difficult for our stockholders to elect directors.

FORWARD-LOOKING STATEMENT RISKS

YOU MAY NOT BE ABLE TO RELY ON FORWARD-LOOKING STATEMENTS

     The information contained in this report includes some forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by such forward-looking statements.

     In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known or unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement in this report is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties, you are warned not to rely on the forward-looking statements. A forward-looking statement is usually identified by our use of certain terminology including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates" or "intends," or by discussions of strategy or intentions. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

ITEM 2. PROPERTIES

     As of March 31, 1999, the Company conducted its operations in more than 400 offices located in 42 states, the District of Columbia and various foreign countries and occupied a total of approximately 8,900,000 square feet of space. The Company has significant locations in the San Diego, California, Washington, D.C. and Piscataway, New Jersey metropolitan areas and occupies over 1,000,000 square feet of space in the San Diego, California and Piscataway, New Jersey locations and over 2,000,000 square feet of space in the Washington, D.C. area.

     At the primary location of the Company in San Diego, California, the Company owns and occupies seven buildings totaling approximately 677,000 square feet of space situated on 22.2 acres of land in the Golden Triangle area.

     At the Company's McLean, Virginia location, the Company owns and occupies a 287,000 square foot building located on 10 acres of land and leases two buildings containing a total of approximately 425,000 square feet of space. The Company has certain rights to purchase these leased buildings. The Company has also executed a lease to occupy an additional 195,000 square foot building in McLean, Virginia, upon completion of this building scheduled for December 1999. In addition, the Company owns and occupies a 62,000 square foot building on 2.6 acres of land in Reston, Virginia.

     In the Chester, Piscataway and Red Bank, New Jersey areas, the Company owns and occupies 13 buildings totaling approximately 725,000 square feet of space situated on 206 acres of land. The Company also owns an additional 28 acres of vacant land in Piscataway, New Jersey.

     The Company also owns and occupies (a) a 62,500 square foot building on approximately 13 acres of land in Virginia Beach, Virginia, (b) an 83,000 square foot building on approximately 8.4 acres of land in Oak Ridge, Tennessee, (c) two buildings totaling 79,400 square feet on 4.5 acres in Dayton, Ohio, (d) a 100,000 square foot building on 18 acres in Huntsville, Alabama, (e) a 95,500 square foot building on approximately 7.3 acres of land in Columbia, Maryland and (f) a 23,700 square foot building on approxi-mately 3.1 acres of leased land in Richland, Washington. In addition, the Company leases a 380,000 square foot building in Lisle, Illinois.

     The nature of the Company's business is such that there is no practicable way to relate occupied space to industry segments. The Company considers its facilities suitable and adequate for its present needs. See Note M of the Notes to Consolidated Financial Statements of the Company on page F-28 of this Form 10-K for information regarding commitments under leases.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference to the Company's definitive Proxy Statement used in connection with the solicitation of votes for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

     The following is a list of the names and ages (as of April 9, 1999) of all Executive Officers of the Company, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

     NAME OF
EXECUTIVE OFFICER  AGE     POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
-----------------  ---     --------------------------------------------------------
D. P. Andrews....  54    Corporate Executive Vice President since January 1998 and a
                         Director since October 1996. Mr. Andrews has held various
                         positions with the Company since 1993, including serving as
                         Executive Vice President for Corporate Development from
                         October 1995 to January 1998. Prior to joining the Company,
                         Mr. Andrews served as Assistant Secretary of Defense from
                         1989 to 1993.
D. W. Baldwin....  46    Senior Vice President and Treasurer since January 1997. Mr.
                         Baldwin has held various positions with the Company since
                         1978, including serving as a Senior Vice President since
                         1992.
J. R. Beyster....  74    Chairman of the Board, Chief Executive Officer and a
                         Director of the Company since the Company was founded. Dr.
                         Beyster has served as President since June 1998.
D. A. Cox........  51    Executive Vice President since January 1998. Mr. Cox has
                         held various positions with the Company since 1988,
                         including serving as a Sector Vice President from January
                         1996 to January 1998.

     NAME OF
EXECUTIVE OFFICER  AGE     POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
-----------------  ---     --------------------------------------------------------
J. E. Glancy.....  53    Corporate Executive Vice President since January 1994 and a
                         Director of the Company since July 1994. Dr. Glancy has held various positions with the Company since 1976, including
                         serving as a Sector Vice President from 1991 to 1994.
J. D. Heipt......  56    Senior Vice President for Administration and Secretary of
                         the Company since 1984. Mr. Heipt has held various positions with the Company since 1979.
P. N. Pavlics....  38    Senior Vice President since January 1997 and Controller of the Company since 1993. Mr. Pavlics has held various
                         positions with the Company since 1985, including serving as a Corporate Vice President from 1993 to January 1997.
S. D. Rockwood...  56    Executive Vice President of the Company since April 1997 and
                         Director of the Company since 1996. Dr. Rockwood has held
                         various positions with the Company since 1986, including
                         serving as a Sector Vice President from 1987 to April 1997.
W. A. Roper,       53    Senior Vice President and Chief Financial Officer of the
  Jr.............        Company since 1990.
R. A.              64    Executive Vice President of the Company since 1992. Mr.
  Rosenberg......        Rosenberg has held various positions with the Company since
                         1987.
D. E. Scott......  42    Senior Vice President since January 1997 and General Counsel of the Company since 1992. Mr. Scott has held various
                         positions with the Company since 1987, including serving as a Corporate Vice President from 1992 to January 1997.
R. C. Smith......  57    Chief Executive Officer and a Director of Telcordia, a
                         wholly-owned subsidiary of the Company, since January 1998 and a Director of the Company since April 1998. Prior to
                         joining Telcordia, Mr. Smith was the Senior Vice President
                         --Quality Development and Public Relations for Sprint
                         Corporation from 1991 to January 1998.
E. A. Straker....  61    Executive Vice President of the Company since 1994 and a
                         Director since 1992. Dr. Straker has held various positions with the Company since 1971, including serving as a Sector
                         Vice President from 1986 to 1994.
J. H. Warner,      58    Corporate Executive Vice President of the Company since 1996
  Jr.............        and Director since 1988. Dr. Warner has held various
                         positions with the Company since 1973, including serving as
                         Executive Vice President from 1989 to 1996.

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

     The Limited Market permits existing stockholders to offer for sale shares of Class A Common Stock on predetermined days (each, a "Trade Date"). Generally, there are four Trade Dates each year which typically occur approximately two weeks after meetings of the Company's Board of Directors (the "Board of Directors") which are currently scheduled for January, April, July and October. All shares of Class B Common Stock to be sold in the Limited Market must first be converted into five times as many shares of Class A Common Stock. All sales are made at the prevailing price of the Class A Common Stock determined by the Board of Directors pursuant to the valuation process described below. Employees, consultants and directors of the Company who have been approved by the Board of Directors or the Operating Committee of the Board of Directors may subscribe to purchase up to a specified number of shares of Class A Common Stock. In addition, the trustees or agents of the Company's Employee Stock Retirement Plan ("ESRP"), Cash or Deferred Arrangement ("CODA"), the 1998 Employee Stock Purchase Plan, Stock Compensation Plan, Management Stock Compensation Plan, Key Executive Stock Deferral Plan, the Telcordia Technologies Savings and Security Plan and the Telcordia Technologies Savings Plan for Salaried Employees (collectively, the "Telcordia Savings Plans"), the TransCore Retirement Savings Plan of Syntonic Technology, Inc., a wholly-owned subsidiary of the Company doing business as TransCore ("TransCore Savings Plan") and AMSEC Corporation Employees 401(k) Profit Sharing Plan ("AMSEC Plan"), (collectively, the "Benefit Plans") may also purchase shares of Class A Common Stock for their respective trusts in the Limited Market. All sellers in the Limited Market (other than the Company, ESRP, CODA, the Telcordia Savings Plans, the TransCore Savings Plan and the AMSEC Plan) pay Bull, Inc. a commission equal to 2% of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.

     In the event that the aggregate number of shares offered for sale in the Limited Market on any Trade Date is greater than the aggregate number of shares sought to be purchased by authorized buyers, offers by stockholders to sell 500 or less shares of Class A Common Stock (or up to the first 500 shares if more than 500 shares of Class A Common Stock are offered by any such stockholder) will be accepted first. Offers to sell shares in excess of 500 shares of Class A Common Stock will be accepted on a pro-rata basis determined by dividing the total number of shares remaining under purchase orders by the total number of shares remaining under sell orders. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares of Class A Common Stock for each proposed seller, then the purchase orders will be allocated equally among all of the proposed sellers up to the total number of shares offered for sale.

     The Company is currently authorized, but not obligated, to purchase shares of Class A Common Stock in the Limited Market on any Trade Date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and the Company, in its discretion, determines to make such purchases. In fiscal year 1998, the Company purchased 223,849 shares in the Limited Market which accounted for 9.7% of the total shares purchased by all buyers in the Limited Market during 1998. In fiscal year 1999, the Company did not purchase any shares in the Limited Market as the number of shares offered by stockholders did not exceed the number of shares sought to be purchased by authorized buyers.

     During the 1999 and 1998 fiscal years, the trustees of the Company's CODA, 1995 Employee Stock Purchase Plan, 1998 Employee Stock Purchase Plan, the Telcordia Savings Plans, the TransCore Savings Plan and the AMSEC Plan purchased an aggregate of 2,998,237 shares and 1,496,518, respectively, in the Limited Market. These purchases accounted for approximately 73.8% and 59.0% of the total shares purchased by all buyers in the Limited Market during fiscal years 1999 and 1998, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such Plans and the extent to which such contributions are invested in Class A Common Stock. To the extent that purchases by the trustees of the Benefit Plans decrease and purchases by the Company do not increase, the ability of stockholders to resell their shares in the Limited Market will likely be adversely affected. Although all shares of Class A Common Stock offered for sale were sold in the Limited Market on each Trade Date occurring during the last two fiscal years, no assurance can be given that a stockholder desiring to sell all or a portion of his or her shares of the Company's Class A Common Stock on any Trade Date will be able to do so.

     To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, the Company may, but is not obligated to, sell authorized but unissued shares of Class A Common Stock in the Limited Market. In fiscal years 1999 and 1998, the Company sold an aggregate of 2,625,675 and 927,657 shares of Class A Common Stock, respectively, in the Limited Market or 64.6% and 36.6%, respectively, of the total shares sold by all sellers in the Limited Market during such years. To the extent that the Company chooses not to sell authorized but unissued shares of Class A Common Stock in the Limited Market, the ability of individuals to purchase shares on the Limited Market may be adversely affected. No assurance can be given that an individual desiring to buy shares of the Company's Class A Common Stock in any future trade will be able to do so.

          PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

     The price of the Class A Common Stock (the "Formula Price") is established by the Board of Directors pursuant to the valuation process which includes the formula set forth below (the "Formula"). The Board of Directors sets the Market Factor (as defined below) in the Formula at the value which causes the Formula to yield the price which the Board of Directors believes represents a fair market value. The Formula Price is the price at which the Class A Common Stock trades in the Limited Market and is reviewed by the Board of Directors at least four times each year, generally in conjunction with Board of Directors meetings which are currently scheduled for January, April, July and October. The Stock Policy Committee of the Board of Directors has been authorized by the Board of Directors to review the Formula Price during the interim period between meetings of the Board of Directors to ensure that the Formula Price continues to represent a fair market value. The Board of Directors or the Stock Policy Committee may, if deemed appropriate, modify the Formula Price or postpone a Trade Date. Pursuant to the Company's Certificate of Incorporation, the price applicable to shares of Class B Common Stock is equal to five times the Formula Price. See "Business -- Risk Factors -- Our Stock Price is Determined by Our Board of Directors and is Not Established by Market Forces."

     The following formula is used in determining the Formula Price: the price per share is equal to the sum of (i) a fraction, the numerator of which is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W1") and (ii) a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "Market Factor"), multiplied by the earnings of the Company for the four fiscal quarters immediately preceding the price determination ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by the Company in computing diluted earnings per share ("W"). The number of outstanding common shares and common share equivalents described above assumes the conversion of each share of Class B Common Stock into five shares of Class A Common Stock. The
5.66 multiplier is a constant which was first included in the Formula in March 1976 to cause the price generated by the Formula to equal the fair market value of the Class A Common Stock as determined by the Board of Directors following an amendment of the Formula. The 5.66 multiplier has not been assessed for change since that time. The Market Factor is a numerical factor which is reviewed and set by the Board of Directors as part of the valuation process. Historical values for each variable contained in the Formula are set forth in the table on page 17.

     The Formula Price of the Class A Common Stock, expressed as an equation, is as follows:

Formula Price =  E   +  5.66 MP
                ---     -------
                W(1)       W

     A valuation formula containing consideration of stockholder equity and earnings per share was first used by the Board of Directors in establishing the stock price of the Class A Common Stock in 1972. The Formula was amended in 1973, by inclusion of the Market Factor, to reflect the broad range of business, financial and market forces that also affect the fair market value of the Class A Common Stock. The Formula was modified by the Board of Directors on April 14, 1995 to delete a limitation that the Formula Price not be less than 90% of the net book value per share of the Class A Common Stock at the end of the quarter immediately preceding the date on which a price revision is to occur (the "Book Value Floor"). This modification was intended to ensure that the Formula Price would be a fair market value as required by law. The Formula Price had always exceeded the Book Value Floor, and the Book Value Floor was never used to establish the Formula Price. The Formula was also modified by the Board of Directors on April 10, 1998 so that the Weighted Average Shares Outstanding or "W" was derived by reference to the Company's "diluted earnings per share" rather than by reference to the Company's "primary earnings per share." This modification was made to conform to changes in the accounting standards related to the calculation of earnings per share. See "Business -- Risk Factors -- Our Stock Price is Determined by Our Board of Directors and is Not Established by Market Forces."

     The Board of Directors has broad discretion to modify the Formula. Nevertheless, other than the quarterly review and possible modification of the Market Factor, the Board of Directors will not change the Formula unless (i) in the good faith exercise of its fiduciary duties and after consultation with the Company's independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A Common Stock, the Board of Directors, including a majority of the independent directors, determines that the Formula no longer results in a fair market value for the Class A Common Stock or (ii) a change in the Formula or the method of valuing the Class A Common Stock is required under applicable law.

     In determining the price of the Class A Common Stock, the Board of Directors considers the performance of the general securities markets and relevant industry groups, the historical financial performance of the Company versus comparable public companies, the prospects for the Company's future performance, general economic conditions, input from an independent appraisal firm and other factors it deems relevant. The Board of Directors sets the Market Factor at the value which causes the Formula to yield a price equal to the Board of Directors' assessment of a fair market value for the Class A Common Stock. In conjunction with the Board of Directors' valuation process, an appraisal of Class A Common Stock is prepared by an independent appraisal firm. Valuation input from the appraisal firm is one of the factors considered by the Board of Directors in establishing the Formula Price. The Formula Price and Market Factor, as determined by the Board of Directors, remains in effect until subsequently changed by the Board of Directors. The Board of Directors has authorized the Stock Policy Committee to review the Formula Price during the interim period between meetings of the Board of Directors to ensure that the Formula Price continues to represent a fair market value. If the Stock Policy Committee deemed it appropriate to modify the Formula Price, it would use the same valuation process used by the Board of Directors to determine the Formula Price. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A Common Stock within a broad range of financial criteria.

     The value assigned by the Board of Directors to the Market Factor has been subject to larger and more frequent changes. Nonetheless, the Board of Directors continues to use the Formula in determining the Formula Price. The price of the Class A Common Stock and the value of the Market Factor could be subject to greater fluctuations in the future than in the past due to a number of factors, including (i) the distortive impact of one-time events not in the normal course of business on the Company's earnings used to calculate the Formula Price, such as the gain recognized by the Company in the first quarter of its fiscal year 2000 on the sale of NSI stock in the secondary offering, (ii) the volatility of the stock price of the Class A Common Stock of NSI, a publicly-traded and highly volatile Internet company in which the Company owns approximately 44.8%, and its impact on the Formula Price, (iii) the increase of the Company's commercial and international business as a proportion of the Company's overall business and the greater volatility associated with companies in such business areas and (iv) the impact of acquisitions, investments and joint ventures that the Company may pursue. See "Business -- Risk Factors -- Changes in Our Business May Increase Volatility of the Stock Price."

     The following table sets forth information concerning the Formula Price for the Class A Common Stock, the applicable price for the Class B Common Stock and each of the variables contained in the Formula, including the Market Factor, in effect for the periods beginning on the dates indicated. There can be no assurance that the Class A Common Stock or the Class B Common Stock will in the future provide returns comparable to historical returns. See "Business -- Risk Factors -- Future Returns on Our Common Stock May Differ Significantly from Historical Returns."

                                                                                        "W" OR          PRICE          PRICE
                                       "E" OR           "W(1)"                         WEIGHTED       PER SHARE      PER SHARE
                          MARKET    STOCKHOLDERS      OF SHARES         "P" OR       AVG. SHARES      OF CLASS A     OF CLASS B
          DATE            FACTOR     EQUITY(1)      OUTSTANDING(2)   EARNINGS(3)    OUTSTANDING(4)   COMMON STOCK   COMMON STOCK
          ----            ------   --------------   --------------   ------------   --------------   ------------   ------------
April 11, 1997..........   2.40    $  527,459,000     52,682,394     $ 63,680,000     52,308,789        $26.55        $132.75
July 11, 1997...........   2.70       559,284,000     53,556,198       67,459,000     52,695,291         30.01         150.05
October 10, 1997........   3.20       583,211,000     54,369,492       70,701,000     53,229,203         34.78         173.90
January 9, 1998.........   3.60       663,811,000     55,148,817       71,804,000     53,993,996         39.13         195.65
April 10, 1998..........   3.90       754,778,000     57,511,742       84,794,000     54,889,045         47.22         236.10
July 10, 1998...........   3.90       889,231,000     60,638,881      101,956,000     55,934,116         54.90         274.50
October 9, 1998.........   3.70       935,179,000     61,495,949      119,728,000     57,423,808         58.87         294.35
January 8, 1999.........   3.80       980,390,000     61,786,525      147,609,000     58,843,368         69.82         349.10
April 9, 1999...........   3.90     1,084,602,000     63,260,649      150,688,000     60,192,650         72.41         362.05

---------------
(1) "E" or Stockholders Equity is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(2) "W(1)" or Shares Outstanding is the number of outstanding common shares and common share equivalents at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

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

            HOLDERS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

     As of March 31, 1999, there were 24,105 holders of record of Class A Common Stock and 154 holders of record of Class B Common Stock. As of such date, approximately 92.3% of the Class A Common Stock and approximately 47.5% of the Class B Common Stock were owned of record by current employees, directors and consultants of the Company and their respective family members and by various employee benefit plans of the Company and its subsidiaries.

                                DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock and no cash dividends on the Class A Common Stock or Class B Common Stock are contemplated in the foreseeable future. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company's general financial conditions and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

     The following data has been derived from the audited consolidated financial statements. The consolidated balance sheet at January 31, 1999 and 1998 and the related consolidated statements of income and of cash flows for the three years ended January 31, 1999 and notes thereto appear elsewhere in this Form 10-K. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     YEAR ENDED JANUARY 31
                               ------------------------------------------------------------------
                                1999(1)         1998          1997          1996          1995
                               ----------    ----------    ----------    ----------    ----------
                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................  $4,740,433    $3,089,351    $2,402,224    $2,155,657    $1,921,880
Cost of revenues.............   3,732,890     2,623,339     2,094,447     1,875,183     1,686,970
Selling, general and
  administrative expenses....     684,905       301,093       191,836       173,742       146,083
Interest expense.............      33,813        11,682         4,925         4,529         3,468
Other (income) expense,
  net........................     (17,012)      (15,864)       (2,193)         (111)        5,653
Minority interest in income
  of consolidated
  subsidiaries...............      17,842        10,608
Provision for income taxes...     137,307        73,699        49,529        45,018        30,654
                               ----------    ----------    ----------    ----------    ----------
Net income...................  $  150,688    $   84,794    $   63,680    $   57,296    $   49,052
                               ==========    ==========    ==========    ==========    ==========
Earnings per share:
  Basic......................  $     2.68    $     1.65    $     1.30    $     1.19    $     1.05
                               ==========    ==========    ==========    ==========    ==========
  Diluted....................  $     2.46    $     1.55    $     1.23    $     1.14    $     1.02
                               ==========    ==========    ==========    ==========    ==========
Common equivalent shares:
  Basic......................      55,621        51,349        49,157        48,143        46,605
                               ==========    ==========    ==========    ==========    ==========
  Diluted....................      60,304        54,806        51,738        50,285        47,865
                               ==========    ==========    ==========    ==========    ==========

                                                                  JANUARY 31
                                          ----------------------------------------------------------
                                             1999         1998         1997        1996       1995
                                          ----------   ----------   ----------   --------   --------
                                                            (AMOUNTS IN THOUSANDS)
Total assets............................  $3,172,546   $2,415,234   $1,012,462   $859,290   $752,584
Working capital.........................     369,473       94,588      270,553    227,185    173,467
Long-term debt..........................     143,051      145,958       15,227     15,592     14,222
Long-term liabilities...................     318,002      313,677       29,114     18,524     14,733
Stockholders' equity....................   1,084,602      754,778      527,459    458,132    386,760

---------------
(1) 1999 revenues include a full year of operations for Telcordia which was acquired in the fourth quarter of 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company primarily provides diversified professional and technical services involving the application of scientific expertise, together with computer and systems technology, to solve complex technical problems for a broad range of government and commercial customers, both in the U.S. and abroad. Through its subsidiary, Telcordia, the Company is a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. In addition to providing technical services, the Company designs and develops high-technology products. Product revenues were 1% of total revenues in 1999, 2% in 1998 and 6% in 1997.

     The Company completed the acquisition of Telcordia in the fourth quarter of 1998. Consequently, the 1999 consolidated financial statements reflect the first full year of operations for Telcordia.

     The Company's subsidiary, NSI, continued to experience growth in its business and have a positive impact to the Company's consolidated financial position and results of operations. Subsequent to the year ended January 31, 1999, on February 9, 1999, NSI announced a secondary offering of 4,580,000 shares of Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share. On February 12, 1999, the Company received net proceeds from the offering of $729 million. In connection with the offering, the Company expressed an intention to convert its shares of NSI Class B Common Stock, which are entitled to ten votes per share, into an equal number of shares of NSI Class A Common Stock, which are entitled to one vote per share. On March 23, 1999, NSI completed a two-for-one stock split of its Class A Common Stock and Class B Common Stock. Assuming the proposed conversion of NSI Class B Common Stock, the Company's ownership and voting power in NSI would be approximately 44.8%.

RESULTS OF OPERATIONS

     Revenues increased 53%, 29% and 11% in 1999, 1998 and 1997, respectively, over the prior year. INTESA, Telcordia and NSI were responsible for 37 percentage points of the increase in 1999. The remaining increase in revenues of 16 percentage points was attributable to internal growth in the Company's traditional business areas. Revenues in 1999 from the Company's principal customer, the U.S. Government, continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services markets, which typically involve lower cost service type contracts.

     Revenues from the U.S. Government as a prime contractor or subcontractor accounted for 50% of revenues in 1999, 66% in 1998 and 79% in 1997. The continued decrease from 1997 to 1999 is primarily attributable to growth in non-U.S. Government revenues as a result of the Company's efforts to increase revenues from commercial and international clients and state and local governments in the health, commercial information technology, telecommunications and transportation business areas. On an absolute basis, U.S. Government revenues increased 17% in 1999, 7% in 1998 and 6% in 1997 over the respective prior year. Non-U.S. Government revenues increased 124% in 1999, 109% in 1998 and 40% in 1997 over the respective prior year. The significant increase in non-U.S. Government revenues in 1999 is primarily attributable to a full year of operations for Telcordia compared to 1998 and growth in INTESA and NSI revenues over 1998.

     The following table summarizes revenues by contract type for the last three years:

                                                               YEAR ENDED JANUARY 31
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Contract type:
Cost-reimbursement..........................................    37%      50%      54%
Time-and-materials and fixed-price level-of-effort..........    24%      18%      22%
Firm fixed-price............................................    39%      32%      24%
                                                               ---      ---      ---
     Total..................................................   100%     100%     100%
                                                               ===      ===      ===

     Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials ("T&M") contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort ("FP-LOE") contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price contracts require the Company to provide stipulated products, systems or services for a fixed price. The Company assumes greater performance risk on firm fixed-price contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. The increase in revenues from firm fixed-price contracts and associated relative decrease in revenues from cost-reimbursement contracts from 1997 to 1999 result primarily from the Company's growth in non-U.S. Government revenues. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis.

     As more fully discussed in the Notes to Consolidated Financial Statements, the Company's operating groups ("Groups") are divided into two segments, Regulated and Non-Regulated, depending on the business processes and laws affecting the operations of the Groups. Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as "Cost Accounting Standards" and "Federal Acquisition Regulations." Groups in the Non-Regulated segment provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated segment are not subject to specific regulatory or contracting guidelines.

     Regulated segment revenues as a percentage of consolidated revenues were 58%, 74% and 88% in 1999, 1998 and 1997, respectively. Non-Regulated segment revenues as a percentage of consolidated revenues were 42%, 25% and 11% in 1999, 1998 and 1997, respectively. The decrease in revenues as a percentage of consolidated revenues in the Regulated segment reflects the faster growth in the Non-Regulated segment particularly in the telecommunications and information technology markets. Although the Regulated segment revenues have decreased as a percentage of consolidated revenues, on an absolute basis, these revenues increased 20% in 1999, 8% in 1998 and 9% in 1997. Non-Regulated segment revenues, on an absolute basis, have increased 154% in 1999, 190% in 1998 and 34% in 1997. Telcordia, INTESA and NSI primarily drove the growth in the Non-Regulated segment in 1999 and 1998.

     The Company's business is directly related to the receipt of contract awards and contract performance. There were 685 contracts, which include 181 of Telcordia's contracts, with annual revenues greater than $1 million in 1999, compared with 440 and 412 such contracts in 1998 and 1997, respectively. These larger contracts represented 71% of the Company's revenues in 1999 and 1998 and 75% in 1997. Of these contracts, 55 contracts had individual revenues greater than $10 million in 1999 compared to 39 such contracts in 1998 and 28 in 1997. The remainder of the Company's revenues are derived from a large number of contracts with individual revenues less than $1 million. Although the Company has committed substantial resources and personnel required to pursue and perform larger contracts, the Company believes it also maintains a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for the Company's success on larger procurements. Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At the end of 1999, the Company had 33,000 full-time employees compared to 30,300 and 20,900 at the end of 1998 and 1997, respectively. Material and subcontract ("M&S") revenues were $998 million in 1999, $755 million in 1998 and $667 million in 1997. As a percentage of total revenues, M&S revenues decreased to 21% in 1999 from 25% in 1998 and 28% in 1997. The decrease as a percentage of revenues in 1999 is primarily attributable to Telcordia, whose revenues are generated primarily from technical services of its technical staff, and from the sale in 1998 of a business unit which accounted for 12% of M&S revenues in 1997.

     The cost of revenues as a percentage of revenues was 78.8% in 1999, 84.9% in 1998 and 87.2% in 1997. The decrease as a percentage of revenues in 1999 reflects the growth in commercial revenues from Telcordia,

INTESA and NSI, which have more of their associated costs in selling, general and administrative ("SG&A") as opposed to cost of revenues. In addition, Telcordia and NSI have higher operating profit margins than the Company's traditional business areas. Cost of revenues as a percentage of revenues, excluding Telcordia, INTESA and NSI, was 89.3% in 1999, 88.3% in 1998 and 87.3% in 1997.

     SG&A expenses as a percentage of revenues were 14.5%, 9.8% and 8.0% in 1999, 1998 and 1997, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. G&A, B&P and IR&D increased as a percentage of revenues due to the growth in commercial revenues which have more of their associated costs in SG&A as opposed to cost of revenues. SG&A costs as a percentage of revenues, excluding Telcordia, INTESA and NSI, were 7.5%, 7.6% and 7.8% in 1999, 1998 and 1997, respectively. While the level of B&P activity and costs have historically fluctuated depending on the availability of bidding opportunities and resources, B&P costs have increased to 5.1% of revenues in 1999 compared to 2.6% in 1998 and 1.9% in 1997. The increase is primarily driven by Telcordia and NSI. IR&D costs have also historically fluctuated depending on the stage of development for various hardware and software systems and have increased to 2.5% of revenues in 1999 compared to .8% in 1998 and .5% in 1997. The increase is primarily attributable to Telcordia. G&A costs as a percentage of total revenues were 6.8% in 1999 compared to 6.4% in 1998 and 5.6% in 1997. The increase in G&A costs represents the combination of the growth in commercial business and increased goodwill amortization associated with the acquisition of Telcordia. In 1999, 1998 and 1997, continued declining operating results of certain acquired companies indicated that the goodwill might not be recoverable. The Company considered the future undiscounted cash flows of these entities in assessing recoverability of the goodwill and reduced goodwill by $13.4 million, $2.9 million and $6.2 million to its estimated recoverable value in 1999, 1998 and 1997, respectively. The Company continues to closely monitor G&A expenses as part of an on-going program to control indirect costs.

     Operating profit margins (operating income as a percentage of revenues) by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Regulated segment was 5.2% in 1999, 5.9% in 1998 and 6.3% in 1997. The lower operating profit margin in the Regulated segment in 1999 compared to 1998 was attributable to an increase in discretionary investments made in the marketing and bid and proposal areas. The lower operating profit margin in 1998 compared to 1997 was a result of overruns on certain firm fixed-price contracts. In the Non-Regulated segment, operating profit margin was 10.4% in 1999, 6.4% in 1998 and a loss of 1.7% in 1997. The increase in operating profit margin in the Non-Regulated segment in 1999 compared to 1998 is attributable to performance in the telecommunications and information technology business area at Telcordia, INTESA and NSI as well as operating profit margin improvement in certain foreign subsidiaries which had losses in 1998. Operating profit margin in 1998 improved over 1997 primarily due to Telcordia, INTESA and NSI but also reflected losses in certain foreign subsidiaries. The loss in 1997 primarily relates to operating losses at NSI.

     Interest expense in 1999, 1998 and 1997 primarily relates to interest on the Company's outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. Increase in interest expense was primarily driven by an increase in deferred compensation balances, capital lease obligations and the public debt securities which were issued at the end of 1998.

     Other income, net of other expense, was $17 million in 1999 compared to $16 million in 1998 and $2 million in 1997. Included in other income in 1999 is interest income of $22 million, gain on sale of business assets of $4 million, an equity loss in an affiliate of $6 million and an other-than-temporary loss on a marketable equity security of $3 million. While overall other income in 1999 remained relatively constant with 1998, interest income increased as a result of increased average balances in cash equivalents and short and long-term marketable investments.

     The provision for income taxes as a percentage of income before income taxes was 47.7% in 1999, 46.5% in 1998 and 43.8% in 1997. The higher effective tax rate in 1999 compared to 1998 and 1997 is primarily attributable to non-deductible goodwill amortization and a reassessment of certain tax positions related to the Company's on-going appeals process with the IRS for fiscal years 1988 through 1993.

     As described in the Notes to Consolidated Financial Statements, during 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." As more fully discussed in the Notes to Consolidated Financial Statements, all three standards resulted in changes in presentation and disclosure. However, adoption of these standards did not have an impact on the Company's consolidated financial position or results of operations. All applicable prior years have been restated in the consolidated financial statements and footnote disclosures to conform to these new standards.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which defines the characteristics of internal-use software and provides guidance on when costs should be capitalized and when they should be expensed as incurred. The Company will adopt SOP 98-1 effective for the fiscal year beginning February 1, 1999. Upon adoption, the Company will be required to capitalize certain costs on a prospective basis that were expensed as incurred under current accounting practice. The Company does not expect the adoption of SOP 98-1 to have a material impact to its consolidated financial position or results of operations. Additionally, in June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 in the first quarter ending April 30, 2000. Based on the types of derivative instruments the Company currently has, the Company does not expect the adoption of SFAS No. 133 to have a material impact to the Company's consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity continue to be funds provided by operations and a five-year revolving credit facility. In 1998, the issuance of public debt securities was a source of liquidity for the Company. At January 31, 1999 and 1998, there were no borrowings outstanding under the credit facility and cash and cash equivalents and short-term investments totaled $508 million and $230 million, respectively. Cash flows generated from operating activities were $380 million in 1999 compared to $351 million in 1998 and $111 million in 1997. Telcordia has favorable payment terms on a majority of its annual maintenance contracts. Average revenue days outstanding for the Company, excluding Telcordia, decreased to 63 in 1999 from 68 in 1998 and 74 in 1997. The Company continues to actively monitor receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

     Cash flows spent on investing activities were $223 million in 1999 compared to $397 million and $57 million in 1998 and 1997, respectively. The decrease in spending on investing activities in 1999 is primarily attributable to the types and sizes of business acquisitions completed. In 1997, the Company completed a greater number of acquisitions and investments in affiliates than in 1998. However, these were smaller in size compared to the acquisition of Telcordia in 1998. In addition, in 1999, NSI utilized its cash to make investments in debt and equity securities. Although the Company used $340 million of cash for acquisitions of certain business assets, net of cash acquired, in 1998, the Company also received proceeds of $48 million from the sale of certain business units and certain other smaller business assets. The Company spent $23 million for acquisitions of businesses in 1997 to complement the Company's capabilities in the areas of information technology, transportation and national security. The Company intends to continue to make additional acquisitions and equity investments in the future. Capital expenditures, excluding land and buildings, were $85 million, $52 million and $38 million in 1999, 1998 and 1997, respectively, and are expected to be approximately $90 million for 2000. Expenditures for land and buildings were $3 million, $18 million and $5 million in 1999, 1998 and 1997, respectively, and are expected to be approximately $53 million for 2000.

     The Company generated $43 million from financing activities in 1999 and $191 million in 1998 compared to a use of cash of $31 million in 1997. In 1999, cash was primarily generated from sales of the Company's stock and primarily used for repurchases of common stock. In 1998, the primary sources of cash were the proceeds from issuing public debt securities, proceeds from the initial public offering of NSI common stock and proceeds from the sale of the Company's common stock, while the primary use of cash was for repurchases of common stock. In 1997, funds were utilized primarily for common stock repurchases and payments on long-term debt. The increase in common stock repurchases from 1997 through 1999 was primarily attributable to increased repurchases of common stock from the Company's Employee Stock Retirement Plan ("ESRP") in order for the ESRP to fund payouts to participants.

     The Company's cash flows from operations plus borrowing capacity are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures and future long-term debt requirements. In addition, acquisitions and equity investments in the future are expected to be financed from operations and borrowing capacity as well as the sale of the Company's common stock.

     The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

     EFFECTS OF INFLATION

     The Company's cost-reimbursement type contracts are generally completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term firm fixed-price and T&M type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy, net income, as a percentage of revenues, has not been significantly impacted by inflation. As the Company expands into the international markets and into highly inflationary economies, movements in foreign currency exchange rates may impact the Company's results of operations. Currency exchange rate fluctuations may also affect the Company's competitive position in international markets as a result of its impact on the Company's profitability and the pricing offered to its non-U.S. customers.

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

YEAR 2000

     The statements in the following section constitute a "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

     YEAR 2000 PLAN -- In 1996, the Company initiated a program to prepare the Company's centralized internal computer systems and applications for the Year 2000. The program has evolved into a risk-based plan designed to minimize risk to the Company's consolidated financial position, results of operations, cash flows and its ability to conduct business. The Company has established a Corporate Year 2000 Committee, which reports to an executive management team and the Board of Directors, to oversee, monitor and coordinate the Company-wide Year 2000 effort. The plan focuses on information technology ("IT") systems, non-IT systems, critical service suppliers and vendors ("business partners"), and the Company's services and products.

     IT SYSTEMS -- The Company has established a six-phase program intended to ensure that its IT systems are Year 2000 compliant. IT systems include internally developed software, software obtained from third parties, databases, mainframe computers, servers, and network and related hardware. Phases one through four of the program, which have been completed, consist of planning the project, increasing internal awareness of Year 2000 issues, developing and assessing an inventory of IT systems for Year 2000 issues and renovating impacted IT systems. Phases five and six, expected to be completed during the third quarter of the Company's fiscal 2000, consist of testing impacted IT systems and implementing the appropriate solutions for any identified problems. The Company completed the remediation of its critical internal systems, including its internal core financial accounting systems, and those systems are currently in production for the Company's fiscal year 2000 that began on February 1, 1999. The Company has also implemented a Company-wide program to test and, if necessary, replace computer desktops, laptops and internal communications network equipment and associated software. In addition, the Company's subsidiaries that do not use the core financial accounting systems of the Company are testing and remediating their internal systems for Year 2000 issues. As of this date, no matters have come to the attention of management that would indicate that these subsidiaries will not meet their plan to be Year 2000 compliant.

     NON-IT SYSTEMS -- The Company has inventoried and assessed its non-IT systems in Company-owned or controlled facilities that may contain embedded technology, such as those found in elevators, telephone systems and security and access systems. Company-owned or controlled sites are typically the largest sites and although they represent only 6% of the Company's facilities in number, these sites serve 45% of the Company's workforce. To date, 89% of systems identified as having Year 2000 issues have been remediated or replaced. On-going remediation is scheduled for a few remaining systems; however, these systems are not critical and are not expected to cause an interruption to the Company's business continuity.

     The Company has engaged in communications with its lessors and customers regarding Year 2000 issues with non-IT systems in leased or customer facilities and has provided its lessors with Year 2000 awareness information regarding embedded systems. The scope of the Company's involvement varies depending upon access to the facility and the extent of cooperation received from the lessors and customers. Due to the difficulty encountered in receiving timely and complete responses from certain lessors to its inquiries, the Company intends to pursue inventory, assessment, remediation and risk evaluation of identified critical leased facilities through the end of 1999. The Company cannot control Year 2000 compliance in leased and customer facilities and must depend upon the cooperation of these third parties. Based upon representations of lessors received to date, the Company has not identified any critical issues related to non-IT systems that would cause a material interruption to its business.

     BUSINESS PARTNER AND CUSTOMER YEAR 2000 IMPACTS -- The Company's operations are dependent to varying degrees on the Year 2000 compliance of its business partners. Its significant business partners include, but are not limited to, the Company's suppliers and subcontractors, utility companies, banking partners, payroll processing vendor, insurance and benefit providers, the retirement plans' fund managers and trustees, and property management firms. The Company has initiated communications with its business partners and is reviewing the websites and public filings with the Securities and Exchange Commission of its business partners to determine their Year 2000 readiness and the extent to which the Company is vulnerable to their failure to be Year 2000 compliant. Although the Company has made inquiries of most of its business partners, this effort has not been completed and the Company has not received responses from all contacted business partners. However, to date, the Company is not aware of any material exposure to Year 2000 problems attributable to its business partners. The Company continues to monitor the Year 2000 readiness of its business partners in order to assess its own state of readiness and develop any appropriate contingency plans. In addition, in certain circumstances, the Company has upgraded software and systems to address Year 2000 compatibility issues with its business partners. The ability of the Company's business partners to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that its business partners and other third parties will be Year 2000 compliant or that the systems of such third parties will be compatible with the Company's systems. Failure of such third party systems to be compliant or compatible could have a material adverse effect on the Company's results of operations and ability to do business.

     The Company is substantially dependent upon the effectiveness of its customers' systems, principally those of the U.S. Government, for the administration of contracts and payment of the Company's invoices. The Company is continuing to monitor its major U.S. Government payment offices to understand the current status of their Year 2000 issues and remediation efforts. Although there could be a number of impacts, a primary concern is delays in contract payments if the Company's customers were to experience Year 2000 problems. This could require a temporary increase in working capital to fund operations. Although the Company has substantial borrowing capacity available under its current revolving credit facilities which expire in August 2002, the Company will further evaluate the potential cash flow impact of a delay in contract payments and determine if additional steps are necessary to ensure that sufficient contingency financing is available.

     IMPACT ON INTERNATIONAL OPERATIONS -- As of January 31, 1999, approximately 9% of consolidated revenues was derived from the Company's international operations, primarily in Venezuela and to a lesser extent, the United Kingdom. In addition, the majority of the revenues in Venezuela were derived from one customer. Foreign countries and businesses located within these countries may not be applying adequate resources to address the Year 2000 issue. In addition, the status of Year 2000 readiness in such countries can be difficult to ascertain. To the extent that foreign countries and businesses are not Year 2000 compliant, the Company's international operations may be adversely affected.

     PRODUCTS AND SERVICES -- The Company's Telcordia subsidiary derives significant revenues from the licensing of its software and from the sale of software development, maintenance and other services associated with its software. These software products are used in the network operations and support of telecommunications carriers and other communications services providers in the United States and foreign countries. Telcordia has completed its assessment and remediation program for its proprietary software products and expects to complete testing during the third quarter of 1999. The Company has also implemented an on-going program to assess its exposure, if any, with respect to its other products and services. To date, no matters concerning Year 2000 compliance issues for the Company's products and services have come to the attention of the Company's management that are expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

     YEAR 2000 REMEDIATION COSTS -- The Company currently has varied procedures for tracking costs and a formalized process for reporting costs associated with remediating internal IT and non-IT systems. All costs, except long-lived assets, are expensed as incurred. These costs include the cost of system replacements, hardware, software, internal labor and outside consulting and programming services. To date, the Company has spent approximately $7.5 million on this remediation which includes amounts expensed and amounts spent for capital assets. The Company expects to spend approximately $7 million to complete its internal remediation efforts. The majority of the future costs relate to replacement of hardware.

     RISKS OF YEAR 2000 ISSUES -- While the Company expects to resolve Year 2000 issues within its control without material adverse impact on results of operations, cash flows or its ability to conduct business, there can be no assurances as to the ultimate success of the program. Uncertainties exist as to the Company's ability to detect and successfully resolve all Year 2000 problems. Uncertainties also exist concerning the preparedness and readiness of the Company's business partners to avoid Year 2000 related service and delivery interruptions. The "most reasonably likely worst case scenario for the Company" could include interruption of the Company's business, lost or delayed revenues, Company, vendor or subcontractor non-performance and delays, potential litigation with customers, suppliers or vendors with respect to Year 2000 compliance of products and services, performance problems with administrative and financial accounting systems, service problems with the payroll vendor and utilities in Company-owned and leased facilities, interruptions of subcontract services and products from vendors who are an integral component of the Company's performance on contracts, increases in general and administrative costs until the problems are resolved, delays in payments by customers, and higher interest expense. With respect to the communications software products of the Company's Telcordia subsidiary, even if those software products themselves accurately process Year 2000 dates, communications service providers who use those products could experience Year 2000 failures in other areas and systems, which failures could cause a degradation of overall service levels. Such failures could affect the users of those services. In addition, customers of the Company may direct significant resources to addressing their own Year 2000 issues which could result in reductions or delays in the licensing or purchase of the Company's services and software products.

     CONTINGENCY PLANS -- The Company is currently developing contingency plans for IT and non-IT systems, focusing on the Company's internal systems and its dependence on its business partners. The contingency plans are under development and are expected to be completed by August 1, 1999. Due to the potentially far reaching consequences of the Year 2000 problem and the speculative nature of contingency planning, it is uncertain whether the Company's contingency plans, once developed, will adequately address the impacts of Year 2000 problems on the Company's operations.

     YEAR 2000 FORWARD LOOKING STATEMENTS -- The foregoing statements as to costs, dates, intent, belief and current expectations of the Company or its officers with respect to Year 2000 issues are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's best estimates and expectations given the information available at the date hereof and may be updated as additional information becomes available. In addition, such statements are not guarantees of future results or outcomes and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the Company's ability to identify and address all Year 2000 issues associated with its IT and non-IT systems; the representations, preparedness and readiness of the Company's business partners; unanticipated expenses or delays on the part of the Company or its customers, service providers, suppliers and vendors, and the ability of the Company to develop and execute a comprehensive contingency plan to cover its "most reasonably likely worst case" scenario. Due to such uncertainties and risks surrounding Year 2000 issues, the Company's assessment of the Year 2000 issue, including the costs of the program and timing of completion, are based on management's best estimates and input from customers, service providers, suppliers and vendors. These estimates were derived using numerous assumptions about future events, including continued availability of certain resources, third party modification plans and other factors. However, the Company cautions that it is impossible to predict the impact of certain factors that are not within the control of the Company and there can be no assurances that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks which are inherent in the Company's financial instruments which arise from transactions entered into in the normal course of business. The following information about the Company's market sensitive financial instruments contains forward-looking statements.

     INTEREST RATE RISK -- The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, short and long-term receivables and long-term debt obligations.

     The Company primarily enters into debt obligations to support capital expenditures, working capital needs and merger and acquisition activity.

     Investment policies have been established to protect the safety, liquidity and after-tax yield of invested funds. Such policies establish guidelines on acceptable instruments in which to invest and maximum maturity dates. They also require diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments. The Company does not use derivative financial instruments in its investment portfolio. The Company's policy requires that all investments mature in three years or less. Strategic investments may have characteristics that differ from those described above.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including debt obligations, short and long-term receivables and short-term investments. For debt obligations, short and long-term receivables and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates.

                                                                                                                 ESTIMATED
                                                                                                                FAIR VALUE
                                                                                                                -----------
                                                                                                                JANUARY 31,
      AMOUNTS IN THOUSANDS          2000       2001      2002      2003      2004      THEREAFTER     TOTAL        1999
      --------------------        --------    ------    ------    ------    -------    ----------    --------   -----------
Assets
  Cash equivalents
    Fixed rate (USD)............  $342,375                                                           $342,375    $342,714
      Average interest rate.....      5.03%
    Fixed rate (VEB)(1).........  $ 29,251                                                           $ 29,251    $ 29,251
      Average interest rate.....     40.90%
  Short-term investments
    Fixed rate (USD)............  $118,085                                                           $118,085    $118,158
      Average interest rate.....      5.70%
  Long-term investments
    Fixed rate (USD)............              $9,350                                                 $  9,350    $  9,377
      Average interest rate.....                5.67%
    Fixed rate (CAD)(2).........                                            $12,727                  $ 12,727    $ 12,727
      Average interest rate.....                                               8.00%
  Short-term receivables
    Fixed rate (USD)............  $  1,592                                                           $  1,592    $    950
      Average interest rate.....      7.70%
  Long-term receivable
    Fixed rate (FRF)(3).........  $    634    $  696    $  634                                       $  1,964    $  1,964
      Average interest rate.....     10.00%    10.00%    10.00%
  Long-term debt
    Fixed rate (USD)............  $  2,630    $  129    $   72    $   76    $    81     $100,597     $103,585    $104,584
      Average interest rate.....      8.22%     8.25%     8.25%     8.25%      8.25%        8.26%
    Variable rate (USD).........  $    110    $  130    $  150    $  200    $   240     $  5,910     $  6,740    $  6,740
      Average interest rate.....      6.78%     6.78%     6.78%     6.78%      6.78%        6.78%
    Fixed rate (AUD)(4).........  $     93    $   93    $   92                                       $    278    $    278
      Average interest rate.....      4.43%     4.43%     4.43%

---------------
(1) Venezuelan bolivar denominated
(2) Canadian dollar denominated
(3) French franc denominated
(4) Australian dollar denominated

     FOREIGN CURRENCY RISK -- Although the majority of the Company's transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The policy allows for actively managing cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. The principal currencies hedged as of January 31, 1999 are the French franc, British pounds sterling, German mark and the Australian dollar. The Company does not use foreign currency derivative instruments for trading purposes.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments. The market values for foreign exchange forward contracts are computed based upon spot rates in effect on January 31, 1999. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 1999 are the hypothetical gains and losses associated with foreign currency risk.

     A 10% adverse movement in levels of foreign currency exchange rates relative to the U.S. dollar as of January 31, 1999, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts by $779,000.

     EQUITY PRICE RISK -- At January 31, 1999, the quoted fair value of the Company's available-for-sale equity securities was approximately $18.6 million. The aggregate unrealized gain from these investments was $7.0 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. A 10% decrease in market prices, with all other variables held constant, would result in a decrease in the fair value of the equity investments of approximately $1.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements of the Company attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 16, 1998, the Company notified PricewaterhouseCoopers LLP that it was dismissing such firm as its independent accountants effective upon the completion of the audit of the January 31, 1999 financial statements of the Company. On November 17, 1998, the Company notified Deloitte & Touche LLP that it will engage such firm as its new independent accountants upon completion of the audit of the January 31, 1999 financial statements. The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors.

     During the fiscal years ended January 31, 1999 and January 31, 1998 and through the date of this report, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference to the subject matter of such disagreement in their reports on the financial statements for such years. The reports of PricewaterhouseCoopers LLP on the financial statements for the fiscal years ended January 31, 1999 and January 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the fiscal years ended January 31, 1999 and January 31, 1998 and through the date of this report, Deloitte & Touche LLP has not been engaged as an independent accountant to audit either the Company's financial statements or the financial statements of any of its subsidiaries, nor has it been consulted regarding the application of the Company's accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For information with respect to the Directors of the Company, see "Election of Directors" appearing in the 1999 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     For information with respect to executive compensation, see the information set forth under the captions "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 1999 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information with respect to the interests of the Company's management and others in certain transactions, see the information set forth under the caption "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, which information is incorporated by reference into this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Company are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

     Schedule II -- Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. EXHIBITS

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
     3(a)     Restated Certificate of Incorporation of the Registrant, as
              amended July 19, 1990. Incorporated by reference to Exhibit
              3(a) to Registrant's Annual Report on Form 10-K for the
              fiscal year ended January 31, 1991 (the "1991 10-K").
     3(b)     Bylaws of the Registrant, as amended through April 11, 1997.
              Incorporated by reference to Exhibit 3(b) to Registrant's
              Annual Report on Form 10-K/A for the fiscal year ended
              January 31, 1997 (the "1997 10-K").
     4(a)     Form of Indenture between Registrant and The Chase Manhattan
              Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Amendment No. 1 to Form S-3 Registration
              Statement No. 333-37117, filed on November 19, 1997.
    10(a)*    Registrant's Bonus Compensation Plan, as amended through
              October 2, 1996. Incorporated by reference to Exhibit 10(a)
              to Registrant's Annual Report on Form 10-K for the fiscal
              year ended January 31, 1998 (the "1998 10-K").
    10(b)*    Registrant's 1992 Stock Option Plan, as amended through
              October 2, 1996. Incorporated by reference to Exhibit 10(b)
              to the 1998 10-K.
    10(c)*    Registrant's Stock Compensation Plan, as amended through
              September 30, 1998.
    10(d)*    Registrant's Management Stock Compensation Plan, as amended through September 30, 1998.
    10(e)*    1995 Employee Stock Purchase Plan. Incorporated by reference to Annex II to the Registrant's Proxy Statement for the 1995
              Annual Meeting of Stockholders as filed June 1995 with the
              SEC.
    10(f)*    1995 Stock Option Plan, as amended through October 2, 1996.
              Incorporated by reference to Exhibit 10(f) to the 1998 10-K.

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
    10(g)*    Registrant's Keystaff Deferral Plan, as amended through
              December 30, 1997. Incorporated by reference to Exhibit
              10(g) to the 1998 10-K.
    10(h)*    Registrant's Key Executive Stock Deferral Plan. Incorporated
              by reference to Exhibit 4(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.
    10(i)*    Form of Alumni Agreement. Incorporated by reference to
              Exhibit 4(w) to the 1997 10-K.
    10(j)     Credit Agreement (multi-year facility) with Bank of America
              NT&SA, Morgan Guaranty Trust Company, Citicorp USA, Inc. and
              other financial institutions dated as of August 20, 1997.
              Incorporated by reference to Exhibit 10(d) to the Form 10-Q for the fiscal quarter ended July 31, 1997 ("July 1997
              10-Q").
    10(k)*    Employment Agreement dated December 18, 1997 between
              Registrant and R.C. Smith, as amended on February 2, 1998.
              Incorporated by reference to Exhibit 10(l) to the 1998 10-K.
    10(l)*    Registrant's 1998 Stock Option Plan. Incorporated by
              reference to Annex I to the Registrant's Proxy 1998
              Statement for the 1998 Annual Meeting of Stockholders as
              filed May 28, 1998 with the SEC (the "1998 Proxy").
    10(m)*    Registrant's 1998 Employee Stock Purchase Plan. Incorporated
              by reference to Annex II to the 1998 Proxy.
    16        Letter regarding change in certifying accountant, dated
              November 23, 1998, from PricewaterhouseCoopers LLP to the
              SEC. Incorporated by reference to Exhibit 16 to the Form 8-K filed on November 23, 1998 with the SEC.
    21        Subsidiaries of the Registrant.
    23        Consent of Independent Accountants.
    27        Financial Data Schedule.
    28(a)     Annual Report of the Registrant's Cash or Deferred
              Arrangement for the plan year ended December 31, 1998.
    28(b)     Annual Report of the Registrant's subsidiary's (Syntonic
              Technology, Inc. doing business as TransCore), TransCore
              Retirement Savings Plan for the plan year ended December 31,
              1998.
    28(c)     Annual Report of the Bell Communications Research Savings
              and Security Plan for the plan year ended December 31, 1998.
    28(d)     Annual Report of the Bell Communications Research Savings
              Plan for Salaried Employees for the plan year ended December
              31, 1998.

---------------
* Executive Compensation Plans and Arrangements

(b) REPORTS ON FORM 8-K IN THE FOURTH QUARTER OF THE FISCAL YEAR ENDED JANUARY 31, 1999:

     A Report on Form 8-K was filed on November 23, 1998. Disclosure was made under Item 4 -- Changes in Registrant's Certifying Accountant, and Item
7 -- Financial Statements and Exhibits.

     A Report on Form 8-K was filed on January 13, 1999. Disclosure was made under Item 5 -- Other Events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 1999.

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                  /s/ J. R. BEYSTER                        Chairman of the Board and      April 9, 1999
-----------------------------------------------------     Principal Executive Officer
                    J. R. Beyster

                /s/ W. A. ROPER, JR.                      Principal Financial Officer     April 9, 1999
-----------------------------------------------------
                  W. A. Roper, Jr.

                  /s/ P. N. PAVLICS                      Principal Accounting Officer     April 9, 1999
-----------------------------------------------------
                    P. N. Pavlics

                  /s/ D. P. ANDREWS                                Director               April 9, 1999
-----------------------------------------------------
                    D. P. Andrews

                   /s/ V. N. COOK                                  Director               April 9, 1999
-----------------------------------------------------
                     V. N. Cook

                  /s/ W. H. DEMISCH                                Director               April 9, 1999
-----------------------------------------------------
                    W. H. Demisch

                  /s/ D. W. DORMAN                                 Director               April 9, 1999
-----------------------------------------------------
                    D. W. Dorman

                  /s/ W. A. DOWNING                                Director               April 9, 1999
-----------------------------------------------------
                    W. A. Downing

                  /s/ J. E. GLANCY                                 Director               April 9, 1999
-----------------------------------------------------
                    J. E. Glancy

                   /s/ B. R. INMAN                                 Director               April 9, 1999
-----------------------------------------------------
                     B. R. Inman

                   /s/ A. K. JONES                                 Director               April 9, 1999
-----------------------------------------------------
                     A. K. Jones

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
              /s/ H. M. J. KRAEMER, JR.                            Director               April 9, 1999
-----------------------------------------------------
                H. M. J. Kraemer, Jr.

                  /s/ C. B. MALONE                                 Director               April 9, 1999
-----------------------------------------------------
                    C. B. Malone

                  /s/ J. W. MCRARY                                 Director               April 9, 1999
-----------------------------------------------------
                    J. W. McRary

                 /s/ S. D. ROCKWOOD                                Director               April 9, 1999
-----------------------------------------------------
                   S. D. Rockwood

                  /s/ L. A. SIMPSON                                Director               April 9, 1999
-----------------------------------------------------
                    L. A. Simpson

                /s/ R. C. SMITH, JR.                               Director               April 9, 1999
-----------------------------------------------------
                  R. C. Smith, Jr.

                  /s/ E. A. STRAKER                                Director               April 9, 1999
-----------------------------------------------------
                    E. A. Straker

                                                                   Director
-----------------------------------------------------
                     M. E. Trout

                  /s/ J. P. WALKUSH                                Director               April 9, 1999
-----------------------------------------------------
                    J. P. Walkush

                /s/ J. H. WARNER, JR.                              Director               April 9, 1999
-----------------------------------------------------
                  J. H. Warner, Jr.

                   /s/ J. A. WELCH                                 Director               April 9, 1999
-----------------------------------------------------
                     J. A. Welch

                  /s/ J. B. WIESLER                                Director               April 9, 1999
-----------------------------------------------------
                    J. B. Wiesler

                   /s/ A. T. YOUNG                                 Director               April 9, 1999
-----------------------------------------------------
                     A. T. Young

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT ACCOUNTANTS...........................   F-2

FINANCIAL STATEMENTS
Consolidated Statement of Income for the three years ended
  January 31, 1999..........................................   F-3
Consolidated Balance Sheet at January 31, 1999 and 1998.....   F-4
Consolidated Statement of Stockholders' Equity and
  Comprehensive Income for the three years ended January 31,
  1999......................................................   F-5
Consolidated Statement of Cash Flows for the three years
  ended January 31, 1999....................................   F-6
Notes to Consolidated Financial Statements..................   F-7

FINANCIAL STATEMENT SCHEDULE
Schedule II -- Valuation and Qualifying Accounts............  F-30

     All other financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Science Applications International Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Science Applications International Corporation and its subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Diego, California
April 2, 1999

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   YEAR ENDED JANUARY 31
                                                         -----------------------------------------
                                                            1999           1998           1997
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues...............................................  $4,740,433     $3,089,351     $2,402,224
Costs and expenses:
  Cost of revenues.....................................   3,732,890      2,623,339      2,094,447
  Selling, general and administrative expenses.........     684,905        301,093        191,836
                                                         ----------     ----------     ----------

  Operating income.....................................     322,638        164,919        115,941
                                                         ----------     ----------     ----------
  Interest expense.....................................      33,813         11,682          4,925
  Other (income) expense, net..........................     (17,012)       (15,864)        (2,193)
  Minority interest in income of consolidated
     subsidiaries......................................      17,842         10,608
                                                         ----------     ----------     ----------
Income before income taxes.............................     287,995        158,493        113,209
Provision for income taxes.............................     137,307         73,699         49,529
                                                         ----------     ----------     ----------
Net income.............................................  $  150,688     $   84,794     $   63,680
                                                         ==========     ==========     ==========
Earnings per share:
  Basic................................................  $     2.68     $     1.65     $     1.30
                                                         ==========     ==========     ==========
  Diluted..............................................  $     2.46     $     1.55     $     1.23
                                                         ==========     ==========     ==========
Common equivalent shares:
  Basic................................................      55,621         51,349         49,157
                                                         ==========     ==========     ==========
  Diluted..............................................      60,304         54,806         51,738
                                                         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                     JANUARY 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  389,026    $  189,387
  Restricted cash...........................................      16,396        25,344
  Receivables...............................................   1,139,809       810,385
  Inventories...............................................      16,096        12,471
  Prepaid expenses and other current assets.................     179,034        75,846
  Deferred income taxes.....................................     136,164        62,367
                                                              ----------    ----------
       Total current assets.................................   1,876,525     1,175,800
Property and equipment......................................     309,578       288,282
Land and buildings..........................................     186,462       195,534
Goodwill....................................................      95,414       106,757
Other intangible assets.....................................      77,259       103,520
Prepaid pension assets......................................     456,803       424,108
Other assets................................................     170,505       121,233
                                                              ----------    ----------
                                                              $3,172,546    $2,415,234
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $1,084,202    $  748,031
  Accrued payroll and employee benefits.....................     309,421       262,408
  Income taxes payable......................................      65,547        37,761
  Notes payable and current portion of long-term debt.......      47,882        33,012
                                                              ----------    ----------
       Total current liabilities............................   1,507,052     1,081,212
                                                              ----------    ----------
Long-term debt..............................................     143,051       145,958
Deferred income taxes.......................................     100,489       111,941
Other long-term liabilities.................................     318,002       313,677
Commitments and contingencies (Note N)......................
Minority interest in consolidated subsidiaries..............      19,350         7,668
Stockholders' equity, per accompanying statement:
  Class A Common Stock, $.01 par value......................         566           519
  Class B Common Stock, $.05 par value......................          15            16
  Additional paid-in capital................................     836,455       538,760
  Retained earnings.........................................     271,379       237,588
  Other stockholders' equity................................     (23,928)      (14,983)
  Accumulated other comprehensive income....................         115        (7,122)
                                                              ----------    ----------
       Total stockholders' equity...........................   1,084,602       754,778
                                                              ----------    ----------
                                                              $3,172,546    $2,415,234
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                           COMMON STOCK
                                 ---------------------------------
                                     CLASS A           CLASS B
                                 ---------------   ---------------
                                   100,000,000        5,000,000
                                     SHARES            SHARES                                  OTHER      ACCUMULATED
                                   AUTHORIZED        AUTHORIZED      ADDITIONAL                STOCK-        OTHER       COMPRE-
                                 ---------------   ---------------    PAID-IN     RETAINED    HOLDERS'   COMPREHENSIVE   HENSIVE
                                 SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS     EQUITY       INCOME        INCOME
                                 ------   ------   ------   ------   ----------   ---------   --------   -------------   --------
                                                                          (IN THOUSANDS)
Balance at January 31, 1996....  46,909    $469     332      $17      $249,855    $ 215,860   $ (7,103)     $  (966)
  Net income...................                                                      63,680                              $ 63,680
  Other comprehensive income...                                                                               1,279         1,279
  Issuances of common stock....   4,123      41                         60,540
  Repurchases of common
    stock......................  (3,019)    (30)     (6)      (1)      (16,168)     (46,978)
  Income tax benefit from
    employee stock
    transactions...............                                         10,431
  Unearned stock
    compensation...............                                                                 (3,467)
                                 ------    ----     ---      ---      --------    ---------   --------      -------      --------
Balance at January 31, 1997....  48,013     480     326       16       304,658      232,562    (10,570)         313      $ 64,959
                                                                                                                         ========
  Net income...................                                                      84,794                              $ 84,794
  Other comprehensive income...                                                                              (7,435)       (7,435)
  Issuances of common stock....   7,207      72                        178,977
  Repurchases of common
    stock......................  (3,289)    (33)    (12)               (22,489)     (79,768)
  Income tax benefit from
    employee stock
    transactions...............                                         16,950
  Unearned stock
    compensation...............                                                                 (4,413)
  Sale of minority interest in
    subsidiary.................                                         60,664
                                 ------    ----     ---      ---      --------    ---------   --------      -------      --------
Balance at January 31, 1998....  51,931     519     314       16       538,760      237,588    (14,983)      (7,122)     $ 77,359
                                                                                                                         ========
  Net income...................                                                     150,688                              $150,688
  Other comprehensive income...                                                                               7,237         7,237
  Issuances of common stock....   7,449      75                        286,246
  Repurchases of common
    stock......................  (2,783)    (28)    (11)      (1)      (29,298)    (115,594)
  Income tax benefit from
    employee stock
    transactions...............                                         34,118
  Unearned stock
    compensation...............                                            876                  (7,699)
  Issuance of subsidiary
    stock......................                                          5,753
  Dividends on subsidiary
    preferred stock............                                                      (1,303)
  Notes receivable for sales of
    common stock...............                                                                 (1,246)
                                 ------    ----     ---      ---      --------    ---------   --------      -------      --------
Balance at January 31, 1999....  56,597    $566     303      $15      $836,455    $ 271,379   $(23,928)     $   115      $157,925
                                 ======    ====     ===      ===      ========    =========   ========      =======      ========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED JANUARY 31
                                                              --------------------------------------
                                                                 1999          1998          1997
                                                              ----------    ----------    ----------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  150,688    $   84,794    $   63,680
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     164,327        69,860        50,359
    Non-cash compensation...................................      53,566        31,051        22,654
    Minority interest in income of consolidated
      subsidiaries..........................................      18,537        10,524
    Equity in loss (income) of unconsolidated affiliates....       4,185        (1,326)       (2,253)
    Net gain on sales of certain business assets............      (3,749)       (6,341)
    Loss on disposal of property and equipment..............       4,811         3,096           895
    Other non-cash items....................................       9,480
    Income tax benefit from employee stock transactions.....      34,118        16,950        10,431
    Increase (decrease) in cash, excluding effects of
    acquisitions, resulting from changes in:
      Receivables...........................................    (311,119)      (25,159)      (36,134)
      Inventories...........................................      (3,611)        7,262         8,111
      Prepaid expenses and other current assets.............     (25,790)      (10,852)       (4,496)
      Progress payments.....................................      (9,915)         (465)      (25,138)
      Deferred income taxes.................................     (85,045)      (56,772)      (18,202)
      Other assets..........................................     (47,386)      (45,930)       (9,628)
      Accounts payable and accrued liabilities..............     330,181       185,111        46,678
      Accrued payroll and employee benefits.................      48,825        10,477        (8,188)
      Income taxes payable..................................      26,299        15,251         1,223
      Other long-term liabilities...........................      22,038        63,073        10,751
                                                              ----------    ----------    ----------
                                                                 380,440       350,604       110,743
                                                              ----------    ----------    ----------
Cash flows from investing activities:
  Expenditures for property and equipment...................     (84,994)      (52,450)      (37,709)
  Expenditures for land and buildings.......................      (2,818)      (17,633)       (4,555)
  Acquisitions of certain business assets, net of cash
    acquired................................................      (4,884)     (340,165)      (23,151)
  Purchase of debt and equity securities available for
    sale....................................................     (99,480)      (40,200)
  Purchase of debt securities held to maturity..............      (9,350)
  Proceeds from sales of certain business assets............         864        47,974
  Proceeds from disposal of property and equipment..........         785         5,192           727
  Investments in affiliates.................................     (22,993)
  Proceeds from sale of debt securities available for
    sale....................................................                                   7,576
                                                              ----------    ----------    ----------
                                                                (222,870)     (397,282)      (57,112)
                                                              ----------    ----------    ----------
Cash flows from financing activities:
  Proceeds from notes payable and issuance of long-term
    debt....................................................         909       108,993         3,729
  Payments of notes payable and long-term debt..............     (12,793)      (17,943)       (8,200)
  Principal payments on capital lease obligations...........     (30,029)       (8,416)         (967)
  Net proceeds from issuance of subsidiary stock............      10,274        63,528
  Dividends paid to minority interest shareholders..........      (7,096)
  Sales of common stock.....................................     200,789       128,775        19,720
  Repurchases of common stock...............................    (118,846)      (83,526)      (45,399)
                                                              ----------    ----------    ----------
                                                                  43,208       191,411       (31,117)
                                                              ----------    ----------    ----------
  Effect of exchange rate changes on cash...................      (1,139)         (625)
                                                              ----------    ----------    ----------
  Increase in cash and cash equivalents.....................     199,639       144,108        22,514
  Cash and cash equivalents at beginning of year............     189,387        45,279        22,765
                                                              ----------    ----------    ----------
  Cash and cash equivalents at end of year..................  $  389,026    $  189,387    $   45,279
                                                              ==========    ==========    ==========
Supplemental schedule of non-cash investing and financing
  activities:
  Repurchases of common stock upon exercise of stock
    options.................................................  $   26,075    $   18,551    $   17,778
                                                              ==========    ==========    ==========
  Capital lease obligations for property and equipment......  $   56,153    $   61,258    $       38
                                                              ==========    ==========    ==========
  Long-term mortgage assumed upon purchase of land and
    building................................................                              $    6,919
                                                                                          ==========
  Fair value of assets acquired in acquisitions of certain
    business assets.........................................  $   10,645    $1,246,129    $   41,881
  Cash paid in the acquisitions of certain business
    assets..................................................      (5,648)     (467,902)      (24,809)
  Issuance of common stock for assets acquired..............      (1,526)
                                                              ----------    ----------    ----------
  Liabilities assumed in acquisitions of certain business
    assets..................................................  $    3,471    $  778,227    $   17,072
                                                              ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Consolidation

     The consolidated financial statements include the accounts of Science Applications International Corporation and all majority- and wholly-owned U.S. and international subsidiaries (collectively referred to as "the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. Investments in affiliates and corporate joint ventures owned 20% to 50% and over which the Company exercises significant influence are accounted for under the equity method. Investments in other companies are generally carried at cost. Outside investors' interest in the majority-owned subsidiaries is reflected as minority interest.

     Certain of the Company's majority- and wholly-owned subsidiaries have fiscal years ending December 31. The financial position and results of operations of these subsidiaries are included in the Company's consolidated financial statements as of and for the year ended January 31, 1999. There were no material intervening events for such subsidiaries since December 31, 1998 which would materially affect the consolidated financial position or results of operations.

     On January 2, 1997, the Company formed a joint venture, Informatica, Negocio y Tecnologia, S.A. ("INTESA"), with Venezuela's national oil company, Petroleos de Venezuela, S.A. ("PDVSA"), to provide information technology services in Latin America. Effective in 1998, the Company consolidated its 60% majority interest in INTESA, whose fiscal year end is December 31, in the consolidated financial statements.

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

  Fair value of financial instruments

     It is management's belief that the carrying amounts shown for the Company's financial instruments, which include cash and cash equivalents, short-term investments, equity securities, long-term receivables, long-term investments and long-term debt, are reasonable estimates of their related fair values. The carrying amount of cash and cash equivalents and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of equity securities are based upon quoted market prices. The fair value of long-term receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of customers and other third parties. The fair value of long-term debt is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

  Contract revenues

     The Company's revenues result from contract services performed for commercial customers and the U.S. Government or from subcontracts with other contractors engaged in work for the U.S. Government under a variety of contracts, some of which provide for reimbursement of cost plus fees and others which are fixed-price or time-and-materials type contracts. Generally, revenues and fees on these contracts are recognized as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. The Company also derives revenues from software license fees, maintenance contracts and registration services. Software license fees are generally recognized when the software has been accepted and there are no significant obligations remaining. Revenues

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION from maintenance contracts are recognized over the term of the respective contracts as maintenance services are provided. Revenues from registration services are recognized on a straight-line basis over the life of the registration term. Amounts billed but not recognized as revenue under certain types of contracts are deferred in the accompanying consolidated balance sheet. Revenues from the sale of manufactured products are recorded when the products are shipped.

     The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. Government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 1998. Contract revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

  Cash and cash equivalents

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Of the $389,026,000 and $189,387,000 total cash and cash equivalents at January 31, 1999 and 1998, respectively, $371,626,000 and $175,821,000, respectively, was invested in commercial paper, institutional money market funds and time deposits.

  Investments in debt and equity securities

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At January 31, 1999, debt and equity securities are classified as either available-for-sale or held-to-maturity and reflected as short and long-term investments. Available-for-sale securities are carried at market value and held-to-maturity debt securities are carried at amortized cost. The difference between cost and market value, net of related tax effects, is recorded in the "accumulated other comprehensive income" component of stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific securities sold.

     Available-for-sale securities are primarily investments in commercial paper, money market funds, term notes and common stock of publicly traded companies. The aggregate market value, cost basis, and gross unrealized gains of available-for-sale debt and equity securities are $150,353,000 $143,664,000 and $6,689,000, respectively, at January 31, 1999. Held-to-maturity debt securities are investments in high rated corporate bonds with amortized costs of $9,350,000, at January 31, 1999, which approximates market value. All held-to-maturity investments have contractual maturity terms of less than two years.

     Aggregate market value, cost basis and unrealized losses of available-for-sale debt and equity securities was $45,968,000, $49,659,000 and $3,691,000, respectively, at January 31, 1998.

  Restricted cash

     The Company's majority-owned subsidiary Network Solutions, Inc. ("NSI") had an agreement with the National Science Foundation ("NSF") which required NSI to set aside 30% of the cash collections from domain name registrations to be reinvested for the enhancement of the intellectual infrastructure of the Internet. Effective April 1, 1998, the NSF amended the agreement to eliminate this requirement and reduce domain name registration fees. As of January 31, 1999, NSI had cumulatively disbursed all set aside funds collected and associated interest earned for a total of $62,300,000 to the NSF at their direction. The Company also has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION pre-funded by the U.S. Government. Additionally, as discussed in Note H, cash collected from PDVSA for the INTESA pension plan and postretirement benefit obligations are restricted as it relates to funding of the future obligations.

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the moving average and first-in, first-out methods.

  Buildings, property and equipment

     Depreciation and amortization of buildings and related improvements are provided using the straight-line method over estimated useful lives of thirty to forty years and the shorter of the lease term or ten years, respectively. Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets, primarily using a declining-balance method. The useful lives are three to ten years for equipment.

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

  Goodwill and other intangible assets

     Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in an acquisition. Goodwill and other identifiable intangible assets are amortized on a straight line basis over three to fifteen years. Amortization of goodwill and other intangible assets, including impairment losses, amounted to $40,647,000, $16,653,000 and $16,839,000 in 1999,
1998 and 1997, respectively. Accumulated amortization was $101,170,000 and $60,523,000 at January 31, 1999 and 1998, respectively. In 1999, 1998 and 1997, the Company recognized impairment losses of $13,378,000, $2,878,000 and $6,154,000, respectively, which were included in selling, general and administrative expense.

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

  Stock-based compensation

     In 1997, the Company adopted Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock as determined by the Board of Directors at the date of grant over the amount an employee must pay to

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION acquire the stock. Pro forma disclosures of net income and earnings per share, as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense, are presented in Note L.

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

     In 1998, the Company adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS is computed similar to basic EPS except that the weighted average number of shares of common stock outstanding is increased to include the effect of stock options and other stock awards granted to employees under stock-based compensation plans that were outstanding during the period.

  Derivative financial instruments

     The Company initiates hedging activities by entering into currency exchange agreements consisting principally of currency forward contracts to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. These instruments, consistent with the underlying purchase or sale commitments, typically mature within seven years of origination. In the event of an early termination of a currency agreement designated as a hedge, the gain or loss will continue to be deferred and will be included in the settlement of the underlying transaction. At January 31, 1999, the Company had approximately $10,726,000 of foreign currency forward exchange contracts in British pounds sterling, French francs, Japanese yen, Irish punts and Australian dollars outstanding with net deferred gains of $154,000.

     In 1997, the Company entered into forward treasury lock agreements for a total of $200,000,000. Such agreements were entered into to manage exposure to fluctuations in interest rates on an anticipated, probable issuance of debt that was to be used to finance the acquisition of Telcordia Technologies, Inc. ("Telcordia") (formerly Bellcore). The agreements terminated in 1998 resulting in losses. Due to changes in market conditions, an unexpected decline in interest rates and availability of cash, in 1998, the Company only issued ten year fixed rate notes with a principal amount of $100,000,000. Therefore, a loss of $9,047,000 was recorded as other expense upon termination of the agreement and a loss of $9,356,000 was deferred, included in long-term debt and is being amortized to interest expense over the life of the fixed rate notes (Note J).

  Concentration of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, short and long-term investments, foreign currency forward exchange contracts and long-term receivables.

     The Company invests its excess cash principally in U.S. Government and municipal debt and equity securities and commercial paper and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Concentrations of credit risk with respect to receivables are limited because the Company's principal customers are the Regional Bell Operating Companies ("RBOCs"), various agencies of the U.S. Government and commercial customers engaged in work for the U.S. Government. The credit risk with the U.S. Government is limited and the financial strength of the RBOCs limits the risk on those receivables.

  Foreign currency

     Financial statements of international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income in stockholders' equity. The functional currency of the Company's foreign subsidiaries that operate in highly inflationary economies (INTESA and SAIC de Mexico) is the U.S. dollar. The monetary assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses of these foreign subsidiaries are recognized in the consolidated results of operations.

  Comprehensive income

     Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. The adoption did not have an effect on net income or total stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to these requirements. The components of other comprehensive income, net of tax effects, were as follows:

                                                             YEAR ENDED JANUARY 31
                                                          ---------------------------
                                                           1999      1998       1997
                                                          ------    -------    ------
                                                                (IN THOUSANDS)
Foreign currency translation adjustments, net of tax....  $ (459)   $(3,744)   $1,279
Unrealized gain (loss) on securities, net of tax and
  reclassification adjustment...........................   7,696     (3,691)
                                                          ------    -------    ------
                                                          $7,237    $(7,435)   $1,279
                                                          ======    =======    ======

  Recently issued accounting pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which defines the characteristics of internal-use software and provides guidance on when costs should be capitalized and when they should be expensed as incurred. The Company will adopt SOP 98-1 effective for the fiscal year beginning February 1, 1999. Upon adoption, the Company will be required to capitalize certain costs on a prospective basis that were expensed as incurred under current accounting practice. The Company does not expect the adoption of SOP 98-1 to have a material impact on its consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION operations unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 effective for the first quarter ending April 30, 2000. Based on the types of derivative instruments the Company currently has, the Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's consolidated financial position or results of operations.

  Issuance of stock by subsidiary

     Gains or losses on issuances of unissued shares of stock by a subsidiary are recorded directly to additional paid-in capital. On October 1, 1997, the Company and its subsidiary NSI completed an initial public offering of 3,795,000 shares of NSI Class A Common Stock. The initial offering price was $18 per share with net proceeds to the Company of $63,528,000 resulting in a gain of $60,664,000 which was recorded as additional paid-in capital. Prior to the offering, NSI, a provider of Internet domain name registration services and Intranet consulting and network design and implementation services, was a wholly-owned subsidiary of the Company. Upon completion of the initial offering, the Company had a 76% ownership interest in NSI, which represented 97% of the combined voting power of the outstanding common stock. As shares of NSI Class A Common Stock are issued pursuant to NSI employee stock compensation plans, the Company's ownership interest in NSI is diluted. As of January 31, 1999, the Company had a 72.3% ownership in NSI. Subsequent to the year ended January 31, 1999, the Company further reduced its ownership level in NSI in a secondary offering (Note P).

  Reclassifications

     Certain amounts from previous years have been reclassified in the consolidated financial statements to conform to the 1999 presentation.

NOTE B -- ACQUISITIONS AND INVESTMENTS IN AFFILIATES:

     The carrying value of the Company's equity and cost method investments was $41,279,000 and $23,222,000 at January 31, 1999 and 1998, respectively, which includes the unamortized excess of the Company's equity investments over its equity in the underlying net assets of $9,718,000 and $10,891,000, respectively.

     The Company has made acquisitions of certain business assets and companies which have been accounted for by the purchase method of accounting. The operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired has been allocated to goodwill. As all 1999 acquisitions are not considered significant business combinations, pro forma financial information is not presented.

     On November 14, 1997, the Company acquired all the issued and outstanding common stock of Telcordia. The acquisition was accounted for under the purchase method of accounting and the results of operations for Telcordia have been included in the financial statements from the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The final aggregate purchase price of $467,794,000 exceeded the fair value of net assets acquired by $142,948,000. The excess purchase price was recorded as goodwill of $67,948,000 and other intangible assets of $75,000,000. These intangible assets are being amortized on a straight-line basis over periods of three to fifteen years.

     The following unaudited pro forma summary information presents the consolidated results of operations as if the acquisition had been completed at the beginning of the periods presented and are not necessarily indicative of the results of operations of the consolidated Company that might have occurred had the acquisition been completed at the beginning of the periods specified, nor are they necessarily indicative of

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION future operating results. Up to the date of closing, Telcordia derived its revenues principally from the RBOCs, who operated in a regulatory environment, under service agreements which provided for recovery of certain regulatory costs, including return on investment. Furthermore, Telcordia's net income had been based on a statutory return on its asset base while owned by the RBOCs. In addition to reflecting Telcordia's results of operations while owned by the RBOCs, the pro forma amounts give effect to certain adjustments, including the amortization of intangibles and goodwill, additional depreciation expense, increased interest expense and income tax effects.

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
                                                      ==========     ==========

NOTE C -- BUSINESS SEGMENT INFORMATION:

     Effective February 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting operating segment information in annual financial statements and reporting selected information about operating segments in interim financial statements. Since SFAS No. 131 addresses disclosure and reporting issues, adoption of the statement did not affect the Company's consolidated financial position or results of operations. Segment information for all prior years presented herein have been restated to conform to SFAS No. 131.

     The Company primarily provides diversified professional and technical services involving the application of scientific expertise, together with computer and systems technology, to solve complex technical problems for a broad range of government and commercial customers, both in the U.S. and abroad. Technical services consist of basic and applied research services; design and development of computer software; systems integration; systems engineering; technical operational and management support services; environmental engineering; design and integration of network systems; technical engineering and consulting support services; Year 2000 services; and development of systems, policies, concepts and programs. Through its subsidiary, Telcordia, the Company is a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. In addition to providing technical services, the Company designs and develops high-technology products. Products include custom designed and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging instruments. Product revenues represented 1%, 2% and 6% of consolidated revenues in 1999, 1998 and 1997, respectively.

     The implementation of SFAS No. 131 results in the use of a management approach in identifying segments of an enterprise. The management approach is based on the way management organizes the operating segments within the Company for making decisions and assessing performance. However, the Company's marketing approach focuses on key vertical markets such as "National Security," "Health Care," "Environment," "Energy," "Telecommunications," "Information Technology" and "Other," which includes the Company's transportation, logistics, space and utilities business areas. Marketing decisions based on these key vertical markets are made at the lowest operational level.

     The Company's operating groups ("Groups"), on which performance is assessed, aggregate into two reportable segments, Regulated and Non-Regulated, depending on the business processes and laws affecting

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION the operations of the Group. Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. Groups in the Non-Regulated segment provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated segment are not subject to specific regulatory accounting or contracting guidelines. Groups and entities that do not provide technical services, which includes the Company's Corporate Offices, are not aggregated into these reportable segments.

     The Company evaluates performance and allocates resources based on income or loss from operations before tax. Asset information is not a component of the Company's evaluation of the Groups. However, the Company allocates an internal interest charge or credit ("Cost of Capital") to each Group based on an internal formula which utilizes certain identifiable asset data in calculating the Cost of Capital. Interest expense, as reported in the consolidated financial statements, is generally recorded at the corporate level. In addition, the Company does monitor capital expenditures by Groups.

     The accounting policies of the reportable segments are essentially the same as those described in Note A. General corporate expense allocations are reflected in the segment operating results because all such expenses are allocated to individual cost objectives by the Company, as required by Government Cost Accounting Standards. Certain adjustments made at the consolidated level are not allocated to the Groups for internal reporting purposes. Because of the nature of the Company's business, sales between segments are not material and are recorded at cost.

     The following table summarizes the segment information:

                                                         YEAR ENDED JANUARY 31
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Revenues:
  Regulated....................................  $2,742,918    $2,294,899    $2,116,597
  Non-Regulated................................   1,988,564       782,720       270,330
                                                 ----------    ----------    ----------
Total segment revenues.........................   4,731,482     3,077,619     2,386,927
  Corporate and other..........................       8,951        11,732        15,297
                                                 ----------    ----------    ----------
Total consolidated revenues....................  $4,740,433    $3,089,351    $2,402,224
                                                 ==========    ==========    ==========

Income (Loss) before income taxes:
  Regulated....................................  $  143,133    $  134,536    $  133,395
  Non-Regulated................................     207,008        50,038        (4,727)
                                                 ----------    ----------    ----------
Total segment income before income taxes.......     350,141       184,574       128,668
  Corporate and other..........................     (62,146)      (26,081)      (15,459)
                                                 ----------    ----------    ----------
Total income before income taxes...............  $  287,995    $  158,493    $  113,209
                                                 ==========    ==========    ==========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                                                         YEAR ENDED JANUARY 31
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Cost of Capital:
  Regulated....................................  $   (5,452)   $   (8,605)   $   (1,651)
  Non-Regulated................................         797         1,130         2,448
                                                 ----------    ----------    ----------
Total segment Cost of Capital..................      (4,655)       (7,475)          797
  Corporate and other..........................       4,655         7,475          (797)
                                                 ----------    ----------    ----------
Total consolidated Cost of Capital.............  $       --    $       --    $       --
                                                 ==========    ==========    ==========

Depreciation and amortization:
  Regulated....................................  $   32,002    $   29,995    $   27,724
  Non-Regulated................................     127,664        36,409        17,427
                                                 ----------    ----------    ----------
Total segment depreciation and amortization....     159,666        66,404        45,151
  Corporate and other..........................       4,661         3,456         5,208
                                                 ----------    ----------    ----------
Total consolidated depreciation and
  amortization.................................  $  164,327    $   69,860    $   50,359
                                                 ==========    ==========    ==========

Capital expenditures:
  Regulated....................................  $   19,779    $   22,663    $   23,809
  Non-Regulated................................      62,197        25,458         6,724
                                                 ----------    ----------    ----------
Total segment capital expenditures.............      81,976        48,121        30,533
  Corporate and other..........................       5,836        21,962        11,731
                                                 ----------    ----------    ----------
Total consolidated capital expenditures........  $   87,812    $   70,083    $   42,264
                                                 ==========    ==========    ==========

     The following table summarizes geographic information:

                                                         YEAR ENDED JANUARY 31
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Revenues:
  United States................................  $4,321,635    $2,776,938    $2,338,781
  Venezuela....................................     312,706       225,347           471
  United Kingdom...............................      69,193        60,661        42,588
  Other International..........................      36,899        26,405        20,384
                                                 ----------    ----------    ----------
Total consolidated revenues....................  $4,740,433    $3,089,351    $2,402,224
                                                 ==========    ==========    ==========
Long-lived assets:
  United States................................  $1,153,191    $1,111,582    $  295,907
  Venezuela....................................     124,821       108,295            67
  United Kingdom...............................       5,443         5,648         3,861
  Other International..........................      12,566        13,909         1,412
                                                 ----------    ----------    ----------
Total consolidated long-lived assets...........  $1,296,021    $1,239,434    $  301,247
                                                 ==========    ==========    ==========

     During 1999, 1998 and 1997, approximately 50%, 66% and 79%, respectively, of the Company's consolidated revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Regulated segment

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION revenues. No single contract or customer had revenues greater than 10% of the Company's consolidated revenues in 1999, 1998 and 1997.

NOTE D -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                    JANUARY 31
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
                                                                  (IN THOUSANDS)
Inventories:
  Contracts-in-process......................................  $    8,543    $  5,095
  Raw materials.............................................       7,553       7,376
                                                              ----------    --------
                                                              $   16,096    $ 12,471
                                                              ==========    ========
Prepaid expenses and other current assets:
  Prepaid expenses..........................................  $   46,930    $ 21,916
  Short-term investments....................................     118,808      40,200
  Other.....................................................      13,296      13,730
                                                              ----------    --------
                                                              $  179,034    $ 75,846
                                                              ==========    ========
Property and equipment at cost:
  Computers and other equipment.............................  $  437,150    $335,674
  Office furniture and fixtures.............................      38,514      30,911
  Leasehold improvements....................................      75,529      59,234
                                                              ----------    --------
                                                                 551,193     425,819
  Less accumulated depreciation and amortization............     241,615     137,537
                                                              ----------    --------
                                                              $  309,578    $288,282
                                                              ==========    ========
Land and buildings at cost:
  Buildings and improvements................................  $  169,832    $167,437
  Land......................................................      45,453      45,259
  Land held for future use..................................         702         702
                                                              ----------    --------
                                                                 215,987     213,398
  Less accumulated depreciation and amortization............      29,525      17,864
                                                              ----------    --------
                                                              $  186,462    $195,534
                                                              ==========    ========
Other assets:
  Investment in affiliates..................................  $   41,279    $ 23,222
  Related party receivable (Note H).........................      43,237      51,135
  Long-term investments.....................................      40,895       5,768
  Other long-term receivables...............................      31,805      31,765
  Other.....................................................      13,289       9,343
                                                              ----------    --------
                                                              $  170,505    $121,233
                                                              ==========    ========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                                                                    JANUARY 31
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
                                                                  (IN THOUSANDS)
Accounts payable and accrued liabilities:
  Accounts payable..........................................  $  207,330    $178,315
  Other accrued liabilities.................................     270,233     220,575
  Deferred revenue..........................................     413,004      43,789
  Collections in excess of revenues on uncompleted
     contracts..............................................     193,635     305,352
                                                              ----------    --------
                                                              $1,084,202    $748,031
                                                              ==========    ========
Accrued payroll and employee benefits:
  Salaries, bonuses and amounts withheld from employees'
     compensation...........................................  $  130,906    $154,244
  Accrued vacation..........................................      99,826      82,922
  Accrued contributions to employee benefit plans...........      78,689      25,242
                                                              ----------    --------
                                                              $  309,421    $262,408
                                                              ==========    ========
Other long-term liabilities:
  Other postretirement benefits.............................  $  135,962    $124,423
  Accrued pension liability.................................      40,956      40,954
  Accrued other employee benefits...........................      11,490      22,062
  Deferred revenue..........................................      35,823      26,897
  Deferred compensation.....................................      26,483      23,245
  Other.....................................................      67,288      76,096
                                                              ----------    --------
                                                              $  318,002    $313,677
                                                              ==========    ========

NOTE E -- RECEIVABLES:

     Receivables consist of the following:

                                                                    JANUARY 31
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
                                                                  (IN THOUSANDS)
Receivables, primarily U.S. Government and RBOCs, less
  allowance for doubtful accounts of $40,829 and $36,184 at
  January 31, 1999 and 1998, respectively:
  Billed....................................................  $  937,541    $652,644
  Unbilled, less progress payments of $7,226 and $17,141 at
     January 31, 1999 and 1998, respectively................     177,798     132,349
  Contract retentions.......................................      24,470      25,392
                                                              ----------    --------
                                                              $1,139,809    $810,385
                                                              ==========    ========

     Unbilled receivables at January 31, 1999 and 1998 include $20,980,000 and $15,247,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The balance of unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently,

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION the timing of collection of retention balances is outside the Company's control. Based on the Company's historical experience, the majority of the retention balance is expected to be collected beyond one year.

NOTE F -- REVOLVING CREDIT FACILITIES:

     The Company has a five-year reducing revolving credit facility of up to $700,000,000 ("Credit Facility") with a group of financial institutions. Borrowings under the Credit Facility are unsecured and bear interest, at the Company's option, at various rates based on the base rate, bid rate or on margins over the CD rate or LIBOR. The Company pays a facility fee on the total commitment amount. Certain financial covenants required by the Credit Facility, such as requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as limitation on indebtedness, have been maintained as of January 31, 1999.

     There was no balance outstanding under the Credit Facility at January 31, 1999 and 1998. As of January 31, 1999, the entire $700,000,000 was available under the most restrictive debt covenants of the Credit Facility and during 1999, the Company did not borrow under the Credit Facility. In 1998 and 1997, the maximum amounts outstanding were $320,000,000 and $31,000,000, respectively. During 1998 and 1997, the average amounts outstanding were $38,228,000 and $2,299,000, respectively. The weighted average interest rate in 1998 and 1997 was 6.0% and 5.9% respectively, based upon average daily balances.

NOTE G -- EMPLOYEE BENEFIT PLANS:

     The Company has one principal Profit Sharing Retirement Plan ("PSRP") in which eligible employees participate. Participants' interests vest 25% per year in the third through sixth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Contributions charged to income under the PSRP were $23,122,000, $18,929,000 and $10,167,000 for 1999, 1998 and 1997, respectively.

     The Company has an Employee Stock Retirement Plan ("ESRP"), formerly known as the Employee Stock Ownership Plan, in which eligible employees participate. Cash or stock contributions to the ESRP are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the Company common stock or cash in the year of contribution. The vesting requirements for the ESRP are the same as the PSRP. Shares of Company common stock distributed from the ESRP bear a limited put option that, if exercised, would require the Company to repurchase the shares at their then current fair value. At January 31, 1999, the ESRP held 15,718,000 shares of Class A Common Stock and 29,000 shares of Class B Common Stock with a combined fair value of $1,107,642,000. Contributions charged to income under the Plan were $25,820,000, $22,072,000 and $29,492,000 for 1999, 1998 and 1997,
respectively.

     The Company has one principal Cash or Deferred Arrangement (CODA) which allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions to the CODA charged to income were $15,829,000, $14,454,000 and $9,567,000 for 1999, 1998 and 1997, respectively.

     In connection with the acquisition of Telcordia, the Company also sponsors two contributory savings plans which allow eligible Telcordia employees to defer a portion of their pre-tax income through contributions and contribute a portion of their income on an after-tax basis. Such deferrals are fully vested, are not taxable to the participant until distributed upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions charged to income were $17,200,000 and $2,800,000 for 1999 and 1998, respectively.

     The Company has two principal bonus compensation plans, the Bonus Compensation Plan and the Annual Incentive Plan ("AIP"), which provide for bonuses to reward outstanding performance. The AIP was assumed in connection with the acquisition of Telcordia in 1998. Bonuses are paid in the form of cash, fully

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION vested shares of Class A Common Stock or vesting shares of Class A Common Stock. Awards of vesting shares of Class A Common Stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The amounts charged to income under these plans were $120,373,000, $49,587,000 and $32,359,000 for 1999, 1998 and 1997, respectively.

     The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the "Stock Compensation Plans." The Stock Compensation Plans provide for awards of share units to eligible employees, which share units generally correspond to shares of Class A Common Stock which are held in trust for the benefit of participants. Participants' interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The fair market value of shares awarded under these plans are recorded as unearned compensation which is included in stockholders' equity. The unearned amounts are amortized to expense over the vesting period. The amounts charged to income under these plans were $2,606,000, $1,688,000 and $1,282,000 for 1999,
1998 and 1997, respectively.

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

     The Company has two deferred compensation plans. The Keystaff Deferral Plan is maintained for the benefit of key executives and directors, pursuant to which eligible participants may elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under this plan but does credit participant accounts for deferred compensation amounts and interest earned on such deferred compensation. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (6.7% in 1999). Deferred balances will generally be paid upon the later of the attainment of age 65, ten years of plan participation or retirement, unless participants obtain approval for an early pay-out. The Key Executive Stock Deferral Plan is maintained for the benefit of directors and certain key executives. Eligible participants may elect to defer a portion of their compensation into a trust established by the Company which invests in shares of Class A Common Stock. The Company makes no contributions to the accounts of participants. Deferred balances will generally be paid upon retirement or termination.

NOTE H -- PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

     In 1999, the Company adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." Accordingly, 1998 and 1997 data has been restated to conform to the new standard. This new standard revises disclosures about pension and other postretirement benefit plans and does not change the accounting for these types of plans. Adoption of the standard had no effect on the Company's consolidated results of operations, financial position or results of operations.

     In connection with the acquisition of Telcordia in 1998, the Company assumed assets and liabilities related to five noncontributory defined benefit pension plans covering eligible management and support staff employees of Telcordia and assumed assets and liabilities for postretirement health and life insurance benefits for retired U.S. employees and their dependents. The Company accounts for these benefit plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Prior to the adoption of SFAS No. 132, the Telcordia non-qualified pension plans were considered immaterial and not included in the pension disclosure. In accordance

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION with SFAS No. 132, all the qualified and non-qualified pension plans are disclosed in the aggregate and prior year's disclosures have been restated.

                                                                    POSTRETIREMENT BENEFITS
                                            PENSION BENEFITS          OTHER THAN PENSIONS
                                         -----------------------    -----------------------
                                                       YEAR ENDED JANUARY 31
                                         --------------------------------------------------
                                            1999         1998          1999         1998
                                         ----------   ----------    ----------   ----------
                                                           (IN THOUSANDS)
Change in benefit obligation:
  Net benefit obligation at beginning
     of year...........................  $1,030,604   $1,022,128    $ 176,911    $ 175,709
  Service cost.........................      25,078        3,180        4,409          551
  Interest cost........................      72,672        8,946       11,939        1,539
  Plan participants' contributions.....                                   199          153
  Actuarial (gain) loss................      40,372                      (675)         241
  Net portability transfers paid during
     the year..........................      (5,228)
  Gross benefits paid..................     (46,139)      (3,650)      (9,229)      (1,282)
                                         ----------   ----------    ---------    ---------
Net benefit obligation at end of
  year.................................  $1,117,359   $1,030,604    $ 183,554    $ 176,911
                                         ==========   ==========    =========    =========
Change in plan assets:
  Fair value of plan assets at
     beginning of year.................  $1,474,418   $1,428,622    $  56,732    $  55,850
  Actual return on plan assets.........     282,518       49,404       10,776        2,011
  Employer contributions...............       1,437           42          255
  Plan participants' contributions.....                                   199          153
  Net portability transfers paid during
     the year..........................      (5,228)
  Gross benefits paid..................     (46,139)      (3,650)      (9,229)      (1,282)
                                         ----------   ----------    ---------    ---------
Fair value of plan assets at end of
  year.................................  $1,707,006   $1,474,418    $  58,733    $  56,732
                                         ==========   ==========    =========    =========
Funded status at end of year:..........  $  589,647   $  443,814    $(124,821)   $(120,179)
Unrecognized net actuarial gain........    (144,374)     (30,674)      (9,286)      (2,222)
Contributions in January...............          59           33           34
                                         ----------   ----------    ---------    ---------
Prepaid (accrued) benefit cost.........  $  445,332   $  413,173    $(134,073)   $(122,401)
                                         ==========   ==========    =========    =========
Weighted-average assumptions:
  Discount rate........................        6.75%        7.00%        6.75%        7.00%
  Expected return on plan assets.......        9.00%        9.00%        8.63%        8.20%
  Rate of compensation increase........        5.00%        5.00%        5.00%        5.00%

     For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2004 and remain at that level thereafter.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                                                                         POSTRETIREMENT
                                                                         BENEFITS OTHER
                                                  PENSION BENEFITS       THAN PENSIONS
                                                --------------------    ----------------
                                                         YEAR ENDED JANUARY 31
                                                ----------------------------------------
                                                  1999        1998       1999      1998
                                                ---------   --------    -------   ------
                                                             (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost................................  $  25,078   $  5,299    $ 4,409   $  919
  Interest cost...............................     72,672     14,912     11,939    2,565
  Expected return on assets...................   (128,766)   (26,697)    (4,388)    (942)
  Amortization of actuarial loss..............         74
                                                ---------   --------    -------   ------
Net periodic benefit cost.....................  $ (30,942)  $ (6,486)   $11,960   $2,542
                                                =========   ========    =======   ======

     The Company sponsors five noncontributory defined benefit pension plans. Two of these plans are funded qualified plans, the Management Pension Plan and the Support Staff Pension Plan. Benefits are based on a stated percentage of final average pay formula for the management plans and a flat-dollar amount per years of service for the Support Staff Pension Plan. All of the assets of the qualified plans, which are primarily equities (international and domestic) and fixed income securities are held in a master trust administered by the Company. The Company's policy is to fund the "Qualified" plans based on legal requirements, tax considerations and investment opportunities. The Company utilizes a hybrid method for amortizing investment gains and losses. This method fully recognizes gains and losses for fixed income securities and amortizes gains and losses on all other asset classes over three years.

     The Company provides three unfunded non-qualified benefits to certain members of management. One of these plans provides benefits that replace benefits not available in the qualified plans due to design or legal limitations. The other two plans offer additional pension benefits to certain employees based on job level. The projected benefit obligation and accumulated benefit obligation of these plans, which had accumulated benefit obligations in excess of plan assets, were $13,397,000 and $6,337,000, respectively, as of December 31, 1998, the plans' year end, and $10,976,000 and $4,688,000, respectively, as of December 31, 1997. The non-qualified plans are unfunded and therefore have no assets.

     The Company offers certain postretirement medical and life insurance benefits to substantially all retired employees. Currently, all of the plan assets are held in two Voluntary Employee Benefit Association (VEBA) trusts. Telcordia did not make any contributions to the VEBA trusts during the year. The Company's funding policy is to contribute annually an amount determined by management, based on federal income tax limitations.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                        ONE-              ONE-
                                                     PERCENTAGE        PERCENTAGE
                                                   POINT INCREASE    POINT DECREASE
                                                   --------------    --------------
                                                            (IN THOUSANDS)
Effect on total service and interest cost
  components.....................................     $ 1,637           $ (1,367)
Effect on postretirement benefit obligation......     $15,620           $(13,239)

     On January 2, 1997, when the Company formed the INTESA joint venture with PDVSA, approximately 1500 employees transferred from PDVSA to INTESA. Under Venezuelan law, INTESA assumed the existing employee benefit plans, including a defined benefit pension plan. Under the terms of the joint venture agreement, PDVSA agreed to fund the projected benefit obligation of the pension plan and accumulated

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION postretirement benefit obligation of the postretirement benefit plans over ten years. The obligation of PDVSA to fund these benefits has been reflected as a related party receivable and included in other assets in the Company's consolidated balance sheet. The plans are accounted for in accordance with the requirements of SFAS No. 87 and SFAS No. 106.

     Benefits are based upon years of service and compensation during the twelve months of accredited service earned immediately before retirement. The majority of the assets of the pension plan, receivables and cash, are not currently held in a trust. PDVSA had initially agreed to fund this obligation by December 31, 2006. Per the terms of an amended agreement, PDVSA will fund this obligation by January 31, 2007 either through direct payments to INTESA or direct contributions to a trust.

                                                              YEAR ENDED JANUARY 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Change in benefit obligation:
  Net benefit obligation at beginning of year...............  $ 53,698
  Transfer of obligation....................................               $ 31,566
  Service cost..............................................     4,697        3,308
  Interest cost.............................................    12,106       12,953
  Actuarial (gains) losses..................................    (5,534)       6,330
  Amendments................................................                  2,058
  Early retirement window...................................    (8,133)
  Translation...............................................    (5,805)      (2,517)
                                                              --------     --------
Net benefit obligation at end of year.......................  $ 51,029     $ 53,698
                                                              ========     ========
Change in plan assets:
  Fair value of plan assets at beginning of year............
  Actuarial return on plan assets...........................  $  1,611
  Employer contributions....................................     9,868
  Plan participant contributions............................     1,251
  Gross benefits paid.......................................    (7,739)
  Translation...............................................      (125)
                                                              --------
Fair value of plan assets at end of year....................  $  4,866
                                                              ========
Funded status at end of year................................  $(46,163)    $(53,698)
  Unrecognized net actuarial (gains) losses.................    (1,283)       6,150
  Unrecognized prior service cost...........................     1,587        1,999
  Other.....................................................                    (34)
                                                              --------     --------
Accrued benefit cost........................................  $(45,859)    $(45,583)
                                                              ========     ========
Weighted average assumptions:
  Discount rate.............................................        10%          10%
  Salary increases..........................................         7%           7%
  Expected rate of return on assets.........................        12%          12%
Components of net periodic pension cost:
  Service cost..............................................  $  4,697     $  3,308
  Interest cost.............................................    12,105       12,953
  Expected return on assets.................................    (1,066)
  Amortization of:
     Prior service cost.....................................       203
     Actuarial losses.......................................       627
                                                              --------     --------
Net periodic pension cost...................................    16,566       16,261
  Cost of special termination benefits......................      (145)
                                                              --------     --------
Total pension cost..........................................  $ 16,421     $ 16,261
                                                              ========     ========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     In addition to the pension benefits described above, certain postretirement benefits were also transferred to INTESA for health and life insurance benefits for the PDVSA employees who transferred to INTESA. Eligibility for the plans and participant cost sharing is dependent upon the participant's age at retirement, years of service and retirement date. The Company accounts for these benefit plans in accordance with SFAS No. 106. The accrued postretirement benefits liability was $2,125,000 and $2,022,000 as of January 31, 1999 and 1998,
respectively. Net postretirement benefits expense was $329,000 and $318,000 for the year ended January 31, 1999 and 1998, respectively.

NOTE I -- INCOME TAXES:

     The provision for income taxes includes the following:

                                                           YEAR ENDED JANUARY 31
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Current:
  Federal............................................  $135,996    $87,755    $56,258
  State..............................................    33,379     21,097     13,374
  Foreign............................................    13,313      8,397        767
Deferred:
  Federal............................................   (36,303)   (35,880)   (17,113)
  State..............................................    (7,930)    (6,641)    (3,718)
  Foreign............................................    (1,148)    (1,029)       (39)
                                                       --------    -------    -------
                                                       $137,307    $73,699    $49,529
                                                       ========    =======    =======

     Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

                                                                    JANUARY 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Deferred revenue............................................  $ 108,717    $  60,736
Accrued vacation pay........................................     28,122       24,241
Deferred compensation.......................................     13,423       15,108
Vesting stock bonuses.......................................     22,240       11,539
Accrued liabilities.........................................     28,995       20,393
State taxes.................................................      4,182        8,538
Other.......................................................     14,868        8,041
                                                              ---------    ---------
          Total deferred tax assets.........................    220,547      148,596
                                                              ---------    ---------
Employee benefit plan contributions.........................   (138,252)    (125,653)
Depreciation and amortization...............................    (26,238)     (61,942)
Investment in subsidiaries and affiliates...................    (14,629)      (7,841)
Other.......................................................     (5,753)      (2,734)
                                                              ---------    ---------
          Total deferred tax liabilities....................   (184,872)    (198,170)
                                                              ---------    ---------
Net deferred tax asset (liability)..........................  $  35,675    $ (49,574)
                                                              =========    =========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income before income taxes follows:

                                                           YEAR ENDED JANUARY 31
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Amount computed at statutory rate....................  $100,798    $55,472    $39,623
State income taxes, net of federal tax benefit.......    16,542      9,396      6,276
Nondeductible meals, travel and entertainment........     4,546      3,143      2,567
(Income) losses of foreign subsidiaries..............    (2,181)     3,113        987
Revision of prior years' tax estimates...............     4,961       (589)    (1,875)
Other................................................    12,641      3,164      1,951
                                                       --------    -------    -------
                                                       $137,307    $73,699    $49,529
                                                       ========    =======    =======

     Income taxes paid in 1999, 1998 and 1997 amounted to $180,866,000, $82,905,000 and $59,196,000, respectively.

NOTE J -- LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                   JANUARY 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
6.75% Notes payable.........................................  $ 90,489    $ 89,800
Capital lease obligations...................................    79,586      55,897
Mortgages payable collateralized by real property...........     6,740       6,830
Other notes payable.........................................    14,118      26,443
                                                              --------    --------
                                                               190,933     178,970

Less current portion........................................    47,882      33,012
                                                              --------    --------
                                                              $143,051    $145,958
                                                              ========    ========

     In January 1998, the Company issued $100,000,000 of 6.75% notes ("6.75% Notes") under a shelf registration statement filed with the Securities and Exchange Commission. The 6.75% Notes are due February 1, 2008 with interest payable semi-annually beginning August 1, 1998 and were issued with a nominal discount. The Company used the proceeds to repay certain short-term indebtedness, including obligations assumed in connection with the acquisition of Telcordia and for general corporate purposes. The Company amortizes the note discount, underwriter's fees and commissions and the loss on the forward treasury lock agreement (Note A) to interest expense which results in an effective interest rate of 8.3% over the term of the 6.75% Notes. The Company is subject to certain restrictions such as limitations on liens, on sale and leaseback transactions and on consolidation, merger, and sale of assets. As of January 31, 1999, the Company was in compliance with the restrictions.

     During 1997, the Company assumed a $6,919,000 mortgage note in connection with the purchase of land and a building. Terms of the note include quarterly payments of principal and interest until December 2016. Interest is adjusted annually and was 6.6% in 1999. Additionally, the Company has various other notes payable with interest rates from 4.3% to 9.3% that are due over the next ten years.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Maturities of long-term debt, excluding capital lease obligations, are as follows:

YEAR ENDING JANUARY 31                                   (IN THOUSANDS)
----------------------                                   --------------
     2000..............................................     $ 13,044
     2001..............................................          395
     2002..............................................          314
     2003..............................................          276
     2004..............................................          321
     2005 and after....................................       96,997
                                                            --------
                                                            $111,347
                                                            ========

NOTE K -- EARNINGS PER SHARE:

     A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per-share amounts):

                                                                 YEAR ENDED JANUARY 31
                          ---------------------------------------------------------------------------------------------------
                                       1999                              1998                              1997
                          -------------------------------   -------------------------------   -------------------------------
                                                PER-SHARE                         PER-SHARE                         PER-SHARE
                          NET INCOME   SHARES    AMOUNT     NET INCOME   SHARES    AMOUNT     NET INCOME   SHARES    AMOUNT
                          ----------   ------   ---------   ----------   ------   ---------   ----------   ------   ---------
Net income..............   $150,688                          $84,794                           $63,680
Effect of:
  Subsidiary preferred
    stock dividends.....     (1,777)
                           --------
Net income available to
  common stockholders,
  as adjusted...........    148,911                           84,794                            63,680
Basic EPS...............               55,621     $2.68                  51,349     $1.65                  49,157     $1.30
                                                  =====                             =====                             =====
Effect of:
  Majority-owned
    subsidiary's
    dilutive
    securities..........       (428)
                           --------
Net income available to
  common stockholders,
  as adjusted...........   $148,483                          $84,794                           $63,680
                           ========                          =======                           =======
Effect of dilutive
  securities:
  Stock options.........                4,555                             3,412                             2,498
  Other stock awards....                  128                                45                                83
                                       ------                            ------                            ------
Diluted EPS.............               60,304     $2.46                  54,806     $1.55                  51,738     $1.23
                                       ======     =====                  ======     =====                  ======     =====

     In 1998 and 1997, 22,000 and 4,000 options outstanding, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and their effect would be antidilutive. There were no antidilutive options in 1999.

NOTE L -- COMMON STOCK AND OPTIONS:

     The Company has options outstanding under three stock option plans, the 1998 Stock Option Plan ("1998 Plan"), which was adopted on July 10, 1998, the 1995 Stock Option Plan ("1995 Plan") and the 1992 Stock Option Plan ("1992 Plan"). Under the 1998 Plan, 1995 Plan and 1992 Plan, options are granted at prices not less than the fair market value at the date of grant and for terms not greater than ten years. Options granted under these three plans generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. No options were granted under the 1992 Plan after July 31, 1995, the date the

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

1992 Plan terminated nor were any options granted under the 1995 Plan after July 31, 1998, the date the 1995 Plan terminated.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for stock option awards granted in 1999, 1998 and 1997 and for shares issued under the ESPP in 1999 and 1998, consistent with the methodology prescribed by SFAS No. 123, net income in 1999, 1998 and 1997 would have been reduced by $14,958,000, $10,328,000 and $4,797,000, respectively.
Basic earnings per share would have been reduced by $.27, $.20, and $.10 per share in 1999, 1998 and 1997, respectively, and diluted earnings per share would have been reduced by $.21, $.17 and $.08 per share in 1999, 1998 and 1997, respectively. These amounts were determined using weighted-average per share fair values of options granted in 1999, 1998 and 1997 of $11.13, $7.88 and $5.30, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: no dividend yield, no volatility, risk free interest rates ranging from 4.6% to 6.8% and expected lives of five years.

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

     A summary of changes in outstanding options under the plans during the three years ended January 31, 1999, is as follows:

                                                                                SHARES OF CLASS A
                                       SHARES OF CLASS A                          COMMON STOCK
                                         COMMON STOCK       WEIGHTED-AVERAGE    EXERCISABLE UNDER
                                         UNDER OPTIONS       EXERCISE PRICE          OPTIONS
                                       -----------------    ----------------    -----------------
                                        (IN THOUSANDS)                           (IN THOUSANDS)
January 31, 1996.....................       12,317               $13.39               4,467
  Options granted....................        3,606               $20.27
  Options canceled...................         (640)              $15.16
  Options exercised..................       (2,454)              $10.76
                                            ------
January 31, 1997.....................       12,829               $15.73               4,429
  Options granted....................        4,647               $29.75
  Options canceled...................         (629)              $19.22
  Options exercised..................       (2,619)              $12.26
                                            ------
January 31, 1998.....................       14,228               $20.80               4,380
  Options granted....................        3,265               $47.30
  Options canceled...................         (544)              $29.89
  Options exercised..................       (2,656)              $14.49
                                            ------
January 31, 1999.....................       14,293               $27.68               4,772
                                            ======

     As of January 31, 1999, 21,708,000 shares of Class A Common Stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. The Company has agreed to make available for issuance, purchase or options approximately 313,000 shares of Class A Common Stock to employees, prospective employees and consultants, generally contingent upon commencement of employment

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION or the occurrence of certain events. The selling price of shares and the exercise price of options are fair market value at the date such shares are purchased or options are granted.

     A summary of options outstanding as of January 31, 1999 is as follows:

                                                                 WEIGHTED
                                              WEIGHTED           AVERAGE
         RANGE OF             OPTIONS         AVERAGE           REMAINING          OPTIONS      WEIGHTED-AVERAGE
     EXERCISE PRICES        OUTSTANDING    EXERCISE PRICE    CONTRACTUAL LIFE    EXERCISABLE     EXERCISE PRICE
     ---------------        -----------    --------------    ----------------    -----------    ----------------
                               (OPTIONS OUTSTANDING AND EXERCISABLE, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
$14.19 to $15.07..........     1,560           $14.39               .5              1,560            $14.39
$15.72 to $18.27..........     2,441           $16.32              1.4              1,338            $16.32
$19.33 to $22.83..........     2,963           $20.26              2.4              1,091            $20.28
$25.96 to $39.13..........     4,198           $29.80              3.6                783            $29.97
$39.13 to $58.87..........     3,131           $47.33              4.5
                              ------                                                -----
                              14,293                                                4,772
                              ======                                                =====

NOTE M -- LEASES:

     The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expenses for facilities and equipment totaled $113,320,000, $90,012,000 and $68,334,000 in 1999, 1998 and
1997, respectively.

     The Company has a seven year operating lease for a general purpose office building, with an option to purchase the building at the end of the initial seven year term. If the purchase option is not exercised, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the building to an unrelated buyer are below specified amounts. The maximum supplemental rental payment which could be required is $28,809,000. In 1999, the Company entered into an operating lease for land and general purpose office facilities with an initial term of five and one-half years and an option for the Company to purchase the property. If the purchase option is not exercised, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the property to an unrelated buyer are below specified amounts. The maximum supplemental rental payment which could be required is $43,040,000.

     Assets acquired under capital leases and included in property and equipment, and land and buildings consist of the following:

                                                             JANUARY 31
                                                        --------------------
                                                          1999        1998
                                                        --------    --------
                                                           (IN THOUSANDS)
Computers and other equipment.........................  $123,817    $ 65,016
Office furniture and fixtures.........................     5,084         777
Buildings and improvements............................     1,760       1,760
                                                        --------    --------
                                                         130,661      67,553
Less accumulated amortization.........................    45,196      13,384
                                                        --------    --------
                                                        $ 85,465    $ 54,169
                                                        ========    ========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Minimum rental commitments, primarily for facilities, under all non-cancelable operating leases and capital leases in effect at January 31, 1999 are payable as follows (in thousands):

YEAR ENDING JANUARY 31                                  CAPITAL     OPERATING
----------------------                                  --------    ---------
2000..................................................  $ 51,591    $ 90,815
2001..................................................    42,325      67,876
2002..................................................    11,757      53,040
2003..................................................        53      43,728
2004..................................................                22,414
2005 and after........................................                22,148
                                                        --------    --------
Total minimum lease payments..........................   105,726    $300,021
                                                                    ========
Amount representing interest..........................   (26,140)
                                                        --------
Present value of net minimum capital lease payments...    79,586
Current portion.......................................   (34,838)
                                                        --------
Long-term obligations under capital leases at January
  31, 1999............................................  $ 44,748
                                                        ========

     The Company's joint venture, INTESA, had capital lease obligations totaling $75,474,000, of which $32,181,000 was classified as current portion of long-term debt as of January 31, 1999. These capital lease obligations of the joint venture are non-recourse debt to the Company.

NOTE N -- COMMITMENTS AND CONTINGENCIES:

     Other commitments at January 31, 1999 include outstanding letters of credit aggregating $42,848,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $147,565,000, principally related to performance and payment type bonds.

     The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

NOTE O -- SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     Charges to costs and expenses for depreciation and amortization of buildings, property and equipment and assets acquired under capital leases were $122,507,000, $52,021,000 and $31,790,000 for 1999, 1998 and 1997, respectively.

     Included in selling, general and administrative expenses are independent research and development costs of $119,805,000, $23,202,000 and $11,145,000 in
1999, 1998 and 1997, respectively.

     Total interest paid in 1999, 1998 and 1997 amounted to $28,815,000, $8,786,000, and $3,495,000, respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The components of other (income) expense, net, in the accompanying consolidated statement of income are as follows:

                                                           YEAR ENDED JANUARY 31
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Interest income.....................................  $(21,897)   $(12,752)   $(1,453)
Loss on treasury lock agreement.....................                 9,047
Gain on sale of certain business assets.............    (3,749)     (6,341)
Equity in loss (income) of unconsolidated
  affiliates........................................     4,185      (1,326)    (2,253)
Other expense (income), net.........................     4,449      (4,492)     1,513
                                                      --------    --------    -------
                                                      $(17,012)   $(15,864)   $(2,193)
                                                      ========    ========    =======

NOTE P -- SUBSEQUENT EVENT:

     On February 9, 1999, NSI announced a secondary offering of 4,580,000 shares of Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share. On February 12, 1999, the Company received net proceeds from the offering of $729,000,000. On March 23, 1999, NSI completed a two-for-one stock split of its Class A Common Stock and Class B Common Stock. Subsequent to the stock split, the Company currently owns 14,850,000 shares of NSI Class B Common Stock, which are entitled to ten votes per share.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED JANUARY 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                  COL A                      COL B                COL C               COL D         COL E
-----------------------------------------  ----------   -------------------------   ----------   -----------
                                           BALANCE AT   CHARGED TO    CHARGED TO
                                           BEGINNING    COSTS AND       OTHER                    BALANCE AT
               DESCRIPTION                  OF YEAR      EXPENSES    ACCOUNTS (1)   DEDUCTIONS   END OF YEAR
-----------------------------------------  ----------   ----------   ------------   ----------   -----------
Year ended January 31, 1997
  Allowance for uncollectible accounts...   $ 1,878      $ 6,446       $19,270       $ (9,546)     $18,048

Year ended January 31, 1998
  Allowance for uncollectible accounts...   $18,048      $14,182       $45,762       $(41,808)     $36,184

Year ended January 31, 1999
  Allowance for uncollectible accounts...   $36,184      $ 7,755       $68,480       $(71,590)     $40,829

---------------
(1) Charged primarily to allowance for deferred revenues.