Form 10-Q
period 1999-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1999-06-14
CIK 353394

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-12771

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                               95-3630868
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                            10260 CAMPUS POINT DRIVE
                           SAN DIEGO, CALIFORNIA 92121

                                 (619) 546-6000
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

        As of May 31, 1999, the registrant had 58,541,246 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 302,394 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                        ----------------------------------
                                                        APRIL 30, 1999      APRIL 30, 1998
                                                        --------------      --------------
Revenues                                                 $ 1,184,006         $ 1,008,380

Costs and expenses:
     Cost of revenues                                        910,896             798,944
     Selling, general and administrative expenses            192,910             139,856
                                                         -----------         -----------
Operating income                                              80,200              69,580
                                                         -----------         -----------
Non-operating income (expense):
     Interest expense                                         (8,594)             (3,758)
     Interest income                                          16,545               2,545
     Other income (expense), net                                (162)             (2,485)
     Gain on sale of subsidiary common stock                 698,374
     Minority interest in income of consolidated
        subsidiaries                                          (6,500)             (2,614)
                                                         -----------         -----------
Income before income taxes                                   779,863              63,268
Provision for income taxes                                   331,442              29,230
                                                         -----------         -----------
Net income                                               $   448,421         $    34,038
                                                         ===========         ===========

Earnings per share:

     Basic                                               $      7.69         $       .63
                                                         ===========         ===========
     Diluted                                             $      7.09         $       .59
                                                         ===========         ===========
Common equivalent shares:

     Basic                                                    58,302              53,823
                                                         ===========         ===========
     Diluted                                                  63,218              57,922
                                                         ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)

                                                                            APRIL 30, 1999     JANUARY 31, 1999
                                                                            --------------     ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                               $   749,146         $   389,026
     Restricted cash                                                               7,267              16,396
     Short-term investments                                                      528,566             118,808
     Receivables                                                                 924,657           1,139,809
     Inventories                                                                  15,570              16,096
     Prepaid expenses and other current assets                                    72,344              60,226
     Deferred income taxes                                                       160,218             136,164
                                                                             -----------         -----------
         Total current assets                                                  2,457,768           1,876,525

Property and equipment (less accumulated depreciation
     of $266,813 and $241,615 at April 30, 1999
     and January 31, 1999, respectively)                                         321,694             309,578
Land and buildings (less accumulated depreciation of
     $31,673 and $29,525 at April 30, 1999
     and January 31, 1999, respectively)                                         184,361             186,462
Goodwill (less accumulated amortization of
     $85,070 and $81,763 at April 30, 1999
     and January 31, 1999, respectively)                                         135,398              95,414
Other intangible assets (less accumulated amortization of
     $23,283 and $19,407 at April 30, 1999
     and January 31, 1999, respectively)                                          77,911              77,259
Prepaid pension assets                                                           465,975             456,803
Other assets                                                                     208,757             170,505
                                                                             -----------         -----------
                                                                             $ 3,851,864         $ 3,172,546
                                                                             ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                $   840,263         $ 1,084,202
     Accrued payroll and employee benefits                                       286,147             309,421
     Income taxes payable                                                        380,154              65,547
     Notes payable and current portion of long-term debt                          71,919              47,882
                                                                             -----------         -----------
         Total current liabilities                                             1,578,483           1,507,052
                                                                             -----------         -----------

Long-term debt, net of current portion                                           137,525             143,051
Deferred income taxes                                                            103,000             100,489
Other long-term liabilities                                                      339,241             318,002
Commitments and contingencies (Note K)
Minority interest in consolidated subsidiaries                                    49,330              19,350
Stockholders' equity:
     Common stock:
        Class A, $.01 par value, 100,000 shares authorized;
         issued and outstanding (58,521 shares and 56,597 shares at
         April 30, 1999 and January 31, 1999, respectively)                          585                 566
        Class B, $.05 par value, 5,000 shares authorized;
         issued and outstanding (302 shares and 303 shares at
         April 30, 1999 and January 31, 1999, respectively)                           15                  15
     Additional paid-in capital                                                  981,793             836,455
     Retained earnings                                                           664,892             271,379
     Other stockholders' equity                                                  (23,934)            (23,928)
     Accumulated other comprehensive income                                       20,934                 115
                                                                             -----------         -----------
           Total stockholders' equity                                          1,644,285           1,084,602
                                                                             -----------         -----------
                                                                             $ 3,851,864         $ 3,172,546
                                                                             ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                 THREE MONTHS ENDED
                                                                           --------------------------------
                                                                           APRIL 30, 1999    APRIL 30, 1998
                                                                           --------------    --------------
Cash flows from operating activities:
    Net income                                                               $ 448,421         $  34,038
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                                            38,908            41,062
       Non-cash compensation                                                    65,060            20,138
       Gain on sale of subsidiary common stock                                (698,374)
       Other                                                                     8,933             6,686
       Increase (decrease) in cash, excluding effects of
         acquisitions, resulting from changes in:
         Receivables                                                           210,760           (25,960)
         Inventories                                                            (1,159)             (278)
         Prepaid expenses and other current assets                              (3,601)          (21,798)
         Progress payments                                                       8,923            (5,869)
         Deferred income taxes                                                 (35,021)            3,796
         Other assets                                                          (10,095)          (12,581)
         Accounts payable and accrued liabilities                             (235,439)          (46,030)
         Accrued payroll and employee benefits                                 (24,259)          (18,269)
         Income taxes payable                                                  348,960           (21,168)
         Other long-term liabilities                                             9,981            10,809
                                                                             ---------         ---------
                                                                               131,998           (35,424)
                                                                             ---------         ---------
Cash flows from investing activities:
    Expenditures for property and equipment                                    (31,271)          (10,239)
    Expenditures for land and buildings                                            (46)              (11)
    Acquisitions of businesses, net of cash acquired                           (50,328)             (375)
    Purchases of debt and equity securities available for sale                (411,742)          (38,833)
    Proceeds from sale of subsidiary common stock                              729,000
    Investments in affiliates                                                     (495)
    Purchase of debt securities held to maturity                                                  (6,000)
    Proceeds from sales of certain business assets                               2,084
    Proceeds from disposal of property and equipment                               100                38
                                                                             ---------         ---------
                                                                               237,302           (55,420)
                                                                             ---------         ---------
Cash flows from financing activities:
    Proceeds from notes payable and issuance of long-term debt                  18,122             2,482
    Payments of notes payable and long-term debt                                  (821)             (712)
    Principal payments on capital lease obligations                             (9,138)           (4,744)
    Net proceeds from issuance of subsidiary common stock                        1,809               253
    Dividends paid to minority interest                                         (9,423)           (7,096)
    Sales of common stock                                                       39,626            90,514
    Repurchases of common stock                                                (49,961)          (24,277)
                                                                             ---------         ---------
                                                                                (9,786)           56,420
                                                                             ---------         ---------
Effect of exchange rate changes on cash                                            606              (258)
                                                                             ---------         ---------
Increase (decrease) in cash and cash equivalents                               360,120           (34,682)
Cash and cash equivalents at beginning of period                               389,026           189,387
                                                                             ---------         ---------
Cash and cash equivalents at end of period                                   $ 749,146         $ 154,705
                                                                             =========         =========
Supplemental schedule of non-cash investing and financing activities:
    Shares of common stock exchanged upon exercise of stock options          $  15,690         $  10,200
                                                                             =========         =========
    Capital lease obligations for property and equipment                     $   7,274         $   9,371
                                                                             =========         =========
    Fair value of assets acquired in acquisitions                            $  71,190         $     375
    Cash paid in acquisitions                                                $ (51,667)        $    (375)
                                                                             ---------         ---------
    Liabilities assumed in acquisitions                                      $  19,523         $      --
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

Certain amounts from the three months ended April 30, 1998 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three months ended April 30, 1999.

In the opinion of management, the unaudited financial information as of April 30, 1999 and for the three months ended April 30, 1999 and 1998 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1999 Annual Report on Form 10-K.

NOTE B - INVESTMENTS IN DEBT AND EQUITY SECURITIES:

During April 1999, the Company increased its investment in available-for-sale debt and equity securities to $599,000,000. The aggregate market value, cost basis and net unrealized gain of the available-for-sale securities were $599,000,000, $556,000,000 and $43,000,000 at April 30, 1999, respectively.
Other assets include $70,000,000 of the available-for-sale securities as of April 30, 1999.

NOTE C - RESTRICTED CASH:

The Company has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government. In addition, cash collected from PDVSA for the INTESA pension plan and postretirement benefit obligations are restricted as it relates to funding of these future obligations.

NOTE D - RECEIVABLES:

Receivables include $26,198,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at April 30, 1999.

NOTE E - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                           APRIL 30, 1999
                           --------------
                           (IN THOUSANDS)
Inventories:
  Contracts-in-process        $ 8,454
  Raw materials                 7,116
                              -------
                              $15,570
                              =======

NOTE F - NOTES PAYABLE:

The Company has a five-year unsecured reducing revolving credit facility of $700,000,000 with a group of financial institutions which allow borrowings until August 2002. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at April 30, 1999 and the entire $700,000,000 was available. Financial covenants required by the credit facility have been maintained as of April 30, 1999.

NOTE G - BUSINESS SEGMENT INFORMATION:

The following table summarizes interim segment information:

                                                                 THREE MONTHS ENDED APRIL 30
                                                                -----------------------------
                                                                   1999               1998
                                                                ----------        -----------
                                                                        (IN THOUSANDS)
                Revenues:
                   Regulated                                    $  647,004        $   561,459
                   Non-Regulated                                   477,081            393,936
                                                                ----------        -----------
                Total segment revenues                           1,124,085            955,395
                   Corporate and other                              59,921             52,985
                                                                ----------        -----------
                Total consolidated revenues                     $1,184,006        $ 1,008,380
                                                                ==========        ===========

                Income (loss) before income taxes:
                   Regulated                                    $   41,464        $    35,405
                   Non-Regulated                                    41,970             40,706
                                                                ----------        -----------
                Total segment income before income taxes            83,434             76,111
                   Corporate and other                             696,429            (12,843)
                                                                ----------        -----------
                Total income before income taxes                $  779,863        $    63,268
                                                                ==========        ===========

Included in Corporate and other income before income taxes for the three months ended April 30, 1999 is the gain on the sale of NSI Class A Common Stock as discussed in Note J.

NOTE H - COMPREHENSIVE INCOME:

Comprehensive income, which combines net income, unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, consisted of the following:

                                                                  THREE MONTHS ENDED APRIL 30
                                                                  ---------------------------
                                                                      1999             1998
                                                                   ---------         --------
                                                                            UNAUDITED
                                                                          (IN THOUSANDS)
                Net income                                         $ 448,421         $ 34,038
                Other comprehensive income, net of tax:
                    Unrealized gain on securities, net of
                        reclassification adjustment                   21,197            3,892
                    Foreign currency translation adjustments            (378)            (347)
                                                                   ---------         --------
                                                                      20,819            3,545
                                                                   ---------         --------
                Comprehensive income                               $ 469,240         $ 37,583
                                                                   =========         ========

NOTE I - EARNINGS PER SHARE (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per-share amounts):

                                                     THREE MONTHS ENDED APRIL 30
                                                     ---------------------------
                                                         1999            1998
                                                      ---------         -------
        BASIC EPS:
        Net income                                    $ 448,421         $34,038
        Effect of:
         Subsidiary preferred stock dividends              (351)
                                                      ---------       ---------
        Net income available to common
          stockholders, as adjusted                   $ 448,070         $34,038
                                                      ---------         -------

        Weighted average shares                          58,302          53,823
                                                      ---------         -------
        Basic EPS                                     $    7.69         $   .63
                                                      =========         =======

        DILUTED EPS:
        Net income                                    $ 448,421         $34,038
        Effect of:
          Subsidiary preferred stock dividends             (351)
          Majority-owned subsidiary's
            dilutive securities                             (19)
                                                      ---------         -------
        Net income available to common
          stockholders, as adjusted                   $ 448,051         $34,038
                                                      ---------         -------
        Weighted average shares                          58,302          53,823
        Effect of:
          Stock options                                   4,796           3,997
          Other stock awards                                120             102
                                                      ---------         -------
        Weighted average shares, as adjusted             63,218          57,922
                                                      ---------         -------
        Diluted EPS                                   $    7.09         $   .59
                                                      =========         =======

NOTE J - SALE OF SUBSIDIARY COMMON STOCK:

On February 12, 1999, the Company's subsidiary NSI completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share and received proceeds, net of underwriters' commissions, of $729,000,000 and recognized a gain on the sale of $698,374,000. On March 23, 1999, NSI completed a two-for-one stock split of its Class A Common Stock and Class B Common Stock. As of April 30, 1999, the Company held 14,850,000 shares of NSI Class B Common Stock, which are entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. In connection with the secondary offering, the Company expressed an intention to convert its Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which are entitled to one vote per share. On June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock thereby reducing its voting power to 44.7%.

NOTE K - COMMITMENTS AND CONTINGENCIES:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On February 12, 1999, the Company's subsidiary, NSI, completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share and received proceeds, net of underwriter's commissions, of $729 million and recognized a gain on the sale of approximately $698 million. On March 23, 1999, NSI completed a two-for-one stock split of its Class A Common Stock and Class B Common Stock. As of April 30, 1999, the Company held 14,850,000 shares of NSI Class B Common Stock, which are entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. In connection with the secondary offering, the Company expressed an intention to convert its Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which are entitled to one vote per share. On June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock thereby reducing its voting power to 44.7%. With the current composition of the NSI Board of Directors, the Company is deemed to control the Board and, therefore, is required under existing accounting literature to consolidate NSI's financial statements.

RESULTS OF OPERATIONS

Revenues for the three months ended April 30, 1999 increased 17% compared to the same period of the prior year. The growth in revenues was generated almost equally from business in the Regulated and Non-Regulated segment (49% and 47%, respectively). Regulated segment revenues as a percentage of consolidated revenues were 55% and 56% for the three months ended April 30, 1999 and 1998, respectively. Non-Regulated segment revenues as a percentage of consolidated revenues were 40% and 39% for the three months ended April 30, 1999 and 1998, respectively. On an absolute basis, Regulated and Non-Regulated segment revenues increased 15% and 21% over the same period of the prior year, respectively. Telcordia, NSI and INTESA primarily drove the growth in the Non-Regulated segment. For the three months ended April 30, 1999, Regulated segment revenues from the Company's principal customer, the U.S. Government, continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost service type contracts.

Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At April 30, 1999, the Company had approximately 34,000 full-time employees compared to approximately 29,900 at April 30, 1998. Material and subcontract ("M&S") revenues were $185 million and $164 million for the three months ended April 30, 1999 and 1998, respectively. As a percentage of total revenues, M&S revenues remained constant at 16% for the three months ended April 30, 1999 and 1998.

The percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts decreased to 41% for the three months ended April 30, 1999 compared to 43% for the same period of the prior year. For the year ended January 31, 1999, revenues from FFP contracts were 39%. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 22% and 16% of revenues for the three months ended April 30, 1999 and 1998, respectively, while cost reimbursement contracts were 37% and 41% for the same periods, respectively.

The cost of revenues as a percentage of revenues decreased to 76.9% for the three months ended April 30, 1999 from 79.2% for the same period of the prior year. The decrease reflects the growth in commercial revenues from Telcordia, NSI and INTESA, which have more of their associated costs in selling, general and administrative ("SG&A") as opposed to cost of revenues. In addition, Telcordia and NSI have higher operating profit margins than the Company's traditional business areas. Cost of revenues as a percentage of revenues, excluding Telcordia, NSI and INTESA, was 87.5% for the three months ended April 30, 1999 compared to 87.7% for the same period of the prior year.

SG&A expenses as a percentage of revenues were 16.3% and 13.9% for the three months ended April 30, 1999 and 1998, respectively. SG&A is comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. While the level of B&P activity and costs have historically fluctuated depending on the availability of bidding opportunities and resources, B&P costs have increased to 6.2% of revenues for the three months ended April 30, 1999 compared to 5.2% for the same period of the prior year and was primarily driven by Telcordia and NSI. IR&D costs have also historically fluctuated depending on the stage of development for various hardware and software systems and have increased to 2.4% of revenues for the three months ended April 30, 1999 compared to 1.5% for the same period of the prior year and was primarily driven by Telcordia and NSI. G&A costs as a percentage of revenues were 7.7% for the three months ended April 30, 1999 compared to 7.2% for the same period of the prior year. The increase in G&A costs is primarily attributable to the growth in commercial revenues which have more of their associated costs in G&A as opposed to cost of revenues.

Operating profit margins (income before income taxes as a percentage of revenues) by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Regulated segment remained constant at 6% for the three months ended April 30, 1999 and 1998. In the Non-Regulated segment, operating profit margin remained relatively constant at 9% and 10% for the three months ended April 30, 1999 and 1998, respectively.

Interest expense for the three months ended April 30, 1999 and 1998 primarily relates to interest on the Company's outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The $5 million increase in interest expense is primarily driven by an increase in deferred compensation balances and capital lease obligations. Interest income for the three months ended April 30, 1999 increased $14 million over the same period of the prior year and was primarily attributable to increases in cash, cash equivalents and short-term investments.

The provision for income taxes as a percentage of income before income taxes was 42.5% for the three months ended April 30, 1999 compared to 46.2% for the same period of the prior year. The lower effective tax rate is primarily attributable to the lower tax rate on the gain on sale of NSI common stock as compared to the overall effective tax rate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity continue to be funds provided by operations and the five-year revolving credit facility. In addition, the proceeds from the sale of NSI common stock has provided an additional source of liquidity for the Company. At April 30, 1999 and 1998, there were no borrowings outstanding under the credit facility and cash and cash-equivalents and short-term investments totaled $1,278 million and $234 million, respectively.

Cash flows generated from operating activities were $132 million for the three months ended April 30, 1999 compared to a use of cash from operating activities of $35 million for the same period of the prior year. The Company actively monitors receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows generated from investing activities were $237 million for the three months ended April 30, 1999 compared to a use of cash of $55 million for the same period of the prior year. For the three months ended April 30, 1999, cash was primarily generated from the sale of shares of NSI common stock and used to purchase investments in debt and equity securities and acquire businesses.

The Company used $10 million in cash from financing activities for the three months ended April 30, 1999 compared to a source of cash of $56 million for the same period for the prior year. The primary use of cash was for repurchases of the Company's common stock.

The Company's existing cash, cash equivalents, short-term investments, cash flows from operations and borrowing capacity are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures and future long-term debt requirements. In addition, acquisitions and equity investments in the future are expected to be financed from operations and borrowing capacity and from sales of the Company's common stock.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

FORWARD-LOOKING INFORMATION

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and its officers with respect to, among other things, trends affecting the Company's financial condition or results of operation and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in the Company's 1999 Annual Report on Form 10-K. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

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

        IT SYSTEMS -- The Company has established a six-phase program intended to ensure that its IT systems are Year 2000 compliant. IT systems include internally developed software, software obtained from third parties, databases, mainframe computers, servers, and network and related hardware. Phases one through four of the program, which have been completed, consist of planning the project, increasing internal awareness of Year 2000 issues, developing and assessing an inventory of IT systems for Year 2000 issues and renovating impacted IT systems. Phases five and six, expected to be completed during the third quarter of the Company's fiscal year 2000, consist of testing impacted IT systems and implementing the appropriate solutions for any identified problems. The Company completed the remediation of its critical internal systems, including its internal core financial accounting systems, and those systems are currently in use for the Company's fiscal year 2000 that began on February 1, 1999. The Company has also implemented a Company-wide program to test and, if necessary, replace computer desktops, laptops and internal communications network equipment and associated software. In addition, the Company's subsidiaries that do not use the core financial accounting systems of the Company are testing and remediating their internal systems for Year 2000 issues. As of this date, no matters have come to the attention of management that would indicate that these subsidiaries will not meet their plan to be Year 2000 compliant.

        NON-IT SYSTEMS -- The Company has inventoried and assessed its non-IT systems in Company-owned or controlled facilities that may contain embedded technology, such as those found in elevators, telephone systems and security and access systems. Company-owned or controlled sites are typically the largest sites and although they represent only 6% of the Company's facilities in number, these sites serve 45% of the Company's workforce. To date, 90% of systems identified as having Year 2000 issues have been remediated or replaced. On-going remediation is scheduled for a few remaining systems; however, these systems are not critical and are not expected to cause an interruption to the Company's business continuity.

        The Company has engaged in communications with its lessors and customers regarding Year 2000 issues with non-IT systems in leased or customer facilities and has provided its lessors with Year 2000 awareness information regarding embedded systems. The scope of the Company's involvement varies depending upon access to the facility and the extent of cooperation received from the lessors and customers. Due to the difficulty encountered in receiving timely and complete responses from certain lessors to its inquiries, the Company intends to pursue inventory, assessment, remediation and risk evaluation of identified critical leased facilities through the end of calendar 1999. The Company cannot control Year 2000 compliance in leased and customer facilities and must depend upon the cooperation of these third parties. Based upon representations of lessors received to date, the Company has not identified any critical issues related to non-IT systems that would cause a material interruption to its business.

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

        IMPACT ON INTERNATIONAL OPERATIONS -- As of April 30, 1999, approximately 8% of consolidated revenues was derived from the Company's international operations, primarily in Venezuela and to a lesser extent, the United Kingdom. In addition, the majority of the revenues in Venezuela were derived from one customer. Foreign countries and businesses located within these countries may not be applying adequate resources to address the Year 2000 issue. In addition, the status of Year 2000 readiness in such countries can be difficult to ascertain. To the extent that foreign countries and businesses are not Year 2000 compliant, the Company's international operations may be adversely affected.

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

        YEAR 2000 REMEDIATION COSTS -- The Company currently has varied procedures for tracking costs and a formalized process for reporting costs associated with remediating internal IT and non-IT systems. All costs, except long-lived assets, are expensed as incurred. These costs include the cost of system replacements, hardware, software, internal labor and outside consulting and programming services. To date, the Company has spent approximately $8 million on this remediation which includes amounts expensed and amounts spent for capital assets. The Company expects to spend approximately $8 million to complete its internal remediation efforts. The majority of the future costs relate to replacement of hardware.

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

        During the three months ended April 30, 1999, the Company expanded its investment policy to allow for investments in additional types of instruments, such as asset-backed securities and mortgage-backed securities, and to extend maximum maturity dates.

        At April 30, 1999 the Company's exposure to market risk when compared to the fiscal year ended January 31, 1999 changed in the following manner:

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, short and long-term receivables and long-term debt obligations. Interest rate risk remained relatively consistent with amounts disclosed in the Company's 1999 Annual Report on Form 10-K except for the following:

(i) INTESA had outstanding short-term bank borrowings of approximately $18 million dollars. Due to the high rate of inflation and the economy in Venezuela, interest rates on the bank borrowings range from 27% to 34% per year.

(ii) In connection with the sale of shares of NSI common stock, the Company received cash proceeds of $729 million. These funds are invested in cash equivalents and short-term investments.

FOREIGN CURRENCY RISK

There were no material changes from January 31, 1999.

EQUITY PRICE RISK

Investments in equity securities increased approximately $39 million due to unrealized gains on an available-for-sale equity security.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - See Exhibit Index.

(b)     Reports on Form 8-K.

During the fiscal quarter for which this report is filed, the following report(s) on Form 8-K were filed by the Registrant:

        (i) Form 8-K/A filed May 4, 1999, Item 4, Changes in Registrant's Certifying Accountant

        (ii)    Form 8-K filed April 14, 1999, Item 5, Other events

        (iii) Form 8-K filed February 17, 1999, Item 2, Acquisitions or Dispositions of Assets

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCIENCE APPLICATIONS
                                        INTERNATIONAL CORPORATION

Date: June 14, 1999                     /s/ W. A. Roper
                                        ----------------------------------------
                                        Senior Vice President and
                                        Chief Financial Officer and
                                        as a duly authorized officer

                                  EXHIBIT INDEX
                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                       FISCAL QUARTER ENDED APRIL 30, 1999

     Exhibit                                      Sequential
       No.      Description of Exhibits            Page No.
     -------    -----------------------           ----------
        27      Financial Data Schedule