Form 10-Q
period 1999-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1999-09-14
CIK 353394

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
                                       OR

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

                    As of August 31, 1999, the registrant had 235,780,420 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 301,460 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 ---------------------------------       ----------------------------------
                                                 JULY 31, 1999       JULY 31, 1998       JULY 31, 1999       JULY 31, 1998
                                                 -------------       -------------       -------------       -------------
Revenues                                          $ 1,361,284         $ 1,192,156         $ 2,545,290         $ 2,200,536

Costs and expenses:
   Cost of revenues                                 1,054,230             957,493           1,965,126           1,756,437
   Selling, general and
    administrative expenses                           207,258             158,547             400,168             298,403
                                                  -----------         -----------         -----------         -----------
Operating income                                       99,796              76,116             179,996             145,696

Non-operating income (expense):
   Interest expense                                    (7,225)            (10,968)            (15,819)            (14,726)
   Interest income                                     13,206               4,899              29,751               7,444
   Other income (expense), net                         (1,963)                558              (2,125)             (1,927)
   Gain on sale of subsidiary common stock                                                    698,374
   Minority interest in income
    of consolidated subsidiaries                       (8,461)             (3,514)            (14,961)             (6,128)
                                                  -----------         -----------         -----------         -----------

Income before income taxes                             95,353              67,091             875,216             130,359
Provision for income taxes                             32,648              30,996             364,090              60,226
                                                  -----------         -----------         -----------         -----------
Net income                                        $    62,705         $    36,095         $   511,126         $    70,133
                                                  ===========         ===========         ===========         ===========

Earnings per share:
    Basic                                         $       .26         $       .16         $      2.17         $       .32
                                                  ===========         ===========         ===========         ===========

    Diluted                                       $       .24         $       .15         $      2.00         $       .29
                                                  ===========         ===========         ===========         ===========

Common equivalent shares:
    Basic                                             238,176             222,933             235,730             218,787
                                                  ===========         ===========         ===========         ===========

    Diluted                                           256,657             241,761             254,782             237,151
                                                  ===========         ===========         ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                                               JULY 31, 1999      JANUARY 31, 1999
                                                                               -------------      ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $   288,527         $   389,026
     Restricted cash                                                                  4,277              16,396
     Short-term investments                                                         516,652             118,808
     Receivables                                                                  1,025,846           1,139,809
     Inventories                                                                     12,134              16,096
     Prepaid expenses and other current assets                                       43,199              60,226
     Deferred income taxes                                                          174,514             136,164
                                                                                -----------         -----------
         Total current assets                                                     2,065,149           1,876,525

Property and equipment (less accumulated depreciation
     of $293,356 and $241,615 at July 31, 1999
     and January 31, 1999, respectively)                                            342,375             309,578
Land and buildings (less accumulated depreciation of
     $33,853 and $29,525 at July 31, 1999
     and January 31, 1999, respectively)                                            225,836             186,462
Goodwill (less accumulated amortization of
     $91,175 and $81,763 at July 31, 1999
     and January 31, 1999, respectively)                                            219,800              95,414
Other intangible assets (less accumulated amortization of
     $27,462 and $19,407 at July 31, 1999
     and January 31, 1999, respectively)                                             74,090              77,259
Prepaid pension assets                                                              474,802             456,803
Other assets                                                                        204,216             170,505
                                                                                -----------         -----------
                                                                                $ 3,606,268         $ 3,172,546
                                                                                ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                   $   728,868         $ 1,084,202
     Accrued payroll and employee benefits                                          296,702             309,421
     Income taxes payable                                                           175,725              65,547
     Notes payable and current portion of long-term debt                             54,807              47,882
                                                                                -----------         -----------
         Total current liabilities                                                1,256,102           1,507,052

Long-term debt, net of current portion                                              129,011             143,051
Deferred income taxes                                                                82,480             100,489
Other long-term liabilities                                                         358,221             318,002
Commitments and contingencies (Note K)
Minority interest in consolidated subsidiaries                                       69,940              19,350
Stockholders' equity:
     Common stock:
        Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding 235,364 shares and 226,387 shares at
         July 31, 1999 and January 31, 1999, respectively)                            2,354               2,264
        Class B, $.05 par value, 5,000 shares authorized;
         issued and outstanding (301 shares and 303 shares at
         July 31, 1999 and January 31, 1999, respectively)                               15                  15
     Additional paid-in capital                                                   1,018,725             834,757
     Retained earnings                                                              699,819             271,379
     Other stockholders' equity                                                     (23,763)            (23,928)
     Accumulated other comprehensive income                                          13,364                 115
                                                                                -----------         -----------

           Total stockholders' equity                                             1,710,514           1,084,602
                                                                                -----------         -----------
                                                                                $ 3,606,268         $ 3,172,546
                                                                                ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                  SIX MONTHS ENDED
                                                                           -------------------------------
                                                                           JULY 31, 1999     JULY 31, 1998
                                                                           -------------     -------------
Cash flows from operating activities:
    Net income                                                               $ 511,126         $  70,133
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                            80,180            82,401
       Non-cash compensation                                                    68,806            39,319
       Gain on sale of subsidiary common stock                                (698,374)
       Other                                                                    23,986            14,038
       Increase (decrease) in cash, excluding effects of
             acquisitions, resulting from changes in:
         Receivables                                                           213,987            62,847
         Inventories                                                             2,639            (1,342)
         Prepaid expenses and other current assets                              26,751           (34,577)
         Progress payments                                                        (877)          (10,258)
         Deferred income taxes                                                 (61,790)           (8,104)
         Other assets                                                          (20,950)          (25,336)
         Accounts payable and accrued liabilities                             (379,124)         (132,277)
         Accrued payroll and employee benefits                                 (22,644)           (1,583)
         Income taxes payable                                                  149,446            (3,571)
         Other long-term liabilities                                            29,027            26,869
                                                                             ---------         ---------
                                                                               (77,811)           78,559
                                                                             ---------         ---------
Cash flows from investing activities:
    Expenditures for property and equipment                                    (75,889)          (25,373)
    Expenditures for land and buildings                                           (591)              (73)
    Acquisitions of businesses, net of cash acquired                          (217,462)             (812)
    Purchases of debt and equity securities available for sale                (402,288)          (39,316)
    Proceeds from sale of subsidiary common stock                              729,000
    Investments in affiliates                                                  (13,965)           (1,250)
    Purchase of debt securities held to maturity                                                  (6,007)
    Proceeds from sales of certain business assets                               3,165               833
    Proceeds from disposal of property and equipment                               258               215
                                                                             ---------         ---------
                                                                                22,228           (71,783)
                                                                             ---------         ---------
Cash flows from financing activities:
    Proceeds from notes payable and issuance of long-term debt                     731             5,008
    Payments of notes payable and long-term debt                                (4,200)           (1,402)
    Principal payments on capital lease obligations                            (17,809)          (11,705)
    Net proceeds from issuance of subsidiary common stock                        2,988             4,482
    Dividends paid to minority interest                                         (9,423)           (7,096)
    Sales of common stock                                                       58,404            97,505
    Repurchases of common stock                                                (76,525)          (43,595)
                                                                             ---------         ---------
                                                                               (45,834)           43,197
                                                                             ---------         ---------

Effect of exchange rate changes on cash                                            918            (1,687)
                                                                             ---------         ---------

Decrease in cash and cash equivalents                                         (100,499)          (48,286)
Cash and cash equivalents at beginning of period                               389,026           189,387
                                                                             ---------         ---------
Cash and cash equivalents at end of period                                   $ 288,527         $ 237,673
                                                                             =========         =========

Supplemental schedule of non-cash investing and financing activities:
    Shares of common stock exchanged upon exercise of stock options          $  24,067         $  15,522
                                                                             =========         =========
    Capital lease obligations for property and equipment                     $  10,978         $  17,718
                                                                             =========         =========

    Fair value of assets acquired in acquisitions                            $ 300,252         $     812
    Cash paid in acquisitions                                                 (231,302)             (812)
    Issuance of common stock for assets acquired                                (3,717)               --
                                                                             ---------         ---------
    Liabilities assumed in acquisitions                                      $  65,233         $      --
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

Certain amounts from the three and six months ended July 31, 1998 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three and six months ended July 31, 1999.

In the opinion of management, the unaudited financial information as of July 31, 1999 and for the three and six months ended July 31, 1999 and 1998 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1999 Annual Report on Form 10-K.

On April 9, 1999, the Company's Board of Directors approved a 4-for-1 stock split of the Company's Class A Common Stock which was approved by the stockholders on July 9, 1999 at the 1999 Annual Stockholders Meeting and became effective August 31, 1999 for stockholders of record at that date. Stockholders' equity has been retroactively restated to reflect the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in-capital to common stock. All share and per-share data in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been retroactively restated to reflect the stock split for all periods presented.

NOTE B - ACQUISITIONS AND INVESTMENTS IN AFFILIATES:

Acquisitions of certain business assets and companies have been accounted for by the purchase method of accounting. The operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net identifiable assets acquired has been allocated to goodwill. Acquisitions completed in the six months ended July 31, 1999 are not considered significant business combinations and, therefore, pro forma financial information is not presented. The aggregate effect of these acquisitions was not material to the Company's consolidated financial statements.

NOTE C - INVESTMENTS IN DEBT AND EQUITY SECURITIES:

The aggregate market value, cost basis and net unrealized gain of the available-for-sale securities were $579,000,000, $549,000,000 and $30,000,000 at
July 31, 1999, respectively. Other assets include $72,000,000 of the available-for-sale securities as of July 31, 1999.

NOTE D - RECEIVABLES:

Receivables include $16,242,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at July 31, 1999.

NOTE E - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:


                                                                      JULY 31, 1999
                                                                      -------------
                                                                      (IN THOUSANDS)
Inventories:
  Contracts-in-process                                                   $ 4,893
  Raw materials                                                            7,241
                                                                         -------
                                                                         $12,134
                                                                         =======

NOTE F - NOTES PAYABLE:

The Company has a five-year unsecured reducing revolving credit facility of $700,000,000 with a group of financial institutions which allow borrowings until August 2002. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at July 31, 1999 and the entire $700,000,000 was available. Financial covenants required by the credit facility have been maintained as of July 31, 1999.

NOTE G - BUSINESS SEGMENT INFORMATION:

The following table summarizes interim segment information:


                                                   THREE MONTHS ENDED JULY 31             SIX MONTHS ENDED JULY 31
                                                -------------------------------         -----------------------------
                                                    1999                1998               1999               1998
                                                -----------         -----------         ----------        -----------
                                                                           (IN THOUSANDS)
Revenues:
   Regulated                                    $   717,240         $   623,986         $1,364,244        $ 1,185,445
   Non-Regulated                                    555,983             494,429          1,033,064            888,365
                                                -----------         -----------         ----------        -----------
Total segment revenues                            1,273,223           1,118,415          2,397,308          2,073,810
   Corporate and other                               88,061              73,741            147,982            126,726
                                                -----------         -----------         ----------        -----------
Total consolidated revenues                     $ 1,361,284         $ 1,192,156         $2,545,290        $ 2,200,536
                                                ===========         ===========         ==========        ===========

Income (loss) before income taxes:
    Regulated                                   $    45,105         $    38,882         $   86,569        $    74,287
    Non-Regulated                                    50,848              49,746             92,818             90,452
                                                -----------         -----------         ----------        -----------
Total segment income before income taxes             95,953              88,628            179,387            164,739
    Corporate and other                                (600)            (21,537)           695,829            (34,380)
                                                -----------         -----------         ----------        -----------
Total income before income taxes                $    95,353         $    67,091         $  875,216        $   130,359
                                                ===========         ===========         ==========        ===========


For the six months ended July 31, 1999, income before income taxes for the Corporate and other segment includes the gain on the sale of NSI Class A Common Stock as discussed in Note J.

NOTE H - COMPREHENSIVE INCOME:

Comprehensive income, which combines net income, unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, consisted of the following:


                                                THREE MONTHS ENDED JULY 31          SIX MONTHS ENDED JULY 31
                                                --------------------------         --------------------------
                                                  1999              1998              1999              1998
                                                --------         ---------         ---------         --------
                                                                       (IN THOUSANDS)
Net income                                      $ 62,705         $  36,095         $ 511,126         $ 70,133
Other comprehensive income, net of tax:
   Unrealized gain on securities, net of
   reclassification adjustment                    (7,349)            2,097            13,848            5,989
   Foreign currency translation adjustments         (221)             (751)             (599)          (1,098)
                                                --------         ---------         ---------         --------
                                                  (7,570)            1,346            13,249            4,891
                                                --------         ---------         ---------         --------
                                                $ 55,135         $  37,441         $ 524,375         $ 75,024
                                                ========         =========         =========         ========

NOTE I - EARNINGS PER SHARE (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per-share amounts):


                                               THREE MONTHS ENDED JULY 31          SIX MONTHS ENDED JULY 31
                                              ---------------------------         ---------------------------
                                                 1999              1998              1999              1998
                                              ---------         ---------         ---------         ---------
BASIC EPS:
Net income                                    $  62,705         $  36,095         $ 511,126         $  70,133
Effect of:
  Subsidiary preferred stock dividends             (369)             (375)             (720)             (688)
                                              ---------         ---------         ---------         ---------
Net income available to common
  stockholders, as adjusted                   $  62,336         $  35,720         $ 510,406         $  69,445
                                              ---------         ---------         ---------         ---------

Weighted average shares                         238,176           222,933           235,730           218,787
                                              ---------         ---------         ---------         ---------
Basic EPS                                     $     .26         $     .16         $    2.17         $     .32
                                              =========         =========         =========         =========

DILUTED EPS:
Net income                                    $  62,705         $  36,095         $ 511,126         $  70,133
Effect of:
  Subsidiary preferred stock dividends             (369)             (375)             (720)             (688)
  Majority-owned subsidiary's
    dilutive securities                            (110)              (77)              (91)             (203)
                                              ---------         ---------         ---------         ---------
Net income available to common
  stockholders, as adjusted                   $  62,226         $  35,643         $ 510,315         $  69,242
                                              ---------         ---------         ---------         ---------

Weighted average shares                         238,176           222,933           235,730           218,787
Effect of:
  Stock options                                  18,098            17,914            18,621            17,440
  Other stock awards                                383               914               431               924
                                              ---------         ---------         ---------         ---------
Weighted average shares, as adjusted            256,657           241,761           254,782           237,151
                                              ---------         ---------         ---------         ---------
Diluted EPS                                   $     .24         $     .15         $    2.00         $     .29
                                              =========         =========         =========         =========


NOTE J - SALE OF SUBSIDIARY COMMON STOCK:

On February 12, 1999, the Company's NSI subsidiary completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share and received proceeds, net of underwriters' commissions, of $729,000,000 and recognized a gain on the sale of $698,374,000. On March 23, 1999, NSI completed a two-for-one stock split of its Class A Common Stock and Class B Common Stock. After the stock split, the Company held 14,850,000 shares of NSI Class B Common Stock, which are entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. On
June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which are entitled to one vote per share, thereby reducing its voting power to 44.7%.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On February 12, 1999, the Company's subsidiary, NSI, completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share and received proceeds, net of underwriter's commissions, of $729 million and recognized a gain on the sale of approximately $698 million. On March 23, 1999, NSI completed a two-for-one stock split of its Class A Common Stock and Class B Common Stock. After the stock split, the Company held 14,850,000 shares of NSI Class B Common Stock, which are entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. On June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which are entitled to one vote per share thereby reducing its voting power to 44.7%. With the current composition of the NSI Board of Directors, the Company is deemed to control the Board and, therefore, is required under existing accounting literature to consolidate NSI's financial statements.

On April 9, 1999, the Company's Board of Directors approved a 4-for-1 stock split of the Company's Class A Common Stock which was approved by the stockholders on July 9, 1999 at the 1999 Annual Stockholders Meeting and became effective August 31, 1999 for stockholders of record at that date. Class B Common Stock was not split but had its relative voting and other rights increased to maintain the relative rights of the Class A Common Stock and Class B Common Stock.

RESULTS OF OPERATIONS

Revenues for the three and six months ended July 31, 1999 increased 14% and 16%, respectively, compared to the same period of the prior year. Regulated segment revenues as a percentage of consolidated revenues remained constant at 53% and 54% for the three and six months ended July 31, 1999, respectively, compared to 52% and 54% for the same periods of the prior year. Non-Regulated segment revenues as a percentage of consolidated revenues also remained constant at 41% for the three and six months ended July 31, 1999 compared to 41% and 40% for the same periods of the prior year. On an absolute basis, Regulated and Non-Regulated segment revenues increased 15% and 12% for the three months ended July 31, 1999 and increased 15% and 16%, respectively, for the six months ended July 31, 1999 over the same periods of the prior year. Telcordia, NSI and INTESA primarily drove the growth in the Non-Regulated segment. For the three and six months ended July 31, 1999, Regulated segment revenues from the Company's principal customer, the U.S. Government, continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost service type contracts.

Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At July 31, 1999, the Company had approximately 36,100 full-time employees compared to approximately 30,900 at July 31, 1998. Material and subcontract ("M&S") revenues were $273 million and $459 million for the three and six months ended July 31, 1999, respectively, compared to $219 million and $383 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 20% and 18% for the three and six months ended July 31, 1999, respectively, compared to 18% and 17% for the same periods of the prior year.

The percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts decreased to 41% for the six months ended July 31, 1999 compared to 43% for the same period of the prior year. For the year ended January 31, 1999, revenues from FFP contracts were 39%. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 24% and 19% of revenues for the six months ended July 31, 1999 and 1998, respectively, while cost reimbursement contracts were 35% and 38% for the same periods, respectively.

The cost of revenues as a percentage of revenues decreased to 77.4% and 77.2% for the three and six months ended July 31, 1999, respectively, compared to 80.3% and 79.8% for the same periods of the prior year. The decrease reflects generally improved operating performance and margins at Telcordia and margin improvements at NSI related to achieving economies of scale due to the growth of NSI's subscription-based domain name registration business. Cost of revenues as a percentage of revenues, excluding Telcordia, NSI and INTESA was 88.3% and 87.9% for the three and six months ended July 31, 1999 compared to 88.3% and 88.0% for the same periods of the prior year.

SG&A expenses as a percentage of revenues were 15.2% and 15.7% for the three and six months ended July 31, 1999, respectively compared to 13.3% and 13.6% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), marketing, bid and proposal ("B&P"), and independent research and development ("IR&D") expenses. G&A costs as a percentage of revenues remained relatively constant at 6.8% and 7.2% for the three and six months ended July 31, 1999, respectively, compared to 6.8% and 7.0% for the same periods of the prior year. Marketing and B&P costs have increased to 6.2% of revenues for the three and six months ended July 31, 1999 compared to 4.8% and 5.0% for the same periods of the prior year and were primarily driven by higher marketing and proposal costs at Telcordia and NSI. IR&D costs have historically fluctuated depending on the stage of development for various hardware and software systems and have increased to 2.3% of revenues for the three and six months ended July 31, 1999 compared to 1.7% and 1.6%, respectively, for the same periods of the prior year and were primarily driven by Telcordia and NSI.

Operating profit margins (income before income taxes as a percentage of revenues) by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Regulated segment remained constant at 6% for the three and six months ended July 31, 1999, and 1998. In the Non-Regulated segment, operating profit margin was 9% for the three and six months ended July 31, 1999, compared to 10% for the same periods of the prior year.

Interest expense for the three and six months ended July 31, 1999 and 1998 primarily relates to interest on the Company's outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. Interest income for the three and six months ended July 31, 1999 increased $8 and $22 million, respectively, over the same period of the prior year and was primarily attributable to increases in cash, cash equivalents and short-term investments which resulted from the proceeds from the sale of NSI common stock.

The provision for income taxes as a percentage of income before income taxes was 34.2% and 41.6% for the three and six months ended July 31, 1999, respectively, compared to 46.2% for the same periods of the prior year. The lower effective tax rate for the three and six months ended July 31, 1999 reflects the preliminary resolution of certain tax positions related to the Company's on-going appeals process with the IRS for fiscal years 1988 through 1993. In addition, a lower tax rate on the gain on the sale of NSI common stock reduces the overall effective tax rate for the six months ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity continue to be funds provided by operations and the five-year revolving credit facility. In addition, the proceeds from the sale of NSI common stock has provided an additional source of liquidity for the Company. At July 31, 1999 and 1998, there were no borrowings outstanding under the credit facility and cash and cash-equivalents and short-term investments totaled $805 million and $317 million, respectively.

Cash flows used in operating activities were $78 million for the six months ended July 31, 1999 compared to a use of cash from operating activities of $79 million for the same period of the prior year. The Company actively monitors receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows generated from investing activities were $22 million for the six months ended July 31, 1999 compared to a use of cash of $72 million for the same period of the prior year. For the six months ended July 31, 1999, cash was primarily generated from the sale of shares of NSI common stock and used to purchase investments in debt and equity securities and acquire businesses.

The Company used $46 million in cash from financing activities for the six months ended July 31, 1999 compared to a source of cash of $43 million for the same period for the prior year. The primary use of cash was for repurchases of the Company's common stock.

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

IT SYSTEMS -- The Company has established a six-phase program intended to ensure that its IT systems are Year 2000 compliant. The six phases consist of planning the project, increasing internal awareness of Year 2000 issues, developing and assessing an inventory of

IT systems for Year 2000 issues, renovating impacted IT systems, testing impacted IT systems and implementing the appropriate solutions for any identified problems. IT systems include internally developed software, software obtained from third parties, databases, mainframe computers, servers, and network and related hardware. All phases of the program have been substantially completed with the exception of testing and implementing solutions for identified problems of three systems which are expected to be completed by the end of Calendar 1999.

Except for the three systems noted, the Company completed the remediation of its critical internal systems, including its internal core financial accounting systems, and those systems are currently in use for the Company's fiscal year 2000 that began on February 1, 1999. The Company has also implemented a Company-wide program to test and, if necessary, replace computer desktops, laptops and internal communications network equipment and associated software. In addition, the Company's subsidiaries that do not use the core financial accounting systems of the Company have substantially completed testing and remediating their internal systems for Year 2000 issues. As of this date, no matters have come to the attention of management that would indicate that these subsidiaries will not meet their plan to be Year 2000 compliant.

NON-IT SYSTEMS -- The Company has inventoried and assessed its non-IT systems in Company-owned or controlled facilities that may contain embedded technology, such as those found in elevators, telephone systems and security and access systems. Company-owned or controlled sites are typically the largest sites and although they represent only 6% of the Company's facilities in number, these sites serve 45% of the Company's workforce. To date, 92% of systems identified as having Year 2000 issues have been remediated or replaced. On-going remediation is scheduled for a few remaining systems; however, these systems are not critical and are not expected to cause an interruption to the Company's business continuity.

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

BUSINESS PARTNER AND CUSTOMER YEAR 2000 IMPACTS -- The Company's operations are dependent to varying degrees on the Year 2000 compliance of its business partners. Its significant business partners include, but are not limited to, the Company's suppliers and subcontractors, utility companies, banking partners, payroll processing vendor, insurance and benefit providers, the retirement plans' fund managers and trustees, and property management firms. The Company has initiated communications with its business partners and is reviewing the websites and public filings with the Securities and Exchange Commission of its business partners to determine their Year 2000 readiness and the extent to which the Company is vulnerable to their failure to be Year 2000 compliant. Although the Company has made inquiries of most of its business partners, this effort has not been completed and the Company has not received responses from all contacted business partners. However, to date, the Company is not aware of any material exposure to Year 2000 problems attributable to its business partners. The Company continues to monitor the Year 2000 readiness of its business partners in order to assess its own state of readiness and develop appropriate contingency plans. In addition, in certain circumstances, the Company has upgraded software and systems to address Year 2000 compatibility issues with its business partners. The ability of the Company's business partners to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that its business partners and other third parties will be Year 2000 compliant or that the systems of such third parties will be compatible with the Company's systems. Failure of such third party systems to be compliant or compatible could have a material adverse effect on the Company's results of operations and ability to do business.

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

IMPACT ON INTERNATIONAL OPERATIONS -- As of July 31, 1999, approximately 7% of consolidated revenues was derived from the Company's international operations, primarily in Venezuela and to a lesser extent, the United Kingdom. In addition, the majority of the revenues in Venezuela were derived from one customer. Foreign countries and businesses located within these countries may not be applying adequate resources to address the Year 2000 issue. In addition, the status of Year 2000 readiness in such countries can be difficult to ascertain. To the extent that foreign countries and businesses are not Year 2000 compliant, the Company's international operations may be adversely affected.

PRODUCTS AND SERVICES -- The Company's Telcordia subsidiary derives significant revenues from the licensing of its software and from the sale of software development, maintenance and other services associated with its software. These software products are used in the network operations and support of telecommunications carriers and other communications services providers in the United States and foreign countries. Telcordia has completed its assessment and remediation program for its proprietary software products and has substantially completed testing of these products. Telecordia expects to finish testing during the third quarter of 1999. The Company has also implemented an on-going program to assess its exposure, if any, with respect to its other products and services. To date, no matters concerning Year 2000 compliance issues for the Company's products and services have come to the attention of the Company's management that are expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

YEAR 2000 REMEDIATION COSTS -- The Company currently has varied procedures for tracking costs and a formalized process for reporting costs associated with remediating internal IT and non-IT systems. All costs, except long-lived assets, are expensed as incurred. These costs include the cost of system replacements, hardware, software, internal labor and outside consulting and programming services. To date, the Company has spent approximately $10 million on this remediation which includes amounts expensed and amounts spent for capital assets. The Company expects to spend approximately $6 million to complete its internal remediation efforts. The majority of the future costs relate to replacement of hardware.

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

CONTINGENCY PLANS -- The Company has developed a common approach to contingency planning which is being used to develop contingency plans for its IT and non-IT systems, focusing on the Company's internal systems and its dependence on its business partners, suppliers and vendors. The Company has developed drafts of the contingency plan which address the core IT systems, non-IT systems including power and communications and the Company's dependence on its key business partners. Management is reviewing these drafts and expects to have its contingency plans completed by the end of October 1999. In addition, the Company's common approach to contingency planning is being utilized by the Company's operating groups to assist in the development of a company-wide contingency plan. Due to the potentially far reaching consequences of the Year 2000 problem and the speculative nature of contingency planning, it is uncertain whether the Company's contingency plans, once developed, will adequately address the impacts of Year 2000 problems on the Company's operations.

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

During the six months ended July 31, 1999, the Company expanded its investment policy to allow for investments in additional types of instruments, such as asset-backed securities and mortgage-backed securities, and to extend maximum maturity dates.

At July 31, 1999, the Company's exposure to market risk when compared to the fiscal year ended January 31, 1999 changed in the following manner:

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, short and long-term receivables and long-term debt obligations. Interest rates remained relatively consistent with amounts disclosed in the Company's 1999 Annual Report on Form 10-K. However, the Company invested the majority of the $729 million proceeds from the sale of shares of NSI common stock in cash equivalents and short-term investments, which in turn increased the amount of assets subject to market risk due to interest rate changes.

FOREIGN CURRENCY RISK

There were no material changes from January 31, 1999.

EQUITY PRICE RISK

Investments in equity securities increased approximately $30 million due to unrealized gains on an available-for-sale equity security.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the registrant was held on July 9, 1999.

(b) All of the Directors nominated by management in registrant's 1999 Proxy Statement were elected and no solicitation in opposition to management's nominees was made.

(c) At the Annual Meeting, the stockholders of the registrant approved the following:

      (i) the election of the following Directors by the votes set forth below:

                                 Number of Votes of Common Stock
                                ---------------------------------
                                                        Withhold
      Director                      For                 Authority
      --------                      ---                 ---------
      J. R. Beyster             47,834,916              696,823
      W. A. Downing             46,168,481              696,823
      A. K. Jones               46,251,839              696,823
      J. W. McRary              44,373,419              696,823
      S. D. Rockwood            46,133,369              696,823
      L. A. Simpson             46,443,128              696,823
      R. C. Smith               46,364,074              696,823
      J. P. Walkush             45,908,017              696,823

      (ii) proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 100,000,000 shares to 1,000,000,000 shares with 45,198,280 shares of the
      Class A Common Stock and Class B Common Stock voting together as a single class voting for the proposal, 1,364,032 shares voting against and 319,168 shares abstaining and 44,297,210 shares of the Class A Common Stock voting as a separate class voting for the proposal, 1,244,775 shares voting against and 317,895 shares abstaining.

      (iii) proposal to amend the Company's Restated Certificate of Incorporation to split each outstanding share of Class A Common Stock into four shares of Class A Common Stock with 45,456,497 shares of the Class A Common Stock and Class B Common Stock voting together as a single class voting for the proposal, 1,184,175 shares voting against and 240,807 shares abstaining and 44,554,655 shares of the Class A Common Stock voting as a separate class voting for the proposal, 1,065,452 shares voting against and 239,773 shares abstaining.

      (iv) proposal to amend the Company's Restated Certificate of Incorporation to increase the relative voting rights of each share of Class B Common Stock to maintain the relative rights of the Class A Common Stock and Class B Common Stock with 45,111,360 shares of the Class A Common Stock and Class B Common Stock voting together as a single class voting for the proposal, 1,306,452 shares voting against and 463,667 shares abstaining and 44,247,561 shares of the Class A Common Stock voting as a separate class voting for the proposal, 1,150,277 shares voting against and 462,041 shares abstaining.

      (v) proposal to amend the Company's Restated Certificate of Incorporation to clarify the treatment of employees of the Company's subsidiaries under the Company's right of repurchase upon termination of affiliation pursuant to Article Fourth with 45,160,231 shares of the Class A Common Stock and Class B Common Stock voting together as a single class voting for the proposal, 1,204,912 shares voting against and 516,336 shares abstaining and 44,299,482 shares of the Class A Common Stock voting as a separate class voting for the proposal, 1,048,867 shares voting against and 511,531 shares abstaining.

      (vi) proposal to approve the 1999 Stock Incentive Plan with 45,158,579 shares voting for the plan, 976,434 shares voting against and 746,467 shares abstaining; and

      (vii) proposal to approve the restatement of the 1984 Bonus Compensation Plan with 44,512,373 shares voting for the plan, 1,311,798 shares voting against and 1,057,309 shares abstaining.

(d)   Not applicable.


ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - See Exhibit Index.

(b)   Reports on Form 8-K.

   During the fiscal quarter for which this report is filed, the following report(s) on Form 8-K were filed by the Registrant:

      (i) Form 8-K filed September 13, 1999, Item 5, Other events and Item 7, Financial Statements and Exhibits

      (ii) Form 8-K filed July 14, 1999, Item 5, Other events

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SCIENCE APPLICATIONS
                                       INTERNATIONAL CORPORATION



Date:  September 14, 1999              /s/  W. A. Roper
                                       -----------------------------------------
                                       Senior Vice President and
                                       Chief Financial Officer and
                                       as a duly authorized officer

                                  EXHIBIT INDEX
                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                       FISCAL QUARTER ENDED JULY 31, 1999



Exhibit                                                              Sequential
  No.             Description of Exhibits                             Page No.
------            -----------------------                            ----------
27              Financial Data Schedule

s