Form 10-Q
period 1999-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 1999-12-15
CIK 353394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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


                            10260 CAMPUS POINT DRIVE
                           SAN DIEGO, CALIFORNIA 92121
                                 (858) 826-6000
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

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

          As of November 30, 1999, the registrant had 235,643,986 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 295,734 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                ----------------------------      ----------------------------
                                                OCTOBER 31,      OCTOBER 31,      OCTOBER 31,      OCTOBER 31,
                                                    1999             1998             1999            1998
                                                -----------      -----------      -----------      -----------
Revenues                                        $ 1,421,756      $ 1,226,832      $ 3,967,046      $ 3,427,368

Costs and expenses:
    Cost of revenues                              1,082,711          948,856        3,047,837        2,705,293
    Selling, general and
     administrative expenses                        237,544          179,354          637,712          477,757
                                                -----------      -----------      -----------      -----------
Operating income                                    101,501           98,622          281,497          244,318
Non-operating income (expense):
    Interest expense                                 (5,992)          (8,588)         (21,811)         (23,314)
    Interest income                                  11,525            6,001           41,276           13,445
    Other income, net                                20,890            3,478           18,765            1,551
    Gain on sale of subsidiary common stock                                           698,374
    Minority interest in income
     of consolidated subsidiaries                   (12,364)          (3,924)         (27,325)         (10,052)
                                                -----------      -----------      -----------      -----------

Income before income taxes                          115,560           95,589          990,776          225,948
Provision for income taxes                           48,073           48,415          412,163          108,641
                                                -----------      -----------      -----------      -----------
Net income                                      $    67,487      $    47,174      $   578,613      $   117,307
                                                ===========      ===========      ===========      ===========

Earnings per share:
    Basic                                       $       .28      $       .21      $      2.43      $       .53
                                                ===========      ===========      ===========      ===========

    Diluted                                     $       .26      $       .19      $      2.25      $       .49
                                                ===========      ===========      ===========      ===========


Common equivalent shares:
    Basic                                           239,666          223,958          238,458          220,354
                                                ===========      ===========      ===========      ===========


    Diluted                                         257,997          243,337          257,526          238,434
                                                ===========      ===========      ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                                              OCTOBER 31,      JANUARY 31,
                                                                                  1999             1999
                                                                              -----------      -----------
ASSETS
Current assets:
      Cash and cash equivalents                                               $   459,553      $   389,026
      Restricted cash                                                               5,211           16,396
      Short-term investments                                                      405,115          118,808
      Receivables                                                               1,216,647        1,139,809
      Inventories                                                                   8,640           16,096
      Prepaid expenses and other current assets                                    64,747           60,226
      Deferred income taxes                                                       192,063          136,164
                                                                              -----------      -----------
           Total current assets                                                 2,351,976        1,876,525

Property and equipment (less accumulated depreciation
      of $288,143 and $241,615 at October 31, 1999
      and January 31, 1999, respectively)                                         341,367          309,578
Land and buildings (less accumulated depreciation of
      $36,075 and $29,525 at October 31, 1999
      and January 31, 1999, respectively)                                         224,519          186,462
Goodwill (less accumulated amortization of
      $88,836 and $81,763 at October 31, 1999
      and January 31, 1999, respectively)                                         172,781           95,414
Other intangible assets (less accumulated amortization of
      $31,785 and $19,407 at October 31, 1999
      and January 31, 1999, respectively)                                          66,286           77,259
Prepaid pension assets                                                            483,802          456,803
Other assets                                                                      241,973          170,505
                                                                              -----------      -----------
                                                                              $ 3,882,704      $ 3,172,546
                                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                                $   928,593      $ 1,084,202
      Accrued payroll and employee benefits                                       378,851          309,421
      Income taxes payable                                                        171,395           65,547
      Notes payable and current portion of long-term debt                          51,214           47,882
                                                                              -----------      -----------
           Total current liabilities                                            1,530,053        1,507,052

Long-term debt, net of current portion                                            128,065          143,051
Deferred income taxes                                                              57,175          100,489
Other long-term liabilities                                                       325,153          318,002
Commitments and contingencies (Note K)
Minority interest in consolidated subsidiaries                                     79,597           19,350
Stockholders' equity:
      Common stock:
         Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding: 235,809 shares and 226,387 shares at
           October 31, 1999 and January 31, 1999, respectively                      2,358            2,264
         Class B, $.05 par value, 5,000 shares authorized;
           issued and outstanding: 296 shares and 303 shares at
           October 31, 1999 and January 31, 1999, respectively                         15               15
      Additional paid-in capital                                                1,059,064          834,757
      Retained earnings                                                           717,136          271,379
      Other stockholders' equity                                                  (36,497)         (23,928)
      Accumulated other comprehensive income                                       20,585              115
                                                                              -----------      -----------

            Total stockholders' equity                                          1,762,661        1,084,602
                                                                              -----------      -----------
                                                                              $ 3,882,704      $ 3,172,546
                                                                              ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                 ------------------------
                                                                                OCTOBER 31,    OCTOBER 31,
                                                                                   1999            1998
                                                                                -----------    -----------
Cash flows from operating activities:
    Net income                                                                   $ 578,613      $ 117,307
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                              160,444        124,798
        Non-cash compensation                                                       76,464         50,686
        Minority interest in income of consolidated subsidiaries                    27,562          8,632
        Gain on sale of subsidiary common stock                                   (698,374)
        Net gain on sale of certain business assets                                (24,572)        (3,775)
        Other                                                                       15,882          8,526
        Increase (decrease) in cash, excluding effects of acquisitions, resulting from changes in:
          Receivables                                                              (17,440)        38,274
          Inventories                                                                2,741           (564)
          Prepaid expenses and other current assets                                 (1,502)       (22,844)
          Progress payments                                                         (1,662)        (8,502)
          Deferred income taxes                                                   (107,720)       (52,039)
          Other assets                                                             (18,651)       (35,758)
          Accounts payable and accrued liabilities                                (152,589)      (125,467)
          Accrued payroll and employee benefits                                     60,064         76,827
          Income taxes payable                                                     158,763         38,114
          Other long-term liabilities                                                  420          2,353
                                                                                 ---------      ---------
                                                                                    58,443        216,568
                                                                                 ---------      ---------
Cash flows from investing activities:
    Expenditures for property and equipment                                       (112,354)       (47,698)
    Expenditures for land and buildings                                               (861)        (1,509)
    Acquisitions of businesses, net of cash acquired                              (219,665)          (500)
    Purchases of debt and equity securities available for sale                    (421,666)       (67,688)
    Proceeds from sale of debt and equity securities available for sale            121,229
    Proceeds from sale of subsidiary common stock                                  729,000
    Investments in affiliates                                                      (52,705)        (2,851)
    Proceeds from maturities (purchases) of debt securities held to maturity         8,000         (6,000)
    Proceeds from sales of certain business assets                                  65,051            864
    Proceeds from disposal of property and equipment                                   269            581
                                                                                 ---------      ---------
                                                                                   116,298       (124,801)
                                                                                 ---------      ---------
Cash flows from financing activities:
    Proceeds from notes payable and issuance of long-term debt                         773         14,372
    Payments of notes payable and long-term debt                                      (516)       (25,879)
    Principal payments on capital lease obligations                                (33,054)       (20,892)
    Net proceeds from subsidiary issuance of common stock                            3,725          5,116
    Dividends paid to minority interest                                             (9,423)        (7,096)
    Sales of common stock                                                           63,524        118,534
    Repurchases of common stock                                                   (127,961)       (88,213)
                                                                                 ---------      ---------
                                                                                  (102,932)        (4,058)
                                                                                 ---------      ---------

Effect of exchange rate changes on cash                                             (1,282)        (2,436)
                                                                                 ---------      ---------

Increase in cash and cash equivalents                                               70,527         85,273
Cash and cash equivalents at beginning of period                                   389,026        189,387
                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                       $ 459,553      $ 274,660
                                                                                 =========      =========

Supplemental schedule of non-cash investing and financing activities:
    Shares of common stock exchanged upon exercise of stock options              $  29,588      $  18,553
                                                                                 =========      =========
    Capital lease obligations for property and equipment                         $  18,985      $  36,555
                                                                                 =========      =========

    Fair value of assets acquired in acquisitions                                $ 307,191      $   1,487
    Cash paid in acquisitions                                                     (233,504)          (912)
    Issuance of common stock in acquisitions                                       (18,506)            --
                                                                                 ---------      ---------
    Liabilities assumed in acquisitions                                          $  55,181      $     575
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

Certain amounts from the three and nine months ended October 31, 1998 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three and nine months ended October 31, 1999.

In the opinion of management, the unaudited financial information as of October 31, 1999 and for the three and nine months ended October 31, 1999 and 1998 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1999 Annual Report on Form 10-K.

On April 9, 1999, the Company's Board of Directors approved a 4-for-1 stock split of the Company's Class A Common Stock which was approved by the stockholders on July 9, 1999 at the 1999 Annual Stockholders Meeting and became effective August 31, 1999 for stockholders of record at that date. Stockholders' equity has been retroactively restated to reflect the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from additional paid-in-capital to common stock. All share and per-share data in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been retroactively restated to reflect the stock split for all periods presented.

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

NOTE C - INVESTMENTS IN DEBT AND EQUITY SECURITIES:

The aggregate market value, cost basis and net unrealized gain of the available-for-sale securities were $490,750,000, $449,022,000 and $41,728,000 at
October 31, 1999, respectively. Other assets include $86,986,000 of the available-for-sale securities as of October 31, 1999.

NOTE D - RECEIVABLES:

Receivables include $36,037,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at October 31, 1999.

NOTE E - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                           OCTOBER 31, 1999
                                                           ----------------
                                                            (IN THOUSANDS)
Inventories:
   Contracts-in-process                                       $   3,735
   Raw materials                                                  4,905
                                                              ---------
                                                              $   8,640
                                                              =========

NOTE F - NOTES PAYABLE:

The Company has a five-year unsecured reducing revolving credit facility of $687,500,000 with a group of financial institutions which allow borrowings until August 2002 and which was recently reduced according to the original terms. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at October 31, 1999 and the entire $687,500,000 was available. Financial covenants required by the credit facility have been maintained as of October 31, 1999.

NOTE G - BUSINESS SEGMENT INFORMATION:

The following table summarizes interim segment information:


                                             THREE MONTHS ENDED OCTOBER 31     NINE MONTHS ENDED OCTOBER 31
                                             -----------------------------     ----------------------------
                                                 1999             1998            1999              1998
                                             -----------      -----------      -----------      -----------
                                                                    ( in thousands)
Revenues:
   Regulated                                 $ 1,047,346      $   876,402      $ 2,411,590      $ 2,061,847
   Non-Regulated                                 590,660          537,692        1,623,724        1,426,057
                                             -----------      -----------      -----------      -----------
Total segment revenues                         1,638,006        1,414,094        4,035,314        3,487,904
   Corporate and other                          (216,250)        (187,262)         (68,268)         (60,536)
                                             -----------      -----------      -----------      -----------
Total consolidated revenues                  $ 1,421,756      $ 1,226,832      $ 3,967,046      $ 3,427,368
                                             ===========      ===========      ===========      ===========


Income (loss) before income taxes:
    Regulated                                $    66,153      $    49,091      $   152,722      $   123,378
    Non-Regulated                                 78,926           72,569          171,744          163,021
                                             -----------      -----------      -----------      -----------
Total segment income before income taxes         145,079          121,660          324,466          286,399
    Corporate and other                          (29,519)         (26,071)         666,310          (60,451)
                                             -----------      -----------      -----------      -----------
Total income before income taxes             $   115,560      $    95,589      $   990,776      $   225,948
                                             ===========      ===========      ===========      ===========

For the nine months ended October 31, 1999, income before income taxes for the Corporate and other segment includes the gain on the sale of NSI Class A Common Stock as discussed in Note J.

NOTE H - COMPREHENSIVE INCOME:

Comprehensive income, which combines net income, unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, consisted of the following:


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            OCTOBER 31                    OCTOBER 31
                                                     ------------------------      ------------------------
                                                        1999           1998          1999            1998
                                                     ---------      ---------      ---------      ---------
                                                                         (IN THOUSANDS)
Net income                                           $  67,487      $  47,174      $ 578,613      $ 117,307
Other comprehensive income, net of tax:
    Unrealized gain/(loss) on securities, net of
         reclassification adjustment                     6,971           (859)        20,819          5,130
    Foreign currency translation adjustments               250           (307)          (349)        (1,405)
                                                     ---------      ---------      ---------      ---------
                                                         7,221         (1,166)        20,470          3,725
                                                     ---------      ---------      ---------      ---------
                                                     $  74,708      $  46,008      $ 599,083      $ 121,032
                                                     =========      =========      =========      =========

NOTE I - EARNINGS PER SHARE (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per-share amounts):


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 OCTOBER 31                    OCTOBER 31
                                          ------------------------      ------------------------
                                             1999           1998          1999           1998
                                          ---------      ---------      ---------      ---------
BASIC EPS:
Net income                                $  67,487      $  47,174      $ 578,613      $ 117,307
Effect of:
  Dilutive securities                                         (351)                       (1,039)
                                           ---------      ---------      ---------      ---------
Net income available to common
  stockholders, as adjusted               $  67,487      $  46,823      $ 578,613      $ 116,268
                                          ---------      ---------      ---------      ---------

Weighted average shares                     239,666        223,958        238,458        220,354
                                          ---------      ---------      ---------      ---------

Basic EPS                                 $     .28      $     .21      $    2.43      $     .53
                                          =========      =========      =========      =========

DILUTED EPS:
Net income                                $  67,487      $  47,174      $ 578,613      $ 117,307
Effect of:
  Dilutive securities                                         (351)                       (1,039)
  Majority-owned subsidiary's
    dilutive securities                        (131)           (91)          (160)          (292)
                                          ---------      ---------      ---------      ---------
Net income available to common
  stockholders, as adjusted               $  67,356      $  46,732      $ 578,453      $ 115,976
                                          ---------      ---------      ---------      ---------


Weighted average shares                     239,666        223,958        238,458        220,354

Effect of:
  Stock options                              18,050         19,001         18,688         17,699
  Other stock awards                            281            378            380            381
                                          ---------      ---------      ---------      ---------
vWeighted average shares, as adjusted       257,997        243,337        257,526        238,434
                                          ---------      ---------      ---------      ---------
Diluted EPS                               $     .26      $     .19      $    2.25      $     .49
                                          =========      =========      =========      =========



NOTE J - SALE OF SUBSIDIARY COMMON STOCK:

On February 12, 1999, the Company's NSI subsidiary completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share and received proceeds, net of underwriters' commissions, of $729,000,000 and recognized a gain on the sale of $698,374,000. On March 23, 1999, NSI completed a two-for-one stock split of its Class A Common Stock and Class B Common Stock. After the stock split, the Company held 14,850,000 shares of NSI Class B Common Stock, which were entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. On June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which are entitled to one vote per share, thereby reducing its voting power to 44.7%.

NOTE K - COMMITMENTS AND CONTINGENCIES:

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

NOTE L - SALE OF BUSINESS ASSETS:

On September 3, 1999, the Company sold the net assets of its TransCore business unit and recognized a gain on the sale of $22,700,000. The gain is reflected in other income in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 12, 1999, the Company's subsidiary, NSI, completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share and received proceeds, net of underwriter's commissions, of $729 million and recognized a gain on the sale of approximately $698 million. On March 23, 1999, NSI completed a two-for-one stock split of its Class A Common Stock and Class B Common Stock. After the stock split, the Company held 14,850,000 shares of NSI Class B Common Stock, which were entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. On June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which are entitled to one vote per share thereby reducing its voting power to 44.7%. With the current composition of the NSI Board of Directors, the Company is deemed to control the Board and, therefore, is required under existing accounting literature to consolidate NSI's financial statements.

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

During the quarter ended October 31, 1999, the Company sold the net assets of its TransCore business unit and recognized a gain on the sale of $22.7 million which is reflected in other income. In addition, the Company invested $29 million for equity interests in various entities.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended October 31, 1999 increased 16% compared to the same periods of the prior year. Regulated segment revenues as a percentage of consolidated revenues remained relatively consistent at 74% and 61% for the three and nine months ended October 31, 1999, respectively, compared to 71% and 60% for the same periods of the prior year. Non-Regulated segment revenues as a percentage of consolidated revenues were 42% and 41% for the three and nine months ended October 31, 1999, respectively, compared to 44% and 42% for the same periods of the prior year. On an absolute basis, Regulated and Non-Regulated segment revenues increased 20% and 10% for the three months ended October 31, 1999, respectively, and increased 17% and 14%, respectively, for the nine months ended October 31, 1999 over the same periods of the prior year. Telcordia, NSI and INTESA primarily drove the growth in the Non-Regulated segment. Political and economic changes in Latin America could negatively impact the Company's Non-Regulated segment operations in that region. For the three and nine months ended October 31, 1999, Regulated segment revenues from the Company's principal customer, the U.S. Government, continued to shift toward lower cost service type contracts. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve lower cost service type contracts.

Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At October 31, 1999, the Company had approximately 35,600 full-time employees compared to approximately 32,100 at October 31, 1998. Material and subcontract ("M&S") revenues were $273 million and $731 million for the three and nine months ended October 31, 1999, respectively, compared to $235 million and $645 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 19% and 18% for the three and nine months ended October 31, 1999, respectively, compared to 19% for the same periods of the prior year.

The percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts decreased to 38% for the nine months ended October 31, 1999 compared to 41% for the same period of the prior year. For the year ended January 31, 1999, revenues from FFP contracts were 39%. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 28% and 21% of revenues for the nine months ended October 31, 1999 and 1998, respectively, while cost reimbursement contracts were 34% and 38% for the same periods, respectively.

The cost of revenues as a percentage of revenues decreased to 76.2% and 76.8% for the three and nine months ended October 31, 1999, respectively, compared to 77.3% and 78.9% for the same periods of the prior year. The decrease reflects generally improved operating performance and margins at Telcordia and margin improvements at NSI related to achieving economies of scale due to the growth of NSI's subscription-based domain name registration business. Cost of revenues as a percentage of revenues, excluding Telcordia, NSI and INTESA, was 88.1% and 88.0% for the three and nine months ended October 31, 1999, respectively, compared to 90.9% and 89.0% for the same periods of the prior year and also reflected improved operating performance in the Company's traditional business areas.

SG&A expenses as a percentage of revenues were 16.7% and 16.1% for the three and nine months ended October 31, 1999, respectively compared to 14.6% and 13.9% for the same periods of the prior year. SG&A is comprised of general and administrative ("G&A"), marketing, bid and proposal ("B&P"), and independent research and development ("IR&D") expenses. G&A costs as a percentage of revenues increased to 9.2% and 8.0% for the three and nine months ended October 31, 1999, respectively, compared to 6.5% and 6.8% for the same periods of the prior year. The increase in G&A costs was primarily attributable to increased goodwill amortization from acquisitions completed in the three and nine months ended October 31, 1999 and the impairment of goodwill and certain other intangible assets. During the three months ended October 31, 1999, the Company assessed the recoverability of goodwill and other intangible assets of a business unit in the Non-Regulated segment, which was acquired in March 1999 and represented .3% of total consolidated revenues and 1.5% of total consolidated assets. As a result of this assessment, an impairment loss of $28.4 million was recognized in G&A expense. The factors leading the Company to assess the recoverability were greater-than-expected operating losses since the time of acquisition and the loss of a major contract procurement. The assessment of the expected future undiscounted cash flows indicated that an impairment existed. The impairment loss was quantified by estimating the current fair value of the business unit using the discounted cash flow method. Marketing and B&P costs have increased to 5.7% and 6.0% of revenues for the three and nine months ended October 31, 1999, respectively, compared to 5.2% and 5.1% for the same periods of the prior year and were primarily driven by higher marketing and proposal costs at Telcordia and NSI. IR&D costs have historically fluctuated depending on the stage of development for various hardware and software systems and were 1.8% and 2.1% of revenues for the three and nine months ended October 31, 1999, respectively, compared to 2.9% and 2.0%, respectively, for the same periods of the prior year and were primarily driven by Telcordia and NSI.

Operating profit margins (income before income taxes as a percentage of revenues) by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Regulated segment remained constant at 6% for the three and nine months ended October 31, 1999 and 1998. In the Non-Regulated segment, operating profit margin also remained constant at 13% and 11% for the three and nine months ended October 31, 1999, respectively, compared to the same periods of the prior year.

Interest expense for the three and nine months ended October 31, 1999 and 1998 primarily relates to interest on the Company's outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. Interest income for the three and nine months ended October 31, 1999 increased $6 and $28 million, respectively, over the same period of the prior year and was primarily attributable to increases in cash, cash equivalents and short-term investments which resulted from the proceeds from the sale of NSI common stock.

Minority interest in income of consolidated subsidiaries increased by $8 million and $17 million for the three and nine months ended October 31, 1999, respectively, over the same periods of the prior year. The increase was primarily attributable to the formation of a joint venture whereby the minority shareholder owns 45.0% and an increase in minority ownership in NSI due to the sale of NSI common stock by the Company in the secondary offering in February 1999.

The provision for income taxes as a percentage of income before income taxes was 41.6% for the three and nine months ended October 31, 1999 compared to 50.6% and 48.1% for the same periods of the prior year. The lower effective tax rate for the three and nine months ended October 31, 1999 reflects the preliminary resolution of certain tax positions related to the Company's on-going appeals process with the IRS for fiscal years 1988 through 1993. In addition, a lower tax rate on the gain on the sale of NSI common stock reduces the overall effective tax rate for the three and nine months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity continue to be funds provided by operations and the five-year revolving credit facility. In addition, the proceeds from the sale of NSI common stock in February 1999 has provided an additional source of liquidity for the Company. At October 31, 1999 and January 31, 1999, there were no borrowings outstanding under the credit facility and cash and cash-equivalents and short-term investments totaled $865 million and $508 million, respectively.

Cash flows generated from operating activities were $58 million for the nine months ended October 31, 1999 compared to cash generated from operating activities of $217 million for the same period of the prior year. The decrease in cash generated from operating activities was primarily attributable to greater income tax payments related to the gain on sale of NSI common stock. The Company actively monitors receivables with emphasis placed on collection activities and the negotiation of more favorable payment terms.

Cash flows generated from investing activities were $116 million for the nine months ended October 31, 1999 compared to a use of cash of $125 million for the same period of the prior year. For the nine months ended October 31, 1999, cash was primarily generated from the sale of shares of NSI common stock and used to purchase investments in debt and equity securities, acquire businesses and make investments in other businesses.

The Company used $103 million in cash for financing activities for the nine months ended October 31, 1999 compared to a use of cash of $4 million for the same period for the prior year. The primary uses of cash were for repurchases of the Company's common stock and payments on capital lease obligations.

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

IT SYSTEMS -- The Company has established a six-phase program intended to ensure that its IT systems are Year 2000 compliant. The six phases consist of planning the project, increasing internal awareness of Year 2000 issues, developing and assessing an inventory of IT systems for Year 2000 issues, renovating impacted IT systems, testing impacted IT systems and implementing the appropriate solutions for any identified problems. IT systems include internally developed software, software obtained from third parties, databases, mainframe computers, servers, and network and related hardware. All phases of the program have been completed, however the Company intends to continue to monitor the program to address any unanticipated issues.

The Company completed the remediation of its critical internal systems, including its internal core financial accounting systems, and those systems are currently in use for the Company's fiscal year 2000 that began on February 1, 1999. The Company intends to continue to monitor and address issues that may arise as it continues to use the remediated systems. The Company has also implemented a company-wide program to test and, if necessary, replace computer desktops, laptops and internal communications network equipment and associated software. In addition, the Company's subsidiaries that do not use the core financial accounting systems of the Company have substantially completed testing and remediating their internal systems for Year 2000 issues. As of this date, no matters have come to the attention of management that would indicate that these subsidiaries will not meet their plan to be Year 2000 compliant.

NON-IT SYSTEMS -- The Company has inventoried and assessed its non-IT systems in Company-owned or controlled facilities that may contain embedded technology, such as those found in elevators, telephone systems and security and access systems. Company-owned or controlled sites are typically the largest sites and although they represent only 6% of the Company's facilities in number, these sites serve 45% of the Company's workforce. To date, all of the systems identified as having Year 2000 issues have been remediated or replaced, except for two access control systems, which are not critical and are not expected to cause an interruption to the Company's business. One of these systems is currently being upgraded and the other will employ a date setback workaround.

The Company has engaged in communications with its lessors and customers regarding Year 2000 issues with non-IT systems in leased or customer facilities and has provided its lessors with Year 2000 awareness information regarding embedded systems. The scope of the Company's involvement varies depending upon access to the facility and the extent of cooperation received from the lessors and customers. Due to the difficulty encountered in receiving timely and complete responses from certain lessors to its inquiries, the Company intends to continue to pursue inventory, assessment, remediation and risk evaluation of identified critical leased facilities through the end of calendar 1999. The Company cannot control Year 2000 compliance in leased and customer facilities and must depend upon the cooperation of these third parties. Based upon representations of lessors received to date, the Company has not identified any critical issues related to non-IT systems that would cause a material interruption to its business.

BUSINESS PARTNER AND CUSTOMER YEAR 2000 IMPACTS -- The Company's operations are dependent to varying degrees on the Year 2000 compliance of its business partners. Its significant business partners include, but are not limited to, the Company's suppliers and subcontractors, utility companies, banking partners, payroll processing vendor, insurance and benefit providers, the retirement plans' fund managers and trustees, and property management firms. The Company has communicated with its business partners and is reviewing the websites and public filings with the Securities and Exchange Commission of its business partners to determine their Year 2000 readiness and the extent to which the Company is vulnerable to their failure to be Year 2000 compliant. Although the Company has made inquiries of most of its business partners, the Company has not received responses from all contacted business partners. However, to date, the Company is not aware of any material exposure to Year 2000 problems attributable to its business partners. The Company continues to monitor the Year 2000 readiness of its business partners in order to assess its own state of readiness and update appropriate contingency plans. In addition, in certain circumstances, the Company has upgraded software and systems to address Year 2000 compatibility issues with its business partners. The ability of the Company's business partners to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that its business partners and other third parties will be Year 2000 compliant or that the systems of such third parties will be compatible with the Company's systems.

Failure of such third party systems to be compliant or compatible could have a material adverse effect on the Company's results of operations and ability to do business.

The Company is substantially dependent upon the effectiveness of its customers' systems, principally those of the U.S. Government, for the administration of contracts and payment of the Company's invoices. The Company is continuing to monitor its major U.S. Government payment offices to understand the current status of their Year 2000 issues and remediation efforts. Although there could be a number of impacts, a primary concern is delays in contract payments if the Company's customers were to experience Year 2000 problems. This could require a temporary increase in working capital to fund operations. The Company has contingent financing resources available, including revolving credit facilities which expire in August 2002, cash and investments in short-term investment portfolios and public equity securities. The Company does not anticipate cash flow problems which would materially affect its business. The Company believes its contingent financing resources will be sufficient to meet its needs, however, the Company is unable to predict the extent of any problems which may arise and may not be able to meet all of its working capital needs with the resources currently available to it.

IMPACT ON INTERNATIONAL OPERATIONS -- As of October 31, 1999, approximately 7% of consolidated revenues was derived from the Company's international operations, primarily in Venezuela and to a lesser extent, the United Kingdom. The majority of the revenues in Venezuela were derived from one customer. In addition, the Company's Telcordia subsidiary has entered into a contract with future performance obligations in South Africa. Foreign countries and businesses located within foreign countries may not be applying adequate resources to address the Year 2000 issue. In addition, the status of Year 2000 readiness in foreign countries can be difficult to ascertain. To the extent that foreign countries and businesses are not Year 2000 compliant, the Company's international operations may be adversely affected.

PRODUCTS AND SERVICES -- The Company's Telcordia subsidiary derives significant revenues from the licensing of its software and from the sale of software development, maintenance and other services associated with its software. These software products are used in the network operations and support of telecommunications carriers and other communications services providers in the United States and foreign countries. Telcordia has completed its assessment, remediation and testing program for its proprietary software products. The Company has also implemented an on-going program to assess its exposure, if any, with respect to its other products and services, including those acquired in connection with recent business acquisitions made by the Company To date, no matters concerning Year 2000 compliance issues for the Company's products and services have come to the attention of the Company's management that are expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business. However, the Company can give no assurances that the systems of its customers will be Year 2000 compatible with the Company's products and services.

YEAR 2000 REMEDIATION COSTS -- The Company currently has varied procedures for tracking costs and a formalized process for reporting costs associated with remediating internal IT and non-IT systems. All costs, except long-lived assets, are expensed as incurred. These costs include the cost of system replacements, hardware, software, internal labor and outside consulting and programming services. To date, the Company has spent approximately $13 million on this remediation which includes amounts expensed and amounts spent for capital assets. The Company expects to spend approximately $1.5 million to complete its internal efforts.

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

CONTINGENCY PLANS -- The Company developed a common approach to contingency planning which it used to develop contingency plans for its IT and non-IT systems. The contingency plan addresses the core IT systems, non-IT systems including power and communications and the Company's dependence on its key business partners, suppliers and vendors. In addition, the Company's operating groups and various corporate departments have prepared individual contingency plans. The Company is preparing to address any potential business services disruptions, equipment failures and local or regional Year 2000 effects by developing Incident Response Centers (IRCs) at three locations to be operational during the rollover period of December 31, 1999 through January 3, 2000. The Company plans to have several hundred people, either on-site or on-call, at the IRCs and at customer sites to address Year 2000-related issues. Alternative work sites with backup power have been identified for corporate operations and are being reserved as needed at the IRCs. In addition, the Company's Telcordia subsidiary plans to have four control centers in place, staffed by several hundred people and operational 24 hours a day during the rollover period December 30, 1999 through January 4, 2000. The contingency plan provides for Company employees to be able to ascertain the status of their specific facilities during the rollover period by calling a toll-free number or accessing a Site Status web page on the Company's intranet. The Company will continue to test, review and update its contingency plans on a regular basis. Due to the potentially far reaching consequences of the Year 2000 problem and the speculative nature of contingency planning, there can be no assurance that the Company's contingency plans will adequately address all of the impacts of Year 2000 problems on the Company's operations.

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

During the nine months ended October 31, 1999, the Company expanded its investment policy to allow for investments in additional types of instruments, such as asset-backed securities and mortgage-backed securities, and to extend maximum maturity dates.

At October 31, 1999, the Company's exposure to market risk when compared to the fiscal year ended January 31, 1999 changed in the following manner:

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

EQUITY PRICE RISK

At October 31, 1999, the quoted fair value of the Company's available-for-sale equity securities was approximately $73.5 million. The aggregate unrealized gain from these investments was $45.5 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. A 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity instruments of approximately $7.3 million.

                                      II-1
                                     PART II
                                OTHER INFORMATION


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits - See Exhibit Index.

(b)       Reports on Form 8-K.

            During the fiscal quarter for which this report is filed, the following report(s) on Form 8-K were filed by the Registrant:

            (i)  Form 8-K filed September 13, 1999, Item 5, Other events
            (ii) Form 8-K filed October 15, 1999, Item 5, Other events

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SCIENCE APPLICATIONS
                                         INTERNATIONAL CORPORATION



Date:  December 15, 1999                 /s/ W. A. Roper
                                         ----------------------------
                                         Executive Vice President and
                                         Chief Financial Officer and
                                         as a duly authorized officer

                                  EXHIBIT INDEX
                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      FISCAL QUARTER ENDED OCTOBER 31, 1999



Exhibit                                                               Sequential
  No.                         Description of Exhibits                 Page No.
-------                       -----------------------                 ----------
  27            Financial Data Schedule