Form 10-K405
period 2000-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2000-04-27
CIK 353394

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).
                         FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD
                      FROM ____________ TO ____________ .

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 826-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 31, 2000, the aggregate market value of the voting stock held by non-affiliates of Registrant was $3,264,523,068. For the purpose of this calculation, it is assumed that the Registrant's affiliates include the Registrant's Board of Directors and certain of the employee benefit plans of the Registrant and its subsidiaries. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

    As of March 31, 2000, there were 238,626,267 shares of Registrant's Class A Common Stock and 293,614 shares of Registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Science Applications International Corporation (the "Company") primarily provides diversified professional and technical services involving the application of scientific expertise, together with computer and systems technology, to solve complex technical problems for a broad range of government and commercial customers, both in the U.S. and abroad. Technical services consist of basic and applied research services; design and development of computer software; systems integration; systems engineering; technical operational and management support services; environmental engineering; design and integration of network systems; technical engineering and consulting support services; and development of systems, policies, concepts and programs. In addition to providing technical services, the Company designs and develops high-technology products. These products include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging instruments.

     Through its subsidiary, Telcordia Technologies, Inc. (formerly Bell Communications Research, Inc.) ("Telcordia"), the Company is a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry.

     The Company provides technical services primarily in the vertical market areas of "National Security," "Health Care," "Environment," "Energy," "Telecommunications," "Information Technology" and a group of general market categories hereinafter referred to as "Other," which includes the Company's transportation, logistics, space and utilities business areas and information technology support to federal civil agencies. The Company's operating groups ("Groups") are divided into two segments, Regulated and Non-Regulated, depending on the business processes and laws affecting the operations of the Groups. While the Regulated and Non-Regulated segments represent the management approach for making decisions and assessing performance, the Company's decentralized marketing approach focuses on its key vertical markets. Marketing decisions based on vertical markets are typically made at the lowest operational level.

     Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or a subcontractor to other contractors, primarily for departments and agencies of the U.S. Government, including the Department of Defense, Department of Energy, Department of Health and Human Services, Department of Justice, Department of Transportation, Department of Treasury, Department of Veterans Affairs, Environmental Protection Agency and National Aeronautics and Space Administration. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as "Cost Accounting Standards" and "Federal Acquisition Regulations." The Regulated segment includes business from all of the Company's vertical market areas. The percentage of revenues attributable to the Regulated segment for fiscal years 2000, 1999 and 1998 were 59%, 58% and 74%, respectively.

     Groups in the Non-Regulated segment provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated segment are not subject to specific regulatory accounting or contracting guidelines. The Non-Regulated segment includes business from all of the Company's vertical market areas except for National Security and Space (which is part of the "Other" vertical market). The percentage of revenues attributable to the Non-Regulated segment for fiscal years 2000, 1999 and 1998 were 40%, 42% and 25%, respectively. For certain other financial information regarding the Company's reportable segments and geographic areas, see Note C of the Notes to Consolidated Financial Statements of the Company on page F-14 of this Form 10-K.

     The Company holds its equity investment interests in publicly traded and private emerging technology companies in a newly formed wholly-owned subsidiary called SAIC Venture Capital Corporation ("SAIC Venture Capital"). On February 11, 2000, SAIC Venture Capital sold 6,700,000 shares of Class A Common Stock of Network Solutions, Inc. ("NSI") in a secondary public offering. Prior to the secondary offering, SAIC Venture Capital had approximately a 44.7% ownership interest in NSI. On March 10, 2000, NSI completed a 2-for-1 stock split. Subsequent to the stock split and the sale, SAIC Venture Capital currently owns 16,300,000 shares of NSI's Class A Common Stock, which represents approximately 22.6% of the outstanding stock of NSI. NSI provides Internet domain name registration services and Intranet consulting and network design and implementation services. On March 6, 2000, NSI entered into a merger agreement with VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services, pursuant to which VeriSign would acquire NSI and NSI would become a wholly-owned subsidiary of VeriSign. Under the merger agreement, VeriSign will issue 1.075 shares of VeriSign common stock for each share of NSI stock (after giving effect to the 2-for-1 split of NSI common stock completed on March 10, 2000). This merger would result in the Company holding approximately 9% of VeriSign's outstanding shares. The transaction is expected to close in the third quarter of calendar 2000, subject to obtaining the approval of the stockholders of VeriSign and NSI and necessary regulatory approvals.

     The Company holds 60% of the common stock of a joint venture, Informatica, Negocios y Tecnologia, S.A. ("INTESA"), which was formed with Venezuela's national oil company, Petroleos de Venezuela, S.A. INTESA provides information technology services in Latin America.

     The Company was originally incorporated as a California corporation in 1969 and was re-incorporated as a Delaware corporation in 1984. The principal office and corporate headquarters of the Company are located in San Diego, California at 10260 Campus Point Drive, San Diego, California 92121 and its telephone number is (858) 826-6000. All references to the Company include, unless the context indicates otherwise, its predecessor and subsidiary corporations.

TECHNICAL SERVICES

     The Company provides technical services to its customers in the vertical market areas listed below. Technical services are sold to government and commercial customers in both the Regulated and Non-Regulated segments, except that technical services in the National Security and Space vertical markets are provided to government customers and reported only in the Regulated segment.

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

  Information Technology

     The information technology-related technical services of the Company include information technology outsourcing services, information protection and electronic business security services, Intranet consulting and network design services.

  Other Technical Services

     The Company provides technical services in transportation, space, and security systems management, including advanced traffic and intermodal freight management, material control and computer and information security, engineering support for NASA's Space Shuttle and Space Station programs, and undersea data collection, transmission and analysis systems and services. The Company also provides technical services to law enforcement agencies and educational organizations.

                                   RESOURCES

     The technical services and products provided by the Company to government and commercial customers in both the Regulated and Non-Regulated segments utilize a wide variety of resources. A substantial portion of the computers and other equipment, materials and subcontracted work required by the Company can be procured from more than one supplier. However, with respect to certain products and programs, the Company depends on a particular source or vendor. While a temporary or permanent disruption in the supply of these materials or services could cause inconvenience or delay or impact the profitability of any affected program or product, the Company believes it would not have a material adverse effect on the financial condition or operations of the Company as a whole.

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

                                   MARKETING

     The Company's marketing activities in both the Regulated and Non-Regulated segments are focused on its key vertical markets and are primarily conducted by its own professional staff of engineers, scientists, analysts and other personnel. The Company's marketing approach for its technical services begins with the development of information concerning the requirements of its government, commercial and other potential customers for the types of technical services provided by the Company. Such information is gathered in the course of contract performance, reviewing requests for competitive bids, formal briefings, participation in professional organizations and published literature. This information is then evaluated and exchanged among marketing groups within the Company (organized along functional, geographic and other lines) in order to devise and implement, subject to management review and approval, the best means of taking advantage of available business opportunities, including the preparation of proposals responsive to the stated and perceived needs of customers. The Company's products may be marketed with the assistance of independent sales representatives.

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

     The Company competes on the basis of technical expertise, management and marketing abilities and price. The Company's continued success is dependent upon its ability to hire and retain highly qualified scientists, engineers, technicians, management and professional personnel who will provide superior service and performance on a cost-effective basis.

                             SIGNIFICANT CUSTOMERS

     During fiscal years 2000, 1999 and 1998, approximately 52%, 50% and 66%, respectively, of the Company's consolidated revenues were attributable to prime contracts (as more fully described below) with the U.S. Government, a significant customer in the Regulated segment, or to subcontracts with other contractors engaged in work for the U.S. Government.

     No single customer or contract in the Non-Regulated segment accounted for 10% or more of consolidated revenues in fiscal years 2000, 1999 or 1998.

                              GOVERNMENT CONTRACTS

     The U.S. Government is the Company's primary customer in the Regulated segment. Many of the U.S. Government programs in which the Company participates as a contractor or subcontractor may extend for several years; however, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally is reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed.

     Although contract and program modifications, curtailments or terminations have not had a material adverse effect on the Company in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on the financial condition or results of operations of the Company in the future.

     The Company's business with the U.S. Government and other customers is generally performed under cost-reimbursement, time-and-materials, fixed-price level-of-effort or firm fixed-price contracts. Under cost-reimbursement contracts, the customers reimburse the Company for its direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under time-and-materials contracts, the Company is paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-price level-of-effort contracts, the customer pays the Company for the actual labor hours provided to the customer at negotiated hourly rates up to a fixed ceiling. Under firm fixed-price contracts, the Company is required to provide stipulated products or services for a fixed price. Because the Company assumes the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during the contract performance could result, and in some instances has resulted, in reduced profits or losses for particular contracts.

     During fiscal years 2000, 1999 and 1998, approximately 55%, 60% and 63%, respectively, of the Regulated segment revenues were derived from cost-reimbursement contracts and approximately 15%, 15% and 18%, respectively, of the Regulated segment revenues were from firm fixed-price contracts, with the balance from time-and-materials and fixed-price level of effort contracts.

     Any costs incurred by the Company prior to the execution of a contract or contract amendment are incurred at the Company's risk, and it is possible that such costs will not be reimbursed by the customer. Unbilled receivables in this category that were included in the Regulated segment revenues, exclusive of related fees, at January 31, 2000 and 1999 were $25,743,000 and $18,863,000, respectively. The Company expects to recover substantially all such costs; however, no assurance can be given that the contracts or contract amendments will be executed or that the related costs will be recovered.

     Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments as a result of negotiations between the Company and U.S. Government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through fiscal year 1999. Contract revenues for subsequent years have been recorded in amounts which are expected to be realized upon final settlement with the U.S. Government. However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for those years.

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

     Telcordia's patent portfolio consists of more than 1,000 U.S. and foreign patents. More than 200 of these patents have been licensed to organizations worldwide. Telcordia has been granted patents across a wide range of disciplines, including telecommunications transmission, services and operations, optical networking, switching, wireless communications, protocols, architecture and coding. The Company and Telcordia actively pursue opportunities to license their technologies to third parties and evaluate potential spin-offs of technologies that they have developed.

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

     The backlog for the Regulated segment at January 31, 2000 and 1999 was approximately $1,742,000,000 and $1,663,000,000, respectively, and the backlog for the Non-Regulated segment at those dates was approximately $1,601,000,000 and $1,278,000,000, respectively. The Company expects that a substantial portion of its backlog at January 31, 2000 will be recognized as revenues prior to January 31, 2001. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

                           EMPLOYEES AND CONSULTANTS

     As of January 24, 2000, the Company and its subsidiaries employed approximately 39,078 persons. The Company also utilizes the services of consultants to provide specialized technical and other services on specific projects. To date, no strikes or work stoppages have been experienced and the Company considers its relations with its employees to be good.

     The highly technical and complex services and products provided by the Company are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills. Competition for personnel in the commercial information technology area of the Non-Regulated Segment is intense. Because of the Company's growth and competition for experienced personnel, it has become more difficult to meet all of the Company's needs for such employees in a timely manner. However, such difficulties have not had a significant impact on the Company to date. The Company intends to continue to devote significant resources to recruit and retain qualified employees. Management believes that the Company's employee ownership programs and philosophy are major factors in the Company's ability to attract and retain qualified personnel.

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

RISKS RELATING TO OUR BUSINESS

A SUBSTANTIAL PERCENTAGE OF OUR REVENUE IS FROM U.S. GOVERNMENT CUSTOMERS AND THE REGIONAL BELL OPERATING COMPANIES

     We derive a substantial portion of our revenues from the U.S. Government in our capacity as a prime contractor or a subcontractor. The percentage of total revenues from the U.S. Government was 52% in fiscal year 2000, 50% in fiscal year 1999 and 66% in fiscal year 1998. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be deceased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In addition, obtaining U.S. Government contracts continues to be competitive as our revenue growth shifts toward contracts with lower reimbursable costs.

     Telcordia has historically derived a majority of its revenues from the regional Bell operating companies, which we call "RBOCs". The percentage of total Telcordia revenues from the RBOCs was 53% in fiscal year 2000 and 62% in fiscal year 1999. In order for Telcordia to maintain or exceed historical growth rates, it will need to continue to increase its market share from the RBOCs and/or diversify its business by obtaining new customers. Loss of business from the RBOCs could reduce revenues.

     We have made progress in our efforts to diversify our business across a greater number of customers. However, we still remain heavily dependent upon the U.S. Government as our primary customer in our Regulated segment and the RBOCs are a major source of Telcordia revenues. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.

WE MAY NOT BE ABLE TO IMPLEMENT OUR ACQUISITION STRATEGY

     We have historically supplemented our internal growth through acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisition and investment strategy poses many risks, including:

     - We may not be able to compete successfully for available acquisition candidates, complete future acquisitions and investments or accurately estimate their financial effect on our business

     - Future acquisitions, investments and joint ventures may require us to issue additional common stock, spend significant cash amounts or decrease our operating income

     - We may have trouble integrating the acquired business and retaining their personnel

     - Acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities

     - To the extent that any of the businesses which we acquire or in which we invest fail, our business could be harmed

WE MAY SUFFER ADVERSE CONSEQUENCES IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY

     We believe that we are actively engaged in the business of providing professional and technical scientific services, together with computer and systems technology, to our customers. However, as a result of recent investments by our wholly-owned subsidiary, SAIC Venture Capital Corporation, and the sale of our NSI stock, we may be deemed to be an investment company in the future. Investment companies are subject to registration under, and must operate in compliance with, the Investment Company Act of 1940 unless a particular exclusion or exemption applies. Although we currently are not required to register under this Act, fluctuations in the value of our investments or of our other assets may subject us to registration. As a result, we may be required to take various precautionary steps to avoid registration, including the disposition or acquisition of certain assets, which might not otherwise be taken. It would not be feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our business strategy.

WE FACE INCREASING RISKS ASSOCIATED WITH OUR GROWING INTERNATIONAL BUSINESS

     Our revenues from customers outside the U.S. are expected to continue to increase in the future. Consequently, we are increasingly subject to the risks of conducting business internationally. These risks include:

     - unexpected changes in regulatory requirements

     - tariffs

     - political and economic instability

     - restrictive trade policies

     - inconsistent product regulation

     - cost of complying with a variety of laws

     - licensing requirements

     We do not know the impact that such regulatory, geopolitical and other factors may have on our business in the future.

     We have transactions denominated in foreign currencies because some of our business is conducted outside of the United States. In addition, our foreign subsidiaries generally conduct business in foreign currencies. We are exposed to fluctuations in exchange rates, which could result in losses and have a significant impact on our results of operations. This risk may be significant for entities such as INTESA, a Venezuelan joint venture in which we own 60%, that operate in a highly inflationary economy. Our risks include the possibility of significant changes in exchange rates and the imposition or modification of foreign exchange controls by either the U.S. or applicable foreign governments. We have no control over the factors that generally affect these risks, such as economic, financial and political events and the supply and demand for the applicable currencies. We may use forward foreign currency exchange rate contracts to hedge against movements in exchange rates for contracts denominated in foreign currencies. We cannot assure you that a significant fluctuation in exchange rates will not have a significant negative impact on our results of operations.

DEPENDENCE UPON SERVICES OF DR. BEYSTER AND OTHER KEY PERSONNEL

     Our success to date has been a result of the contributions of our founder and chief executive officer, J.R. Beyster (age 75), and, to a lesser extent, our other executive officers. Dr. Beyster and these executive officers are expected to continue to make important contributions to the Company's success. The loss of any of these key personnel could materially affect our operations. We generally do not have long-term employment contracts with these key personnel nor do we maintain "key person" life insurance policies.

WE FACE RISKS RELATING TO GOVERNMENT CONTRACTS

     The Government may Modify, Curtail or Terminate our Contracts. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years; however, such programs are normally funded on an annual basis. The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

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

     Our Contract Costs are Subject to Audits by Government Agencies. The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. Substantially all of our indirect contract costs have been agreed upon through fiscal year 1999. We have recorded contract revenues in fiscal year 2000 based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

FAILURE TO CONTROL FIXED-PRICE CONTRACTS MAY RESULT IN REDUCED PROFITS OR LOSSES

     The percentage of our Regulated segment revenues from firm fixed-price contracts was 15% for fiscal year 2000, 15% for fiscal year 1999 and 18% for fiscal year 1998. The percentage of our Non-Regulated segment revenues from firm fixed-price contracts was 77% for fiscal year 2000, 71% for fiscal year 1999 and 73% for fiscal year 1998. Because we assume the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts.

PRE-CONTRACT COSTS MAY NOT BE RECOVERED

     Any costs we incur before the execution of a contract or contract amendment are incurred at our risk, and it is possible that the customer will not reimburse us for such costs. At January 31, 2000, we had unbilled receivables of $25,743,000 included in the Regulated segment revenues and $912,000 included in the Non-Regulated segment revenues, exclusive of related fees for such pre-contract costs. We cannot assure you that contracts or contract amendments will be executed or that the related costs will be recovered.

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

OUR FAILURE TO REMAIN COMPETITIVE COULD HARM OUR BUSINESS

     Our business is highly competitive, particularly in the business areas of telecommunications and information technology outsourcing in our Non-Regulated segment. We compete with larger companies that have greater financial resources and larger technical staffs. We also compete with smaller, more specialized entities who are able to concentrate their resources on particular areas. In the Regulated segment, we also compete with the U.S. Government's own in-house capabilities and federal non-profit contract research centers. To continue our success, we must provide superior service and performance on a cost-effective basis.

RISKS RELATING TO OUR STOCK

NO PUBLIC MARKET EXISTS FOR OUR STOCK AND STOCKHOLDERS' ABILITY TO SELL OUR STOCK IS LIMITED

     There is no public market for the Class A common stock. The limited market maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., permits existing stockholders to offer our stock for sale only on predetermined trade dates. Generally, there are four trade dates each year. If there are insufficient buyers for the stock on any trade date, our stockholders may not be able to sell stock on the trade date. We are authorized but not obligated to purchase shares of Class A common stock in the limited market on any trade date, and, accordingly, our stockholders may be unable to sell all the shares they desire to sell.

OUR STOCK PRICE IS DETERMINED BY OUR BOARD OF DIRECTORS AND IS NOT ESTABLISHED BY MARKET FORCES

     Our stock price is not determined by a trading market of bargaining buyers and sellers. Our board of directors determines the price at which the Class A common stock trades by using the valuation process described under "Price Range of Class A Common Stock and Class B Common Stock." Our board of directors believes the stock price represents a fair market value; however, we cannot assure you that the stock price represents the value that would be obtained if our stock was publicly traded. The formula referred to on page 17, which is one part of the valuation process, does not specifically include variables reflecting all financial and valuation criteria that may be relevant. In addition, our board of directors generally has broad discretion to modify the formula. Absent changes in the market factor used in the formula, which may change considerably from quarter to quarter as appropriate to reflect changing business, financial and market conditions, the mechanical application of the formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price because the formula takes into account our net income for the four preceding quarters.

FUTURE RETURNS ON OUR COMMON STOCK MAY DIFFER SIGNIFICANTLY FROM HISTORICAL RETURNS

     We cannot assure you that the Class A common stock will provide returns in the future comparable to those achieved historically or that the price will not decline.

CHANGES IN OUR BUSINESS MAY INCREASE THE VOLATILITY OF THE STOCK PRICE

     The stock price could be subject to greater fluctuations than it has experienced in the past. The increased volatility is expected to result from the impact on our stock price of:

     - our ownership interest in publicly traded companies. As our ownership of securities of publicly traded companies continues to increase, our stock price will be affected by the volatility of the price of those companies' shares

     - the increase of our commercial and international business as a proportion of our overall business and the greater volatility associated with companies in those business areas

     - the impact of acquisitions, investments and joint ventures that we may pursue in the future

     Finally, the market factor used in the formula may change considerably from quarter to quarter, as appropriate, to reflect changing business, financial and market conditions.

THE ABILITY OF A STOCKHOLDER TO SELL OR TRANSFER OUR COMMON STOCK IS RESTRICTED

     Our certificate of incorporation limits our stockholders' ability to sell or transfer shares of Class A common stock in some circumstances. These restrictions include:

     - our right of first refusal to purchase shares a stockholder offers to sell to a third party other than in our limited market

     - our right to repurchase shares upon the termination of a stockholder's employment or affiliation with us

     The repurchase restriction does not apply to employees who qualify for the Company's Alumni Program and who elect to have us defer our repurchase rights for five years.

RESTRICTIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DISCOURAGE TAKEOVER ATTEMPTS THAT YOU MIGHT FIND ATTRACTIVE

     Our certificate of incorporation and bylaws may discourage or prevent attempts to acquire control of us that are not approved by our board of directors, including transactions in which stockholders might receive a premium for their shares above the stock price. Our stockholders may view such a takeover attempt favorably. In addition, the restrictions may make it more difficult for our stockholders to elect directors not endorsed by the Company.

FORWARD-LOOKING STATEMENT RISKS

YOU MAY NOT BE ABLE TO RELY ON FORWARD-LOOKING STATEMENTS

     The information contained in this report or in documents that we incorporate by reference includes some forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements.

     In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known or unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement in this report is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties, you are warned not to rely on the forward-looking statements. A forward-looking statement is usually identified by our use of certain terminology including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates" or "intends," or by discussions of strategies or intentions. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

ITEM 2. PROPERTIES

     As of March 31, 2000, the Company conducted its operations in more than 400 offices located in 42 states, the District of Columbia and various foreign countries and occupied a total of approximately 10,400,000 square feet of space. The Company has significant locations in the San Diego, California, Washington, D.C. and Piscataway, New Jersey metropolitan areas and occupies over 1,000,000 square feet of space in the San Diego, California and Piscataway, New Jersey locations and over 2,700,000 square feet of space in the Washington, D.C. area.

     At the primary location of the Company in San Diego, California, the Company owns and occupies seven buildings totaling approximately 677,000 square feet of space situated on 22.2 acres of land in the Golden Triangle area.

     At the Company's McLean, Virginia location, the Company owns and occupies a 287,000 square foot building located on 10 acres of land and leases buildings containing a total of approximately 600,000 square feet of space. The Company has certain rights to purchase these leased buildings. The Company also owns and occupies three buildings totaling approximately 330,000 square feet of space on
33.74 acres of land in Vienna, Virginia and a 62,000 square foot building on 2.6 acres of land in Reston, Virginia.

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

     The nature of the Company's business is such that there is no practicable way to relate occupied space to industry segments. The Company considers its facilities suitable and adequate for its present needs. See Note N of the Notes to Consolidated Financial Statements of the Company on page F-30 of this Form 10-K for information regarding commitments under leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference to the Company's definitive Proxy Statement used in connection with the solicitation of votes for the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

     The following is a list of the names and ages (as of April 14, 2000) of all Executive Officers of the Company, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

NAME OF EXECUTIVE OFFICER  AGE      POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
-------------------------  ---      --------------------------------------------------------
D. P. Andrews...........   55     Corporate Executive Vice President since January 1998 and a
                                  Director since October 1996. Mr. Andrews has held various
                                  positions with the Company since 1993, including serving as
                                  Executive Vice President for Corporate Development from
                                  October 1995 to January 1998. Prior to joining the Company,
                                  Mr. Andrews served as Assistant Secretary of Defense from
                                  1989 to 1993.
D. W. Baldwin...........   47     Corporate Executive Vice President since April 2000 and
                                  Treasurer since January 1997. Mr. Baldwin has held various positions with the Company since 1978, including serving as a Senior Vice President from 1992 to April 2000.
J. R. Beyster...........   75     Chairman of the Board, Chief Executive Officer and a
                                  Director since the Company was founded. Dr. Beyster has
                                  served as President of the Company since June 1998.
D. A. Cox...............   52     Executive Vice President since January 1998 and a Director since October 1999. Mr. Cox has held various positions with the Company since 1988, including serving as a Sector Vice
                                  President from January 1996 to January 1998.
J. E. Glancy............   54     Executive Vice President since April 2000 and a Director
                                  since July 1994. Dr. Glancy has held various positions with the Company since 1976, including serving as a Sector Vice
                                  President from 1991 to 1994 and Corporate Executive Vice
                                  President from 1994 to 2000.

NAME OF EXECUTIVE OFFICER  AGE      POSITIONS WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
-------------------------  ---      --------------------------------------------------------
J. D. Heipt.............   57     Corporate Executive Vice President since April 2000 and
                                  Secretary since 1984. Mr. Heipt has held various positions with the Company since 1979, including serving as Senior
                                  Vice President from 1984 to 1999 and Executive Vice
                                  President from 1999 to 2000.
P. N. Pavlics...........   39     Senior Vice President since January 1997 and Controller
                                  since 1993. Mr. Pavlics has held various positions with the
                                  Company since 1985, including serving as a Corporate Vice
                                  President from 1993 to January 1997.
S. D. Rockwood..........   57     Executive Vice President since April 1997 and a Director
                                  since 1996. Dr. Rockwood has held various positions with the
                                  Company since 1986, including serving as a Sector Vice
                                  President from 1987 to April 1997.
W. A. Roper, Jr. .......   54     Corporate Executive Vice President since April 2000 and
                                  Chief Financial Officer since 1990. Mr. Roper served as
                                  Senior Vice President of the Company from 1990 to 1999 and
                                  Executive Vice President from 1999 to 2000.
R. A. Rosenberg.........   65     Executive Vice President of the Company since 1992. Mr.
                                  Rosenberg has held various positions with the Company since
                                  1987.
D. E. Scott.............   43     Senior Vice President since January 1997 and General Counsel since 1992. Mr. Scott has held various positions with the
                                  Company since 1987, including serving as a Corporate Vice
                                  President from 1992 to January 1997.
L. E. Sloan.............   53     Executive Vice President of the Company since January 2000.
                                  Prior to joining the Company, Mr. Sloan was Senior Vice
                                  President of Shell Oil Company from July 1997 to December
                                  1999. From 1993 to 1997, Mr. Sloan held various managerial positions at Royal Dutch/Shell in the United Kingdom.
R. C. Smith.............   58     Chief Executive Officer and a Director of Telcordia since
                                  January 1998 and a Director of the Company since April 1998.
                                  Prior to joining Telcordia, Mr. Smith was the Senior Vice
                                  President Quality Development and Public Relations for
                                  Sprint Corporation from 1991 to January 1998.
E. A. Straker...........   62     Executive Vice President since 1994 and a Director since
                                  1992. Dr. Straker has held various positions with the
                                  Company since 1971, including serving as a Sector Vice
                                  President from 1986 to 1994.
J. H. Warner, Jr. ......   59     Corporate Executive Vice President since 1996 and a Director since 1988. Dr. Warner has held various positions with the
                                  Company since 1973, including serving as Executive Vice
                                  President from 1989 to 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               THE LIMITED MARKET

     Since its inception, the Company has followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for any of the Company's securities. In order to provide liquidity for its stockholders, however, the Company has maintained a limited secondary market (the "Limited Market") through its wholly-owned, broker-dealer subsidiary, Bull Inc., which was organized in 1973 for the purpose of maintaining the Limited Market.

     The Limited Market permits existing stockholders to offer for sale shares of Class A Common Stock on predetermined days (each, a "Trade Date"). Generally, there are four Trade Dates each year which typically occur approximately two weeks after meetings of the Company's Board of Directors (the "Board of Directors") which are currently scheduled for January, April, July and October. All shares of Class B Common Stock to be sold in the Limited Market must first be converted into 20 times as many shares of Class A Common Stock. All sales are made at the prevailing price of the Class A Common Stock determined by the Board of Directors pursuant to the valuation process described below. Employees, consultants and directors of the Company who have been approved by the Board of Directors or the Operating Committee of the Board of Directors may subscribe to purchase up to a specified number of shares of Class A Common Stock. In addition, the trustees or agents of the Company's Employee Stock Retirement Plan ("ESRP"), Cash or Deferred Arrangement ("CODA"), the 1998 Employee Stock Purchase Plan, Stock Compensation Plan, Management Stock Compensation Plan, Key Executive Stock Deferral Plan, the Telcordia Technologies Savings and Security Plan and the Telcordia Technologies Savings Plan for Salaried Employees (collectively, the "Telcordia Savings Plans") and AMSEC LLC Employees 401(k) Profit Sharing Plan ("AMSEC Plan"), (collectively, the "Benefit Plans") may also purchase shares of Class A Common Stock for their respective trusts in the Limited Market. All sellers in the Limited Market (other than the Company, ESRP, CODA, the Telcordia Savings Plans and the AMSEC Plan) pay Bull, Inc. a commission currently equal to 2% of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.

     In the event that the aggregate number of shares offered for sale in the Limited Market on any Trade Date is greater than the aggregate number of shares sought to be purchased by authorized buyers, offers by stockholders to sell 2,000 or less shares of Class A Common Stock (or up to the first 2,000 shares if more than 2,000 shares of Class A Common Stock are offered by any such stockholder) will be accepted first. Offers to sell shares in excess of 2,000 shares of Class A Common Stock will be accepted on a pro-rata basis determined by dividing the total number of shares remaining under purchase orders by the total number of shares remaining under sell orders. If, however, there are insufficient purchase orders to support the primary allocation of 2,000 shares of Class A Common Stock for each proposed seller, then the purchase orders will be allocated equally among all of the proposed sellers up to the total number of shares offered for sale.

     The Company is currently authorized, but not obligated, to purchase shares of Class A Common Stock in the Limited Market on any Trade Date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and the Company, in its discretion, determines to make such purchases. In fiscal year 2000, the Company purchased 2,010,309 shares in the Limited Market which accounted for 20.4% of the total shares purchased by all buyers in the Limited Market during fiscal year 2000. In fiscal year 1999, the Company did not purchase any shares in the Limited Market as the number of shares offered by stockholders did not exceed the number of shares sought to be purchased by authorized buyers.

     During the 2000 and 1999 fiscal years, the trustees of the Company's CODA, 1998 Employee Stock Purchase Plan, the Telcordia Savings Plans and the AMSEC Plan purchased an aggregate of 4,259,275 shares and 11,933,108 shares, respectively, in the Limited Market. These purchases accounted for approximately 43.2% and 73.4% of the total shares purchased by all buyers in the Limited Market during fiscal years 2000 and 1999, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such Plans and the extent to which such contributions are invested in Class A Common

Stock. To the extent that purchases by the trustees of the Benefit Plans decrease and purchases by the Company do not increase, the ability of stockholders to resell their shares in the Limited Market will likely be adversely affected. Although all shares of Class A Common Stock offered for sale were sold in the Limited Market on each Trade Date occurring during the last two fiscal years, no assurance can be given that a stockholder desiring to sell all or a portion of his or her shares of the Company's Class A Common Stock on any Trade Date will be able to do so.

     To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, the Company may, but is not obligated to, sell authorized but unissued shares of Class A Common Stock in the Limited Market. In fiscal years 2000 and 1999, the Company sold an aggregate of 1,707,948 and 10,505,100 shares of Class A Common Stock, respectively, in the Limited Market or 17.3% and 64.6%, respectively, of the total shares sold by all sellers in the Limited Market during such years. To the extent that the Company chooses not to sell authorized but unissued shares of Class A Common Stock in the Limited Market, the ability of individuals to purchase shares on the Limited Market may be adversely affected. No assurance can be given that an individual desiring to buy shares of the Company's Class A Common Stock in any future trade will be able to do so. For the periods prior to August 31, 1999, the share numbers have been restated to reflect the 4-for-1 split of the Company's Class A Common Stock.

          PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

     The price of the Class A Common Stock (the "Formula Price") is established by the Board of Directors pursuant to the valuation process which includes the formula set forth below (the "Formula"). The Board of Directors sets the Market Factor (as defined below) in the Formula at the value which causes the Formula to yield the price which the Board of Directors believes represents a fair market value. The Formula Price is the price at which the Class A Common Stock trades in the Limited Market and is reviewed by the Board of Directors at least four times each year, generally in conjunction with Board of Directors meetings which are currently scheduled for January, April, July and October. The Stock Policy Committee of the Board of Directors has been authorized by the Board of Directors to review the Formula Price during the interim period between meetings of the Board of Directors to ensure that the Formula Price continues to represent a fair market value. The Board of Directors or the Stock Policy Committee may, if deemed appropriate, modify the Formula Price or recommend postponement of a Trade Date. Pursuant to the Company's Certificate of Incorporation, the price applicable to shares of Class B Common Stock is equal to 20 times the Formula Price. See "Business -- Risk Factors -- Our Stock Price is Determined by Our Board of Directors and is Not Established by Market Forces."

     The following formula is used in determining the Formula Price: the price per share is equal to the sum of (i) a fraction, the numerator of which is the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W1") and (ii) a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "Market Factor"), multiplied by the earnings of the Company for the four fiscal quarters immediately preceding the price determination ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by the Company in computing diluted earnings per share ("W"). The number of outstanding common shares and common share equivalents described above assumes the conversion of each share of Class B Common Stock into 20 shares of Class A Common Stock. The
5.66 multiplier is a constant which was first included in the Formula in March 1976 to cause the price generated by the Formula to equal the fair market value of the Class A Common Stock as determined by the Board of Directors following an amendment of the Formula. The 5.66 multiplier has not been assessed for change since that time. The Market Factor is a numerical factor which is reviewed and set by the Board of Directors as part of the valuation process. Historical values for each variable contained in the Formula are set forth in the table on page 18.

     The Formula Price of the Class A Common Stock, expressed as an equation, is as follows:

                         E             5.66 MP
                       ------        -----------
  Formula Price =               +
                        W(1)              W

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

     In determining the price of the Class A Common Stock, the Board of Directors considers the performance of the general securities markets and relevant industry groups, the historical financial performance of the Company versus comparable public companies, the prospects for the Company's future performance, the stock price of its publicly traded investments, general economic conditions, input from an independent appraisal firm and other factors it deems relevant. The Board of Directors sets the Market Factor at the value which causes the Formula to yield a price equal to the Board of Directors' assessment of a fair market value for the Class A Common Stock. In conjunction with the Board of Directors' valuation process, an appraisal of Class A Common Stock is prepared by an independent appraisal firm. Valuation input from the appraisal firm is one of the factors considered by the Board of Directors in establishing the Formula Price. The Formula Price and Market Factor, as determined by the Board of Directors, remains in effect until subsequently changed by the Board of Directors. The Board of Directors has authorized the Stock Policy Committee to review the Formula Price during the interim period between meetings of the Board of Directors to ensure that the Formula Price continues to represent a fair market value. If the Stock Policy Committee deemed it appropriate to modify the Formula Price, it would use the same valuation process used by the Board of Directors to determine the Formula Price. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A Common Stock within a broad range of financial criteria.

     The value assigned by the Board of Directors to the Market Factor has been subject to larger and more frequent changes. Nonetheless, the Board of Directors continues to use the Formula in determining the Formula Price. The price of the Class A Common Stock and the value of the Market Factor could be subject to greater fluctuations in the future than in the past due to a number of factors, including (i) the distortive impact of one-time events not in the normal course of business on the Company's earnings used to calculate the Formula Price, such as the gain recognized by SAIC Venture Capital, in the first quarter of the Company's fiscal year 2001 on the sale of NSI stock in the secondary offering,
(ii) the volatility of the stock price of those publicly-traded companies in which the Company owns stock, and its impact on the Formula Price, (iii) the increase of the Company's commercial and international business as a proportion of the

Company's overall business and the greater volatility associated with companies in such business areas and (iv) the impact of acquisitions, investments and joint ventures that the Company may pursue. See "Business -- Risk
Factors -- Changes in Our Business May Increase Volatility of the Stock Price."

     The following table sets forth information concerning the Formula Price for the Class A Common Stock, the applicable price for the Class B Common Stock and each of the variables contained in the Formula, including the Market Factor, in effect for the periods beginning on the dates indicated. The table has been restated to reflect the 4-for-1 stock split which became effective on August 31, 1999. The Class A Common Stock has been rounded to the nearest penny. There can be no assurance that the Class A Common Stock or the Class B Common Stock will in the future provide returns comparable to historical returns. See
"Business -- Risk Factors -- Future Returns on Our Common Stock May Differ Significantly from Historical Returns."

                                                                                     "W" OR          PRICE          PRICE
                                    "E" OR           "W(1)"                         WEIGHTED       PER SHARE      PER SHARE
                       MARKET    STOCKHOLDERS      OF SHARES         "P" OR       AVG. SHARES      OF CLASS A     OF CLASS B
        DATE           FACTOR     EQUITY(1)      OUTSTANDING(2)   EARNINGS(3)    OUTSTANDING(4)   COMMON STOCK   COMMON STOCK
        ----           ------   --------------   --------------   ------------   --------------   ------------   ------------
April 10, 1998.......   3.90    $  754,778,000    230,046,968     $ 84,794,000    219,556,180        $11.81        $236.10
July 10, 1998........   3.90       889,231,000    242,555,524      101,956,000    223,736,464         13.73         274.50
October 9, 1998......   3.70       935,179,000    245,983,796      119,728,000    229,695,232         14.72         294.35
January 8, 1999......   3.80       980,390,000    247,146,100      147,609,000    235,373,472         17.46         349.10
April 9, 1999........   3.90     1,084,602,000    253,042,596      150,688,000    240,770,600         18.10         362.05
July 9, 1999.........   1.00     1,644,285,000    258,408,012      565,071,000    246,066,740         19.36         387.20
October 8, 1999......   1.00     1,710,514,000    259,950,164      591,681,000    249,790,820         19.99         399.80
January 14, 2000.....   1.40     1,762,661,000    259,671,296      611,994,000    253,455,768         25.92         518.40
April 14, 2000.......   1.70     1,830,282,000    262,311,687      619,849,000    256,270,820         30.25         605.00

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

            HOLDERS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

     As of March 31, 2000, there were 29,804 holders of record of Class A Common Stock and 154 holders of record of Class B Common Stock. As of such date, substantially all of the Class A Common Stock and the Class B Common Stock were owned of record by current and former employees, directors and consultants of the Company and their respective family members and by various employee benefit plans of the Company and its subsidiaries.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following data has been derived from the audited consolidated financial statements. The consolidated balance sheet at January 31, 2000 and 1999 and the related consolidated statements of income and of cash flows for the three years ended January 31, 2000 and notes thereto appear elsewhere in this Form 10-K. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                          YEAR ENDED JANUARY 31
                               ---------------------------------------------------------------------------
                                  2000           1999            1998(1)           1997            1996
                               ----------    -------------    -------------    -------------    ----------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................  $5,529,676     $4,740,433       $3,089,351       $2,402,224      $2,155,657
Cost of revenues.............   4,303,862      3,732,890        2,623,339        2,094,447       1,875,183
Selling, general and
  administrative expenses....     877,633        684,905          301,093          191,836         173,742
Interest expense.............      27,274         33,813           11,682            4,925           4,529
Other income(2)..............    (784,678)       (17,012)         (15,864)          (2,193)           (111)
Minority interest in income
  of consolidated
  subsidiaries...............      44,200         17,842           10,608
Provision for income taxes...     441,536        137,307           73,699           49,529          45,018
                               ----------     ----------       ----------       ----------      ----------
Net income...................  $  619,849     $  150,688       $   84,794       $   63,680      $   57,296
                               ==========     ==========       ==========       ==========      ==========
Earnings per share(3):
  Basic......................  $     2.61     $      .67       $      .41       $      .32      $      .30
                               ==========     ==========       ==========       ==========      ==========
  Diluted....................  $     2.42     $      .62       $      .39       $      .31      $      .28
                               ==========     ==========       ==========       ==========      ==========
Common equivalent shares(3):
  Basic......................     237,586        222,483          205,397          196,630         192,573
                               ==========     ==========       ==========       ==========      ==========
  Diluted....................     256,268        241,216          219,226          206,956         201,140
                               ==========     ==========       ==========       ==========      ==========

                                                           JANUARY 31
                                ----------------------------------------------------------------
                                   2000          1999          1998          1997         1996
                                ----------    ----------    ----------    ----------    --------
                                                     (AMOUNTS IN THOUSANDS)
Total assets..................  $4,405,248    $3,172,546    $2,415,234    $1,012,462    $859,290
Working capital...............     848,702       369,473        94,588       270,553     227,185
Long-term debt................     121,289       143,051       145,958        15,227      15,592
Long-term liabilities.........     360,362       318,002       313,677        29,114      18,524
Stockholders' equity..........   1,830,282     1,084,602       754,778       527,459     458,132

---------------
(1) Telcordia was acquired in the fourth quarter of 1998; therefore, a full year of operations is not reflected.

(2) Other income in 2000 includes interest income of $55 million and gain on sale of subsidiary stock of $698 million.

(3) Share and per share data have been restated to reflect the 4-for-1 stock split effective August 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company primarily provides diversified professional and technical services involving the application of scientific expertise, together with computer and systems technology, to solve complex technical problems for a broad range of government and commercial customers, both in the U.S. and abroad. Through its subsidiary, Telcordia, the Company is a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. The Company completed the acquisition of Telcordia in the fourth quarter of 1998. Consequently, the 1999 consolidated financial statements reflect the Company's first full year of operations for Telcordia.

     The Company's subsidiary, NSI, continued to experience growth in its business and have a positive impact on the Company's consolidated financial position and results of operations. On February 12, 1999, NSI completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share and received proceeds, net of underwriter's commissions, of $729,000,000 and recognized a gain on the sale of $698,374,000. On March 23, 1999, NSI completed a 2-for-1 split of its Class A Common Stock and Class B Common Stock. After the stock split, the Company held 14,850,000 shares of NSI Class B Common Stock, which were entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. On June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which are entitled to one vote per share, thereby reducing the Company's voting power to 44.7%. As shares of NSI Class A Common Stock are issued pursuant to NSI employee stock compensation plans, the Company's ownership interest in NSI is diluted. As of January 31, 2000, the Company held a 43.8% ownership in NSI which is consolidated in the accompanying financial statements because the Company controlled the NSI Board of Directors. Subsequent to the year ended January 31, 2000, the Company further reduced its ownership level in NSI in another secondary offering which was completed by NSI on February 11, 2000. Of the 8,889,500 shares sold in this offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1,589,575,000 and will recognize a gain on the sale before income taxes in the first quarter ending April 30, 2000 of approximately $1,466,000,000. On February 15, 2000, NSI announced a 2-for-1 stock split to be effective March 10, 2000. Upon completion of this secondary offering and giving effect to the stock split, the Company owned 16,300,000 shares of NSI Class A Common Stock, which represents a 22.6% interest in NSI. With the recent recomposition of the NSI Board of Directors and its current ownership interest in NSI, the Company will no longer consolidate NSI's financial statements and will instead recognize its proportionate share of NSI's net income or loss under the equity method of accounting beginning in the first quarter ending April 30, 2000.

     On March 6, 2000, NSI entered into a merger agreement with VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services, pursuant to which VeriSign would acquire NSI and NSI would become a wholly-owned subsidiary of VeriSign. Under the merger agreement, VeriSign will issue 1.075 shares of VeriSign common stock for each share of NSI stock (after giving effect to the 2-for-1 split of NSI common stock completed on March 10,
2000). This merger would result in the Company holding approximately 9% of VeriSign's outstanding shares. The transaction is expected to close in the third quarter of calendar 2000, subject to obtaining the approval of the stockholders of VeriSign and NSI and necessary regulatory approvals.

     On April 9, 1999, the Company's Board of Directors approved a recapitalization proposal which included an increase to the number of authorized shares of Class A Common Stock from 100,000,000 shares to 1,000,000,000 shares and a 4-for-1 stock split of the Company's Class A Common Stock. This recapitalization proposal was approved by the stockholders on July 9, 1999 at the 1999 Annual Stockholders Meeting and became effective August 31, 1999 for stockholders of record at that date. All historical share and per share data has been retroactively restated to reflect the stock split. The Company did not effect a split for the Class B Common Stock but increased the relative voting and other rights to maintain the relative rights of the Class A Common Stock and Class B Common Stock.

     On September 3, 1999, the Company sold the stock of its TransCore business unit and recognized a gain on the sale of $29 million which has been reflected in other income.

RESULTS OF OPERATIONS

     Revenues increased 17%, 53% and 29% in 2000, 1999 and 1998, respectively, over the prior year. INTESA, Telcordia and NSI were responsible for 6 percentage points of the increase in 2000 compared to 37 and 21 percentage points in 1999 and 1998, respectively. The remaining increase in revenues of 11 percentage points in 2000 compared to 16 and 8 percentage points in 1999 and 1998, respectively, was attributable to growth in the Company's traditional business areas. Revenues in 2000 from the Company's principal customer, the U.S. Government, continued to grow and shift toward the service type contracts which are competitively priced utilizing lower cost structures. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

     Revenues from the U.S. Government as a prime contractor or subcontractor accounted for 52% of revenues in 2000, 50% in 1999 and 66% in 1998. On an absolute basis, U.S. Government revenues increased 21% in 2000, 17% in 1999 and 7% in 1998 over the respective prior year. The increase in 2000 is primarily attributable to faster growth in the Company's traditional business areas through internal growth and acquisitions in the Regulated Segment compared to the growth rate in the commercial and international business areas which was impacted by the sale of the TransCore business unit. The decrease in revenues from the U.S. Government as a percentage of revenues from 1998 to 1999 is primarily attributable to growth in non-U.S. Government revenues as a result of the Company's efforts to increase revenues from commercial and international clients and state and local governments in the health, commercial information technology, telecommunications and transportation business areas. On an absolute basis, non-U.S. Government revenues increased 13% in 2000, 124% in 1999 and 109% in 1998 over the respective prior year. The significant increase in non-U.S. Government revenues in 1999 is primarily attributable to the inclusion of a full year of operations for Telcordia compared to 1998, the year in which Telcordia was acquired during the fourth quarter, and growth in INTESA and NSI revenues over 1998.

     The following table summarizes revenues by contract type for the last three years:

                                                               YEAR ENDED JANUARY 31
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Contract type:
Cost-reimbursement..........................................    34%      37%      50%
Time-and-materials and fixed-price level-of-effort..........    25%      24%      18%
Firm fixed-price............................................    41%      39%      32%
                                                               ---      ---      ---
          Total.............................................   100%     100%     100%
                                                               ===      ===      ===

     Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials ("T&M") contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort ("FP-LOE") contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price contracts require the Company to provide stipulated products, systems or services for a fixed price. The Company assumes greater performance risk on firm fixed-price contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. The increase in revenues from firm fixed-price contracts and associated relative decrease in revenues from cost-reimbursement contracts from 1998 to 1999 result primarily from the Company's growth in non-U.S. Government revenues. The Company's non-U.S. Government customers typically do not contract on a cost-reimbursement basis.

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

     Regulated segment revenues as a percentage of consolidated revenues were 59%, 58% and 74% in 2000, 1999 and 1998, respectively, and increased slightly in 2000 as a result of faster growth in the Company's traditional businesses areas with departments and agencies of the U.S. Government and through acquisitions. Non-Regulated segment revenues as a percentage of consolidated revenues were 40%, 42% and 25% in 2000, 1999 and 1998, respectively, and decreased in 2000 as a result of slower growth in certain commercial and international markets and the impact of the sale of the TransCore business unit. The decrease in revenues as a percentage of consolidated revenues in 1999 and 1998 in the Regulated segment reflected the faster growth in the Non-Regulated segment particularly in the telecommunications area, as Telcordia was acquired toward the end of 1998, and in the information technology markets. Regulated segment revenues, on an absolute basis, increased 19% in 2000, 20% in 1999 and 8% in 1998. Non-Regulated segment revenues, on an absolute basis, have increased 12% in 2000, 154% in 1999 and 190% in 1998. Telcordia and NSI primarily accounted for the growth in Non-Regulated segment revenues in 2000, whereas in 1999 and 1998, Telcordia, NSI and INTESA accounted for the growth.

     The Company's business is directly related to the receipt of contract awards and contract performance. There were 762 contracts, which include 279 of Telcordia's contracts, with annual revenues greater than $1 million in 2000, compared with 685 and 440 such contracts in 1999 and 1998, respectively. These larger contracts represented 62% of the Company's revenues in 2000 and 71% in 1999 and 1998. Of these contracts, 61 contracts had individual revenues greater than $10 million in 2000 compared to 55 such contracts in 1999 and 39 in 1998. The remainder of the Company's revenues are derived from a large number of contracts with individual revenues less than $1 million. Although the Company has committed substantial resources and personnel needed to pursue and perform larger contracts, the Company believes it also maintains a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for the Company's success on larger procurements. Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At the end of 2000, the Company had 36,500 full-time employees compared to 33,000 and 30,300 at the end of 1999 and 1998, respectively. Material and subcontract ("M&S") revenues were $1,127 million in 2000, $949 million in 1999 and $755 million in 1998. As a percentage of total revenues, M&S revenues were 20% in 2000, 20% in 1999 and 25% in 1998. The decrease as a percentage of revenues in 1999 is primarily attributable to Telcordia, whose revenues are generated primarily from the services of its technical staff.

     The cost of revenues as a percentage of revenues was 77.8% in 2000, 78.8% in 1999 and 84.9% in 1998. The decrease as a percentage of revenues in 2000 reflects generally improved operating performance and margins at Telcordia and margin improvements at NSI related to achieving economies of scale due to the growth of NSI's subscription-based domain name registration business. Cost of revenues as a percentage of revenues, excluding Telcordia, INTESA and NSI, was 88.9% in 2000, 89.3% in 1999 and 88.3% in 1998.

     Selling, general and administrative expenses ("SG&A") are comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. SG&A expenses as a percentage of revenues were 15.9%, 14.5% and 9.8% in 2000, 1999 and 1998, respectively. The increase from 1998 to 1999 was attributable to the growth in commercial revenues which have more of their associated costs in SG&A as opposed to cost of revenues. SG&A costs as a percentage of revenues, excluding Telcordia, INTESA and NSI, were 8.9%, 7.5% and 7.6% in 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 was driven by G&A costs, which as a percentage of total revenues were 7.9% in 2000 compared to 6.8% in 1999 and 6.4% in 1998. The increase in G&A costs was primarily attributable to increased goodwill amortization from acquisitions completed in 2000 and the impairment of goodwill and other intangible assets of $50.5 million. Of the total amount of impairment losses taken in 2000, $42.3 million was related to a business unit in the Non-Regulated segment, which was acquired in March 1999 and represented less than 1% of total consolidated revenues and consolidated assets at January 31, 2000. The factors leading the Company to assess the recoverability of goodwill and other intangible assets of this acquisition were greater-than-expected operating losses since the time of acquisition and the loss of a major contract procurement. The assessment of the expected future undiscounted cash flows indicated that an impairment existed. The impairment loss was quantified by estimating the fair value of the business unit using the discounted cash flow method. Marketing and B&P costs have increased to 5.9% of revenues in 2000 compared to 5.1% in 1999 and 2.6% in 1998, primarily as a result of higher marketing and proposal costs at Telcordia and NSI. IR&D costs have also historically fluctuated depending on the stage of development for various hardware and software systems and were 2.1% of revenues in 2000 compared to 2.5% in 1999 and .8% in 1998. The decrease from 1999 to 2000 was primarily attributable to reduced spending at Telcordia.

     Operating profit margins (operating income as a percentage of revenues) by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Regulated segment was 6.3% in 2000, 5.2% in 1999 and 5.9% in 1998. The increase in operating profit margin in the Regulated segment in 2000 compared to 1999 was attributable to overall margin improvements without increasing discretionary investments in the marketing and bid and proposal areas. The lower operating profit margin in the Regulated segment in 1999 compared to 1998 was attributable to an increase in discretionary investments made in the marketing and bid and proposal areas. In the Non-Regulated segment, operating profit margin was 9.7% in 2000, 10.4% in 1999 and 6.4% in 1998. This decrease in operating profit margin in 2000 compared to 1999 was primarily attributable to greater than expected operating losses for a business unit in the commercial information technology business area and a business that was acquired in 2000. The increase in operating profit margin in the Non-Regulated segment in 1999 compared to 1998 is attributable to performance in the telecommunications and information technology business area at Telcordia, INTESA and NSI as well as operating profit margin improvement in certain foreign subsidiaries which had losses in 1998.

     Interest expense of $27 million, $34 million and $12 million in 2000, 1999 and 1998, respectively, primarily relates to interest on the Company's outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The decrease in interest expense in 2000 compared to 1999 was primarily driven by a decrease in capital lease obligations at INTESA. The increase in interest expense in 1999 was primarily driven by an increase in deferred compensation balances, capital lease obligations and the public debt securities which were issued at the end of 1998.

     Other income, net, was $32 million in 2000 compared to an expense of $5 million in 1999 and income of $3 million in 1998. The increase in 2000 was primarily attributable to the $29 million gain on the sale of the TransCore business unit. The net expense in 1999 was primarily attributable to an equity loss in an affiliate of $6 million and an other-than-temporary loss on a marketable equity security of $3 million, both of which were partially offset by a gain on sale of business assets of $4 million. In 1998, the net other income was primarily attributable to gains on sales of business assets and a loss on forward treasury lock agreements, as discussed in Note A of the Notes to Consolidated Financial Statements.

     Minority interest in income of consolidated subsidiaries was $44 million, $18 million and $11 million in 2000, 1999 and 1998, respectively. The increase in 2000 was attributable to an increase in NSI net income and the Company selling some of its shares of NSI common stock in the secondary offering on February 12, 1999 which increased the minority interest in NSI to approximately 55% compared to a 28% minority interest in NSI in 1999. In addition, in 2000, the Company formed another joint venture whereby the minority shareholder owns 45%. In 1999, the increase in minority interest was primarily attributable to growth in income for NSI and INTESA, whose minority interest ownership remained consistent from 1998. The increase in minority interest in 1998 was solely related to the formation of INTESA and the initial public offering of NSI which initially created a 24% minority interest. Prior to 1998, the Company did not have any minority interest shareholders in consolidated subsidiaries.

     The provision for income taxes as a percentage of income before income taxes was 41.6% in 2000, 47.7% in 1999 and 46.5% in 1998. The lower effective tax rate in 2000 reflects the resolution of certain tax positions related to the Company's on-going appeals process with the IRS for fiscal years 1988 through 1993. In addition, a lower tax rate on the gain on the sale of NSI common stock contributes to reducing the overall effective tax rate. The higher effective tax rate in 1999 compared to 1998 was primarily attributable to non-deductible goodwill amortization and a reassessment of certain tax positions related to the Company's on-going appeals process with the IRS for fiscal years 1988 through 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity continue to be funds provided by operations and a five-year revolving credit facility. In addition, the proceeds from the sale of NSI common stock in February 1999 provided an additional source of liquidity for the Company in 2000. At January 31, 2000 and 1999, there were no borrowings outstanding under the credit facility and cash and cash equivalents and short-term investments totaled $1,094 million and $508 million, respectively. Cash flows generated from operating activities were $434 million in 2000 compared to $380 million in 1999 and $351 million in 1998.

     Cash flows spent on investing activities were $7 million in 2000 compared to $223 million and $397 million in 1999 and 1998, respectively. Excluding the proceeds of $729 million from the sale of NSI common stock in 2000 and $118 million from the sale of debt and equity securities, net cash flows spent on investing activities were $854 million in 2000 compared to $223 million and $397 million in 1999 and 1998, respectively. The Company completed more acquisitions in 2000 than in 1999, purchased debt and equity securities, made investments in other companies, and increased expenditures for property and equipment, primarily at NSI. In addition, proceeds from the sale of business assets increased in 2000. The decrease in investing activities in 1999 was primarily attributable to the types of investments and sizes of business acquisitions completed. However, these were smaller in size compared to the acquisition of Telcordia in 1998. In addition, in 1999, NSI utilized its cash to make investments in debt and equity securities. Although the Company used $340 million of cash for acquisitions of certain business assets, net of cash acquired, in 1998, the Company also received proceeds of $48 million from the sale of certain business units and certain other business assets. The Company intends to continue to make additional acquisitions and equity investments in the future. Capital expenditures, excluding land and buildings, were $162 million, $85 million and $52 million in 2000, 1999 and 1998, respectively, and are expected to be approximately $160 million for 2001. Expenditures for land and buildings were $4 million, $3 million and $18 million in 2000, 1999 and 1998, respectively, and are expected to be approximately $11 million for 2001.

     The Company used cash of $144 million for financing activities in 2000 compared to generating cash of $43 million from financing activities in 1999 and $191 million in 1998. In 2000, the Company did not generate as much cash from the sales of the Company's common stock as it did in 1999 and 1998, while repurchases of its common stock increased in 2000. In 1999, cash was primarily generated from sales of the Company's stock and primarily used for repurchases of common stock. In 1998, the primary sources of cash were the proceeds from issuing public debt securities, proceeds from the initial public offering of NSI common stock and proceeds from the sale of the Company's common stock, while the primary use of cash was for repurchases of common stock. The increase in common stock repurchases from 1998 through 1999 was primarily attributable to increased repurchases of common stock from the Company's Employee Stock Retirement Plan ("ESRP") in order for the ESRP to fund payouts to participants.

     The Company's existing cash, cash equivalents, short-term investments, cash flows from operations and borrowing capacity are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures and future long-term debt requirements. In addition, acquisitions and equity investments in the future are expected to be financed from operations, borrowing capacity and from sales of the Company's common stock.

     The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

EFFECTS OF INFLATION

     The Company's cost-reimbursement type contracts are generally completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term firm fixed-price and T&M type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy, net income as a percentage of revenues has not been significantly impacted by inflation. As the Company expands into the international markets and into highly inflationary economies, movements in foreign currency exchange rates may impact the Company's results of operations. Currency exchange rate fluctuations may also affect the Company's competitive position in international markets as a result of its impact on the Company's profitability and the pricing offered to its non-U.S. customers.

YEAR 2000

     Since 1996, the Company has been engaged in a program to prepare the Company's centralized internal computer systems and applications for the Year 2000. The program was designed to minimize risk to the Company's consolidated financial position, results of operations, cash flows and its ability to conduct business. The Company has not encountered any material Year 2000 issues with its information technology ("IT") systems, non-IT systems, critical service suppliers and vendors, or the Company's services and products and does not expect to incur material costs in the future related to Year 2000 related issues.

FORWARD-LOOKING INFORMATION

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operation and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to: a decrease in or the failure to increase business with the U.S. Government, international and commercial customers; the ability of the Company to continue to identify, consummate and integrate additional acquisitions; the ability of the Company to competitively price its technical services and products; the risk of early termination of U.S. Government contracts; the risk of losses or reduced profits on firm fixed-price contracts; a failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; and audits of the Company's costs, including allocated indirect costs, by the U.S. Government; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

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

     Investment policies have been established to protect the safety, liquidity and after-tax yield of invested funds. Such policies establish guidelines on acceptable instruments in which to invest and maximum maturity dates. They also require diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments. The Company does not authorize the use of derivative financial instruments in its investment portfolio. The Company's policy requires that all investments mature in three years or less. Strategic investments may have characteristics that differ from those described above.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including debt obligations, short-term and long-term receivables and short-term investments. For debt obligations, short-term and long-term receivables and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates.

                                                                                                                     ESTIMATED
                                                                                                                    FAIR VALUE
                                                                                                                    -----------
                                                                                                                    JANUARY 31,
                                            2001      2002      2003      2004      2005    THEREAFTER    TOTAL        2000
                                          --------   -------   -------   -------   ------   ----------   --------   -----------
                                                                         (AMOUNTS IN THOUSANDS)
Assets
  Cash equivalents
    Fixed rate (USD)....................  $568,704                                                       $568,704    $569,392
      Average interest rate.............      6.09%
    Fixed rate (GBP) (1)................  $ 12,802                                                       $ 12,802    $ 12,802
      Average interest rate.............      5.75%
    Variable rate (VEB)(2)..............  $  2,411                                                       $  2,411    $  2,411
      Average interest rate.............      3.00%
  Short-term investments
    Fixed rate (USD)....................  $159,350   $87,691   $92,556   $28,862                         $368,459    $368,459
      Average interest rate.............      5.84%     5.37%     5.91%     5.84%
    Variable rate (USD).................  $ 48,511                                                       $ 48,511    $ 48,511
      Average interest rate.............      5.83%
  Long-term investments
    Fixed rate (USD)....................                                           $1,200                $  1,200    $  1,200
      Average interest rate.............                                            14.00%
    Fixed rate (CAD)(3).................  $ 17,391                                                       $ 17,391    $ 17,391
      Average interest rate.............      8.00%
  Short-term receivables
    Fixed rate (USD)....................  $    641             $   350                                   $    991    $    842
      Average interest rate.............      7.70%               7.00%
  Long-term receivable
    Fixed rate (FRF)(4).................  $    696   $   634                                             $  1,330    $  1,330
      Average interest rate.............     10.00%    10.00%
Liabilities
  Long-term debt
    Fixed rate (USD)....................  $    379   $   322   $    76   $    81   $   86    $100,512    $101,456    $ 92,230
      Average interest rate.............      8.24%     8.25%     8.25%     8.25%    8.26%       8.26%
    Variable rate (USD).................  $    130   $   150   $   200   $   240   $  260    $  5,650    $  6,630    $  6,630
      Average interest rate.............      6.53%     6.53%     6.53%     6.53%    6.53%       6.53%

---------------
(1) British pound denominated

(2) Venezuelan bolivar denominated

(3) Canadian dollar denominated

(4) French franc denominated

     Foreign Currency Risk -- Although the majority of the Company's transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The policy allows for actively managing cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. The principal currencies hedged as of January 31, 2000 are the French franc, Norwegian krone, Belgian franc and the Australian dollar. The Company does not use foreign currency derivative instruments for trading purposes.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments. The market values for foreign exchange forward contracts are computed based upon spot rates in effect on January 31, 2000. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 2000 are the hypothetical gains and losses associated with foreign currency risk.

     A 10% adverse movement in levels of foreign currency exchange rates relative to the U.S. dollar as of January 31, 2000, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts by approximately $1.4 million.

     Equity Price Risk -- At January 31, 2000, the quoted fair value of the Company's publicly-traded available-for-sale equity securities was approximately $168.8 million. The aggregate unrealized gain from these investments was $133.4 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. A 10% decrease in market prices, with all other variables held constant, would result in a decrease in the fair value of the equity investments of approximately $16.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements of the Company attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 16, 1998, the Company notified PricewaterhouseCoopers LLP that it was dismissing such firm as its independent accountants effective upon the completion of the audit of the January 31, 1999 financial statements of the Company. On November 17, 1998, the Company notified Deloitte & Touche LLP that it would engage such firm as its new independent accountants for the audit of the January 31, 2000 financial statements. The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors.

     The audit of the Company's financial statements for the year ended January 31, 1999 was completed by PricewaterhouseCoopers LLP, and on April 29, 1999, the Company filed its Annual Report on Form 10-K with the SEC.

     During the fiscal years ended January 31, 1999 and January 31, 1998 and through April 29, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference to the subject matter of such disagreement in their reports on the financial statements for such years. The reports of PricewaterhouseCoopers LLP on the financial statements for the fiscal years ended January 31, 1999 and January 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the fiscal years ended January 31, 1999 and January 31, 1998 and through April 29, 1999, Deloitte & Touche LLP was not engaged as an independent accountant to audit either the Company's financial statements or the financial statements of any of its subsidiaries, nor had it been consulted regarding the application of the Company's accounting principles to a specified transaction other than those transactions occurring after February 1, 1999, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For information with respect to the Directors of the Company, see "Election of Directors" appearing in the 2000 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     For information with respect to executive compensation, see the information set forth under the captions "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 2000 Proxy Statement, which information is incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information with respect to the interests of the Company's management and others in certain transactions, see the information set forth under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which information is incorporated by reference into this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THE REPORT:

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

          3. EXHIBITS

    EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT
    -------                       ----------------------
    3(a)       Restated Certificate of Incorporation of the Registrant, as
               amended August 31, 1999. Incorporated by reference to
               Exhibit 3.1 to Registrant's Post-Effective Amendment No. 2
               to Form 8-A as filed September 13, 1999 with the SEC.
    3(b)       Bylaws of the Registrant, as amended through January 14,
               2000.
    4(a)       Form of Indenture between Registrant and The Chase Manhattan
               Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Amendment No. 1 to Form S-3 Registration
               Statement No. 333-37117, filed on November 19, 1997.
    10(a)*     Registrant's Bonus Compensation Plan, as restated effective
               July 9, 1999. Incorporated by reference to Annex III to
               Registrant's Proxy Statement for the 1999 Annual Meeting of
               Stockholders as filed April 29, 1999 with the SEC (the "1999
               Proxy").
    10(b)*     Registrant's 1992 Stock Option Plan, as amended through
               October 2, 1996. Incorporated by reference to Exhibit 10(b)
               to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended January 31, 1998 (the "1998 10-K").
    10(c)*     Registrant's Stock Compensation Plan, as amended through
               September 30, 1998. Incorporated by reference to Exhibit
               10(c) to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended January 31, 1999 (the "1999 10-K").
    10(d)*     Registrant's Management Stock Compensation Plan, as amended through September 30, 1998. Incorporated by reference to
               Exhibit 10(d) to the 1999 10-K.
    10(e)*     Registrant's 1999 Stock Incentive Plan, as amended through
               August 15, 1999.
    10(f)*     1995 Stock Option Plan, as amended through October 2, 1996.
               Incorporated by reference to Exhibit 10(f) to the 1998 10-K.
    10(g)*     Registrant's Keystaff Deferral Plan, as amended through
               December 30, 1997. Incorporated by reference to Exhibit
               10(g) to the 1998 10-K.
    10(h)*     Registrant's Key Executive Stock Deferral Plan. Incorporated
               by reference to Exhibit 4(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.
    10(i)*     Form of Alumni Agreement. Incorporated by reference to
               Exhibit 4(w) to the Registrant's Annual Report on Form 10-K
               for the fiscal year ended January 31, 1997.
    10(j)      Credit Agreement (multi-year facility) with Bank of America
               NT&SA, Morgan Guaranty Trust Company, Citicorp USA, Inc. and
               other financial institutions dated as of August 20, 1997.
               Incorporated by reference to Exhibit 10(d) to the Form 10-Q for the fiscal quarter ended July 31, 1997.
    10(k)*     Employment Agreement dated December 18, 1997 between
               Registrant and R.C. Smith, as amended on February 2, 1998.
               Incorporated by reference to Exhibit 10(l) to the 1998 10-K.
    10(l)*     Registrant's 1998 Stock Option Plan. Incorporated by
               reference to Annex I to the Registrant's Proxy 1998
               Statement for the 1998 Annual Meeting of Stockholders as
               filed May 28, 1998 with the SEC (the "1998 Proxy").
    10(m)*     Registrant's 1998 Employee Stock Purchase Plan. Incorporated
               by reference to Annex II to the 1998 Proxy.
     16        Letter regarding change in certifying accountant, dated May
               3, 1999, from PricewaterhouseCoopers LLP to the SEC.
               Incorporated by reference to Exhibit 16 to the Form 8-K/A
               filed on May 4, 1999 with the SEC.
     21        Subsidiaries of the Registrant.

    EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT
    -------                       ----------------------
    23(a)      Consent and Report on Schedule of Deloitte & Touche LLP.
    23(b)      Consent of PricewaterhouseCoopers LLP.
    27(a)      Financial Data Schedule for fiscal year ended January 31,
               2000.
    27(b)      Financial Data Schedule (Restated) for fiscal year ended
               January 31, 1999.
    27(c)      Financial Data Schedule (Restated) for fiscal year ended
               January 31, 1998.
    27(d)      Financial Data Schedule (Restated) for the three months
               ended April 30, 1999.
    27(e)      Financial Data Schedule (Restated) for the nine months ended
               October 31, 1998.
    27(f)      Financial Data Schedule (Restated) for the six months ended
               July 31, 1998.
    27(g)      Financial Data Schedule (Restated) for the three months
               ended April 30, 1998.
    28(a)      Annual Report of the Registrant's Cash or Deferred
               Arrangement for the plan year ended December 31, 1999.
    28(b)      Annual Report of the Telcordia Technologies Savings and
               Security Plan for the plan year ended December 31, 1999.
    28(c)      Annual Report of the Telcordia Technologies Savings Plan for
               Salaried Employees for the plan year ended December 31,
               1999.

---------------
* Executive Compensation Plans and Arrangements

     (b) REPORTS ON FORM 8-K IN THE FOURTH QUARTER OF THE FISCAL YEAR ENDED JANUARY 31, 2000:

     A Report on Form 8-K was filed on January 20, 2000. Disclosure was made under Item 5 -- Other Events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2000.
                                          SCIENCE APPLICATIONS INTERNATIONAL
                                          CORPORATION
                                          (Registrant)

                                          By        /s/ J.R. BEYSTER
                                            ------------------------------------
                                                       J. R. Beyster
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                  /s/ J.R. BEYSTER                        Chairman of the Board and      April 14, 2000
-----------------------------------------------------    Principal Executive Officer
                    J.R. Beyster

                 /s/ W.A. ROPER, JR.                     Principal Financial Officer     April 14, 2000
-----------------------------------------------------
                   W.A. Roper, Jr.

                  /s/ P.N. PAVLICS                       Principal Accounting Officer    April 14, 2000
-----------------------------------------------------
                    P.N. Pavlics

                                                                   Director
-----------------------------------------------------
                      S. Ahuja

                  /s/ D.P. ANDREWS                                 Director              April 14, 2000
-----------------------------------------------------
                    D.P. Andrews

                    /s/ D.A. COX                                   Director              April 14, 2000
-----------------------------------------------------
                      D.A. Cox

                  /s/ W.H. DEMISCH                                 Director              April 14, 2000
-----------------------------------------------------
                    W.H. Demisch

                   /s/ D.W. DORMAN                                 Director              April 14, 2000
-----------------------------------------------------
                     D.W. Dorman

                  /s/ W.A. DOWNING                                 Director              April 14, 2000
-----------------------------------------------------
                    W.A. Downing

                                                                   Director
-----------------------------------------------------
                     J.E. Glancy

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                   /s/ B.R. INMAN                                  Director              April 14, 2000
-----------------------------------------------------
                     B.R. Inman

                   /s/ A.K. JONES                                  Director              April 14, 2000
-----------------------------------------------------
                     A.K. Jones

               /s/ H.M.J. KRAEMER, JR.                             Director              April 14, 2000
-----------------------------------------------------
                 H.M.J. Kraemer, Jr.

                   /s/ C.B. MALONE                                 Director              April 14, 2000
-----------------------------------------------------
                     C.B. Malone

                  /s/ S.D. ROCKWOOD                                Director              April 14, 2000
-----------------------------------------------------
                    S.D. Rockwood

                                                                   Director
-----------------------------------------------------
                    L.A. Simpson

                 /s/ R.C. SMITH, JR.                               Director              April 14, 2000
-----------------------------------------------------
                   R.C. Smith, Jr.

                  /s/ E.A. STRAKER                                 Director              April 14, 2000
-----------------------------------------------------
                    E.A. Straker

                   /s/ M.E. TROUT                                  Director              April 14, 2000
-----------------------------------------------------
                     M.E. Trout

                  /s/ J.P. WALKUSH                                 Director              April 14, 2000
-----------------------------------------------------
                    J.P. Walkush

                /s/ J.H. WARNER, JR.                               Director              April 14, 2000
-----------------------------------------------------
                  J.H. Warner, Jr.

                   /s/ J.A. WELCH                                  Director              April 14, 2000
-----------------------------------------------------
                     J.A. Welch

                   /s/ A.T. YOUNG                                  Director              April 14, 2000
-----------------------------------------------------
                     A.T. Young

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................   F-2
REPORT OF INDEPENDENT ACCOUNTANTS...........................   F-3
FINANCIAL STATEMENTS
Consolidated Statements of Income for the three years ended
  January 31, 2000..........................................   F-4
Consolidated Balance Sheets as of January 31, 2000 and
  1999......................................................   F-5
Consolidated Statement of Stockholders' Equity and
  Comprehensive Income for the three years ended January 31,
  2000......................................................   F-6
Consolidated Statements of Cash Flows for the three years
  ended January 31, 2000....................................   F-7
Notes to Consolidated Financial Statements..................   F-8
FINANCIAL STATEMENT SCHEDULE
Schedule II -- Valuation and Qualifying Accounts............  F-33

     All other financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Science Applications International Corporation

     We have audited the accompanying consolidated balance sheet of Science Applications International Corporation and its subsidiaries as of January 31, 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
April 6, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Science Applications International Corporation

     In our opinion, the consolidated balance sheet as of January 31, 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income and of cash flows for each of the two years in the period ended January 31, 1999 (appearing on pages F-4 through F-7 of this Annual Report on Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Science Applications International Corporation and its subsidiaries at January 31, 1999 and for each of the two years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule on page F-33 presents fairly, in all material respects, the information set forth therein for the years ended January 31, 1999 and 1998 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Science Applications International Corporation for any period subsequent to January 31, 1999.


/s/ PricewaterhouseCoopers LLP

San Diego, California
April 2, 1999, except as to the stock split discussed in Note A, for which the date is August 31, 1999

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED JANUARY 31
                                                         -----------------------------------------
                                                            2000           1999           1998
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...............................................  $5,529,676     $4,740,433     $3,089,351
Costs and expenses:
  Cost of revenues.....................................   4,303,862      3,732,890      2,623,339
  Selling, general and administrative expenses.........     877,633        684,905        301,093
                                                         ----------     ----------     ----------
Operating income.......................................     348,181        322,638        164,919
                                                         ----------     ----------     ----------
Non-operating income (expense):
  Interest expense.....................................     (27,274)       (33,813)       (11,682)
  Interest income......................................      54,667         21,897         12,752
  Other income (expense), net..........................      31,637         (4,885)         3,112
  Gain on sale of subsidiary common stock..............     698,374
  Minority interest in income of consolidated
     subsidiaries......................................     (44,200)       (17,842)       (10,608)
                                                         ----------     ----------     ----------
Income before income taxes.............................   1,061,385        287,995        158,493
Provision for income taxes.............................     441,536        137,307         73,699
                                                         ----------     ----------     ----------
Net income.............................................  $  619,849     $  150,688     $   84,794
                                                         ==========     ==========     ==========
Earnings per share:
  Basic................................................  $     2.61     $      .67     $      .41
                                                         ==========     ==========     ==========
  Diluted..............................................  $     2.42     $      .62     $      .39
                                                         ==========     ==========     ==========
Common equivalent shares:
  Basic................................................     237,586        222,483        205,397
                                                         ==========     ==========     ==========
  Diluted..............................................     256,268        241,216        219,226
                                                         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     JANUARY 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)

                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  669,320    $  389,026
  Restricted cash...........................................       8,781        16,396
  Short-term investments....................................     424,609       118,808
  Receivables...............................................   1,339,763     1,139,809
  Prepaid expenses and other current assets.................     143,163        76,322
  Deferred income taxes.....................................     173,987       136,164
                                                              ----------    ----------
          Total current assets..............................   2,759,623     1,876,525
Property and equipment......................................     351,429       309,578
Land and buildings..........................................     225,458       186,462
Goodwill....................................................     170,137        95,414
Other intangible assets.....................................      69,301        77,259
Prepaid pension assets......................................     492,802       456,803
Other assets................................................     336,498       170,505
                                                              ----------    ----------
                                                              $4,405,248    $3,172,546
                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $1,409,477    $1,084,202
  Accrued payroll and employee benefits.....................     357,014       309,421
  Income taxes payable......................................      90,337        65,547
  Notes payable and current portion of long-term debt.......      54,093        47,882
                                                              ----------    ----------
          Total current liabilities.........................   1,910,921     1,507,052
Long-term debt..............................................     121,289       143,051
Deferred income taxes.......................................      74,412       100,489
Other long-term liabilities.................................     360,362       318,002
Commitments and contingencies (Note O)
Minority interest in consolidated subsidiaries..............     107,982        19,350
Stockholders' equity:
  Class A Common Stock, $.01 par value......................       2,361         2,264
  Class B Common Stock, $.05 par value......................          15            15
  Additional paid-in capital................................   1,082,727       834,757
  Retained earnings.........................................     704,562       271,379
  Other stockholders' equity................................     (31,387)      (23,928)
  Accumulated other comprehensive income....................      72,004           115
                                                              ----------    ----------
          Total stockholders' equity........................   1,830,282     1,084,602
                                                              ----------    ----------
                                                              $4,405,248    $3,172,546
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                         COMMON STOCK
                              ----------------------------------
                                  CLASS A            CLASS B
                              ----------------   ---------------
                               1,000,000,000        5,000,000
                                   SHARES            SHARES                                  OTHER       ACCUMULATED
                                 AUTHORIZED        AUTHORIZED      ADDITIONAL                STOCK-         OTHER        COMPRE-
                              ----------------   ---------------    PAID-IN     RETAINED    HOLDERS'    COMPREHENSIVE    HENSIVE
                              SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS     EQUITY     INCOME (LOSS)     INCOME
                              -------   ------   ------   ------   ----------   ---------   --------   ---------------   --------
                                                                        (IN THOUSANDS)
Balance at January 31, 1997
  as restated for the
  4-for-1 stock split (see
  Note A)...................  192,051   $1,921    326      $16     $  303,217   $ 232,562   $(10,570)      $   313
  Net income................                                                       84,794                                $ 84,794
  Other comprehensive
    loss....................                                                                                (7,435)        (7,435)
  Issuances of common
    stock...................   28,829     288                         178,761
  Repurchases of common
    stock...................  (13,157)   (132)    (12)                (22,390)    (79,768)
  Income tax benefit from
    employee stock
    transactions............                                           16,950
  Unearned stock
    compensation............                                                                  (4,413)
  Sale of minority interest
    in subsidiary...........                                           60,664
                              -------   ------    ---      ---     ----------   ---------   --------       -------       --------
Balance at January 31,
  1998......................  207,723   2,077     314       16        537,202     237,588    (14,983)       (7,122)      $ 77,359
                                                                                                                         ========
  Net income................                                                      150,688                                $150,688
  Other comprehensive
    income..................                                                                                 7,237          7,237
  Issuances of common
    stock...................   29,797     298                         286,023
  Repurchases of common
    stock...................  (11,133)   (111)    (11)      (1)       (29,215)   (115,594)
  Income tax benefit from
    employee stock
    transactions............                                           34,118
  Unearned stock
    compensation............                                              876                 (7,699)
  Issuance of subsidiary
    stock...................                                            5,753
  Dividends on subsidiary
    preferred stock.........                                                       (1,303)
  Net issuance of notes
    receivable for sales of
    common stock............                                                                  (1,246)
                              -------   ------    ---      ---     ----------   ---------   --------       -------       --------
Balance at January 31,
  1999......................  226,387   2,264     303       15        834,757     271,379    (23,928)          115       $157,925
                                                                                                                         ========
  Net income................                                                      619,849                                $619,849
  Other comprehensive
    income..................                                                                                71,889         71,889
  Issuances of common
    stock...................   16,655     167                         205,374
  Repurchases of common
    stock...................   (6,963)    (70)     (7)                (43,642)   (184,930)
  Income tax benefit from
    employee stock
    transactions............                                           71,071
  Unearned stock
    compensation............                                            3,231                 (7,879)
  Issuance of subsidiary
    stock...................                                           11,936
  Dividends on subsidiary
    preferred stock.........                                                       (1,736)
  Payments on notes
    receivable for sales of
    common stock............                                                                     420
                              -------   ------    ---      ---     ----------   ---------   --------       -------       --------
Balance at January 31,
  2000......................  236,079   $2,361    296      $15     $1,082,727   $ 704,562   $(31,387)      $72,004       $691,738
                              =======   ======    ===      ===     ==========   =========   ========       =======       ========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED JANUARY 31
                                                              ------------------------------------
                                                                2000         1999          1998
                                                              ---------    ---------    ----------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 619,849    $ 150,688    $   84,794
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    187,147      150,949        66,982
    Non-cash compensation...................................     72,176       53,566        31,051
    Minority interest in income of consolidated
     subsidiaries...........................................     44,200       18,537        10,524
    Gain on sale of subsidiary common stock.................   (698,374)
    Equity in loss (income) of unconsolidated affiliates....      6,123        4,185        (1,326)
    Net gain on sales of certain business assets............    (30,750)      (3,749)       (6,341)
    Loss on impaired assets.................................     50,518       13,378         2,878
    Loss on disposal of property and equipment..............      6,960        4,811         3,096
    Other non-cash items....................................      1,553        9,480
    Increase (decrease) in cash, excluding effects of
     acquisitions, resulting from changes in:
      Receivables...........................................   (134,637)    (311,119)      (25,159)
      Prepaid expenses and other current assets.............    (67,725)     (29,401)       (3,590)
      Progress payments.....................................     (1,954)      (9,915)         (465)
      Deferred income taxes.................................    (89,550)     (85,045)      (56,772)
      Other assets..........................................    (15,336)     (47,386)      (45,930)
      Accounts payable and accrued liabilities..............    320,048      330,181       185,111
      Accrued payroll and employee benefits.................     38,520       48,825        10,477
      Income taxes payable..................................     81,150       60,417        32,201
      Other long-term liabilities...........................     44,314       22,038        63,073
                                                              ---------    ---------    ----------
                                                                434,232      380,440       350,604
                                                              ---------    ---------    ----------
Cash flows from investing activities:
  Expenditures for property and equipment...................   (162,057)     (84,994)      (52,450)
  Expenditures for land and buildings.......................     (4,050)      (2,818)      (17,633)
  Acquisitions of certain business assets, net of cash
    acquired................................................   (243,272)      (4,884)     (340,165)
  Purchases of debt and equity securities
    available-for-sale......................................   (445,411)     (99,480)      (40,200)
  Proceeds from sale of debt and equity securities
    available-for-sale......................................    118,311
  Proceeds from maturities (purchases) of debt securities
    held-to-maturity........................................      9,350       (9,350)
  Proceeds from sale of subsidiary common stock.............    729,000
  Proceeds from sales of certain business assets............     64,737          864        47,974
  Proceeds from disposal of property and equipment..........        544          785         5,192
  Investments in affiliates.................................    (74,324)     (22,993)
                                                              ---------    ---------    ----------
                                                                 (7,172)    (222,870)     (397,282)
                                                              ---------    ---------    ----------
Cash flows from financing activities:
  Proceeds from notes payable and issuance of long-term
    debt....................................................      3,467          909       108,993
  Payments of notes payable and long-term debt..............       (859)     (12,793)      (17,943)
  Principal payments on capital lease obligations...........    (44,504)     (30,029)       (8,416)
  Net proceeds from subsidiary issuance of common stock.....     10,106       10,274        63,528
  Dividends paid to minority interest shareholders..........     (9,452)      (7,096)
  Sales of common stock.....................................     76,783      200,789       128,775
  Repurchases of common stock...............................   (179,837)    (118,846)      (83,526)
                                                              ---------    ---------    ----------
                                                               (144,296)      43,208       191,411
                                                              ---------    ---------    ----------
  Effect of exchange rate changes on cash...................     (2,470)      (1,139)         (625)
                                                              ---------    ---------    ----------
  Increase in cash and cash equivalents.....................    280,294      199,639       144,108
  Cash and cash equivalents at beginning of year............    389,026      189,387        45,279
                                                              ---------    ---------    ----------
  Cash and cash equivalents at end of year..................  $ 669,320    $ 389,026    $  189,387
                                                              =========    =========    ==========
Supplemental schedule of non-cash investing and financing
  activities:
  Shares of common stock exchanged upon exercise of stock
    options.................................................  $  40,142    $  26,075    $   18,551
                                                              =========    =========    ==========
  Capital lease obligations for property and equipment......  $  23,527    $  56,153    $   61,258
                                                              =========    =========    ==========
  Fair value of assets acquired in acquisitions.............  $ 331,544    $  10,645    $1,246,129
  Cash paid in acquisitions.................................   (263,644)      (5,648)     (467,902)
  Issuance of common stock in acquisitions..................    (19,488)      (1,526)
                                                              ---------    ---------    ----------
  Liabilities assumed in acquisitions.......................  $  48,412    $   3,471    $  778,227
                                                              =========    =========    ==========

          See accompanying notes to consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Consolidation

     The consolidated financial statements include the accounts of Science Applications International Corporation and all majority- and wholly-owned U.S. and international subsidiaries (collectively referred to as "the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. Investments in affiliates and corporate joint ventures owned 20% to 50% and over which the Company exercises significant influence are accounted for under the equity method. Equity investments in affiliates over which the Company does not exercise significant influence and whose securities do not have a readily determinable fair market value as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are generally carried at cost. Outside investors' interests in the majority-owned subsidiaries are reflected as minority interest.

     Certain of the Company's majority- and wholly-owned subsidiaries have fiscal years ending December 31. The financial position and results of operations of these subsidiaries are included in the Company's consolidated financial statements for the years ended January 31. There were no material intervening events for such subsidiaries from December 31, 1999 through January 31, 2000 which would materially affect the consolidated financial position or results of operations.

     In 1998, the Company formed a joint venture, Informatica, Negocios y Tecnologia, S.A. ("INTESA"), with Venezuela's national oil company, Petroleos de Venezuela, S.A. ("PDVSA"), to provide information technology services in Latin America. The Company consolidates its 51% majority interest in INTESA, whose fiscal year end is December 31, in the consolidated financial statements.

     On February 12, 1999, the Company's partially-owned subsidiary Network Solutions, Inc. ("NSI") completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share and received proceeds, net of underwriter's commissions, of $729,000,000 and recognized a gain on the sale of $698,374,000. On March 23, 1999, NSI completed a 2-for-1 stock split of its Class A Common Stock and Class B Common Stock. After the stock split, the Company held 14,850,000 shares of NSI Class B Common Stock, which were entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. On June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which are entitled to one vote per share, thereby reducing the Company's voting power to 44.7%. As shares of NSI Class A Common Stock are issued pursuant to NSI employee stock compensation plans, the Company's ownership interest in NSI is diluted. As of January 31, 2000, the Company held a 43.8% ownership in NSI which is consolidated in the accompanying financial statements because the Company controlled the NSI Board of Directors. Subsequent to the year ended January 31, 2000, the Company further reduced its ownership level in NSI in another secondary offering (Note R).

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

  Fair value of financial instruments

     It is management's belief that the carrying amounts shown for the Company's financial instruments, which include cash and cash equivalents, short-term investments, equity securities, long-term receivables,

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION long-term investments and long-term debt, are reasonable estimates of their related fair values. The carrying amount of cash and cash equivalents and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of equity securities is based upon quoted market prices. The fair value of long-term receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of customers and other third parties. The fair value of long-term debt is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

  Contract revenues

     The Company's revenues result from contract services performed for commercial customers and the U.S. Government or from subcontracts with other contractors engaged in work for the U.S. Government under a variety of contracts, some of which provide for reimbursement of cost plus fees and others which are fixed-price or time-and-materials type contracts. Generally, revenues and fees on these contracts are recognized as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. The Company also derives revenues from software license fees, maintenance contracts and registration services. Software license fees are generally recognized when the software has been accepted and there are no significant obligations remaining. Revenues from maintenance contracts are recognized over the term of the respective contracts as maintenance services are provided. Revenues from registration services are recognized on a straight-line basis over the life of the registration term. Amounts billed but not yet recognized as revenue under certain types of contracts are deferred in the accompanying consolidated balance sheet. Revenues from the sale of manufactured products are recorded when the products are shipped.

     The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. Government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 1999. Contract revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

  Cash and cash equivalents

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents at January 31, 2000 and 1999 include $583,917,000 and $371,626,000, respectively, invested in commercial paper, institutional money market funds and time deposits.

  Investments in debt and equity securities

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt and equity securities are classified as either available-for-sale or held-to-maturity and reflected as short-term and long-term investments. Available-for-sale securities are carried at market value and held-to-maturity debt securities are carried at amortized cost. The difference between cost and market value, net of related tax effects, is recorded in the "accumulated other comprehensive income" component of stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific securities sold.

  Restricted cash

     The Company has a contract to provide support services to the National Cancer Institute's Frederick Cancer Research and Development Center ("Center"). As part of the contract, the Company is responsible

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government. Additionally, as discussed in Note I, cash collected from PDVSA for the INTESA pension plan and postretirement benefit obligations is restricted as it relates to funding of the future obligations.

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

  Long-lived assets

     The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely and the carrying amount of the asset exceeds the expected future undiscounted cash flows. When the carrying amount of the asset exceeds the expected future undiscounted cash flows, an impairment loss is recognized to reduce the assets carrying amount to its estimated fair value based on the present value of the estimated expected future cash flows.

  Goodwill and other intangible assets

     Goodwill represents the excess of the purchase cost over the fair value of net identifiable assets acquired in an acquisition. Goodwill and other identifiable intangible assets are amortized on a straight line basis over three to fifteen years. Amortization of goodwill amounted to $62,864,000, $25,139,000 and $15,403,000 in 2000, 1999 and 1998, respectively. Accumulated goodwill amortization was $55,208,000 and $41,720,000 at January 31, 2000 and 1999,
respectively. Amortization of other intangible assets amounted to $28,731,000, $15,508,000 and $1,250,000 in 2000, 1999 and 1998, respectively. Accumulated other intangible assets amortization was $34,089,000 and $17,921,000 at January 31, 2000 and 1999, respectively.

     In 2000, 1999 and 1998, the Company recognized impairment losses of $50,518,000, $13,378,000 and $2,878,000, respectively, which were included in selling, general and administrative expense. Of the total amount of impairment losses taken in 2000, $42,300,000 was related to a business unit in the Non-Regulated segment, which was acquired in March 1999 and represented less than 1% of total consolidated revenues and consolidated assets at January 31, 2000. The factors leading the Company to assess the recoverability were greater-than-expected operating losses since the time of acquisition and the loss of a major contract procurement. The assessment of the expected future undiscounted cash flows indicated that an impairment existed. The impairment loss was quantified by estimating the fair value of the business unit using the discounted cash flow method.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

  Stock-based compensation

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair value of the Company's stock as determined by the Board of Directors at the date of grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share, as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense, are presented in Note M.

  Common stock and earnings per share

     Class A and Class B Common Stock are collectively referred to as common stock in the Notes to Consolidated Financial Statements unless otherwise indicated. A general public market for the Company's common stock does not exist. Quarterly determinations of the price of the common stock are made by the Board of Directors pursuant to a valuation process which includes a stock price formula. Valuation input from an independent appraisal firm is one of the factors considered by the Board of Directors in establishing the stock price. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A Common Stock within a broad range of financial criteria. The Board of Directors reserves the right to alter the formula and valuation process.

     Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS is computed similar to basic EPS except that the weighted average number of shares of common stock outstanding is increased to include the effect of stock options and other stock awards granted to employees under stock-based compensation plans that were outstanding during the period.

     On April 9, 1999, the Company's Board of Directors approved a recapitalization proposal which included an increase to the number of authorized shares of Class A Common Stock from 100,000,000 shares to 1,000,000,000 shares and a 4-for-1 stock split of the Company's Class A Common Stock. This recapitalization proposal was approved by the stockholders on July 9, 1999 at the 1999 Annual Stockholders Meeting and became effective August 31, 1999 for stockholders of record at that date. Stockholders' equity has been retroactively restated to reflect the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from additional paid-in-capital to common stock. All share and per share data in the accompanying Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect the stock split for all periods presented.

  Derivative financial instruments

     The Company initiates hedging activities by entering into currency exchange agreements consisting principally of currency forward contracts to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. These instruments, consistent with the underlying purchase or sale commitments, typically mature within seven years of origination. In the event of an early termination of a currency agreement designated as a hedge, the gain or loss will continue to be deferred and will be included in

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION the settlement of the underlying transaction. At January 31, 2000, the Company had approximately $17,644,000 of foreign currency forward exchange contracts in British pounds, French francs, Japanese yen, Irish punts, Norwegian krones, German deutschmarks, Hong Kong dollars, Euros, Belgian francs and Australian dollars outstanding with net deferred gains of $648,000.

     In 1997, the Company entered into forward treasury lock agreements for a total of $200,000,000. Such agreements were entered into to manage exposure to fluctuations in interest rates on an anticipated, probable issuance of debt that was to be used to finance the acquisition of Telcordia Technologies, Inc. ("Telcordia") (formerly Bellcore). The agreements terminated in 1998 resulting in losses. Due to changes in market conditions, an unexpected decline in interest rates and availability of cash, in 1998, the Company only issued ten year fixed rate notes with a principal amount of $100,000,000. Therefore, a loss of $9,047,000 was recorded as other expense upon termination of the agreement and a loss of $9,356,000 was deferred, included in long-term debt and is being amortized to interest expense over the life of the fixed rate notes (Note K and Note P).

  Concentration of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, short-term and long-term investments, foreign currency forward exchange contracts and long-term receivables.

     The Company invests its available cash principally in U.S. Government and agency securities, corporate obligations, asset and mortgage-backed securities, municipal debt, equity securities and commercial paper and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

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

  Foreign currency

     Financial statements of international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income in stockholders' equity. The functional currency of the Company's foreign subsidiary that operates in a highly inflationary economy (INTESA) is the U.S. dollar. The monetary assets and liabilities of this foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses of this foreign subsidiary are recognized in the consolidated results of operations.

  Comprehensive income

     In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. The adoption did not have an effect on net income or total stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION comprehensive income. 1998 financial statements have been reclassified to conform to these requirements. The components of other comprehensive income
(loss), net of tax effects, were as follows:

                                                            YEAR ENDED JANUARY 31
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Foreign currency translation adjustments..............  $(1,043)   $  (642)   $(5,237)
Deferred taxes........................................      404        183      1,493
                                                        -------    -------    -------
Net foreign currency translation adjustments..........     (639)      (459)    (3,744)
                                                        -------    -------    -------
Unrealized gain (loss) on securities..................  124,380     11,853     (5,164)
Reclassification of realized gains....................   (1,947)
Deferred taxes........................................  (49,905)    (4,157)     1,473
                                                        -------    -------    -------
Net unrealized gain (loss) on securities..............   72,528      7,696     (3,691)
                                                        -------    -------    -------
                                                        $71,889    $ 7,237    $(7,435)
                                                        =======    =======    =======

  Recently issued accounting pronouncements

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company will adopt SFAS No. 133 effective for the first quarter ending April 30, 2001. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. Based on the types of derivative instruments the Company currently has, the Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's consolidated financial position or results of operations.

  Gains on issuance of stock by subsidiary

     Gains on issuances of unissued shares of stock by a subsidiary are reflected as equity transactions and recorded directly to additional paid-in capital.

     In 1998, the Company and its subsidiary NSI completed an initial public offering of 3,795,000 shares of NSI Class A Common Stock. The initial offering price was $18 per share with net proceeds to the Company of $63,528,000 resulting in a gain of $60,664,000 which was recorded as additional paid-in capital.

  Reclassifications

     Certain amounts from previous years have been reclassified in the consolidated financial statements to conform to the 2000 presentation.

NOTE B -- ACQUISITIONS AND INVESTMENTS IN AFFILIATES:

     The carrying value of the Company's equity and cost method investments was $74,349,000 and $41,279,000 at January 31, 2000 and 1999, respectively, which includes the unamortized excess of the Company's equity investments over its equity in the underlying net assets of $9,211,000 and $9,718,000, respectively.

     In 2000, the Company completed acquisitions of certain business assets and companies, which individually are not considered significant business combinations, for an aggregate purchase price of

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION approximately $302,411,000. In some cases, the Company acquired all the issued and outstanding common stock of certain companies while in other cases, the Company acquired certain specific assets and liabilities. All these acquisitions have been accounted for under the purchase method of accounting and the operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The aggregate excess of the purchase price over fair value of the net tangible assets acquired of approximately $158,494,000 has been allocated to other identifiable intangible assets and goodwill, which will be amortized on a straight-line basis over periods of three to ten years. Certain of the acquisitions completed have been recorded based on preliminary purchase price pending final negotiations and valuation. The Company does not anticipate a material change to the aggregate purchase price or assets acquired and liabilities assumed.

     The following unaudited pro forma summary information presents the consolidated results of operations as if the acquisitions, in aggregate, had been completed at the beginning of the periods presented and are not necessarily indicative of the results of operations of the consolidated Company that might have occurred had the acquisitions been completed at the beginning of the periods specified, nor are they necessarily indicative of future operating results.

                                                        YEAR ENDED JANUARY 31
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------
                                                      (UNAUDITED, IN THOUSANDS,
                                                      EXCEPT PER SHARE AMOUNTS)
Revenues............................................  $5,718,666     $5,032,557
                                                      ==========     ==========
Net income..........................................  $  616,063     $  139,883
                                                      ==========     ==========
Basic earnings per share............................  $     2.59     $      .63
                                                      ==========     ==========
Diluted earnings per share..........................  $     2.40     $      .58
                                                      ==========     ==========

NOTE C -- BUSINESS SEGMENT INFORMATION:

     The Company primarily provides diversified professional and technical services involving the application of scientific expertise, together with computer and systems technology, to solve complex technical problems for a broad range of government and commercial customers, both in the U.S. and abroad. Technical services consist of basic and applied research services; design and development of computer software; systems integration; systems engineering; technical operational and management support services; environmental engineering; design and integration of network systems; technical engineering and consulting support services; and development of systems, policies, concepts and programs. Through its subsidiary, Telcordia, the Company is a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. In addition to providing technical services, the Company designs and develops high-technology products. These products include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging instruments. Product revenues represented 1%, 1% and 2% of consolidated revenues in 2000, 1999 and 1998, respectively.

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

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The Company's operating groups ("Groups"), on which performance is assessed, aggregate into two reportable segments, Regulated and Non-Regulated, depending on the business processes and laws affecting the operations of the Group. Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. Groups in the Non-Regulated segment provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated segment are not subject to specific regulatory accounting or contracting guidelines. Groups and entities that do not provide technical services, which includes the Company's Corporate Offices, are not aggregated into these reportable segments.

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

     The accounting policies of the reportable segments are the same as those described in Note A. General corporate expense allocations are reflected in the segment operating results because all such expenses are allocated to individual cost objectives by the Company, as required by Government Cost Accounting Standards. Certain adjustments made at the consolidated level are not allocated to the Groups for internal reporting purposes. Because of the nature of the Company's business, sales between segments are not material and are recorded at cost.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The following table summarizes the segment information:

                                                         YEAR ENDED JANUARY 31
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Revenues:
  Regulated....................................  $3,258,850    $2,742,918    $2,294,899
  Non-Regulated................................   2,236,544     1,988,564       782,720
                                                 ----------    ----------    ----------
Total segment revenues.........................   5,495,394     4,731,482     3,077,619
  Corporate and other..........................      34,282         8,951        11,732
                                                 ----------    ----------    ----------
Total consolidated revenues....................  $5,529,676    $4,740,433    $3,089,351
                                                 ==========    ==========    ==========
Income (Loss) before income taxes:
  Regulated....................................  $  204,932    $  143,133    $  134,536
  Non-Regulated................................     218,050       207,008        50,038
                                                 ----------    ----------    ----------
Total segment income before income taxes.......     422,982       350,141       184,574
  Corporate and other..........................     638,403       (62,146)      (26,081)
                                                 ----------    ----------    ----------
Total income before income taxes...............  $1,061,385    $  287,995    $  158,493
                                                 ==========    ==========    ==========
Cost of Capital:
  Regulated....................................  $   (8,233)   $   (5,452)   $   (8,605)
  Non-Regulated................................         698           797         1,130
                                                 ----------    ----------    ----------
Total segment Cost of Capital..................      (7,535)       (4,655)       (7,475)
  Corporate and other..........................       7,535         4,655         7,475
                                                 ----------    ----------    ----------
Total consolidated Cost of Capital.............  $       --    $       --    $       --
                                                 ==========    ==========    ==========
Depreciation and amortization:
  Regulated....................................  $   30,568    $   23,223    $   27,117
  Non-Regulated................................     149,907       123,065        36,409
                                                 ----------    ----------    ----------
Total segment depreciation and amortization....     180,475       146,288        63,526
  Corporate and other..........................       6,672         4,661         3,456
                                                 ----------    ----------    ----------
Total consolidated depreciation and
  amortization.................................  $  187,147    $  150,949    $   66,982
                                                 ==========    ==========    ==========
Capital expenditures:
  Regulated....................................  $   43,698    $   19,779    $   22,663
  Non-Regulated................................      75,311        62,197        25,458
                                                 ----------    ----------    ----------
Total segment capital expenditures.............     119,009        81,976        48,121
  Corporate and other..........................      47,098         5,836        21,962
                                                 ----------    ----------    ----------
Total consolidated capital expenditures........  $  166,107    $   87,812    $   70,083
                                                 ==========    ==========    ==========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The following table summarizes geographic information:

                                                         YEAR ENDED JANUARY 31
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Revenues:
  United States................................  $5,102,359    $4,321,635    $2,776,938
  Venezuela....................................     334,463       312,706       225,347
  United Kingdom...............................      64,113        69,193        60,661
  Other International..........................      28,741        36,899        26,405
                                                 ----------    ----------    ----------
Total consolidated revenues....................  $5,529,676    $4,740,433    $3,089,351
                                                 ==========    ==========    ==========
Long-lived assets:
  United States................................  $1,526,454    $1,153,191    $1,111,582
  Venezuela....................................     103,416       124,821       108,295
  United Kingdom...............................       3,325         5,443         5,648
  Other International..........................      12,430        12,566        13,909
                                                 ----------    ----------    ----------
Total consolidated long-lived assets...........  $1,645,625    $1,296,021    $1,239,434
                                                 ==========    ==========    ==========

     During 2000, 1999 and 1998, approximately 52%, 50% and 66%, respectively, of the Company's consolidated revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Regulated segment revenues. No single contract or customer had revenues greater than 10% of the Company's consolidated revenues in 2000, 1999 and 1998.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE D -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                     JANUARY 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Prepaid expenses and other current assets:
  Prepaid expenses..........................................  $   78,545    $   46,930
  Inventories...............................................      11,563        16,096
  Other.....................................................      53,055        13,296
                                                              ----------    ----------
                                                              $  143,163    $   76,322
                                                              ==========    ==========
Property and equipment at cost:
  Computers and other equipment.............................  $  446,265    $  437,150
  Leasehold improvements....................................     145,844        75,529
  Office furniture and fixtures.............................      66,074        38,514
                                                              ----------    ----------
                                                                 658,183       551,193
  Less accumulated depreciation and amortization............     306,754       241,615
                                                              ----------    ----------
                                                              $  351,429    $  309,578
                                                              ==========    ==========
Land and buildings at cost:
  Buildings and improvements................................  $  198,307    $  169,832
  Land......................................................      63,068        45,453
  Land held for future use..................................         702           702
                                                              ----------    ----------
                                                                 262,077       215,987
  Less accumulated depreciation and amortization............      36,619        29,525
                                                              ----------    ----------
                                                              $  225,458    $  186,462
                                                              ==========    ==========
Other assets:
  Investment in affiliates..................................  $   74,349    $   41,279
  Related party receivable (Note I).........................      36,692        43,237
  Long-term investments.....................................     181,285        40,895
  Other long-term receivables...............................      30,658        31,805
  Other.....................................................      13,514        13,289
                                                              ----------    ----------
                                                              $  336,498    $  170,505
                                                              ==========    ==========
Accounts payable and accrued liabilities:
  Accounts payable..........................................  $  277,886    $  207,330
  Other accrued liabilities.................................     399,131       270,233
  Deferred revenue..........................................     578,785       413,004
  Collections in excess of revenues on uncompleted
    contracts...............................................     153,675       193,635
                                                              ----------    ----------
                                                              $1,409,477    $1,084,202
                                                              ==========    ==========
Accrued payroll and employee benefits:
  Salaries, bonuses and amounts withheld from employees'
    compensation............................................  $  203,952    $  189,744
  Accrued vacation..........................................     123,135        99,826
  Accrued contributions to employee benefit plans...........      29,927        19,851
                                                              ----------    ----------
                                                              $  357,014    $  309,421
                                                              ==========    ==========
Other long-term liabilities:
  Other postretirement benefits.............................  $  148,258    $  135,962
  Accrued pension liability.................................      34,433        40,956
  Accrued other employee benefits...........................      12,826        11,490
  Deferred revenue..........................................     108,522        35,823
  Deferred compensation.....................................      28,214        26,483
  Other.....................................................      28,109        67,288
                                                              ----------    ----------
                                                              $  360,362    $  318,002
                                                              ==========    ==========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE E -- SHORT-TERM AND LONG-TERM INVESTMENTS:

     The aggregate market value, cost basis, gross unrealized gains and losses of short-term and long-term available-for-sale investments by major security type were as follows:

                                                     COST       UNREALIZED    UNREALIZED     MARKET
                                                    BASIS         GAINS        (LOSSES)      VALUE
                                                  ----------    ----------    ----------    --------
                                                                     (IN THOUSANDS)
AT JANUARY 31, 2000:
  U.S. government and agency securities.........   $ 77,863                    $(1,540)     $ 76,323
  Corporate obligations.........................    196,110      $    625         (746)      195,989
  Equity securities.............................     36,928       133,405                    170,333
  Municipal debt................................     64,706                       (886)       63,820
  Asset and mortgage backed securities..........     84,757                     (1,748)       83,009
  Other.........................................     16,420                                   16,420
                                                   --------      --------      -------      --------
                                                   $476,784      $134,030      $(4,920)     $605,894
                                                   ========      ========      =======      ========
AT JANUARY 31, 1999:
  Corporate obligations.........................   $118,190                                 $118,190
  Equity securities.............................     25,474      $  6,689                     32,163
                                                   --------      --------                   --------
                                                   $143,664      $  6,689                   $150,353
                                                   ========      ========                   ========

     At January 31, 2000, $199,284,000 of short-term debt securities have contractual maturities of one year or less, $187,238,000 of short-term debt securities have contractual maturities of two to five years, and $49,039,000 of short-term debt securities have contractual maturities greater than five years. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity date and as a result of features of the securities that enable either the Company, the issuer, or both to redeem these securities in part or in full at an earlier date. The majority of the equity securities are classified as other assets in the accompanying balance sheet.

     Held-to-maturity debt securities are investments in high rated corporate bonds with amortized costs of $9,350,000, at January 31, 1999, which approximates market value. There were no held-to-maturity debt securities at January 31, 2000.

     Gross realized gains and losses of debt and equity securities were $4,308,000 and $2,362,000, respectively, for the year ended January 31, 2000. There were no realized gains or losses from available-for-sale securities for the years ended January 31, 1999 and 1998.

NOTE F -- RECEIVABLES:

     Receivables consist of the following:

                                                             JANUARY 31
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                           (IN THOUSANDS)
Receivables, primarily U.S. Government and RBOCs,
  less allowance for doubtful accounts of $64,523
  and $40,829 at January 31, 2000 and 1999,
  respectively:
  Billed............................................  $  958,853    $  937,541
  Unbilled, less progress payments of $5,272 and
     $7,226 at January 31, 2000 and 1999,
     respectively...................................     358,411       177,798
  Contract retentions...............................      22,499        24,470
                                                      ----------    ----------
                                                      $1,339,763    $1,139,809
                                                      ==========    ==========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Unbilled receivables at January 31, 2000 and 1999 include $26,655,000 and $20,980,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The balance of unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company's control. Based on the Company's historical experience, the majority of the retention balance is expected to be collected beyond one year.

NOTE G -- REVOLVING CREDIT FACILITY:

     The Company has a five-year reducing revolving credit facility ("Credit Facility") with a group of financial institutions which allow borrowings until August 2002 and which was reduced to $675,000,000 in 2000 according to the original terms. Borrowings under the Credit Facility are unsecured and bear interest, at the Company's option, at various rates based on the base rate, bid rate or on margins over the CD rate or LIBOR. The Company pays a facility fee on the total commitment amount. Certain financial covenants required by the Credit Facility, such as requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as limitation on indebtedness, have been maintained as of January 31, 2000.

     There was no balance outstanding under the Credit Facility at January 31, 2000 and 1999. As of January 31, 2000, the entire $675,000,000 was available under the most restrictive debt covenants of the Credit Facility and during 2000 and 1999, the Company did not borrow under the Credit Facility. In 1998, the maximum and average amount outstanding was $320,000,000 and $38,228,000, respectively. The weighted average interest rate in 1998 was 6.0% based upon average daily balances.

NOTE H -- EMPLOYEE BENEFIT PLANS:

     The Company has one principal Profit Sharing Retirement Plan ("PSRP") in which eligible employees participate. Participants' interests vest 25% per year in the third through sixth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Contributions charged to income under the PSRP were $36,617,000, $23,122,000 and $18,929,000 for 2000, 1999 and 1998, respectively.

     The Company has an Employee Stock Retirement Plan ("ESRP"), formerly known as the Employee Stock Ownership Plan, in which eligible employees participate. Cash or stock contributions to the ESRP are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the Company common stock or the amount of cash contributed in the year of contribution. The vesting requirements for the ESRP are the same as the PSRP. Shares of Company common stock distributed from the ESRP bear a limited put option that, if exercised, would require the Company to repurchase the shares at their then current fair value. At January 31, 2000, the ESRP held 60,829,216 shares of Class A Common Stock and 24,887 shares of Class B Common Stock with a combined fair value of $1,589,594,700. Contributions charged to income under the Plan were $16,258,000, $25,820,000 and $22,072,000 for 2000,
1999 and 1998, respectively.

     The Company has one principal Cash or Deferred Arrangement (CODA) which allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions to the CODA charged to income were $19,400,000, $15,829,000 and $14,454,000 for 2000, 1999 and 1998, respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     In connection with the acquisition of Telcordia, the Company also sponsors two contributory savings plans which allow eligible Telcordia employees to defer a portion of their pre-tax income through contributions and contribute a portion of their income on an after-tax basis. Such deferrals are fully vested, are not taxable to the participant until distributed upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions charged to income were $18,555,000, $17,200,000 and $2,800,000 for 2000, 1999 and 1998, respectively.

     The Company has two principal bonus compensation plans, the Bonus Compensation Plan and the Annual Incentive Plan ("AIP"), which provide for bonuses to reward outstanding performance. The AIP was assumed in connection with the acquisition of Telcordia in 1998. Bonuses are paid in the form of cash, fully vested shares of Class A Common Stock or vesting shares of Class A Common Stock. Awards of vesting shares of Class A Common Stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The amounts charged to income under these plans were $140,618,000, $120,373,000 and $49,587,000 for 2000, 1999 and 1998, respectively.

     The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the "Stock Compensation Plans." The Stock Compensation Plans provide for awards of share units to eligible employees, which share units generally correspond to shares of Class A Common Stock held in trust for the benefit of participants. Participants' interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The fair market value of shares awarded under these plans are recorded as unearned compensation which is included in stockholders' equity. The unearned amounts are amortized to expense over the vesting period. The amounts charged to income under these plans were $3,602,000, $2,606,000 and $1,688,000 for 2000, 1999 and
1998, respectively.

     The Company also has an Employee Stock Purchase Plan ("ESPP") which allows eligible employees to purchase shares of the Company's Class A Common Stock, at a discount of 10% of the existing fair market value. There are no charges to income under this plan because such plan is a non-compensatory plan. However, the proforma effect on net income and earnings per share of compensation expense under SFAS No. 123, "Accounting for Stock-Based Compensation" has been disclosed in Note M.

     The Company has two deferred compensation plans. The Keystaff Deferral Plan is maintained for the benefit of key executives and directors, pursuant to which eligible participants may elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under this plan but does credit participant accounts for deferred compensation amounts and interest earned on such deferred compensation. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (7.95% in 2000). Deferred balances will generally be paid upon the later of the attainment of age 65, ten years of plan participation or retirement, unless participants obtain approval for an early pay-out. The Key Executive Stock Deferral Plan is maintained for the benefit of directors and certain key executives. Eligible participants may elect to defer a portion of their compensation into a trust established by the Company which invests in shares of Class A Common Stock. The Company makes no contributions to the accounts of participants. Deferred balances will generally be paid upon retirement or termination.

NOTE I -- PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

     In connection with the acquisition of Telcordia in 1998, the Company assumed assets and liabilities related to five noncontributory defined benefit pension plans covering eligible management and support staff employees of Telcordia and assumed assets and liabilities for postretirement health and life insurance benefits for retired U.S. employees and their dependents. The Company accounts for these benefit plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Postretirement Benefits Other Than Pensions." In accordance with SFAS No. 132, all the qualified and non-qualified pension plans are disclosed in the aggregate.

                                                                         POSTRETIREMENT BENEFITS
                                                 PENSION BENEFITS          OTHER THAN PENSIONS
                                             ------------------------    ------------------------
                                                            YEAR ENDED JANUARY 31
                                             ----------------------------------------------------
                                                2000          1999          2000          1999
                                             ----------    ----------    ----------    ----------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Net benefit obligation at beginning of
     year..................................  $1,117,359    $1,030,604    $ 183,554     $ 176,911
  Service cost.............................      29,160        25,078        5,288         4,409
  Interest cost............................      78,547        72,672       13,764        11,939
  Plan participants' contributions.........                                  1,747           199
  Actuarial (gain) loss....................    (120,307)       40,372      (12,949)         (675)
  Net portability transfers paid during the
     year..................................      (6,380)       (5,228)
  Gross benefits paid......................     (50,314)      (46,139)     (10,773)       (9,229)
                                             ----------    ----------    ---------     ---------
Net benefit obligation at end of year......  $1,048,065    $1,117,359    $ 180,631     $ 183,554
                                             ==========    ==========    =========     =========

Change in plan assets:
  Fair value of plan assets at beginning of
     year..................................  $1,707,006    $1,474,418    $  58,733     $  56,732
  Actual return on plan assets.............     245,615       282,518        6,746        10,776
  Employer contributions...................         631         1,437        1,561           255
  Plan participants' contributions.........                                  1,747           199
  Net portability transfers paid during the
     year..................................      (6,380)       (5,228)
  Gross benefits paid......................     (50,314)      (46,139)     (10,773)       (9,229)
                                             ----------    ----------    ---------     ---------
Fair value of plan assets at end of year...  $1,896,558    $1,707,006    $  58,014     $  58,733
                                             ==========    ==========    =========     =========

Funded status at end of year...............  $  848,493    $  589,647    $(122,617)    $(124,821)
Unrecognized net actuarial gain............    (368,666)     (144,374)     (24,497)       (9,286)
Contributions in January...................         129            59          820            34
                                             ----------    ----------    ---------     ---------
Prepaid (accrued) benefit cost.............  $  479,956    $  445,332    $(146,294)    $(134,073)
                                             ==========    ==========    =========     =========

Weighted-average assumptions:
  Discount rate............................        7.75%         6.75%        7.75%         6.75%
  Expected return on plan assets...........        9.00%         9.00%        9.00%         8.63%
  Rate of compensation increase............        5.00%         5.00%        5.00%         5.00%

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% for 2004 and remain at that level thereafter.

                                                                          POSTRETIREMENT BENEFITS
                                             PENSION BENEFITS               OTHER THAN PENSIONS
                                     --------------------------------    --------------------------
                                                         YEAR ENDED JANUARY 31
                                     --------------------------------------------------------------
                                       2000        1999        1998       2000      1999      1998
                                     ---------   ---------   --------    -------   -------   ------
                                                             (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost.....................  $  29,160   $  25,078   $  5,299    $ 5,288   $ 4,409   $  919
  Interest cost....................     78,547      72,672     14,912     13,764    11,939    2,565
  Expected return on assets........   (141,849)   (128,766)   (26,697)    (4,470)   (4,388)    (942)
  Amortization of actuarial loss...        220          74                   (14)
                                     ---------   ---------   --------    -------   -------   ------
Net periodic benefit cost..........  $ (33,922)  $ (30,942)  $ (6,486)   $14,568   $11,960   $2,542
                                     =========   =========   ========    =======   =======   ======

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

     The Company sponsors three unfunded non-qualified benefit plans for certain members of management. One of these plans provides benefits that replace benefits not available in the qualified plans due to design or legal limitations. The other two plans offer additional pension benefits to certain employees based on job level. The projected benefit obligation and accumulated benefit obligation of these plans, which had accumulated benefit obligations in excess of plan assets, were $14,315,000 and $9,321,000, respectively, as of December 31, 1999, the plans' year end, and $13,397,000 and $6,337,000, respectively, as of December 31, 1998. The non-qualified plans are unfunded and therefore have no assets.

     The Company offers certain postretirement medical and life insurance benefits to substantially all retired employees. Currently, the plan assets for the life insurance benefits are held in a Voluntary Employee Benefit Association
(VEBA) trust. During 2000, the medical benefits VEBA has been depleted and medical benefits for the retirees are being paid from Corporate assets. Telcordia did not make any contributions to the VEBA trust during the year. The Company's funding policy is to contribute annually an amount determined by management, based on federal income tax limitations.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                  ONE-PERCENTAGE    ONE-PERCENTAGE
                                                  POINT INCREASE    POINT DECREASE
                                                  --------------    --------------
                                                           (IN THOUSANDS)
Effect on total service and interest cost
  components....................................     $ 2,223           $ (1,976)
Effect on postretirement benefit obligation.....     $19,403           $(15,823)

     In 1998, when the Company formed the INTESA joint venture with PDVSA, approximately 1,500 employees transferred from PDVSA to INTESA. Under Venezuelan law, INTESA assumed the existing employee benefit plans, including a defined benefit pension plan. Under the terms of the joint venture

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION agreement, PDVSA agreed to fund the projected benefit obligation of the pension plan and accumulated post-retirement benefit obligation of the post-retirement benefit plans over ten years. The obligation of PDVSA to fund these benefits has been reflected as a related party receivable and included in other assets in the Company's consolidated balance sheet. In addition, effective January 1, 2002 employees hired on and after January 1, 1997 will be covered by INTESA pension plan and post-retirement medical and life benefits. The employees will receive credit for service with INTESA rendered prior to January 1, 2002. The related benefit obligation and unrecognized prior service cost for these employees is reflected in the following disclosure. The plans are accounted for in accordance with the requirements of SFAS No. 87 and SFAS No. 106.

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

                                                         YEAR ENDED JANUARY 31
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Change in benefit obligation:
  Net benefit obligation at beginning of year..........  $ 51,029     $ 53,698
  Service cost.........................................     4,465        4,697
  Interest cost........................................     4,829       12,106
  Actuarial (gains) losses.............................      (394)      (5,534)
  Amendments...........................................       718
  Early retirement window..............................    (5,666)      (8,133)
  Translation..........................................    (6,885)      (5,805)
                                                         --------     --------
Net benefit obligation at end of year..................  $ 48,096     $ 51,029
                                                         ========     ========
Change in plan assets:
  Fair value of plan assets at beginning of year.......  $  4,866
  Actuarial return on plan assets......................     2,401     $  1,611
  Employer contributions...............................    10,724        9,868
  Plan participant contributions.......................    (1,137)       1,251
  Gross benefits paid..................................    (5,666)      (7,739)
  Translation..........................................    (1,052)        (125)
                                                         --------     --------
Fair value of plan assets at end of year...............  $ 10,136     $  4,866
                                                         ========     ========
Funded status at end of year...........................  $(37,960)    $(46,163)
Unrecognized net actuarial gains.......................    (3,207)      (1,283)
Unrecognized prior service cost........................     1,796        1,587
Other..................................................       (24)
                                                         --------     --------
Accrued benefit cost...................................  $(39,395)    $(45,859)
                                                         ========     ========
Weighted average assumptions:
  Discount rate........................................        10%          10%
  Salary increases.....................................         7%           7%
  Expected rate of return on assets....................        12%          12%

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                                                               PENSION BENEFITS
                                                         ----------------------------
                                                            YEAR ENDED JANUARY 31
                                                         ----------------------------
                                                          2000      1999       1998
                                                         ------    -------    -------
                                                                (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.........................................  $4,465    $ 4,697    $ 3,308
  Interest cost........................................   4,829     12,105     12,953
  Expected return on assets............................    (408)    (1,066)
  Amortization of:
     Prior service.....................................     274        203
     Actuarial losses..................................    (150)       627
                                                         ------    -------    -------
Net periodic pension cost..............................   9,010     16,566     16,261
  Cost of special termination benefits.................               (145)
                                                         ------    -------    -------
          Total pension cost...........................  $9,010    $16,421    $16,261
                                                         ======    =======    =======

     In addition to the pension benefits described above, certain postretirement benefits were also transferred to INTESA for health and life insurance benefits for the PDVSA employees who transferred to INTESA. Eligibility for the plans and participant cost sharing is dependent upon the participant's age at retirement, years of service and retirement date. The Company accounts for these benefit plans in accordance with SFAS No. 106. The accrued postretirement benefits liability was $2,244,000 and $2,125,000 as of January 31, 2000 and 1999,
respectively. Net postretirement benefits expense was $444,000 and $329,000 for the year ended January 31, 2000 and 1999, respectively.

NOTE J -- INCOME TAXES:

     The provision for income taxes includes the following:

                                                           YEAR ENDED JANUARY 31
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Current:
  Federal...........................................  $411,349    $135,996    $87,755
  State.............................................    91,148      33,379     21,097
  Foreign...........................................    11,439      13,313      8,397
Deferred:
  Federal...........................................   (55,921)    (36,303)   (35,880)
  State.............................................   (16,269)     (7,930)    (6,641)
  Foreign...........................................      (210)     (1,148)    (1,029)
                                                      --------    --------    -------
                                                      $441,536    $137,307    $73,699
                                                      ========    ========    =======

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

                                                             JANUARY 31
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
                                                           (IN THOUSANDS)
Deferred revenue, net of reserves....................  $ 190,446    $ 108,717
Accrued vacation.....................................     35,563       28,122
Deferred compensation................................     17,695       13,423
Vesting stock bonuses................................     32,574       22,240
Accrued liabilities..................................     33,415       28,995
Depreciation and amortization........................      5,082
Other................................................     19,903       19,050
                                                       ---------    ---------
          Total deferred tax assets..................    334,678      220,547
                                                       ---------    ---------
Employee benefit contributions.......................   (151,044)    (138,252)
Unrealized net gain on marketable securities.........    (52,577)      (4,890)
Depreciation and amortization........................                 (26,238)
Investment in subsidiaries and affiliates............    (31,316)     (14,629)
Other................................................       (166)        (863)
                                                       ---------    ---------
          Total deferred tax liabilities.............   (235,103)    (184,872)
                                                       ---------    ---------
Net deferred tax asset...............................  $  99,575    $  35,675
                                                       =========    =========

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income before income taxes follows:

                                                           YEAR ENDED JANUARY 31
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Amount computed at statutory rate...................  $371,485    $100,798    $55,472
State income taxes, net of federal tax benefit......    48,671      16,542      9,396
Nondeductible meals, travel and entertainment.......     3,567       4,546      3,143
(Income) losses of foreign subsidiaries.............    (1,974)     (2,181)     3,113
Revision of prior years' tax estimates..............     4,418       4,961       (589)
Other...............................................    15,369      12,641      3,164
                                                      --------    --------    -------
                                                      $441,536    $137,307    $73,699
                                                      ========    ========    =======

     Income taxes paid in 2000, 1999 and 1998 amounted to $481,045,000, $180,866,000 and $82,905,000, respectively.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE K -- LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                              JANUARY 31
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
6.75% Notes payable....................................  $ 91,237    $ 90,489
Capital lease obligations..............................    60,424      79,586
Mortgages payable collateralized by real property......     6,630       6,740
Other notes payable....................................    17,091      14,118
                                                         --------    --------
                                                          175,382     190,933
Less current portion...................................    54,093      47,882
                                                         --------    --------
                                                         $121,289    $143,051
                                                         ========    ========

     In January 1998, the Company issued $100,000,000 of 6.75% notes ("6.75% Notes") under a shelf registration statement filed with the Securities and Exchange Commission. The 6.75% Notes are due February 1, 2008 with interest payable semi-annually beginning August 1, 1998 and were issued with a nominal discount. The Company used the proceeds to repay certain short-term indebtedness, including obligations assumed in connection with the acquisition of Telcordia and for general corporate purposes. The Company amortizes the note discount, underwriter's fees and commissions and the loss on the forward treasury lock agreement (Note A) to interest expense which results in an effective interest rate of 8.3% over the term of the 6.75% Notes. The Company is subject to certain restrictions such as limitations on liens, on sale and leaseback transactions and on consolidation, merger, and sale of assets. As of January 31, 2000, the Company was in compliance with the restrictions.

     During 1997, the Company assumed a $6,919,000 mortgage note in connection with the purchase of land and a building. Terms of the note include quarterly payments of principal and interest until December 2016. Interest is adjusted annually and was 6.4% in 2000. Additionally, the Company has various other notes payable with interest rates from 6.0% to 9.3% that are due over the next ten years.

     Maturities of long-term debt, excluding capital lease obligations, are as follows:

                   YEAR ENDING JANUARY 31                     (IN THOUSANDS)
                   ----------------------                     --------------
  2001......................................................     $ 16,145
  2002......................................................          472
  2003......................................................          276
  2004......................................................          321
  2005......................................................          345
  2006 and after............................................       97,399
                                                                 --------
                                                                 $114,958
                                                                 ========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE L -- EARNINGS PER SHARE:

     A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

                                                    YEAR ENDED JANUARY 31
                            ---------------------------------------------------------------------
                                          2000                                1999
                            ---------------------------------   ---------------------------------
                                         WEIGHTED                            WEIGHTED
                                         AVERAGE    PER SHARE                AVERAGE    PER SHARE
                            NET INCOME    SHARES     AMOUNT     NET INCOME    SHARES     AMOUNT
                            ----------   --------   ---------   ----------   --------   ---------
Net income................   $619,849                            $150,688
Effect of:
  Subsidiary preferred
    stock dividends.......                                         (1,777)
                                                                 --------
Net income available to
  common stockholders, as
  adjusted................    619,849                             148,911
Basic EPS.................               237,586      $2.61                  222,483      $ .67
                                                      =====                               =====
Effect of:
  Majority-owned
    subsidiary's dilutive
    securities............       (313)                               (428)
                             --------                            --------
Net income available to
  common stockholders, as
  adjusted................   $619,536                            $148,483
                             ========                            ========
Effect of dilutive
  securities:
  Stock options...........                18,350                              18,220
  Other stock awards......                   332                                 513
                                         -------                             -------
Diluted EPS...............               256,268      $2.42                  241,216      $ .62
                                         =======      =====                  =======      =====

                                  YEAR ENDED JANUARY 31
                            ---------------------------------
                                          1998
                            ---------------------------------
                                         WEIGHTED
                                         AVERAGE    PER SHARE
                            NET INCOME    SHARES     AMOUNT
                            ----------   --------   ---------
Net income................   $84,794
Effect of:
  Subsidiary preferred
    stock dividends.......
Net income available to
  common stockholders, as
  adjusted................    84,794
Basic EPS.................               205,397      $ .41
                                                      =====
Effect of:
  Majority-owned
    subsidiary's dilutive
    securities............
Net income available to
  common stockholders, as
  adjusted................   $84,794
                             =======
Effect of dilutive
  securities:
  Stock options...........                13,649
  Other stock awards......                   180
                                         -------
Diluted EPS...............               219,226      $ .39
                                         =======      =====

NOTE M -- COMMON STOCK AND OPTIONS:

     The Company has options outstanding under four stock option plans, the 1999 Stock Incentive Plan ("1999 Plan"), which was adopted on July 9, 1999, the 1998 Stock Option Plan ("1998 Plan"), the 1995 Stock Option Plan ("1995 Plan") and the 1992 Stock Option Plan ("1992 Plan"). Under the 1999 Plan, 1998 Plan, 1995 Plan and 1992 Plan, options are granted at prices not less than the fair market value at the date of grant and for terms not greater than ten years. Options granted under these plans generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. No options were granted under the 1992 Plan after July 31, 1995, the date the 1992 Plan terminated nor were any options granted under the 1995 Plan after July 31, 1998, the date the 1995 Plan terminated.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for stock option awards granted in 2000, 1999 and 1998 and for shares issued under the ESPP in 2000, 1999 and 1998, consistent with the methodology prescribed by SFAS No. 123, net income in 2000, 1999 and 1998 would have been reduced by $22,009,000, $14,958,000 and $10,328,000, respectively. Basic earnings per share would have been reduced by $.09, $.07, and $.05 per share in 2000, 1999 and 1998, respectively, and diluted earnings per share would have been reduced by $.06 per share in 2000 and 1999 and $.04 per share in 1998. These amounts were determined using weighted-average per share fair values of options granted in 2000, 1999 and 1998 of $4.24, $2.78 and $1.97, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998: no dividend yield, no volatility, risk free interest rates ranging from 4.6% to 6.8% and expected lives of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION meets the definition of a non-public company for the purposes of calculating fair value and, therefore, assumes no volatility in the fair value calculation. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation plans.

     A summary of changes in outstanding options under the plans during the three years ended January 31, 2000, is as follows:

                                                                               SHARES OF CLASS A
                                      SHARES OF CLASS A                          COMMON STOCK
                                        COMMON STOCK       WEIGHTED AVERAGE       EXERCISABLE
                                        UNDER OPTIONS       EXERCISE PRICE       UNDER OPTIONS
                                      -----------------    ----------------    -----------------
                                       (IN THOUSANDS)                           (IN THOUSANDS)
January 31, 1997..................          51,315              $ 3.93              17,717
  Options granted.................          18,586              $ 7.44
  Options canceled................          (2,515)             $ 4.80
  Options exercised...............         (10,476)             $ 3.06
                                           -------
January 31, 1998..................          56,910              $ 5.20              17,518
  Options granted.................          13,060              $11.83
  Options canceled................          (2,175)             $ 7.47
  Options exercised...............         (10,622)             $ 3.62
                                           -------
January 31, 1999..................          57,173              $ 6.92              19,088
  Options granted.................          14,853              $18.04
  Options canceled................          (2,653)             $11.79
  Options exercised...............         (13,313)             $ 4.50
                                           -------
January 31, 2000..................          56,060              $10.21              18,531
                                           =======

     As of January 31, 2000, 87,446,000 shares of Class A Common Stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. The Company has made available for issuance, purchase or options approximately 573,000 shares of Class A Common Stock to employees, prospective employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events. The selling price of shares and the exercise price of options are fair market value at the date such shares are purchased or options are granted.

     A summary of options outstanding as of January 31, 2000 is as follows:

                                                               WEIGHTED
                                            WEIGHTED           AVERAGE
                            OPTIONS         AVERAGE           REMAINING          OPTIONS      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING    EXERCISE PRICE    CONTRACTUAL LIFE    EXERCISABLE     EXERCISE PRICE
------------------------  -----------    --------------    ----------------    -----------    ----------------
                             (OPTIONS OUTSTANDING AND EXERCISABLE, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
$ 3.93 to $ 4.57........     5,905           $ 4.09               .4              5,905            $ 4.09
$ 4.83 to $ 5.71........     9,997           $ 5.07              1.5              5,363            $ 5.08
$ 6.49 to $ 9.78........    14,676           $ 7.44              2.6              5,217            $ 7.48
$ 9.78 to $14.72........    11,496           $11.82              3.5              2,046            $11.92
$17.46 to $19.99........    13,986           $18.05              4.4
                            ------                                               ------
                            56,060                                               18,531
                            ======                                               ======

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTE N -- LEASES:

     The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expenses for facilities and equipment totaled $143,196,000, $113,320,000 and $90,012,000 in 2000, 1999 and
1998, respectively.

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

     Assets acquired under capital leases and included in property and equipment, and land and buildings consist of the following:

                                                              JANUARY 31
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Computers and other equipment..........................  $129,077    $123,817
Office furniture and fixtures..........................     3,686       5,084
Buildings and improvements.............................     1,943       1,760
                                                         --------    --------
                                                          134,706     130,661
Less accumulated amortization..........................    69,969      45,196
                                                         --------    --------
                                                         $ 64,737    $ 85,465
                                                         ========    ========

     Minimum rental commitments, primarily for facilities, under all non-cancelable operating leases and capital leases in effect at January 31, 2000 are payable as follows (in thousands):

                YEAR ENDING JANUARY 31                   CAPITAL     OPERATING
                ----------------------                   --------    ---------
  2001.................................................  $ 43,601    $119,323
  2002.................................................    20,911      91,927
  2003.................................................     3,970      71,901
  2004.................................................         5      42,777
  2005.................................................                22,169
  2006 and after.......................................                27,393
                                                         --------    --------
  Total minimum lease payments.........................    68,487    $375,490
                                                                     ========
  Amount representing interest.........................    (8,063)
                                                         --------
  Present value of net minimum capital lease
     payments..........................................    60,424
  Current portion......................................   (37,948)
                                                         --------
  Long-term obligations under capital leases at January
     31,
     2000..............................................  $ 22,476
                                                         ========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

     The Company's joint venture, INTESA, had capital lease obligations included in the above table, totaling $59,071,000, of which $36,850,000 was classified as current portion of long-term debt as of January 31, 2000. These capital lease obligations of the joint venture are non-recourse debt to the Company.

NOTE O -- COMMITMENTS AND CONTINGENCIES:

     Other commitments at January 31, 2000 include outstanding letters of credit aggregating $50,406,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $101,682,000, principally related to performance and payment type bonds.

     The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

NOTE P -- SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     Charges to costs and expenses for depreciation and amortization of buildings, property and equipment and assets acquired under capital leases were $146,097,000, $122,507,000 and $52,021,000 for 2000, 1999 and 1998,
respectively.

     Included in selling, general and administrative expenses are independent research and development costs of $114,074,000, $119,805,000 and $23,202,000 in
2000, 1999 and 1998, respectively.

     Total interest paid in 2000, 1999 and 1998 amounted to $24,677,000, $28,815,000 and $8,786,000, respectively.

     The components of other income (expense), net, in the accompanying consolidated statement of income are as follows:

                                                            YEAR ENDED JANUARY 31
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Gain on sale of certain businesses....................  $30,750    $ 3,749    $ 6,341
Loss on treasury lock agreement.......................                         (9,047)
Equity in (loss) income of unconsolidated affiliates,
  net.................................................   (6,123)    (4,185)     1,326
Other income (expense), net...........................    7,010     (4,449)     4,492
                                                        -------    -------    -------
                                                        $31,637    $(4,885)   $ 3,112
                                                        =======    =======    =======

NOTE Q -- SALE OF BUSINESS:

     On September 3, 1999, the Company sold the stock of its TransCore business unit and recognized a gain on the sale of $28,847,000. The gain is reflected in other income in the accompanying consolidated financial statements.

NOTE R -- SUBSEQUENT EVENT:

     On February 11, 2000, NSI completed a secondary offering of 8,889,500 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1,589,575,000 and will recognize a gain on the sale before income taxes in the first quarter ending April 30, 2000 of approximately $1,466,000,000. On February 15, 2000, NSI announced a 2-for-1 stock split to be effective March 10, 2000.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Upon completion of this secondary offering and giving effect to the stock split, the Company owned 16,300,000 shares of NSI Class A Common Stock which represents a 22.6% interest in NSI. With the recent recomposition of the NSI Board of Directors and the current ownership interest in NSI, the Company will no longer consolidate NSI's financial statements and will instead recognize its proportionate share of NSI's net income or loss under the equity method of accounting beginning in the first quarter ending April 30, 2000.

     On March 6, 2000, NSI entered into a merger agreement with VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services, pursuant to which VeriSign would acquire NSI and NSI would become a wholly-owned subsidiary of VeriSign. Under the merger agreement, VeriSign will issue 1.075 shares of VeriSign common stock for each share of NSI stock (after giving effect to the 2-for-1 split of NSI common stock completed on March 10,
2000). This merger would result in the Company holding approximately 9% of VeriSign's outstanding shares. The transaction is expected to close in the third quarter of calendar 2000, subject to obtaining the approval of the stockholders of VeriSign and NSI and necessary regulatory approvals.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                        BALANCE AT   CHARGED TO   CHARGED TO
                                        BEGINNING    COSTS AND       OTHER                   BALANCE AT
             DESCRIPTION                 OF YEAR      EXPENSES    ACCOUNTS(1)   DEDUCTIONS   END OF YEAR
             -----------                ----------   ----------   -----------   ----------   -----------
Year ended January 31, 1998
  Allowance for uncollectible
     accounts.........................   $18,048      $14,182      $ 45,762     $ (41,808)     $36,184
Year ended January 31, 1999
  Allowance for uncollectible
     accounts.........................   $36,184      $ 7,755      $ 68,480     $ (71,590)     $40,829
Year ended January 31, 2000
  Allowance for uncollectible
     accounts.........................   $40,829      $13,167      $310,519     $(299,992)     $64,523

---------------
(1) Charged primarily to allowance for deferred revenues.