Form 10-Q
period 2000-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2000-06-14
CIK 353394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

        As of May 31, 2000, the registrant had 232,589,268 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 291,208 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED
                                                      ---------------------------------
                                                      APRIL 30, 2000     APRIL 30, 1999
                                                      --------------     --------------
Revenues                                                $ 1,240,274       $ 1,184,006
Costs and expenses:
      Cost of revenues                                      993,193           910,896
      Selling, general and administrative expenses          184,434           192,910
                                                        -----------       -----------
Operating income                                             62,647            80,200
                                                        -----------       -----------
Non-operating income (expense):
      Interest expense                                       (5,781)           (8,594)
      Interest income                                        31,914            16,545
      Other income (expense), net (Note I)                  198,895              (162)
      Gain on sale of subsidiary common stock             1,462,303           698,374
      Minority interest in income of consolidated
         subsidiaries                                        (2,746)           (6,500)
                                                        -----------       -----------
Income before income taxes                                1,747,232           779,863
Provision for income taxes                                  672,684           331,442
                                                        -----------       -----------
Net income                                              $ 1,074,548       $   448,421
                                                        ===========       ===========

Earnings per share:
      Basic                                             $      4.47       $      1.92
                                                        ===========       ===========
      Diluted                                           $      4.13       $      1.77
                                                        ===========       ===========
Common equivalent shares:
      Basic                                                 240,341           233,209
                                                        ===========       ===========
      Diluted                                               259,910           252,872
                                                        ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                                              APRIL 30, 2000   JANUARY 31, 2000
                                                                              --------------   ----------------
ASSETS
Current assets:
      Cash and cash equivalents                                                $ 1,773,781       $   669,320
      Restricted cash                                                                6,659             8,781
      Short-term investments in marketable securities                              287,895           424,609
      Receivables                                                                1,207,646         1,339,763
      Prepaid expenses and other current assets                                     88,385           143,163
      Deferred income taxes                                                         70,387           173,987
                                                                               -----------       -----------
            Total current assets                                                 3,434,753         2,759,623

Property and equipment (less accumulated depreciation
      of $313,223 and $306,754 at April 30, 2000
      and January 31, 2000, respectively)                                          280,890           351,429
Land and buildings (less accumulated depreciation of
      $38,964 and $36,619 at April 30, 2000
      and January 31, 2000, respectively)                                          224,695           225,458
Goodwill (less accumulated amortization of
      $58,132 and $55,208 at April 30, 2000
      and January 31, 2000, respectively)                                          169,341           170,137
Other intangible assets (less accumulated amortization of
      $38,071 and $34,089 at April 30, 2000
      and January 31, 2000, respectively)                                           65,715            69,301
Long-term investments in marketable securities                                     366,069           181,285
Prepaid pension assets                                                             505,132           492,802
Other assets                                                                       301,435           155,213
                                                                               -----------       -----------
                                                                               $ 5,348,030       $ 4,405,248
                                                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                                 $   902,014       $ 1,409,477
      Accrued payroll and employee benefits                                        316,814           357,014
      Income taxes payable                                                         656,827            90,337
      Notes payable and current portion of long-term debt                           36,945            54,093
                                                                               -----------       -----------
            Total current liabilities                                            1,912,600         1,910,921

Long-term debt, net of current portion                                             118,496           121,289
Deferred income taxes                                                              202,039            74,412
Other long-term liabilities                                                        259,723           360,362
Commitments and contingencies (Note H)
Minority interest in consolidated subsidiaries                                      17,271           107,982
Stockholders' equity:
      Common stock:
         Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding (233,159 shares and 236,079 shares at
            April 30, 2000 and January 31, 2000, respectively)                       2,331             2,361
         Class B, $.05 par value, 5,000 shares authorized;
            issued and outstanding (294 shares and 296 shares at
            April 30, 2000 and January 31, 2000, respectively)                          15                15
      Additional paid-in capital                                                 1,336,499         1,082,727
      Retained earnings                                                          1,486,414           704,562
      Other stockholders' equity                                                   (32,545)          (31,387)
      Accumulated other comprehensive income                                        45,187            72,004
                                                                               -----------       -----------

            Total stockholders' equity                                           2,837,901         1,830,282
                                                                               -----------       -----------
                                                                               $ 5,348,030       $ 4,405,248
                                                                               ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                   THREE MONTHS ENDED
                                                                            --------------------------------
                                                                            APRIL 30, 2000    APRIL 30, 1999
                                                                            --------------    --------------
Cash flows from operating activities:
     Net income                                                               $ 1,074,548       $ 448,421
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                             44,087          38,908
         Non-cash compensation                                                     69,219          65,060
         Gain on sale of subsidiary common stock                               (1,462,303)       (698,374)
         Net gain on sales of investments and other business assets              (191,222)         (1,083)
         Other                                                                      3,240          10,016
         Increase (decrease) in cash, excluding effects of
             acquisitions, resulting from changes in:
           Receivables                                                            105,469         210,760
           Prepaid expenses and other current assets                               28,797          (4,760)
           Progress payments                                                          729           8,923
           Deferred income taxes                                                  105,365         (35,021)
           Other assets                                                          (188,804)        (10,095)
           Accounts payable and accrued liabilities                              (207,536)       (235,439)
           Accrued payroll and employee benefits                                  (30,997)        (24,259)
           Income taxes payable                                                   542,057         348,960
           Other long-term liabilities                                              2,884           9,981
                                                                              -----------       ---------
                                                                                 (104,467)        131,998
                                                                              -----------       ---------
Cash flows from investing activities:
     Expenditures for property and equipment                                      (16,527)        (31,271)
     Expenditures for land and buildings                                              (64)            (46)
     Acquisitions of businesses, net of cash acquired                             (10,757)        (50,328)
     Purchases of debt and equity securities available-for-sale                   (32,761)       (411,742)
     Proceeds from sale of debt and equity securities available-for-sale           25,000
     Proceeds from sale of subsidiary common stock                              1,589,575         729,000
     Investments in affiliates                                                     (9,017)           (495)
     Proceeds from sales of certain business assets                                   298           2,084
     Proceeds from disposal of property and equipment                                  16             100
                                                                              -----------       ---------
                                                                                1,545,763         237,302
                                                                              -----------       ---------
Cash flows from financing activities:
     Proceeds from notes payable and issuance of long-term debt                        91          18,122
     Payments of notes payable and long-term debt                                  (2,121)           (821)
     Principal payments on capital lease obligations                              (22,884)         (9,138)
     Net proceeds from issuance of subsidiary common stock                                          1,809
     Dividends paid to minority interest                                          (10,561)         (9,423)
     Sales of common stock                                                         25,701          39,626
     Repurchases of common stock                                                 (326,053)        (49,961)
                                                                              -----------       ---------
                                                                                 (335,827)         (9,786)
                                                                              -----------       ---------
Effect of exchange rate changes on cash                                            (1,008)            606
                                                                              -----------       ---------
Increase in cash and cash equivalents                                           1,104,461         360,120
Cash and cash equivalents at beginning of period                                  669,320         389,026
                                                                              -----------       ---------
Cash and cash equivalents at end of period                                    $ 1,773,781       $ 749,146
                                                                              ===========       =========

Supplemental schedule of non-cash investing and financing activities:
     Shares of common stock exchanged upon exercise of stock options          $    17,820       $  15,690
                                                                              ===========       =========
     Capital lease obligations for property and equipment                     $     2,964       $   7,274
                                                                              ===========       =========

     Fair value of assets acquired in acquisitions                            $    20,293       $  71,190
     Cash paid in acquisitions                                                    (10,757)        (51,667)
     Issuance of common stock in acquisitions                                      (3,000)
                                                                              -----------       ---------
     Liabilities assumed in acquisitions                                      $     6,536       $  19,523
                                                                              ===========       =========


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

As discussed in Note G, the Company no longer consolidates NSI's financial statements and has instead recognized its proportionate share of NSI's net income under the equity method of accounting for the three months ended April 30, 2000.

Certain amounts from the three months ended April 30, 1999 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three months ended April 30, 2000.

In the opinion of management, the unaudited financial information as of April 30, 2000 and for the three months ended April 30, 2000 and 1999 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's 2000 Annual Report on Form 10-K.


NOTE B - RECEIVABLES:

Receivables include $21,332,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at April 30, 2000.


NOTE C - REVOLVING CREDIT FACILITY:

The Company has a five-year unsecured reducing revolving credit facility with a group of financial institutions which allow borrowings until August 2002 and which was reduced to $662,500,000 in accordance to the original terms. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at April 30, 2000 and the entire $662,500,000 was available. Financial covenants required by the credit facility have been maintained as of April 30, 2000.

NOTE D - BUSINESS SEGMENT INFORMATION:

The following table summarizes interim segment information:


                                                      THREE MONTHS ENDED APRIL 30
                                                      ---------------------------
                                                         2000            1999
                                                      ----------      -----------
                                                           (IN THOUSANDS)
        Revenues:
           Regulated                                  $  756,242      $  647,004
           Non-Regulated                                 453,965         477,081
                                                      ----------      ----------
        Total segment revenues                         1,210,207       1,124,085
           Corporate and other                            30,067          59,921
                                                      ----------      ----------
        Total consolidated revenues                   $1,240,274      $1,184,006
                                                      ==========      ==========

        Income before income taxes:
           Regulated                                  $   41,833      $   41,464
           Non-Regulated                                  33,048          41,970
                                                      ----------      ----------
        Total segment income before income taxes          74,881          83,434
            Corporate and other                        1,672,351         696,429
                                                      ----------      ----------
        Total income before income taxes              $1,747,232      $  779,863
                                                      ==========      ==========

Included in Corporate and other income before income taxes for the three months ended April 30, 2000 are the gains on the transactions discussed in Note G and
Note I. For the same period of the prior year, included in corporate and other income before income taxes was the gain on the sale of NSI Class A Common Stock which was completed in February 1999.


NOTE E - COMPREHENSIVE INCOME:

Comprehensive income, which combines net income, unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, consisted of the following:


                                                            THREE MONTHS ENDED APRIL 30
                                                            ---------------------------
                                                                2000             1999
                                                            -----------       ---------
                                                           (IN THOUSANDS)
        Net income                                          $ 1,074,548       $ 448,421
        Other comprehensive income, net of tax:
              Unrealized gain on securities                         425          21,197
              Reclassification adjustment                       (26,566)
              Foreign currency translation adjustments             (676)           (378)
                                                            -----------       ---------
                                                                (26,817)         20,819
                                                            -----------       ---------
        Comprehensive income                                $ 1,047,731       $ 469,240
                                                            ===========       =========

NOTE F - EARNINGS PER SHARE (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED APRIL 30
                                                                   ---------------------------
                                                                       2000             1999
                                                                   -----------       ---------
        BASIC EPS:
        Net income                                                 $ 1,074,548       $ 448,421
        Effect of:
          Subsidiary preferred stock dividends                                            (351)
                                                                   -----------       ---------
        Net income available to common
          stockholders, as adjusted                                $ 1,074,548       $ 448,070
                                                                   -----------       ---------

        Weighted average shares
                                                                       240,341         233,209
                                                                   -----------       ---------
        Basic EPS                                                  $      4.47       $    1.92
                                                                   ===========       =========

        DILUTED EPS:
        Net income                                                 $ 1,074,548       $ 448,421
        Effect of:
          Subsidiary preferred stock dividends                                            (351)

          Majority-owned subsidiary's
            dilutive securities                                                            (19)
                                                                   -----------       ---------
        Net income available to common
          stockholders, as adjusted                                $ 1,074,548       $ 448,051
                                                                   -----------       ---------

        Weighted average shares
                                                                       240,341         233,209
        Effect of:
          Stock options
                                                                        19,399          19,184
          Other stock awards
                                                                           170             479
                                                                   -----------       ---------
        Weighted average shares, as adjusted                           259,910         252,872
                                                                   -----------       ---------
        Diluted EPS                                                $      4.13       $    1.77
                                                                   ===========       =========

NOTE G - SALE OF SUBSIDIARY COMMON STOCK:

        On February 11, 2000, the Company's subsidiary NSI completed a secondary offering of 8,889,500 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1,589,575,000 and recognized a gain on the sale before income taxes of $1,462,303,000. In addition, the Company recognized a gain from the shares sold by NSI by recording $132,377,000 directly to additional paid-in capital. On February 15, 2000, NSI announced a 2-for-1 stock split effective March 10, 2000. Upon completion of this secondary offering and giving effect to the stock split, the Company owned 16,300,000 shares of NSI Class A Common Stock which represents a 22.6% interest in NSI. With the recomposition of the NSI Board of Directors and the current ownership interest in NSI, the Company no longer consolidates NSI's financial statements and has instead recognized its proportionate share of NSI's net income under the equity method of accounting for the three months ended April 30, 2000.

        On March 6, 2000, NSI entered into a merger agreement with VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services, pursuant to which VeriSign would acquire NSI and NSI would become a wholly-owned subsidiary of VeriSign. The transaction closed on June 8, 2000. Under the merger agreement, VeriSign issued 1.075 shares of VeriSign common stock for each share of NSI stock (after giving effect to the 2-for-1 split of NSI common stock completed on March 10, 2000). As a result of this transaction, Company holds approximately 9% of VeriSign's outstanding shares.


NOTE H - COMMITMENTS AND CONTINGENCIES:

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.


NOTE I - SUPPLEMENTARY INCOME STATEMENT INFORMATION:

On April 5, 2000, Solect Technology Group Inc. ("Solect"), an entity in which the Company held an investment, was acquired by Amdocs Limited ("Amdocs"), a publicly traded company. In connection with this transaction, the Company exchanged its equity interest in Solect for an approximate 2% equity interest in Amdocs. The Company recognized a gain before income taxes of $191,222,000 on the transaction, which is reflected in other income in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On February 11, 2000, the Company's subsidiary NSI completed a secondary offering of 8,889,500 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1.6 billion and recognized a gain on the sale before income taxes of $1.5 billion. In addition, the Company recognized a gain from the shares sold by NSI by recording $132 million directly to additional paid-in capital. On February 15, 2000, NSI announced a 2-for-1 stock split effective March 10, 2000. Upon completion of this secondary offering and giving effect to the stock split, the Company owned 16,300,000 shares of NSI Class A Common Stock which represents a 22.6% interest in NSI. With the recomposition of the NSI Board of Directors and the current ownership interest in NSI, the Company no longer consolidates NSI's financial statements ("deconsolidation") and has instead recognized its proportionate share of NSI's net income under the equity method of accounting for the three months ended April 30, 2000.

On March 6, 2000, NSI entered into a merger agreement with VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services, pursuant to which VeriSign would acquire NSI and NSI would become a wholly-owned subsidiary of VeriSign. The transaction closed on June 8, 2000. Under the merger agreement, VeriSign issued 1.075 shares of VeriSign common stock for each share of NSI stock (after giving effect to the 2-for-1 split of NSI common stock completed on March 10, 2000). As a result of this transaction, the Company holds approximately 9% of VeriSign's outstanding shares.

On April 5, 2000, Solect Technology Group Inc. ("Solect"), an entity in which the Company held an investment, was acquired by Amdocs Limited ("Amdocs"), a publicly traded company. In connection with this transaction, the Company exchanged its equity interest in Solect for an approximate 2% equity interest in Amdocs. The Company recognized a gain before income taxes of $191 million on the transaction, which is reflected in other income in the accompanying financial statements.


RESULTS OF OPERATIONS

Revenues for the three months ended April 30, 2000 increased 5% compared to the same period of the prior year. Excluding NSI's revenues, revenues increased 8% which was primarily attributable to growth at Telcordia and in the Company's traditional business areas. Regulated segment revenues as a percentage of consolidated revenues were 61% and 55% for the three months ended April 30, 2000 and 1999, respectively, and increased 17% over the same period of the prior year as a result of growth in the Company's traditional business areas with departments and agencies of the U.S. Government and through acquisitions. For the three months ended April 30, 2000, Regulated segment revenues from the Company's principal customer, the U.S. Government, continued to shift toward the service type contracts which are competitively priced utilizing lower cost structures. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve these lower cost service type contracts. Non-Regulated segment revenues as a percentage of consolidated revenues were 37% and 40% for the three months ended April 30, 2000 and 1999, respectively, and decreased 5% as a result of the deconsolidation of NSI, lower revenues at INTESA and the impact of the sale of the TransCore business unit which was completed in the third quarter of the prior year. However, offsetting the decrease in revenues in the Non-Regulated segment was growth at Telcordia and in certain other commercial and international markets.

Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At April 30, 2000, the Company had approximately 37,000 full-time employees compared to approximately 34,000 at April 30, 1999. Material and subcontract ("M&S") revenues were $201 million and $185 million for the three months ended April 30, 2000 and 1999, respectively. As a percentage of total revenues, M&S revenues remained constant at 16% for the three months ended April 30, 2000 and 1999.

The percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts decreased to 38% for the three months ended April 30, 2000 compared to 41% for the same period of the prior year. For the year ended January 31, 2000, revenues from FFP contracts were 41%. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 28% and 22% of revenues for the three months ended April 30, 2000 and 1999, respectively, while cost reimbursement contracts were 34% and 37% for the same periods, respectively.

The cost of revenues as a percentage of revenues increased to 80.1% for the three months ended April 30, 2000 from 76.9% for the same period of the prior year. The increase as a percentage of revenues is primarily attributable to INTESA and Telcordia where margins on certain contracts are lower than historical margins. Cost of revenues as a percentage of revenues, excluding Telcordia, NSI and INTESA, was 87.9% for the three months ended April 30, 2000 compared to 87.5% for the same period of the prior year.

Selling, general and administrative ("SG&A") expenses are comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. SG&A expenses as a percentage of revenues were 14.8% and 16.3% for the three months ended April 30, 2000 and 1999, respectively. The decrease is primarily attributable to the deconsolidation of NSI; excluding NSI, SG&A expenses as a percentage of revenues were 14.9% and 14.8% for the three months ended April 30, 2000 and 1999, respectively. SG&A expenses as a percentage of revenues, excluding NSI, Telcordia and INTESA, all of which have more of their associated costs in SG&A as opposed to cost of revenues, were 8.5% and 8.0% for the three months ended April 30, 2000 and 1999, respectively. G&A costs have decreased as certain commercial and international subsidiaries monitor their cost during a slower growth period while marketing and B&P costs have increased in the Company's traditional business areas, Telcordia and commercial business areas. IR&D costs have historically fluctuated depending on the stage of development for various hardware and software systems and decreased slightly as a percentage of revenues for the three months ended April 30, 2000.

Operating profit margins (income before income taxes as a percentage of revenues) by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Regulated segment remained constant at 6% for the three months ended April 30, 2000 and 1999. In the Non-Regulated segment, operating profit margin decreased to 7% compared to 9% for the three months ended April 30, 2000 and 1999, respectively. This decrease in operating profit margin was primarily attributable to the deconsolidation of NSI, greater than expected operating losses in a business that was acquired in the prior year and operating losses and reduced profit margins in certain commercial and foreign business units.

Interest expense of $6 million and $9 million for the three months ended April 30, 2000 and 1999, respectively, primarily relates to interest on the Company's outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The decrease in interest expense is primarily driven by a decrease in capital lease obligations at INTESA.

Interest income of $32 million for the three months ended April 30, 2000 increased from $17 million for the same period of the prior year due to higher average cash, cash equivalents and short-term investments. The Company increased its cash available for investment in the three months ended April 30, 2000 primarily from the sale of NSI common stock.

Other income, net, was $199 million for the three months ended April 30, 2000 compared to an expense of $162 thousand for the same period of the prior year. The increase is primarily attributable to the gain on the Solect transaction discussed in the "Overview."

Minority interest in income of consolidated subsidiaries was $3 million and $7 million for the three months ended April 30, 2000 and 1999, respectively. The decrease is attributable to the deconsolidation of NSI. Offsetting the decrease is the minority interest for a joint venture, Amsec LLC, which was formed in the second quarter of the prior year.

The provision for income taxes as a percentage of income before income taxes was 38.5% for the three months ended April 30, 2000 compared to 42.5% for the same period of the prior year. The lower effective tax rate reflects the resolution of certain tax positions related to the Company's on-going appeals process with the IRS for fiscal years 1988 through 1993 and certain tax elections that apply to open tax years. In addition, a lower effective tax rate on the gain on the sale of NSI common stock contributed to reducing the overall effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity continue to be funds provided by operations and a five-year revolving credit facility. In addition, the proceeds from the sale of NSI common stock in February 2000 provided an additional source of liquidity for the Company. At April 30, 2000 and January 31, 2000, there were no borrowings outstanding under the credit facility and cash and cash-equivalents and short-term investments in marketable securities totaled $2.1 billion and $1.1 billion, respectively. Cash flows used in operating activities were $104 million for the three months ended April 30, 2000 compared to cash flows generated from operating activities of $132 million for the same period of the prior year.

Cash flows generated from investing activities were $1.5 billion for the three months ended April 30, 2000 compared to $237 million for the same period of the prior year. For the three months ended April 30, 2000, cash was primarily generated from the sale of shares of NSI common stock and used to purchase investments in debt and equity securities and make investments in other companies.

The Company used $336 million in cash for financing activities for the three months ended April 30, 2000 compared to $10 million for the same period for the prior year. The primary use of cash for the three months ended April 30, 2000 was for repurchases of $205 million of the Company's common stock held by terminated employees in the Company's CODA plan.

The Company's existing cash, cash equivalents, short-term investments in marketable securities, cash flows from operations and borrowing capacity are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, future long-term debt requirements, acquisitions of businesses and equity investments.

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.


YEAR 2000

As discussed in the Company's Form 10-K for the fiscal year ended January 31, 2000 and as of the date of this filing, the Company has not encountered any material Year 2000 issues with its information technology ("IT") systems, non-IT systems, critical service suppliers and vendors, or the Company's services and products and does not expect to incur material costs in the future attributable to Year 2000 related issues.


FORWARD-LOOKING INFORMATION

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and its officers with respect to, among other things, trends affecting the Company's financial condition or results of operation and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in the Company's 2000 Annual Report on Form 10-K. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which are inherent in the Company's financial instruments which arise from transactions entered into in the normal course of business. The following information about the Company's market sensitive financial instruments contains forward-looking statements.


INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, short and long-term receivables and long-term debt obligations. Interest rates remained relatively consistent with amounts disclosed in the Company's 2000 Annual Report on Form 10-K, except for the following:

- In connection with the sale of shares of NSI common stock, the Company received cash proceeds of $1.6 billion. These funds are invested in cash equivalents.

FOREIGN CURRENCY RISK

There were no material changes from January 31, 2000.

EQUITY PRICE RISK

At April 30, 2000, the fair value of the Company's available-for-sale equity securities was approximately $363.8 million. The aggregate net unrealized gain from these investments was $77.5 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. A 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity instruments of approximately $36.4 million.

Subsequent to the three months ended April 30, 2000, as discussed in the notes to condensed consolidated financial statements, on June 8, 2000, the merger of NSI and VeriSign was completed. As a result of the merger, the Company holds approximately 17.5 million shares of VeriSign common stock which will have market risk similar to the Company's other available-for-sale equity securities. The Company will record this transaction in the second quarter ending July 31,2000.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - See Exhibit Index.

(b)   Reports on Form 8-K.

During the fiscal quarter for which this report is filed, the following report(s) on Form 8-K were filed by the Registrant:

   (i)    Form 8-K filed April 19, 2000, Item 5, Other events

   (ii) Form 8-K filed February 18, 2000, Item 2, Acquisitions or Dispositions of Assets

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SCIENCE APPLICATIONS
                                          INTERNATIONAL CORPORATION



Date:  June 14, 2000                      /s/  W. A. Roper
                                          --------------------------------------
                                          Corporate Executive Vice President and
                                          Chief Financial Officer and
                                          as a duly authorized officer

                                  EXHIBIT INDEX
                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                       FISCAL QUARTER ENDED APRIL 30, 2000



Exhibit                                                                             Sequential
  No.                            Description of Exhibits                             Page No.
-------     ---------------------------------------------------------------         ----------
  27        Financial Data Schedule