Form 10-Q
period 2000-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2000-09-14
CIK 353394

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

            As of August 31, 2000, the Registrant had 228,465,392 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 288,612 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              -------------------------------     -------------------------------
                                              JULY 31, 2000     JULY 31, 1999     JULY 31, 2000     JULY 31, 1999
                                              -------------     -------------     -------------     -------------
Revenues                                       $ 1,473,758       $ 1,361,284       $ 2,714,032       $ 2,545,290

Costs and expenses:
   Cost of revenues                              1,184,652         1,054,230         2,177,845         1,965,126
   Selling, general and
    administrative expenses                        204,649           207,258           389,083           400,168
                                               -----------       -----------       -----------       -----------
Operating income                                    84,457            99,796           147,104           179,996

Non-operating income (expense):
   Interest expense                                 (5,186)           (7,225)          (10,967)          (15,819)
   Interest income                                  29,818            13,206            61,732            29,751
   Other income (expense), net (Note I)             30,138            (1,963)          229,033            (2,125)
   Gain on sale of affiliate common stock        2,390,899                           3,853,202           698,374
   Minority interest in income
    of consolidated subsidiaries                    (3,205)           (8,461)           (5,951)          (14,961)
                                               -----------       -----------       -----------       -----------

Income before income taxes                       2,526,921            95,353         4,274,153           875,216
Provision for income taxes                         951,494            32,648         1,624,178           364,090
                                               -----------       -----------       -----------       -----------
Net income                                     $ 1,575,427       $    62,705       $ 2,649,975       $   511,126
                                               ===========       ===========       ===========       ===========

Earnings per share:
   Basic                                       $      6.68       $       .26       $     11.13       $      2.17
                                               ===========       ===========       ===========       ===========

   Diluted                                     $      6.17       $       .24       $     10.30       $      2.00
                                               ===========       ===========       ===========       ===========

Common equivalent shares:
   Basic                                           235,714           238,176           238,002           235,730
                                               ===========       ===========       ===========       ===========

   Diluted                                         255,272           256,657           257,169           254,782
                                               ===========       ===========       ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                                    JULY 31, 2000    JANUARY 31, 2000
                                                                    -------------    ----------------
ASSETS
Current assets:
    Cash and cash equivalents                                        $   914,126       $   669,320
    Restricted cash                                                       15,547             8,781
    Short-term investments in marketable securities                      697,739           424,609
    Receivables                                                        1,260,919         1,339,763
    Prepaid expenses and other current assets                             83,004           143,163
    Deferred income taxes                                                 73,373           173,987
                                                                     -----------       -----------
          Total current assets                                         3,044,708         2,759,623

Property and equipment (less accumulated depreciation
    of $322,908 and $306,754 at July 31, 2000
    and January 31, 2000, respectively)                                  271,825           351,429
Land and buildings (less accumulated depreciation of
    $41,295 and $36,619 at July 31, 2000
    and January 31, 2000, respectively)                                  222,532           225,458
Goodwill (less accumulated amortization of
    $64,158 and $55,208 at July 31, 2000
    and January 31, 2000, respectively)                                  204,920           170,137
Other intangible assets (less accumulated amortization of
    $43,738 and $34,089 at July 31, 2000
    and January 31, 2000, respectively)                                   62,016            69,301
Long-term investments in marketable securities                         2,540,149           181,285
Prepaid pension assets                                                   516,452           492,802
Other assets                                                             161,008           155,213
                                                                     -----------       -----------
                                                                     $ 7,023,610       $ 4,405,248
                                                                     ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                         $   914,566       $ 1,409,477
    Accrued payroll and employee benefits                                347,562           357,014
    Income taxes payable                                                 427,740            90,337
    Notes payable and current portion of long-term debt                   28,333            54,093
                                                                     -----------       -----------
          Total current liabilities                                    1,718,201         1,910,921

Long-term debt, net of current portion                                   119,702           121,289
Deferred income taxes                                                    914,327            74,412
Other long-term liabilities                                              263,226           360,362
Commitments and contingencies (Note J)
Minority interest in consolidated subsidiaries                            19,803           107,982
Stockholders' equity:
    Common stock:
       Class A, $.01 par value, 1,000,000 shares authorized;
          issued and outstanding (229,374 shares and 236,079 shares
          at July 31, 2000 and January 31, 2000, respectively)             2,293             2,361
       Class B, $.05 par value, 5,000 shares authorized;
          issued and outstanding (290 shares and 296 shares at
          July 31, 2000 and January 31, 2000, respectively)                   15                15
    Additional paid-in capital                                         1,361,096         1,082,727
    Retained earnings                                                  2,882,022           704,562
    Other stockholders' equity                                           (32,443)          (31,387)
    Accumulated other comprehensive (loss) income                       (224,632)           72,004
                                                                     -----------       -----------

          Total stockholders' equity                                   3,988,351         1,830,282
                                                                     -----------       -----------
                                                                     $ 7,023,610       $ 4,405,248
                                                                     ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                            -------------------------------
                                                                            JULY 31, 2000     JULY 31, 1999
                                                                            -------------     -------------
Cash flows from operating activities:
   Net income                                                                $ 2,649,975       $   511,126
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                                               90,636            80,180
      Non-cash compensation                                                       76,468            68,806
      Gain on sale of subsidiary common stock                                 (3,853,202)         (698,374)
      Net (gain) loss on sales of investments and other business assets         (220,413)              558
      Other                                                                        7,416            23,428
      Increase (decrease) in cash, excluding effects of acquisitions, resulting from changes in:
        Receivables                                                               57,065           213,987
        Prepaid expenses and other current assets                                 64,266            29,390
        Progress payments                                                           (360)             (877)
        Deferred income taxes                                                    975,533           (61,790)
        Other assets                                                             (27,960)          (20,950)
        Accounts payable and accrued liabilities                                (204,561)         (379,124)
        Accrued payroll and employee benefits                                       (343)          (22,644)
        Income taxes payable                                                     333,176           149,446
        Other long-term liabilities                                               (7,255)           29,027
                                                                             -----------       -----------
                                                                                 (59,559)          (77,811)
                                                                             -----------       -----------
Cash flows from investing activities:
   Expenditures for property and equipment                                       (38,759)          (75,889)
   Expenditures for land and buildings                                              (232)             (591)
   Acquisitions of businesses, net of cash acquired                              (35,371)         (217,462)
   Purchases of debt and equity securities available-for-sale                   (659,795)         (402,288)
   Proceeds from sale of debt and equity securities available-for-sale            25,000
   Proceeds from sale of subsidiary common stock                               1,589,575           729,000
   Investments in affiliates                                                     (39,154)          (13,965)
   Proceeds from sales of certain business assets                                    150             3,165
   Proceeds from disposal of property and equipment                                   77               258
                                                                             -----------       -----------
                                                                                 841,491            22,228
                                                                             -----------       -----------
Cash flows from financing activities:
   Proceeds from notes payable and issuance of long-term debt                                          731
   Payments of notes payable and long-term debt                                   (5,582)           (4,200)
   Principal payments on capital lease obligations                               (30,072)          (17,809)
   Net proceeds from issuance of subsidiary common stock                                             2,988
   Dividends paid to minority interest                                           (10,561)           (9,423)
   Sales of common stock                                                          31,171            58,404
   Repurchases of common stock                                                  (521,551)          (76,525)
                                                                             -----------       -----------
                                                                                (536,595)          (45,834)
                                                                             -----------       -----------

Effect of exchange rate changes on cash                                             (531)              918
                                                                             -----------       -----------

Increase (decrease) in cash and cash equivalents                                 244,806          (100,499)
Cash and cash equivalents at beginning of period                                 669,320           389,026
                                                                             -----------       -----------
Cash and cash equivalents at end of period                                   $   914,126       $   288,527
                                                                             ===========       ===========

Supplemental schedule of non-cash investing and financing activities:
   Common stock exchanged upon exercise of stock options                     $    30,462       $    24,067
                                                                             ===========       ===========
   Capital lease obligations for property and equipment                      $     5,856       $    10,978
                                                                             ===========       ===========

   Fair value of assets acquired in acquisitions                             $    63,099       $   300,252
   Cash paid in acquisitions                                                     (35,371)         (231,302)
   Issuance of common stock for assets acquired                                   (3,000)           (3,717)
                                                                             -----------       -----------
   Liabilities assumed in acquisitions                                       $    24,728       $    65,233
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

Certain amounts from the three and six months ended July 31, 1999 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three and six months ended July 31, 2000.

In the opinion of management, the unaudited financial information as of July 31, 2000 and for the three and six months ended July 31, 2000 and 1999 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's 2000 Annual Report on Form 10-K.

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

In December 1999, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 provides the SEC staff's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company will adopt SAB No. 101 in the fourth quarter ending January 31, 2001 and does not expect the adoption of SAB No. 101 to have a material impact on the Company's consolidated financial position or results of operations.

NOTE C - RECEIVABLES:

Receivables include $20,988,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at July 31, 2000.

NOTE D - NOTES PAYABLE:

The Company has a five-year unsecured reducing revolving credit facility with a group of financial institutions which allow borrowings until August 2002 and which was reduced to $650,000,000 in accordance to the original terms. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at July 31, 2000 and the entire $650,000,000 was available. Financial covenants required by the credit facility have been maintained as of July 31, 2000.

NOTE E - BUSINESS SEGMENT INFORMATION:

The following table summarizes interim segment information:


                                               THREE MONTHS ENDED JULY 31         SIX MONTHS ENDED JULY 31
                                              ----------------------------       ----------------------------
                                                  2000             1999              2000             1999
                                              -----------      -----------       -----------      -----------
                                                                      (IN THOUSANDS)
Revenues:
   Regulated                                  $   815,532      $   717,240       $ 1,571,774      $ 1,364,244
   Non-Regulated                                  527,478          555,983           981,443        1,033,064
                                              -----------      -----------       -----------      -----------
Total segment revenues                          1,343,010        1,273,223         2,553,217        2,397,308
   Corporate and other                            130,748           88,061           160,815          147,982
                                              -----------      -----------       -----------      -----------
Total consolidated revenues                   $ 1,473,758      $ 1,361,284       $ 2,714,032      $ 2,545,290
                                              ===========      ===========       ===========      ===========

Income (loss) before income taxes:
    Regulated                                 $    49,403      $    45,105       $    91,236      $    86,569
    Non-Regulated                                  63,467           50,848            96,515           92,818
                                              -----------      -----------       -----------      -----------
Total segment income before income taxes          112,870           95,953           187,751          179,387
    Corporate and other                         2,414,051             (600)        4,086,402          695,829
                                              -----------      -----------       -----------      -----------
Total income before income taxes              $ 2,526,921      $    95,353       $ 4,274,153      $   875,216
                                              ===========      ===========       ===========      ===========

For the three and six months ended July 31, 2000, income before income taxes for the Corporate and other segment includes the gains on transactions with NSI Class A Common Stock as discussed in Note H. For the six months ended July 31, 1999, included in Corporate and other income before income taxes was the gain on the sale of NSI Class A Common Stock which was completed in February 1999.

NOTE F - COMPREHENSIVE INCOME:

Comprehensive income, which combines net income, unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, consisted of the following:


                                                    THREE MONTHS ENDED JULY 31          SIX MONTHS ENDED JULY 31
                                                  -----------------------------       -----------------------------
                                                      2000              1999              2000              1999
                                                  -----------       -----------       -----------       -----------
                                                                           (IN THOUSANDS)
Net income                                        $ 1,575,427       $    62,705       $ 2,649,975       $   511,126
Other comprehensive income (loss), net of tax:

    Unrealized gain (loss) on securities             (263,185)           (7,349)         (262,759)           13,848

    Reclassification adjustment                        (4,962)                            (31,529)
    Foreign currency translation adjustments           (1,672)             (221)           (2,348)             (599)
                                                  -----------       -----------       -----------       -----------

                                                     (269,819)           (7,570)         (296,636)           13,249
                                                  -----------       -----------       -----------       -----------
Total comprehensive income                        $ 1,305,608       $    55,135       $ 2,353,339       $   524,375
                                                  ===========       ===========       ===========       ===========

NOTE G - EARNINGS PER SHARE (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):


                                             THREE MONTHS ENDED JULY 31       SIX MONTHS ENDED JULY 31
                                            --------------------------       --------------------------
                                               2000            1999             2000            1999
                                            ----------      ----------       ----------      ----------
BASIC EPS:
Net income                                  $1,575,427      $   62,705       $2,649,975      $  511,126
Effect of:
  Subsidiary preferred stock dividends                            (369)                            (720)
                                            ----------      ----------       ----------      ----------
Net income available to common
  stockholders, as adjusted                 $1,575,427      $   62,336       $2,649,975      $  510,406
                                            ----------      ----------       ----------      ----------

Weighted average shares                        235,714         238,176          238,002         235,730
                                            ----------      ----------       ----------      ----------
Basic EPS                                   $     6.68      $      .26       $    11.13      $     2.17
                                            ==========      ==========       ==========      ==========

DILUTED EPS:
Net income                                  $1,575,427      $   62,705       $2,649,975      $  511,126
Effect of:
  Subsidiary preferred stock dividends                            (369)                            (720)
  Majority-owned subsidiary's
    dilutive securities                                           (110)                             (91)
                                            ----------      ----------       ----------      ----------
Net income available to common
  stockholders, as adjusted                 $1,575,427      $   62,226       $2,649,975      $  510,315
                                            ----------      ----------       ----------      ----------

Weighted average shares                        235,714         238,176          238,002         235,730
Effect of:
  Stock options                                 19,220          18,098           18,913          18,621
  Other stock awards                               338             383              254             431
                                            ----------      ----------       ----------      ----------
Weighted average shares, as adjusted           255,272         256,657          257,169         254,782
                                            ----------      ----------       ----------      ----------
Diluted EPS                                 $     6.17      $      .24       $    10.30      $     2.00
                                            ==========      ==========       ==========      ==========


NOTE H- SALE OF AFFILIATE COMMON STOCK:

On February 11, 2000, the Company's subsidiary NSI completed a secondary offering of 8,889,500 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1,589,575,000 and recognized a gain on the sale before income taxes of $1,462,303,000. In addition, the Company recognized a gain from the shares sold by NSI by recording $132,377,000 directly to additional paid-in capital. Upon completion of this secondary offering and giving effect to NSI's 2-for-1 stock split, the Company held 16,300,000 shares of NSI Class A Common Stock which represented a 22.6% interest in NSI. With the recomposition of the NSI Board of Directors and the ownership interest in NSI, the Company, in the first quarter ended April 30, 2000, no longer consolidated NSI's financial statements and instead began recognizing its proportionate share of NSI's net income under the equity method of accounting.

On June 8, 2000, NSI merged and became a wholly-owned subsidiary of VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services. As a result of this transaction, the Company recognized a gain before income taxes of $2,390,899,000 and holds approximately 9% of VeriSign's outstanding shares.

NOTE I - OTHER INCOME (EXPENSE):

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

On July 24, 2000, Telcordia sold a business unit in exchange for equity securities of a publicly traded company and recognized a gain before income taxes of $30,267,000, which is reflected in other income in the accompanying financial statements.

NOTE J - COMMITMENTS AND CONTINGENCIES:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the six months ended July 31, 2000, the Company decreased its ownership in its subsidiary NSI through a series of transactions. On February 11, 2000, NSI completed a secondary offering of 8,889,500 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1.6 billion and recognized a gain on the sale before income taxes of $1.5 billion. In addition, the Company recognized a gain from the shares sold by NSI by recording $132 million directly to additional paid-in capital. Upon completion of this secondary offering and giving effect to NSI's 2-for-1 stock split, the Company held 16,300,000 shares of NSI Class A Common Stock which represented a 22.6% interest in NSI. With the recomposition of the NSI Board of Directors and the ownership interest in NSI, the Company, in the first quarter ended April 30, 2000, no longer consolidated NSI's financial statements ("deconsolidation") and instead began recognizing its proportionate share of NSI's net income under the equity method of accounting. On June 8, 2000, NSI merged and became a wholly-owned subsidiary of VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services. As a result of this transaction, the Company recognized a gain before income taxes of $2.4 billion and holds approximately 9% of VeriSign's outstanding shares.

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

RESULTS OF OPERATIONS

Revenues for the three and six months ended July 31, 2000 increased 8% and 7%, respectively, compared to the same periods of the prior year. Excluding NSI's revenues, revenues increased 12% and 10% for the three and six months ended July 31, 2000, respectively, which was primarily attributable to growth at Telcordia and in the Company's traditional business areas. Regulated segment revenues as a percentage of consolidated revenues were 55% and 58% for the three and six months ended July 31, 2000, respectively, compared to 53% and 54% for the same periods of the prior year and increased 14% and 15%, respectively, over the same periods of the prior year as a result of growth in the Company's traditional business areas with departments and agencies of the U.S. Government and through acquisitions. For the three and six months ended July 31, 2000, Regulated segment revenues from the Company's principal customer, the U.S. Government, continued to shift toward the service type contracts which are competitively priced utilizing lower cost structures. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve these lower cost service type contracts. Non-Regulated segment revenues as a percentage of consolidated revenues were 36% for the three and six months ended July 31, 2000, compared to 41% for the same periods of the prior year and decreased 5% as a result of the deconsolidation of NSI, lower revenues at INTESA and the impact of the sale of the TransCore business unit which was completed in the third quarter of the prior year. However, offsetting the decrease in revenues in the Non-Regulated segment was growth at Telcordia and in certain other commercial and international markets.

Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At July 31, 2000, the Company had approximately 38,100 full-time employees compared to approximately 36,100 at July 31, 1999. Material and subcontract ("M&S") revenues were $279 million and $480 million for the three and six months ended July 31, 2000, respectively, compared to $273 million and $459 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 19% and 18% for the three and six months ended July 31, 2000, respectively, compared to 20% and 18% for the same periods of the prior year.

The percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts decreased to 38% for the six months ended July 31, 2000 compared to 41% for the same period of the prior year. For the year ended January 31, 2000, revenues from FFP contracts were 41%. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 28% and 24% of revenues for the six months ended July 31, 2000 and 1999, respectively, while cost reimbursement contracts were 34% and 35% for the same periods, respectively.

Cost of revenues as a percentage of revenues increased to 80.4% and 80.2% for the three and six months ended July 31, 2000, respectively, compared to 77.4% and 77.2% for the same periods of the prior year. Excluding NSI in the prior year, cost of revenues as a percentage of revenues were 78.9% and 78.6% for the three and six months ended July 31, 1999, respectively. The increase as a percentage of revenues is primarily attributable to overruns on certain FFP contracts at Telcordia and lower than historical margins on certain other contracts at INTESA and Telcordia. Cost of revenues as a percentage of revenues, excluding Telcordia, NSI and INTESA, was 88.2% and 88.0% for the three and six months ended July 31, 2000 compared to 88.3% and 87.9% for the same periods of the prior year.

Selling, general and administrative ("SG&A") expenses are comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. SG&A expenses as a percentage of revenues were 13.9% and 14.3% for the three and six months ended July 31, 2000, respectively compared to 15.2% and 15.7% for the same periods of the prior year. The decrease is primarily attributable to the deconsolidation of NSI; excluding NSI, SG&A expenses as a percentage of revenues for the three and six months ended July 31, 1999 were 14.1% and 14.7%, respectively, compared to 13.9% and 14.3% for the same periods this year.

SG&A expenses as a percentage of revenues, excluding NSI, Telcordia and INTESA, all of which have more of their associated costs in SG&A as opposed to cost of revenues, were 8.5% for the three and six months ended July 31, 2000, respectively, compared to 8.2% for the same periods of the prior year. G&A costs have decreased as certain commercial and international subsidiaries monitor their cost during a slower growth period while marketing and B&P costs have increased in the Company's traditional business areas, Telcordia and commercial business areas. IR&D costs have historically fluctuated depending on the stage of development for various hardware and software systems and decreased slightly as a percentage of revenues for the three and six months ended July 31, 2000.

Operating profit margins (income before income taxes as a percentage of revenues) by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Regulated segment remained constant at 6% for the three and six months ended July 31, 2000 and 1999. In the Non-Regulated segment, operating profit margin was 12% and 10% for the three and six months ended July 31, 2000, respectively, and included the gain discussed in "Other Income" below. Excluding this gain, Non-Regulated segment operating profit margin was 6% and 7% for the three and six months ended July 31, 2000, respectively, compared to 9% for the same periods of the prior year. This decrease in operating profit margin was primarily attributable to the deconsolidation of NSI, greater than expected operating losses in a business that was acquired in the prior year, operating losses and reduced profit margins in certain commercial and foreign business units and overruns on certain FFP contracts at Telcordia.

Interest expense of $5 million and $11 million for the three and six months ended July 31, 2000, respectively, primarily relates to interest on the Company's outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The decrease in interest expense is primarily driven by a decrease in capital lease obligations at INTESA.

Interest income of $30 million and $62 million for the three and six months ended July 31, 2000, respectively, increased $17 million and $32 million, respectively, over the same periods of the prior year due to higher average cash, cash equivalents and short-term investments. The Company increased its cash available for investment in the three and six months ended July 31, 2000 primarily due to the sale of NSI common stock, which occurred in the first quarter ended April 30, 2000.

Other income, net, was $30 million and $229 million for the three and six months ended July 31, 2000, respectively, compared to an expense of $2 million for the same periods of the prior year. In addition to the gain on the Solect transaction discussed in the "Overview," in July 2000, Telcordia sold a business unit in exchange for equity securities of a public company and recognized a gain before income taxes of $30 million.

Minority interest in income of consolidated subsidiaries was $3 million and $6 million for the three and six months ended July 31, 2000, respectively, compared to $8 million and $15 million for the same periods of the prior year. The decrease is attributable to the deconsolidation of NSI. Offsetting the decrease is the minority interest in a joint venture, Amsec LLC, which was formed in the second quarter of the prior year.

The provision for income taxes as a percentage of income before income taxes was 37.7% and 38.0% for the three and six months ended July 31, 2000, respectively, compared to 34.2%and 41.6% for the same periods of the prior year. The lower effective tax rate reflects the resolution of certain tax positions related to the Company's on-going appeals process with the IRS for fiscal years 1988 through 1993 and certain tax elections that apply to open tax years. In addition, a lower effective tax rate on the gain on the sale of NSI common stock contributed to reducing the overall effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity continue to be funds provided by operations and a five-year revolving credit facility. In addition, the proceeds from the sale of NSI common stock in February 2000 provided an additional source of liquidity for the Company. At July 31, 2000 and January 31, 2000, there were no borrowings outstanding under the credit facility and cash and cash-equivalents and short-term investments in marketable securities totaled $1.6 billion and $1.1 billion, respectively. Cash flows used in operating activities were $60 million and $78 million for the six months ended July 31, 2000 and 1999, respectively.

Cash flows generated from investing activities were $841 million for the six months ended July 31, 2000 compared to $22 million for the same period of the prior year. For the six months ended July 31, 2000, cash was primarily generated from the sale of shares of NSI common stock in the first quarter ended April 30, 2000 and used to purchase investments in debt and equity securities and make investments in other companies throughout the six months ended July 31, 2000.

The Company used $537 million for financing activities for the six months ended July 31, 2000 compared to $46 million for the same period of the prior year. The primary use of cash for the six months ended July 31, 2000 was for repurchases of $265 million of the Company's common stock held by terminated employees in the Company's CODA plans. In addition, the Company continued to repurchase its common stock from employees upon termination, repurchase its common stock from its other retirement and profit sharing plans as well as participate in the quarterly stock trades as a buyer for shares being offered for sale by its stockholders.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 provides the SEC staffs views on applying generally accepted accounting principles to selected revenue recognition issues. The Company will adopt SAB No. 101 in the fourth quarter ending January 31, 2001 and does not expect the adoption of SAB No. 101 to have a material impact on the Company's consolidated financial position or results of operations.

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

INTEREST RATE RISK
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, short and long-term receivables and long-term debt obligations. Interest rates remained relatively consistent with amounts disclosed in the Company's 2000 Annual Report on Form 10-K, except for the following:

- In connection with the sale of shares of NSI common stock, the Company received cash proceeds of $1.6 billion. The majority of these funds are invested in cash equivalents and short-term investments.

FOREIGN CURRENCY RISK
There were no material changes from January 31, 2000.

EQUITY PRICE RISK
On June 8, 2000, the merger of NSI and VeriSign was completed as discussed in the notes to the condensed consolidated financial statements. As a result of the merger, the Company holds approximately 9% of VeriSign's outstanding shares which have market risk similar to the Company's other available-for-sale equity securities.

At July 31, 2000, the fair value of the Company's available-for-sale equity securities was approximately $2.5 billion. The aggregate net unrealized loss from these investments was $216 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. A 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity instruments of approximately $254 million.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the registrant was held on July 14, 2000.

(b) All of the Directors nominated by management in registrant's 2000 Proxy Statement were elected and no solicitation in opposition to management's nominees was made.

(c) At the Annual Meeting, the stockholders of the registrant approved the following:

     (i) the election of the following Directors by the votes set forth below:


                                          Number of Votes of Common Stock
                                                                Withhold
               Director                        For              Authority
             -------------                 -----------          ---------
             D. P. Andrews                 177,107,305          4,475,337
             W. H. Demisch                 177,450,005          4,475,337
             J. E. Glancy                  175,007,937          4,475,337
             H. M. J. Kraemer, Jr.         176,879,003          4,475,337
             C. B. Malone                  176,808,959          4,475,337
             J. A. Welch                   175,114,971          4,475,337


(d) Not applicable.


ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K.

     During the fiscal quarter for which this report is filed, the following report(s) on Form 8-K were filed by the Registrant:

     (i) Form 8-K filed July 5, 2000, Item 5, Other events

     (ii) Form 8-K filed July 20, 2000, Item 5, Other events

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SCIENCE APPLICATIONS
                                   INTERNATIONAL CORPORATION

Date:  September 14, 2000          /s/  W. A. Roper
                                   --------------------------------------------
                                   Corporate Executive Vice President and
                                   Chief Financial Officer and
                                   as a duly authorized officer

                                  EXHIBIT INDEX
                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                       FISCAL QUARTER ENDED JULY 31, 2000



Exhibit                                                     Sequential
  No.             Description of Exhibits                    Page No.
-------           -----------------------                   ----------
  27              Financial Data Schedule