Form 10-Q
period 2000-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2000-12-15
CIK 353394

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-Q
    (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

             As of November 30, 2000, the Registrant had 226,453,501 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 282,999 shares of Class B common stock, $.05 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                 -------------------------------------      -------------------------------------
                                                 OCTOBER 31, 2000     OCTOBER 31, 1999      OCTOBER 31, 2000     OCTOBER 31, 1999
                                                 ----------------     ----------------      ----------------     ----------------
Revenues                                            $ 1,545,065          $ 1,421,756          $ 4,259,097          $ 3,967,046

Costs and expenses:
     Cost of revenues                                 1,189,810            1,082,711            3,367,655            3,047,837

     Selling, general and
           administrative expenses                      232,636              237,544              621,719              637,712
                                                    -----------          -----------          -----------          -----------
Operating Income                                        122,619              101,501              269,723              281,497

Non-Operating income (expense):
     Interest expense                                    (4,237)              (5,992)             (15,204)             (21,811)
     Interest income                                     25,331               11,525               87,063               41,276
     Other income, net (Note J)                          48,449               20,890              277,482               18,765
     Gain on sale of affiliate common stock                                                     3,853,202              698,374
     Minority interest in income
           of consolidated subsidiaries                  (1,948)             (12,364)              (7,899)             (27,325)
                                                    -----------          -----------          -----------          -----------

Income before income taxes                              190,214              115,560            4,464,367              990,776
Provision for income taxes                               45,495               48,073            1,669,673              412,163
                                                    -----------          -----------          -----------          -----------
Net income                                          $   144,719          $    67,487          $ 2,794,694          $   578,613
                                                    ===========          ===========          ===========          ===========

Earnings per share:
     Basic                                          $       .62          $       .28          $     11.82          $      2.43
                                                    ===========          ===========          ===========          ===========

     Diluted                                        $       .58          $       .26          $     10.91          $      2.25
                                                    ===========          ===========          ===========          ===========

Common equivalent shares:
     Basic                                              232,213              239,666              236,351              238,458
                                                    ===========          ===========          ===========          ===========

     Diluted                                            250,945              257,997              256,158              257,526
                                                    ===========          ===========          ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                                              OCTOBER 31, 2000     JANUARY 31, 2000
                                                                              ----------------     ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                   $   667,165          $   669,320
     Restricted cash                                                                   6,718                8,781
     Short-term investments in marketable securities                                 710,414              424,609
     Receivables                                                                   1,366,372            1,339,763
     Prepaid expenses and other current assets                                        73,398              143,163
     Deferred income taxes                                                            73,268              173,987
                                                                                 -----------          -----------
           Total current assets                                                    2,897,335            2,759,623

Property and equipment (less accumulated depreciation
     of $390,919 and $306,754 at October 31, 2000
     and January 31, 2000, respectively)                                             267,123              351,429
Land and buildings (less accumulated depreciation of
     $43,606 and $36,619 at October 31, 2000
     and January 31, 2000, respectively)                                             221,409              225,458
Goodwill (less accumulated amortization of
     $74,250 and $55,208 at October 31, 2000
     and January 31, 2000, respectively)                                             189,744              170,137
Other intangible assets (less accumulated amortization of
     $47,756 and $34,089 at October 31, 2000
     and January 31, 2000, respectively)                                              57,947               69,301
Long-term investments in marketable securities                                     2,167,447              181,285
Prepaid pension assets                                                               528,277              492,802
Other assets                                                                         178,405              155,213
                                                                                 -----------          -----------
                                                                                 $ 6,507,687          $ 4,405,248
                                                                                 ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                    $   790,769          $ 1,409,477
     Accrued payroll and employee benefits                                           429,293              357,014
     Income taxes payable                                                            312,882               90,337
     Notes payable and current portion of long-term debt                              25,878               54,093
                                                                                 -----------          -----------
           Total current liabilities                                               1,558,822            1,910,921

Long-term debt, net of current portion                                               115,257              121,289
Deferred income taxes                                                                726,734               74,412
Other long-term liabilities                                                          265,711              360,362
Commitments and contingencies (Note K)
Minority interest in consolidated subsidiaries                                        21,202              107,982
Stockholders' equity:
     Common stock:
        Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding (228,367 shares and 236,079 shares at
           October 31, 2000 and January 31, 2000, respectively)                        2,284                2,361
        Class B, $.05 par value, 5,000 shares authorized;
           issued and outstanding (289 shares and 296 shares at
           October 31, 2000 and January 31, 2000, respectively)                           14                   15
     Additional paid-in capital                                                    1,402,150            1,082,727
     Retained earnings                                                             2,953,534              704,562
     Other stockholders' equity                                                      (46,008)             (31,387)
     Accumulated other comprehensive (loss) income                                  (492,013)              72,004
                                                                                 -----------          -----------

           Total stockholders' equity                                              3,819,961            1,830,282
                                                                                 -----------          -----------
                                                                                 $ 6,507,687          $ 4,405,248
                                                                                 ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                -------------------------------------
                                                                                OCTOBER 31, 2000     OCTOBER 31, 1999
                                                                                ----------------     ----------------
Cash flows from operating activities:
     Net income                                                                    $ 2,794,694          $   578,613
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
       Depreciation and amortization                                                   137,960              132,044
       Non-cash compensation                                                            88,320               76,464
       Gain on sale of subsidiary common stock                                      (3,853,202)            (698,374)
       Net gain on sales of investments and other business assets                     (259,312)             (24,572)
       Other                                                                            12,435               71,844
       Increase (decrease) in cash, excluding effects of acquisitions, resulting from changes in:
         Receivables                                                                   (48,842)             (17,440)
         Prepaid expenses and other current assets                                      74,338                1,239
         Progress payments                                                                (642)              (1,662)
         Deferred income taxes                                                         928,192             (107,720)
         Other assets                                                                  (19,909)             (18,651)
         Accounts payable and accrued liabilities                                     (319,292)            (152,589)
         Accrued payroll and employee benefits                                          81,742               60,064
         Income taxes payable                                                          240,557              158,763
         Other long-term liabilities                                                    (6,414)                 420
                                                                                   -----------          -----------
                                                                                      (149,375)              58,443
                                                                                   -----------          -----------
Cash flows from investing activities:
     Expenditures for property and equipment                                           (69,495)            (112,354)
     Expenditures for land and buildings                                                (1,448)                (861)
     Acquisitions of businesses, net of cash acquired                                  (35,396)            (219,665)
     Purchases of debt and equity securities available-for-sale                       (681,246)            (421,666)
     Proceeds from sale of debt and equity securities available-for-sale                35,191              121,229
     Proceeds from sale of affiliate common stock                                    1,589,575              729,000
     Investments in affiliates                                                         (66,196)             (52,705)
     Proceeds from maturities of debt securities held to maturity                                             8,000
     Proceeds from sales of certain business assets                                      2,854               65,051
     Proceeds from disposal of property and equipment                                       86                  269
                                                                                   -----------          -----------
                                                                                       773,925              116,298
                                                                                   -----------          -----------
Cash flows from financing activities:
     Proceeds from notes payable and issuance of long-term debt                                                 773
     Payments of notes payable and long-term debt                                       (6,487)                (516)
     Principal payments on capital lease obligations                                   (38,093)             (33,054)
     Net proceeds from issuance of subsidiary common stock                                                    3,725
     Dividends paid to minority interest                                               (10,561)              (9,423)
     Sales of common stock                                                              39,540               63,524
     Repurchases of common stock                                                      (609,702)            (127,961)
                                                                                   -----------          -----------
                                                                                      (625,303)            (102,932)
                                                                                   -----------          -----------

Effect of exchange rate changes on cash                                                 (1,402)              (1,282)
                                                                                   -----------          -----------

(Decrease) increase in cash and cash equivalents                                        (2,155)              70,527
Cash and cash equivalents at beginning of period                                       669,320              389,026
                                                                                   -----------          -----------
Cash and cash equivalents at end of period                                         $   667,165          $   459,553
                                                                                   ===========          ===========

Supplemental schedule of non-cash investing and financing activities:
     Common stock exchanged upon exercise of stock options                         $    36,930          $    29,588
                                                                                   ===========          ===========
     Capital lease obligations for property and equipment                          $     7,681          $    18,985
                                                                                   ===========          ===========

     Fair value of assets acquired in acquisitions                                 $    62,959          $   307,191
     Cash paid in acquisitions                                                         (35,396)            (233,504)
     Issuance of common stock for assets acquired                                       (3,000)             (18,506)
                                                                                   -----------          -----------
     Liabilities assumed in acquisitions                                           $    24,563          $    55,181
                                                                                   ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

Certain amounts from the three and nine months ended October 31, 1999 have been reclassified in the condensed consolidated financial statements to conform to the presentation of the three and nine months ended October 31, 2000.

In the opinion of management, the unaudited financial information as of October 31, 2000 and for the three and nine months ended October 31, 2000 and 1999 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's 2000 Annual Report on Form 10-K.

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

NOTE C - SHORT-TERM AND LONG-TERM INVESTMENTS:

During the nine months ended October 31, 2000, the Company increased its investments in available-for-sale debt and equity securities to $2,877,861,000. The aggregate cost basis, gross unrealized gains and gross unrealized losses of the available-for-sale securities at October 31, 2000 were $3,631,304,000, $114,034,000, and $867,477,000, respectively.

NOTE D - RECEIVABLES:

Receivables include $43,566,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at October 31, 2000.

NOTE E - NOTES PAYABLE:

The Company has a five-year unsecured reducing revolving credit facility with a group of financial institutions which allow borrowings until August 2002 and which was reduced to $631,250,000 in accordance with the original terms. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at October 31, 2000 and the entire $631,250,000 was available. Financial covenants required by the credit facility have been maintained as of October 31, 2000.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                                   (UNAUDITED)

NOTE F - BUSINESS SEGMENT INFORMATION:

The following table summarizes interim segment information:


                                                        THREE MONTHS ENDED OCTOBER 31          NINE MONTHS ENDED OCTOBER 31
                                                        ------------------------------        ------------------------------
                                                           2000                1999              2000                1999
                                                        -----------        -----------        -----------        -----------
                                                                                   (IN THOUSANDS)
         Revenues:
            Regulated                                   $ 1,148,451        $ 1,047,346        $ 2,720,225        $ 2,411,590
            Non-Regulated                                   614,908            590,660          1,596,351          1,623,724
                                                        -----------        -----------        -----------        -----------
         Total segment revenues                           1,763,359          1,638,006          4,316,576          4,035,314
            Corporate and other                            (218,294)          (216,250)           (57,479)           (68,268)
                                                        -----------        -----------        -----------        -----------
         Total consolidated revenues                    $ 1,545,065        $ 1,421,756        $ 4,259,097        $ 3,967,046
                                                        ===========        ===========        ===========        ===========

         Income (loss) before income taxes:
            Regulated                                   $    84,018        $    66,153        $   175,254        $   152,722
            Non-Regulated                                    65,821             78,926            162,336            171,744
                                                        -----------        -----------        -----------        -----------
         Total segment income before income taxes           149,839            145,079            337,590            324,466
            Corporate and other                              40,375            (29,519)         4,126,777            666,310
                                                        -----------        -----------        -----------        -----------
         Total income before income taxes               $   190,214        $   115,560        $ 4,464,367        $   990,776
                                                        ===========        ===========        ===========        ===========

For the three months ended October 31, 2000, income before income taxes for the Corporate and other segment includes a gain on the sale of an equity interest in a French business (Note J). For the nine months ended October 31, 2000, the gains on transactions with NSI Class A Common Stock as discussed in Note I are also reflected in the Corporate and other segment. For the nine months ended October 31, 1999, included in Corporate and other income before income taxes was the gain on the sale of NSI Class A Common Stock which was completed in February 1999.

NOTE G - COMPREHENSIVE (LOSS) INCOME:

Comprehensive (loss) income, which combines net income, unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, consisted of the following:


                                                      THREE MONTHS ENDED OCTOBER 31         NINE MONTHS ENDED OCTOBER 31
                                                     ------------------------------        ------------------------------
                                                        2000               1999               2000               1999
                                                     -----------        -----------        -----------        -----------
                                                                                (IN THOUSANDS)
Net income                                           $   144,719        $    67,487        $ 2,794,694        $   578,613
Other comprehensive (loss) income, net of tax:
    Unrealized (loss) gain on securities                (273,183)             6,971           (535,942)            20,819
    Reclassification adjustment                            6,343                               (25,186)
    Foreign currency translation adjustments                (541)               250             (2,889)              (349)
                                                     -----------        -----------        -----------        -----------
                                                        (267,381)             7,221           (564,017)            20,470
                                                     -----------        -----------        -----------        -----------
Total comprehensive (loss) income                    $  (122,662)       $    74,708        $ 2,230,677        $   599,083
                                                     ===========        ===========        ===========        ===========

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                                   (UNAUDITED)


NOTE H - EARNINGS PER SHARE (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):


                                           THREE MONTHS ENDED OCTOBER 31       NINE MONTHS ENDED OCTOBER 31
                                           ----------------------------        ---------------------------
                                              2000              1999              2000             1999
                                           ----------        ----------        ----------       ----------
BASIC EPS:
Net income                                 $  144,719        $   67,487        $2,794,694       $  578,613

Weighted average shares                       232,213           239,666           236,351          238,458
                                           ----------        ----------        ----------       ----------
Basic EPS                                  $      .62        $      .28        $    11.82       $     2.43
                                           ==========        ==========        ==========       ==========

DILUTED EPS:
Net income                                 $  144,719        $   67,487        $2,794,694       $  578,613
Effect of:
  Majority-owned subsidiary's
    dilutive securities                                            (131)                              (160)
                                           ----------        ----------        ----------       ----------
Net income available to common
  stockholders, as adjusted                $  144,719        $   67,356        $2,794,694       $  578,453
                                           ----------        ----------        ----------       ----------

Weighted average shares                       232,213           239,666           236,351          238,458
Effect of:
  Stock options                                17,786            18,050            19,323           18,688
  Other stock awards                              946               281               484              380
                                           ----------        ----------        ----------       ----------
Weighted average shares, as adjusted          250,945           257,997           256,158          257,526
                                           ----------        ----------        ----------       ----------
Diluted EPS                                $      .58        $      .26        $    10.91       $     2.25
                                           ==========        ==========        ==========       ==========


NOTE I - SALE OF AFFILIATE COMMON STOCK:

On February 11, 2000, the Company's NSI subsidiary completed a secondary offering of 8,889,500 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1,589,575,000 and recognized a gain on the sale before income taxes of $1,462,303,000. In addition, the Company recognized a gain as a result of the shares sold by NSI by recording $132,377,000 directly to additional paid-in capital. Upon completion of this secondary offering and giving effect to NSI's 2-for-1 stock split, the Company held 16,300,000 shares of NSI Class A Common Stock which represented a 22.6% interest in NSI. With the recomposition of the NSI Board of Directors and the ownership interest in NSI, the Company, in the first quarter ended April 30, 2000, no longer consolidated NSI's financial statements and instead began recognizing its proportionate share of NSI's net income under the equity method of accounting.

On June 8, 2000, NSI merged and became a wholly-owned subsidiary of VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services. As a result of this transaction, the Company recognized a gain before income taxes of $2,390,899,000 and holds approximately 9% of VeriSign's outstanding shares.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

                                   (UNAUDITED)


NOTE J - OTHER INCOME:

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

During the three months ended October 31, 2000, the Company sold an equity interest in a French business in exchange for equity securities of a French public company and recognized a gain before income taxes of $32,348,000, which is reflected in other income in the accompanying financial statements. The Company also recognized a gain before income taxes of $9 million from the sale of certain shares of its marketable equity securities classified as available-for-sale.

NOTE K - COMMITMENTS AND CONTINGENCIES:

The Company is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

NOTE L - SUBSEQUENT EVENT:

Subsequent to October 31, 2000, the fair value of the Company's equity securities in VeriSign decreased. As of December 13, 2000, the gross unrealized loss on this investment was $1,215,213,000 compared to a gross unrealized loss of $820,957,000 as of October 31, 2000.

                 SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT TRANSACTIONS

During the nine months ended October 31, 2000, the Company decreased its ownership in its NSI subsidiary through a series of transactions. On February 11, 2000, NSI completed a secondary offering of 8,889,500 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1.6 billion and recognized a gain on the sale before income taxes of $1.5 billion. In addition, the Company recognized a gain as a result the shares sold by NSI by recording $132 million directly to additional paid-in capital. Upon completion of this secondary offering and giving effect to NSI's 2-for-1 stock split, the Company held 16,300,000 shares of NSI Class A Common Stock which represented a 22.6% interest in NSI. With the recomposition of the NSI Board of Directors and the ownership interest in NSI, the Company, in the first quarter ended April 30, 2000, no longer consolidated NSI's financial statements ("deconsolidation") and instead began recognizing its proportionate share of NSI's net income under the equity method of accounting. On June 8, 2000, NSI merged into and became a wholly-owned subsidiary of VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services. As a result of this transaction, the Company recognized a gain before income taxes of $2.4 billion and holds approximately 9% of VeriSign's outstanding shares.

The Company also completed several other transactions involving certain business units, its equity investments and marketable securities which resulted in gains before income taxes and are described in the other income discussion which follows.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended October 31, 2000 increased 9% and 7%, respectively, compared to the same periods of the prior year. Excluding NSI's revenues, revenues increased 13% and 11% for the three and nine months ended October 31, 2000, respectively, which was primarily attributable to growth at Telcordia and in the Company's traditional business areas. Regulated segment revenues as a percentage of consolidated revenues were 74% and 64% for the three and nine months ended October 31, 2000, respectively, compared to 74% and 61% for the same periods of the prior year and increased 10% and 13%, respectively, over the same periods of the prior year as a result of growth in the Company's traditional business areas with departments and agencies of the U.S. Government and through acquisitions. For the three and nine months ended October 31, 2000, Regulated segment revenues from the Company's principal customer, the U.S. Government, continued to shift toward the service type contracts which are competitively priced utilizing lower cost structures. This trend reflects the increasingly competitive business environment in the Company's traditional business areas, as well as the Company's increased success in the engineering and field services market, which typically involve these lower cost service type contracts. Non-Regulated segment revenues as a percentage of consolidated revenues were 40% and 38% for the three and nine months ended October 31, 2000, respectively, compared to 42% and 41% for the same periods of the prior year and decreased as a percentage of revenues primarily due to the deconsolidation of NSI, no current revenues from the TransCore business unit which was sold in the third quarter of the prior year and lower revenues at INTESA. Excluding revenues from NSI and TransCore for the prior three and nine months ended October 31, 1999, Non-Regulated segment revenues increased 21% and 13% for the three and nine months ended October 31, 2000, respectively. The increase was primarily attributable to Telcordia and certain commercial and international markets, however, offsetting the increase in revenues in the Non-Regulated segment was lower revenues at INTESA. Revenues on the Company's contracts are generated from the efforts of its technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At October 31, 2000, the Company had approximately 39,000 full-time employees compared to approximately 35,600 at October 31, 1999. Material and subcontract ("M&S") revenues were $294 million and $773 million for the three and nine months ended October 31, 2000, respectively, compared to $273 million and $731 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues remained constant at 19% and 18% for the three and nine months ended October 31, 2000 and 1999, respectively.

The percentage of the Company's revenues attributable to the higher risk, firm fixed-price ("FFP") contracts decreased to 37% for the nine months ended October 31, 2000 compared to 38% for the same period of the prior year. For the year ended January 31, 2000, revenues from FFP contracts were 41%. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 29% and 28% of revenues for the nine months ended October 31, 2000 and 1999, respectively, while cost reimbursement contracts were 34% for the same periods, respectively.

Cost of revenues as a percentage of revenues increased to 77.0% and 79.1% for the three and nine months ended October 31, 2000, respectively, compared to 76.2% and 76.8% for the same periods of the prior year. Excluding NSI in the prior year, cost of revenues as a percentage of revenues were 77.9% and 78.3% for the three and nine months ended October 31, 1999, respectively. The increase as a percentage of revenues for the nine months ended October 31, 2000 is primarily attributable to overruns on certain FFP contracts at Telcordia and lower than historical margins on certain other contracts at INTESA and Telcordia. Cost of revenues as a percentage of revenues, excluding Telcordia, NSI and INTESA, was 86.2% and 87.4% for the three and nine months ended October 31, 2000 compared to 88.1% and 88.0% for the same periods of the prior year.

Selling, general and administrative ("SG&A") expenses are comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. SG&A expenses as a percentage of revenues were 15.1% and 14.6% for the three and nine months ended October 31, 2000, respectively compared to 16.7% and 16.1% for the same periods of the prior year. The decrease is primarily attributable to the deconsolidation of NSI; excluding NSI, SG&A expenses as a percentage of revenues for the three and nine months ended October 31, 1999 were 15.4% and 14.9%.

SG&A expenses as a percentage of revenues, excluding NSI, Telcordia and INTESA, all of which have more of their associated costs in SG&A as opposed to cost of revenues, were 9.0% and 8.7% for the three and nine months ended October 31, 2000, respectively, compared to 11.0% and 9.2% for the same periods of the prior year. SG&A, excluding NSI, Telcordia and INTESA, was higher in the prior year because of impairment losses of $28.4 million that were recognized in the three months ended October 31, 1999 on goodwill and other intangible assets of a business unit in the Non-Regulated segment. During the three months ended October 31, 2000, the Company assessed the recoverability of goodwill on two acquisitions which resulted in impairment losses of $4 million. Overall, G&A costs have decreased as certain commercial and international subsidiaries monitor their costs during a slower growth period while marketing and B&P costs have increased in the Company's traditional business areas, Telcordia and commercial business areas. IR&D costs have historically fluctuated depending on the stage of development for various hardware and software systems and decreased slightly as a percentage of revenues for the three and nine months ended October 31, 2000.

Operating profit margins (income before income taxes as a percentage of revenues) by segment are strongly correlated to the Company's financial performance on the contracts within each segment. The operating profit margin in the Regulated segment was 7% and 6% for the three and nine months ended October 31, 2000, respectively, compared to 6% for the same periods of the prior year. In the Non-Regulated segment, operating profit margin was 11% and 10% for the three and nine months ended October 31, 2000, respectively, and in the nine months ended October 31, 2000 included a gain on the sale of a Telcordia business unit as discussed in "Other Income" below. Excluding this gain, Non-Regulated segment operating profit margin was 8% for the nine months ended October 31, 2000, compared to 11% for the same period of the prior year. This decrease in operating profit margin was primarily attributable to the deconsolidation of NSI, greater than expected operating losses in a business that was acquired in the prior year, operating losses and reduced profit margins in certain commercial and foreign business units and overruns on certain FFP contracts at Telcordia.

Interest expense of $4 million and $15 million for the three and nine months ended October 31, 2000, respectively, decreased from $6 million and $22 million for the same periods of the prior year, respectively, and primarily relates to interest on the Company's outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The decrease in interest expense is primarily driven by a decrease in capital lease obligations at INTESA.

Interest income of $25 million and $87 million for the three and nine months ended October 31, 2000, respectively, increased $14 million and $46 million, respectively, over the same periods of the prior year due to higher average cash, cash equivalents and short-term investments. The Company increased its cash available for investment in the nine months ended October 31, 2000 primarily due to the sale of NSI common stock, which occurred in the first quarter ended April 30, 2000.

Other income, net, was $48 million and $277 million for the three and nine months ended October 31, 2000, respectively, compared to $21 million and $19 million for the same periods of the prior year. During the three months ended October 31, 2000, the Company sold its equity interest in a French business in exchange for equity securities of a French public company and recognized a gain before income taxes of $32 million and also recognized a gain before income taxes of $9 million from the sale of certain shares of the Company's marketable equity securities that are available-for-sale. For the same period of the prior year, the Company recognized a gain before income taxes of $23 million on the sale of its TransCore business unit. In addition to the transactions that occurred in the three months ended October 31, 2000, for the nine months ended October 31, 2000, the Company recognized a gain of $191 million in April 2000 from the exchange of the Company's equity interest in Solect Technology Group for an approximate 2% equity interest in Amdocs Limited, a publicly traded company, and a gain of $30 million in July 2000 from the sale of a Telcordia business unit in exchange for equity securities of a publicly traded company.

Minority interest in income of consolidated subsidiaries was $2 million and $8 million for the three and nine months ended October 31, 2000, respectively, compared to $12 million and $27 million for the same periods of the prior year. The decrease is attributable to the deconsolidation of NSI. Offsetting the decrease is the minority interest in a joint venture, Amsec LLC, which was formed in the second quarter of the prior year.

The provision for income taxes as a percentage of income before income taxes was 23.9% and 37.4% for the three and nine months ended October 31, 2000, respectively, compared to 41.6% for the same periods of the prior year. The provision for the three months ended October 31, 2000 reflects an overall reduction in the provision from 38.0% for the six months ended July 31, 2000 and was a result of favorable net changes associated with the filing of the fiscal year 2000 income tax returns. The lower effective tax rate for the nine months ended October 31, 2000 reflects the resolution of certain tax positions related to the Company's on-going appeals process with the IRS for fiscal years 1988 through 1993, certain tax elections that apply to open tax years, and a lower effective tax rate on the gain on the sale of NSI common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity continue to be funds provided by operations and a five-year revolving credit facility. In addition, the proceeds from the sale of NSI common stock in February 2000 provided an additional source of liquidity for the Company. At October 31, 2000 and January 31, 2000, there were no borrowings outstanding under the credit facility and cash and cash-equivalents and short-term investments in marketable securities totaled $1.4 billion and $1.1 billion, respectively. Cash flows used in operating activities were $149 million for the nine months ended October 31, 2000 compared to cash flows generated from operating activities of $58 million for the same period of the prior year.

Cash flows generated from investing activities were $774 million for the nine months ended October 31, 2000 compared to $116 million for the same period of the prior year. For the nine months ended October 31, 2000, cash was primarily generated from the sale of shares of NSI common stock in the first quarter ended April 30, 2000 and used to purchase investments in debt and equity securities and make investments in other companies throughout the nine months ended October 31, 2000.

The Company used $625 million for financing activities for the nine months ended October 31, 2000 compared to $103 million for the same period of the prior year. The primary use of cash for the nine months ended October 31, 2000 was for repurchases of $265 million of the Company's common stock held by terminated employees in the Company's CODA plans. In addition, the Company continued to repurchase its common stock from employees upon termination, repurchase its common stock from its other retirement and profit sharing plans as well as participate in the quarterly stock trades as a buyer for shares being offered for sale by its stockholders.

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

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, short and long-term receivables and long-term debt obligations. Interest rate risk remained relatively consistent with amounts disclosed in the Company's 2000 Annual Report on Form 10-K, except for the following:

- In connection with the sale of shares of NSI common stock, the Company received cash proceeds of $1.6 billion. The majority of these funds are invested in cash equivalents and short-term investments.

FOREIGN CURRENCY RISK

In the three months ended October 31, 2000, the Company increased the number of foreign currency forward contracts that it holds, mainly related to the Canadian dollar. The Company's policy for managing exposure to foreign currency exchange rate fluctuations includes the use of natural hedges and forward foreign exchange contracts.

The Company performed a sensitivity analysis, similar to the one performed at January 31, 2000 by assessing the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. The market values for foreign exchange forward contracts are computed based upon spot rates in effect on October 31, 2000. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates at October 31, 2000 are hypothetical gains and losses associated with foreign currency risk.

A 10% adverse movement in levels of foreign currency exchange rates relative to the U.S. dollar as of October 31, 2000 with all other variables held constant, would result in a decrease in fair values of forward foreign exchange contracts by approximately $3.6 million.

EQUITY PRICE RISK

On June 8, 2000, the merger of NSI and VeriSign was completed as discussed in the notes to the condensed consolidated financial statements. As a result of the merger, the Company holds approximately 9% of VeriSign's outstanding shares which have market risk similar to the Company's other available-for-sale equity securities.

At October 31, 2000, the fair value of the Company's available-for-sale equity securities was approximately $2.2 billion. The aggregate net unrealized loss from these investments was $757 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. A 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity instruments of approximately $216 million.

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

        (i)     Form 8-K filed October 18, 2000, Item 5, Other events

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SCIENCE APPLICATIONS
                                      INTERNATIONAL CORPORATION

Date:  December 15, 2000              /s/ Thomas E. Darcy
                                      ------------------------------------------
                                      Executive Vice President and
                                      Chief Financial Officer and
                                      as a duly authorized officer

                                  EXHIBIT INDEX
                      FISCAL QUARTER ENDED OCTOBER 31, 2000

 Exhibit                                                            Sequential
   No.         Description of Exhibits                               Page No.
 -------       -----------------------                              ----------
   27          Financial Data Schedule                              __________