Form 10-K405
period 2001-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2001-04-17
CIK 353394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-12771

SCIENCE APPLICATIONS
INTERNATIONAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3630868 (I.R.S. Employer Identification No.)
10260 Campus Point Drive, San Diego, California (Address of Registrant's principal executive offices)	92121 (Zip Code)

Registrant's telephone number, including area code: (858) 826-6000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, Par Value $.01 Per Share
(Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of March 31, 2001, the aggregate market value of the voting stock held by non-affiliates of Registrant was $3,799,409,073. For the purpose of this calculation, it is assumed that the Registrant's affiliates include the Registrant's Board of Directors and certain of the employee benefit plans of the Registrant and its subsidiaries. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

    As of March 31, 2001, there were 221,739,926 shares of Registrant's Class A Common Stock and 279,884 shares of Registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

Item 1. Business

THE COMPANY

    We provide diversified professional and technical services involving the application of scientific expertise to solve complex technical problems for government and commercial customers in the U.S. and abroad. These services frequently involve computer and systems technology.

    Our technical services consist of basic and applied research services; design and development of computer software; systems integration; systems engineering; technical operational and management support services; environmental engineering; design and integration of network systems; technical engineering and consulting support services; and development of systems, policies, concepts and programs. The high-technology products, which we design and develop, include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging instruments.

    Through one of our subsidiaries, Telcordia Technologies, Inc., which we call "Telcordia," we are a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry.

    We provide technical services in our key vertical market areas of "National Security," "Health Care," "Environment," "Energy," "Telecommunications," "Information Technology" and a group of general market categories called "Other," which includes our transportation, logistics, space and utilities business areas and information technology support to federal civil agencies.

    Our operating groups, which we call "Groups" are divided into three segments, Regulated, Non-Regulated Telecommunications and Non-Regulated Other, depending on the nature of the customers, the contractual requirements and the regulatory environment governing our services. While the Regulated, Non-Regulated Telecommunications and Non-Regulated Other segments represent the management approach for making decisions and assessing performance, our decentralized marketing approach focuses on our key vertical markets. Marketing decisions based on vertical markets are typically made at the lowest operational level.

    Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or a subcontractor to other contractors, primarily for departments and agencies of the U.S. Government, including the Department of Defense, Department of Energy, Department of Health and Human Services, Department of Justice, Department of Transportation, Department of Treasury, Department of Veterans Affairs, Environmental Protection Agency and National Aeronautics and Space Administration. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. The Regulated segment includes business from all of our vertical market areas. The percentage of our revenues attributable to the Regulated segment for fiscal years 2001, 2000 and 1999 were 62%, 59% and 58%, respectively.

    Groups in the Non-Regulated Telecommunications and the Non-Regulated Other segments provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and the Non-Regulated Other segments are not subject to specific regulatory accounting or contracting guidelines.

    Groups in the Non-Regulated Telecommunications segment are primarily involved in the telecommunications business area. For 2001, 2000 and 1999, our Telcordia subsidiary made up the Non-Regulated Telecommunications segment. The percentage of our revenues attributable to the Non-Regulated Telecommunications segment for fiscal years 2001, 2000 and 1999 were 27%, 25% and 26%, respectively.

    The Non-Regulated Other segment includes business from all of our vertical market areas except for National Security and Space (which is part of the "Other" vertical market). The percentage of our revenues attributable to the Non-Regulated Other segment for fiscal years 2001, 2000 and 1999 were 11%, 15% and 16%, respectively. For certain other financial information regarding our reportable segments and geographic areas, see Note C of the Notes to Consolidated Financial Statements on page F-14 of this Form 10-K.

    We hold and manage substantially all of our equity investment interests in publicly traded and private emerging technology companies in our wholly-owned subsidiaries, SAIC Venture Capital Corporation, which we call "SAIC Venture Capital" and Telcordia Venture Capital Corporation. On February 11, 2000, SAIC Venture Capital sold 6,700,000 shares of Class A Common Stock of Network Solutions, Inc., which we call "NSI" in a secondary public offering. NSI provides Internet domain name registration services and Intranet consulting and network design and implementation services. Prior to the secondary offering, SAIC Venture Capital had approximately a 44.7% ownership interest in NSI. On March 10, 2000, NSI completed a 2-for-1 stock split. Subsequent to the stock split and the sale, SAIC Venture Capital owned 16,300,000 shares of NSI's Class A Common Stock, which represented approximately 22.6% of the outstanding stock of NSI. On June 8, 2000, NSI merged and became a wholly-owned subsidiary of VeriSign, Inc., a publicly traded company and leading provider of Internet trust services, which we call "VeriSign." On the effective date of the merger, we held approximately 9% of VeriSign's outstanding shares.

    We hold 60% of the common stock of a joint venture, Informática, Negocios y Tecnología, S.A., which we call "INTESA," which was formed with Venezuela's national oil company, Petróleos de Venezuela, S.A., which we call "PDVSA." INTESA provides information technology services in Latin America, with its principal customer being PDVSA. We own 55% of AMSEC LLC, a joint venture that provides maintenance engineering and technical support services to the U.S. Navy and marine industry customers.

    We were originally incorporated as a California corporation in 1969 and re-incorporated as a Delaware corporation in 1984. Our principal office and corporate headquarters are located in San Diego, California at 10260 Campus Point Drive, San Diego, California 92121 and our telephone number is (858) 826-6000. All references to "we," "us," or "our" include, unless the context indicates otherwise, our predecessor and subsidiary corporations.

Technical Services

    We provide technical services to our customers in the vertical market areas listed below. Technical services are sold to government and commercial customers in the Regulated, Non-Regulated Telecommunications and Non-Regulated Other segments. Technical services in the National Security and Space vertical markets are provided to government customers and reported primarily in the Regulated segment.

National Security

    We provide a wide array of national security-related technical services to our government customers primarily in the Regulated segment. These services include advanced research and technology development, systems engineering and systems integration and technical, operational and management support services.

Health Care

    We provide health-related technical services, including medical information systems, technology development and research support services.

Environment

    We perform site assessments, remedial investigations and feasibility studies, remedial actions, technology evaluations, sampling, monitoring and regulatory compliance support and training in the environmental area.

Energy

    We provide energy-related technical services, including safety evaluations, security, reliability and availability engineering evaluations, technical reviews, quality assurance, information systems, plant monitoring systems and project management.

Telecommunications

    In the telecommunications area, we provide interoperable network design and implementation, new software and enhancements of existing software for network management and operation, consulting and engineering services and telecommunications software.

Information Technology

    Our information technology-related technical services include information technology outsourcing services, information protection and electronic business security services, Intranet consulting and network design services.

Other Technical Services

    We provide technical services in transportation, space, and security systems management, including advanced traffic and intermodal freight management, material control and computer and information security, engineering support for NASA's Space Shuttle and Space Station programs, and undersea data collection, transmission and analysis systems and services. We also provide technical services to law enforcement agencies and educational organizations.

RESOURCES

    The technical services and products that we provide to government and commercial customers in the Regulated, Non-Regulated Telecommunications and Non-Regulated Other segments utilize a wide variety of resources. We can obtain a substantial portion of the computers and other equipment, materials and subcontracted work that we require from more than one supplier. However, with respect to certain products and programs, we depend on a particular source or vendor. While a temporary or permanent disruption in the supply of these materials or services could cause inconvenience or delay or impact the profitability of any affected program or product, we believe it would not have a material adverse effect on our financial condition or operations as a whole.

    The availability of skilled employees who have the necessary education and/or experience in specialized scientific and technological disciplines remains critical to our future growth and profitability. Competition for personnel in the commercial information technology area of both the Non-Regulated Telecommunications and the Non-Regulated Other segments is particularly intense. Because of our growth and the competition for experienced personnel, it has become more difficult to meet all of our needs for these employees in a timely manner. However, these difficulties have not had a significant impact on us to date. We intend to continue to devote significant resources to recruit and retain qualified employees. We also maintain a variety of benefit programs for our employees, including retirement and bonus plans, group life, health, accident and disability insurance as well as the opportunity to participate in our employee ownership program. See "Business—Employees And Consultants" and "Market for Registrant's Common Equity and Related Stockholder Matters—The Limited Market."

MARKETING

    Our marketing activities in the Regulated, Non-Regulated Telecommunications and Non-Regulated Other segments are focused on key vertical markets and are primarily conducted by our own professional staff of engineers, scientists, analysts and other personnel. Our marketing approach for our technical services begins with the development of information concerning the requirements of our government, commercial and other potential customers for the types of technical services that we provide. This information is gathered in the course of contract performance, reviewing requests for competitive bids, formal briefings, participation in professional organizations and published literature. This information is then evaluated and exchanged among our internal marketing groups (organized along functional, geographic and other lines) in order to devise and implement, subject to management review and approval, the best means of taking advantage of available business opportunities, including the preparation of proposals responsive to the stated and perceived needs of customers. Our products may be marketed with the assistance of independent sales representatives.

COMPETITION

    Our business is highly competitive, particularly in the business areas of telecommunications and information technology outsourcing in both the Non-Regulated Telecommunications and the Non-Regulated Other segments. We have a large number of competitors, some of which have been established longer and have substantially greater financial resources and larger technical staffs. We also compete with smaller, more specialized entities that are able to concentrate their resources on particular areas. In the Regulated segment, we also compete with the U.S. Government's own in-house capabilities and federal non-profit contract research centers.

    We compete on the basis of technical expertise, management and marketing abilities and price. Our continued success is dependent upon our ability to hire and retain highly qualified scientists, engineers, technicians, management and professional personnel who will provide superior service and performance on a cost-effective basis.

SIGNIFICANT CUSTOMERS

    During fiscal years 2001, 2000 and 1999, approximately 86%, 87% and 85%, respectively, of the revenues in the Regulated segment were attributable to prime contracts (as more fully described below) with the U.S. Government, or to subcontracts with other contractors engaged in work for the U.S. Government.

    Telcordia historically has derived a majority of its revenues from the regional Bell operating companies, which we call "RBOCs." The percentage of the revenues in the Non-Regulated Telecommunications segment from the RBOCs was 62% in fiscal year 2001, 53% in fiscal year 2000 and 62% in fiscal year 1999.

    During fiscal years 2001, 2000 and 1999, approximately 46%, 40% and 42%, respectively, of the revenues in the Non-Regulated Other segment were attributable to PDVSA, our partner in our INTESA joint venture.

GOVERNMENT CONTRACTS

    The U.S. Government is our primary customer in the Regulated segment. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years; however, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. If a contract is terminated for convenience, we are generally reimbursed for our allowable costs through the date of termination and are paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed.

    Although contract and program modifications, curtailments or terminations have not had a material adverse effect on us in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on our financial condition or results of operations in the future.

    Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments as a result of negotiations between U.S. Government representatives and us. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2000. Contract revenues for 2001 have been recorded in amounts which are expected to be realized upon final settlement with the U.S. Government. However, no assurance can be given that audits and adjustments for 2001 will not result in decreased revenues or profits for those years.

CONTRACT TYPE

    Our business with the U.S. Government and other customers is generally performed under cost-reimbursement, time-and-materials, fixed-price level-of-effort or firm fixed-price contracts. Under cost-reimbursement contracts, the customers reimburse us for our direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under time-and-materials contracts, we are paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-price level-of-effort contracts, the customer pays us for the actual labor hours provided to the customer at negotiated hourly rates up to a fixed ceiling. Under firm fixed-price contracts, we are required to provide stipulated products or services for a fixed price. Because we assume the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during contract performance could result, and in some instances has resulted, in reduced profits or losses for particular contracts.

    During fiscal years 2001, 2000 and 1999, approximately 51%, 55% and 60%, respectively, of the Regulated segment revenues were derived from cost-reimbursement contracts and approximately 15%, 15% and 15%, respectively, of the Regulated segment revenues were from firm fixed-price contracts, with the balance from time-and-materials and fixed-price level-of-effort contracts.

    During fiscal years 2001, 2000 and 1999, approximately less than 1%, 2% and 2%, respectively, of the Non-Regulated Telecommunications segment revenues were derived from cost-reimbursement contracts and approximately 80%, 85% and 73%, respectively, of the Non-Regulated Telecommunications segment revenues were from firm fixed-price contracts, with the balance from time-and-materials and fixed-price level-of-effort contracts.

    During fiscal years 2001, 2000 and 1999, approximately 16%, 7% and 11%, respectively, of the Non-Regulated Other segment revenues were derived from cost-reimbursement contracts and approximately 45%, 64% and 67%, respectively, of the Non-Regulated Other segment revenues were from firm fixed-price contracts, with the balance from time-and-materials and fixed-price level-of-effort contracts.

    Any costs that we incur prior to the execution of a contract or contract amendment are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. Pre-contract costs at January 31, 2001 and 2000 were $27,141,000 and $25,743,000, respectively, for the Regulated segment; $2,580,000 and $2,161,000, respectively, for the Non-Regulated Telecommunications segment; and $806,000 and $912,000, respectively, for the Non-Regulated Other segment. We expect to recover substantially all these costs; however, no assurance can be given that the contracts or contract amendments will be executed or that we will recover the related costs.

PATENTS AND PROPRIETARY INFORMATION

    Other than with respect to Telcordia, our technical services and products are not generally dependent upon patent protection. We claim a proprietary interest in certain of our products, software programs, methodology and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

    In the Non-Regulated Telecommunications segment, Telcordia's patent portfolio consists of more than 1,300 U.S. and foreign patents. More than 200 of these patents have been licensed to organizations worldwide. Telcordia has been granted patents across a wide range of disciplines, including telecommunications transmission, services and operations, optical networking, switching, wireless communications, protocols, architecture and coding. Along with Telcordia, we actively pursue opportunities to license our technologies to third parties and evaluate potential spin-offs of our technologies.

    In connection with the performance of services for customers in the Regulated segment, the U.S. Government has certain rights to data, computer codes and related material that we develop under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose such information to third parties, including, in some instances, competitors. In the case of subcontracts, the prime contractor may also have certain rights to the programs and products that we develop under the subcontract.

BACKLOG

    Backlog includes only the funded dollar amount of contracts in process and does not include the dollar amount of projects for which we have been given permission by the customer (i) to begin work but for which a formal contract has not yet been entered into or (ii) to extend work under an existing contract prior to the formal amendment or modification of the existing contract. In these cases, either contract negotiations have not been completed or a contract or contract amendment has not been executed. When a contract or contract amendment is executed, the backlog will be increased by the difference between the dollar value of the contract or contract amendment and the revenue recognized to date.

    The backlog at January 31, 2001 and 2000 for the Regulated segment was approximately $2,421,000,000 and $1,742,000,000, respectively, for the Non-Regulated Telecommunications segment it was approximately $2,313,000,000 and $1,261,000,000, respectively, and for the Non-Regulated Other segment it was $394,000,000 and $340,000,000, respectively. We expect that a substantial portion of our backlog at January 31, 2001 will be recognized as revenues prior to January 31, 2002. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

EMPLOYEES AND CONSULTANTS

    As of January 19, 2001, we employed approximately 41,500 full and part time employees. We also use consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

    The highly technical and complex services and products provided by us are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills. Competition for personnel in the commercial information technology area of both the Non-Regulated Telecommunications and the Non-Regulated Other segment is particularly intense. Because of our growth and competition for experienced personnel, it has become more difficult to meet all of our needs for these employees in a timely manner. However, such difficulties have not had a significant impact on us to date. We intend to continue to devote significant resources to recruit and retain qualified employees. Management believes that our employee ownership programs and philosophy are major factors in our ability to attract and retain qualified personnel.

RISK FACTORS

    You should carefully consider the risks and uncertainties described below in your evaluation of our business and us. These are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed and the price of our common stock could decline.

RISKS RELATING TO OUR BUSINESS

A Substantial Percentage of Our Revenue is From U.S. Government Customers and the Regional Bell Operating Companies

    We derive a substantial portion of our revenues from the U.S. Government in our capacity as a prime contractor or a subcontractor. The percentage of total revenues from the U.S. Government was 54% in fiscal year 2001, 52% in fiscal year 2000 and 50% in fiscal year 1999. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In addition, obtaining U.S. Government contracts continues to be competitive as our revenue growth shifts toward contracts with lower reimbursable costs.

    Telcordia historically has derived a majority of its revenues from the regional Bell operating companies, which we call "RBOCs." The percentage of total Telcordia revenues from the RBOCs was 62% in fiscal year 2001, 53% in fiscal year 2000 and 62% in fiscal year 1999. In order for Telcordia to maintain or exceed historical growth rates, it will need to continue to increase its market share from the RBOCs and/or diversify its business by obtaining new customers. Loss of business from the RBOCs could reduce revenues.

    We have made progress in our efforts to diversify our business across a greater number of customers. However, we still remain heavily dependent upon the U.S. Government as our primary customer and the RBOCs are a major source of Telcordia's revenues. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.

We May Not Be Able to Implement Our Acquisition Strategy

    We have historically supplemented our internal growth through acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisition and investment strategy poses many risks, including:

  •
  We may not be able to compete successfully for available acquisition candidates, complete future acquisitions and investments or accurately estimate their financial effect on our business

  •
  Future acquisitions, investments and joint ventures may require us to issue additional common stock, spend significant cash amounts or decrease our operating income

  •
  We may have trouble integrating the acquired business and retaining their personnel

  •
  Acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities

  •
  If our acquisitions or investments fail, our business could be harmed

We May Suffer Adverse Consequences if We Are Deemed to be an Investment Company

    We believe that we are actively engaged in the business of providing professional and technical scientific services, together with computer and systems technology, to our customers. However, in recent years we have made investments in public and private companies. Depending on the performance of these investments, it is possible that we may be deemed to be an investment company in the future. Investment companies are subject to registration under, and must operate in compliance with, the Investment Company Act of 1940 unless a particular exclusion or exemption applies. Although we currently are not required to register under this Act, fluctuations in the value of our investments or of our other assets may subject us to registration. As a result, we may be required to take various precautionary steps to avoid registration, including the disposition or acquisition of certain assets, which might not otherwise be taken. It would not be feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our business strategy.

We Face Increasing Risks Associated with Our Growing International Business

    We expect our revenues from customers outside the U.S. to continue to increase in the future. Consequently, we are increasingly subject to the risks of conducting business internationally. These risks include:

  •
  unexpected changes in regulatory requirements

  •
  tariffs

  •
  political and economic instability

  •
  unfamiliar and unknown business practices and customs

  •
  restrictive trade policies

  •
  inconsistent product regulation

  •
  cost of complying with a variety of laws

  •
  licensing requirements

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

Dependence Upon Services of Dr. Beyster and Other Key Personnel

    Our success to date has been a result of the contributions of our founder and chief executive officer, J.R. Beyster (age 76), and, to a lesser extent, our other executive officers. Dr. Beyster and these executive officers are expected to continue to make important contributions to our success. The loss of any of these key personnel could materially affect our operations. We generally do not have long-term employment contracts with these key personnel nor do we maintain "key person" life insurance policies.

We Face Risks Relating to Government Contracts

    The Government may Modify, Curtail or Terminate our Contracts.  Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years; however, these programs are normally funded on an annual basis. The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

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

    Our Contract Costs are Subject to Audits by Government Agencies.  The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2000. We have recorded contract revenues in fiscal year 2001 based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

Failure to Control Fixed-Price Contracts May Result in Reduced Profits or Losses

    The percentage of our Regulated segment revenues from firm fixed-price contracts was 15% for each of the fiscal years 2001, 2000 and 1999. The percentage of our Non-Regulated Telecommunications segment revenues from firm fixed-price contracts was 80% for fiscal year 2001, 85% for fiscal year 2000 and 73% for fiscal year 1999. The percentage of our Non-Regulated Other segment revenues from firm fixed-price contracts was 45% for fiscal year 2001, 64% for fiscal year 2000 and 67% for fiscal year 1999. Because we assume the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts.

Pre-Contract Costs May Not Be Recovered

    Any costs we incur before the execution of a contract or contract amendment are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At January 31, 2001, we had pre-contract costs of $27,141,000 in the Regulated segment, $2,580,000 in the Non-Regulated Telecommunications segment and $806,000 in the Non-Regulated Other segment. We cannot assure you that contracts or contract amendments will be executed or that we will recover the related costs.

An Economic Downturn Could Harm Our Business

    Our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations. A decline in economic conditions may have a material adverse effect on our business.

RISKS RELATING TO OUR INDUSTRY

We Must Attract, Train and Retain Skilled Employees

    The availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Because of our growth and competition for experienced personnel, it has become more difficult to meet all of our needs for these employees in a timely manner. We intend to continue to devote significant resources to recruit, train and retain qualified employees; however, we cannot assure you that we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our operations.

Our Failure To Remain Competitive Could Harm Our Business

    Our business is highly competitive, particularly in the business areas of telecommunications and information technology outsourcing in both our Non-Regulated Telecommunications and our Non-Regulated Other segments. We compete with larger companies that have greater financial resources and larger technical staffs. We also compete with smaller, more specialized entities who are able to concentrate their resources on particular areas. In the Regulated segment, we also compete with the U.S. Government's own in-house capabilities and federal non-profit contract research centers. To continue our success, we must provide superior service and performance on a cost-effective basis.

RISKS RELATING TO OUR STOCK

No Public Market Exists For Our Stock and Stockholders' Ability to Sell Our Stock is Limited

    There is no public market for the Class A common stock. The limited market maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., permits existing stockholders to offer our stock for sale only on predetermined trade dates. Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. Also, if there are insufficient buyers for the stock on any trade date, our stockholders may not be able to sell stock on the trade date. We are authorized but not obligated to purchase shares of Class A common stock in the limited market on any trade date, and, accordingly, our stockholders may be unable to sell all the shares they desire to sell.

Our Stock Price is Determined by Our Board of Directors and is Not Established by Market Forces

    Our stock price is not determined by a trading market of bargaining buyers and sellers. Our board of directors determines the price at which the Class A common stock trades by using the valuation process described under "Price Range of Class A Common Stock and Class B Common Stock." Our board of directors believes the stock price represents a fair market value; however, we cannot assure you that the stock price represents the value that would be obtained if our stock was publicly traded. The formula referred to on page 17, which is one part of the valuation process, does not specifically include variables reflecting all financial and valuation criteria that may be relevant. In addition, our board of directors generally has broad discretion to modify the formula. Absent changes in the market factor used in the formula, which may change from quarter to quarter as appropriate to reflect changing business, financial and market conditions, and accounting and other impacts unrelated to our value, the mechanical application of the formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price because the formula takes into account our net income for the four preceding quarters.

Future Returns on Our Common Stock May Differ Significantly from Historical Returns

    We cannot assure you that the Class A common stock will provide returns in the future comparable to those achieved historically or that the price will not decline.

Changes in Our Business May Increase the Volatility of the Stock Price

    The stock price could be subject to greater fluctuations in the future than it has experienced in the past. The volatility is expected to result from the impact on our stock price of:

  •
  our investments in publicly traded companies and the volatility of the price of those companies' shares

  •
  the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in those business areas

  •
  the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

    Finally, the market factor used in the formula may change from quarter to quarter, as appropriate, to reflect changing business, financial and market conditions.

The Ability of a Stockholder to Sell or Transfer Our Common Stock is Restricted

    Our certificate of incorporation limits our stockholders' ability to sell or transfer shares of Class A common stock in some circumstances. These restrictions include:

  •
  our right of first refusal to purchase shares a stockholder offers to sell to a third party other than in our limited market

  •
  our right to repurchase shares upon the termination of a stockholder's employment or affiliation with us

    The repurchase restriction does not apply to employees who qualify for our Alumni Program and who elect to have us defer our repurchase rights for five years.

Restrictions in Our Certificate of Incorporation and Bylaws May Discourage Takeover Attempts that You Might Find Attractive

    Our certificate of incorporation and bylaws may discourage or prevent attempts to acquire control of us that are not approved by our board of directors, including transactions in which stockholders might receive a premium for their shares above the stock price. Our stockholders may view such a takeover attempt favorably. In addition, the restrictions may make it more difficult for our stockholders to elect directors not endorsed by us.

FORWARD-LOOKING STATEMENT RISKS

You May Not Be Able to Rely On Forward-Looking Statements

    The information contained in this report or in documents that we incorporate by reference or in statements made by our management includes some forward-looking statements that involve a number of risks and uncertainties. A number of factors, including but not limited to those outlined in the Risk Factors, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements.

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

Item 2. Properties

    As of January 31, 2001, we conducted our operations in more than 400 offices located in 43 states, the District of Columbia and various foreign countries and occupied a total of approximately 10,600,000 square feet of space. We have significant locations in the San Diego, California, Washington, D.C. and Piscataway, New Jersey metropolitan areas and occupy over 1,200,000 square feet of space in our San Diego, California location, over 1,500,000 square feet of space in our Piscataway, New Jersey location and over 2,500,000 square feet of space in the Washington, D.C. area.

    At our primary location in San Diego, California, we own and occupy seven buildings totaling approximately 677,000 square feet of space situated on 22.2 acres of land in the Golden Triangle area.

    At our McLean, Virginia location, we own and occupy a 287,000 square foot building located on 10 acres of land and lease buildings containing a total of approximately 600,000 square feet of space. We have certain rights to purchase these leased buildings. We also own and occupy three buildings totaling approximately 330,000 square feet of space on 33.74 acres of land in Vienna, Virginia and a 62,000 square foot building on 2.6 acres of land in Reston, Virginia.

    In the Chester, Piscataway and Red Bank, New Jersey areas, we own and occupy 13 buildings totaling approximately 725,000 square feet of space situated on 206 acres of land. We also own an additional 28 acres of vacant land in Piscataway, New Jersey.

    We also own and occupy (a) an 89,500 square foot building on approximately 13 acres of land in Virginia Beach, Virginia, (b) an 83,000 square foot building on approximately 8.4 acres of land in Oak Ridge, Tennessee, (c) two buildings totaling 79,400 square feet on 4.5 acres in Dayton, Ohio, (d) a 100,000 square foot building on 18 acres in Huntsville, Alabama, (e) a 95,500 square foot building on approximately 7.3 acres of land in Columbia, Maryland and (f) a 23,700 square foot building on approximately 3.1 acres of leased land in Richland, Washington. In addition, we lease a 380,000 square foot building in Lisle, Illinois. We recently purchased 17.99 acres of land in Orlando, Florida, which is planned to accommodate a two-phased project totaling 150,000 square feet.

    The nature of our business is such that there is no practicable way to relate occupied space to industry segments. We consider our facilities suitable and adequate for our present needs. See Note N of the Notes to Consolidated Financial Statements on page F-30 of this Form 10-K for information regarding commitments under leases.

Item 3. Legal Proceedings

    Our telecommunications subsidiary, Telcordia, filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. Telkom South Africa has not yet submitted its response to Telcordia's Demand for Arbitration. The total amount of the receivables under the contract, net of deferred revenue, is not significant as of January 31, 2001. We intend to vigorously pursue our claims in arbitration, the outcome of which is not presently determinable due to the early stage of the arbitration proceeding.

    We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference to our definitive Proxy Statement used in connection with the solicitation of votes for our 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

    The following is a list of the names and ages (as of March 31, 2001) of all our executive officers, indicating all positions and offices held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

Name of Executive Officer	Age	Positions with the Company and Prior Business Experience
D. P. Andrews	56	Corporate Executive Vice President since January 1998 and a Director since October 1996. Mr. Andrews has held various positions with us since 1993, including serving as Executive Vice President for Corporate Development from October 1995 to January 1998. Prior to joining us, Mr. Andrews served as Assistant Secretary of Defense from 1989 to 1993.
J. R. Beyster	76	Chairman of the Board, Chief Executive Officer and a Director since the Company was founded. Dr. Beyster has served as President since June 1998.
T. E. Darcy	50	Executive Vice President and Chief Financial Officer since October 13, 2000. Prior to joining us, Mr. Darcy was with the accounting firm of PricewaterhouseCoopers LLP from July 1973 to October 2000, where he served as partner from 1985 to October 2000.
S. P. Fisher	40	Treasurer since January 2001 and Corporate Vice President since April 1997. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer from 1997 to January 2001 and Vice President from 1995 to 1997.

D. H. Foley	56	Executive Vice President since July 2000. Mr. Foley has held various positions with us since 1992, including serving as a Sector Vice President from 1992 to July 2000.
J. E. Glancy	54	Executive Vice President since April 2000 and a Director since July 1994. Dr. Glancy has held various positions with us since 1976, including serving as a Sector Vice President from 1991 to 1994 and Corporate Executive Vice President from 1994 to 2000.
J. D. Heipt	58	Corporate Executive Vice President since April 2000 and Secretary since 1984. Mr. Heipt has held various positions with us since 1979, including serving as Senior Vice President from 1984 to 1999 and Executive Vice President from 1999 to 2000.
P. N. Pavlics	40	Senior Vice President since January 1997 and Controller since 1993. Mr. Pavlics has held various positions with us since 1985, including serving as a Corporate Vice President from 1993 to January 1997.
S. D. Rockwood	57	Executive Vice President since April 1997 and a Director since 1996. Dr. Rockwood has held various positions with us since 1986, including serving as a Sector Vice President from 1987 to April 1997.
W. A. Roper, Jr.	55	Corporate Executive Vice President since April 2000. Mr. Roper served as Senior Vice President from 1990 to 1999, Chief Financial Officer from 1990 to October 2000 and Executive Vice President from 1999 to 2000.
R. A. Rosenberg	66	Executive Vice President since 1992. Mr. Rosenberg has held various positions with us since 1987, including serving as Senior Vice President from 1987 to 1989 and Sector Vice President from 1989 to 1992.
D. E. Scott	44	Senior Vice President since January 1997 and General Counsel since 1992. Mr. Scott has held various positions with us since 1987, including serving as a Corporate Vice President from 1992 to January 1997.
A. L. Slotkin	54	Executive Vice President since January 2001. Prior to joining us, Mr. Slotkin served as Executive Vice President and Chief Operating Officer of PSINet, Incorporated, a provider of internet protocol-based communications services for business, from 1999 to 2000, Senior Vice President of Cap Gemini America, a provider of information technology services, from 1997 to 1999 and Managing Partner of AT&T Corporation Solutions, a provider of consulting, integration and management services, from 1995 to 1997.
R. C. Smith	59	Chief Executive Officer and a Director of Telcordia since January 1998 and a Director of the Company since April 1998. Prior to joining Telcordia, Mr. Smith was the Senior Vice President Quality Development and Public Relations for Sprint Corporation, a communications company, from 1991 to January 1998.
J. P. Walkush	48	Executive Vice President since July 2000 and a Director since April 1996. Mr. Walkush has held various positions with us since 1983, including serving as a Sector Vice President from 1994 to 2000.
J. H. Warner, Jr.	60	Corporate Executive Vice President since 1996 and a Director since 1988. Dr. Warner has held various positions with us since 1973, including serving as Executive Vice President from 1989 to 1996.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

THE LIMITED MARKET

    Since our inception, we have followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for any of our securities. In order to provide liquidity for our stockholders, however, we have maintained a limited secondary market which we call the "Limited Market," through our wholly-owned, broker-dealer subsidiary, Bull Inc., which was organized in 1973 for the purpose of maintaining the Limited Market.

    The Limited Market permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a "Trade Date." Generally, there are four Trade Dates each year that typically occur two weeks after our quarterly board of directors meetings, currently scheduled for January, April, July and October. All shares of Class B common stock to be sold in the Limited Market must first be converted into 20 times as many shares of Class A common stock. All sales are made at the prevailing price of the Class A common stock determined by the board of directors pursuant to the valuation process described below.

    Employees, consultants and directors who have been approved by the board of directors or the operating committee of the board of directors may subscribe to purchase up to a specified number of shares of Class A common stock. In addition, the trustees or agents of our Employee Stock Retirement Plan ("ESRP"), Cash or Deferred Arrangement ("CODA"), the 1998 Employee Stock Purchase Plan, the 2001 Employee Stock Purchase Plan (if such plan is approved at the 2001 Annual Meeting of Stockholders), Stock Compensation Plan, Management Stock Compensation Plan, Key Executive Stock Deferral Plan, the Telcordia Technologies Savings and Security Plan and the Telcordia Technologies Savings Plan for Salaried Employees (collectively, the "Telcordia Savings Plans"), the AMSEC LLC Employees 401(k) Profit Sharing Plan ("AMSEC Plan") and the General Sciences Corporation Retirement Plan (the "GSC Plan"), (collectively, the "Benefit Plans") may also purchase shares of Class A common stock for their respective trusts in the Limited Market. All sellers in the Limited Market (other than the ESRP, CODA, the Telcordia Savings Plans, the AMSEC Plan, the GSC Plan and us) pay Bull, Inc. a commission currently equal to 1.5% of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.

    If the aggregate number of shares offered for sale in the Limited Market on any Trade Date is greater than the aggregate number of shares sought to be purchased by authorized buyers, offers by stockholders to sell 2,000 or less shares of Class A common stock (or up to the first 2,000 shares if more than 2,000 shares of Class A common stock are offered by any such stockholder) will be accepted first. Offers to sell shares in excess of 2,000 shares of Class A common stock will be accepted on a pro-rata basis determined by dividing the total number of shares remaining under purchase orders by the total number of shares remaining under sell orders. If, however, there are insufficient purchase orders to support the primary allocation of 2,000 shares of Class A common stock for each proposed seller, then the purchase orders will be allocated equally among all of the proposed sellers up to the total number of shares offered for sale.

    We are currently authorized, but not obligated, to purchase shares of Class A common stock in the Limited Market on any Trade Date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and we, in our discretion, determine to make such purchases. In fiscal years 2001 and 2000, we purchased 7,625,797 and 2,010,309 shares, respectively, in the Limited Market which accounted for 67.7% and 20.4%, respectively, of the total shares purchased by all buyers in the Limited Market during fiscal years 2001 and 2000.

    During the 2001 and 2000 fiscal years, the trustees of our CODA, 1998 Employee Stock Purchase Plan, the Telcordia Savings Plans, the AMSEC Plan and the GSC Plan purchased an aggregate of 1,762,246 and 4,259,275 shares, respectively, in the Limited Market. These purchases accounted for approximately 15.6% and 43.2% of the total shares purchased by all buyers in the Limited Market during fiscal years 2001 and 2000, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such Plans and the extent to which such contributions are invested in Class A common stock.

    To the extent that purchases by the trustees of the Benefit Plans decrease and purchases by us do not increase or decrease, the ability of stockholders to resell their shares in the Limited Market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the Limited Market on each Trade Date occurring during the last two fiscal years, we cannot assure you that a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any Trade Date will be able to do so.

    To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, we may, but are not obligated to, sell authorized but unissued shares of Class A common stock in the Limited Market. In fiscal year 2001, we did not sell any shares of Class A common stock in the Limited Market as the number of shares sought to be purchased by authorized buyers did not exceed the number of shares offered for sale by stockholders. In fiscal year 2000, we sold an aggregate of 1,707,948 shares of Class A common stock in the Limited Market which accounted for 17.3% of the total shares sold by all sellers in the Limited Market during fiscal year 2000. To the extent that we choose not to sell authorized but unissued shares of Class A common stock in the Limited Market, the ability of individuals to purchase shares on the Limited Market may be adversely affected. We cannot assure you that an individual desiring to buy shares of our Class A common stock in any future trade will be able to do so. For the periods prior to August 31, 1999, the share numbers have been restated to reflect the 4-for-1 split of our Class A common stock.

PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

    Our board of directors determines the price of the Class A common stock using the valuation process described below. The Class A common stock is traded in the Limited Market maintained by Bull, Inc. at the stock price determined by the board of directors. Our board of directors reviews the stock price at least four times each year, generally at quarterly meetings. These meetings are currently scheduled in January, April, July and October of each year and are held approximately two weeks before the four predetermined Trade Dates in each year. Our certificate of incorporation provides that the price of the Class B common stock is equal to 20 times the stock price applicable to the Class A common stock.

    The following formula is used in the valuation process:

    the price per share is equal to the sum of

  (1)
  a fraction, the numerator of which is the stockholders' equity of SAIC at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur ("E"), and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W1") and

  (2)
  a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "Market Factor"), multiplied by our earnings for the four fiscal quarters immediately preceding the price determination ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by SAIC in computing diluted earnings per share ("W").

    The formula, shown as an equation, is as follows:

Stock Price=	E W1	+	5.66MP W

    The number of outstanding common shares and common share equivalents described above in the formula assumes that each share of Class B common stock is converted into 20 shares of Class A common stock.

    The board of directors first used a valuation formula in establishing the price of the Class A common stock in 1972. The valuation formula has periodically been modified ever since. The Market Factor concept was first added to the formula in 1973 and was mechanically linked to the performance of Nasdaq. In 1984, the board of directors, with the assistance of an outside appraisal firm, began its current practice of establishing the value of the Market Factor to reflect the broad range of business, financial and market forces that also affect the fair market value of the Class A common stock. The board of directors reviews and sets the Market Factor at the value which causes the formula to yield the stock price which the board believes represents a fair market value for the Class A common stock.

    The board of directors has broad discretion to modify the valuation process and at its April 2001 meeting, approved the modification of the definitions of two formula components, effective for the July 2001 valuation as described below. The board of directors does not anticipate changing the valuation process unless:

  •
  in the good faith exercise of its fiduciary duties and after consultation with our independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A common stock, the board of directors, including a majority of the directors who are not our employees, determines that the valuation process no longer results in a fair market value for the Class A common stock, or

  •
  a change in the formula or any other aspect of the valuation process used to value the Class A common stock is required under applicable law, or

  •
  in the good faith exercise of its fiduciary duties, the board of directors, including a majority of directors who are not our employees, after consulting with an independent appraisal firm, determine that a change in the formula or any other aspect of the valuation process is appropriate and that the stock price established by the board of directors through the modified valuation process reflects a fair market value of the Class A common stock.

    In determining the price of the Class A common stock, the board of directors considers many relevant factors, including:

  •
  the performance of the general securities markets and relevant industry groups

  •
  the historical financial performance of SAIC versus comparable public companies

  •
  the prospects for SAIC's future performance

  •
  general economic conditions

  •
  valuation input from an independent appraisal firm

    In conjunction with the board of directors' valuation process, an independent appraisal firm prepares an appraisal of the Class A common stock. The stock price and Market Factor, as determined by the board of directors, remain in effect until subsequently changed by the board of directors. The board of directors has authorized its stock policy committee to review the stock price during the period between meetings of the board of directors to determine whether the stock price continues to represent a fair market value, and if necessary, modify the price. If the stock policy committee considered it appropriate to modify the stock price, it would apply the same valuation process used by the board of directors. The board of directors believes that the current valuation process results in a value which represents a fair market value for the Class A common stock within a broad range of financial criteria.

    The price of the Class A common stock could be subject to greater fluctuations in the future due to a number of factors, including:

  •
  our investments in publicly traded companies and the volatility of the price of those companies' shares

  •
  the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in these business areas

  •
  the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

Modification of Formula Definitions Effective for the July 2001 Valuation

    At its April 2001 meeting, the board of directors approved the modification of the definitions of two components of the formula, effective as of the July 2001 valuation. The modifications are summarized below:

  •
  "E" or the stockholders' equity component of the formula will equal stockholders' equity at the end of the SAIC fiscal quarter immediately preceding the date on which a price determination is to occur, adjusted to reflect the value of our publicly traded equity securities classified as investments in marketable securities, as well as the profit or loss impact, if any, on stockholders' equity arising from investment activities, non-recurring gains or losses on sales of business units, subsidiary common stock or similar transactions closed, as of the valuation date rather than the value at the end of the most recently completed fiscal quarter.

  •
  "P" or the earnings component of the formula will equal our operating income, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including our equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. The aggregate amount of these items on a pre-tax basis is disclosed as "segment operating income" in our consolidated financial statements contained in this Form 10-K.

All other terms of the formula remain unchanged.

    The board of directors believes that the valuation process, including the modified definitions, will continue to result in a value that represents a fair market value for the Class A common stock within a broad range of financial criteria. The board also believes that the modified formula definitions will provide greater clarity with respect to the principal determinants of the value of the Class A common stock: our operating performance and the value of our investments.

    Before approving the modified definitions, our board of directors consulted with Houlihan, Lokey, Howard & Zukin ("HLHZ"), an independent appraisal firm, which provided an opinion letter to us regarding the definitional changes. In its letter, HLHZ concluded that (i) the Company's modified definitions when used as part of the Company's pricing process will generate a fair market value for the Company's Class A common stock if applied in the manner described in the Company's prospectus and consistent with past practice; (ii) employing the modified definitions as part of the Company's valuation process will provide more visibility into the key contributors to the value of Class A common stock by more explicitly identifying the contributions of the Company's operating performance and investment value of the Class A common stock; and (iii) use of the modified definitions, based on the Company's historical performance and pricing process, should result in less variability in the value of the "M" Factor.

    The board of directors unanimously determined that these definitional changes are appropriate and that our valuation process will continue to generate a fair market value of the Class A common stock within a broad range of financial criteria.

Table of Stock Price

    The following table sets forth information concerning the formula price for the Class A common stock, the applicable price for the Class B common stock and each of the variables contained in the formula, including the Market Factor, in effect for the periods beginning on the dates indicated. As indicated above, the definitions of "E" or stockholders' equity and "P" or earnings in the formula have been modified effective as of the July 2001 valuation and the data in the following table is not based on the modified definitions. The table has been restated to reflect the 4-for-1 stock split which became effective on August 31, 1999. The Class A common stock has been rounded to the nearest penny. There can be no assurance that the Class A common stock or the Class B common stock will in the future provide returns comparable to historical returns. See "Business—Risk Factors—Future Returns on Our Common Stock May Differ Significantly from Historical Returns."

Date	Market Factor	"E" or Stockholders' Equity(1)	"W1" of Shares Outstanding(2)	"P" or Earnings(3)	"W" or Weighted Avg. Shares Outstanding(4)	Price Per Share of Class A Common Stock	Price Per Share of Class B Common Stock
April 9, 1999	3.90	$1,084,602,000	253,042,596	$150,688,000	240,770,600	$18.10	$362.05
July 9, 1999	1.00	1,644,285,000	258,408,012	565,071,000	246,066,740	19.36	387.20
October 8, 1999	1.00	1,710,514,000	259,950,164	591,681,000	249,790,820	19.99	399.80
January 14, 2000	1.40	1,762,661,000	259,671,296	611,994,000	253,455,768	25.92	518.40
April 14, 2000	1.70	1,830,282,000	262,311,687	619,849,000	256,270,820	30.25	605.00
July 14, 2000	0.70	2,837,901,000	259,260,576	1,245,976,000	258,030,351	30.08	601.60
October 13, 2000	0.25	3,988,351,000	253,632,224	2,758,698,000	257,684,095	30.87	617.40
January 12, 2001	0.25	3,819,961,000	252,170,336	2,835,930,000	255,921,172	30.83	616.60
April 13, 2001	0.35	3,344,157,000	242,108,532	2,058,956,000	248,904,890	30.20	604.00

(1)
"E" or Stockholders' Equity is our stockholders' equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(2)
"W1" or Shares Outstanding is the number of outstanding common shares and common share equivalents at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(3)
"P" or Earnings is our earnings for the four fiscal quarters immediately preceding the price determination.

(4)
"W" or Weighted Average Shares Outstanding is the weighted average number of outstanding common shares and common share equivalents for the four fiscal quarters immediately preceding the price determination, as used by us in computing diluted earnings per share.

HOLDERS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

    As of March 31, 2001, there were 31,265 holders of record of Class A common stock and 159 holders of record of Class B common stock. Substantially all of the Class A common stock and the Class B common stock is owned of record by our current and former employees, directors and consultants and their respective family members and by our various employee benefit plans.

DIVIDEND POLICY

    We have never declared or paid any cash dividends on our capital stock and no cash dividends on the Class A common stock or Class B common stock are contemplated in the foreseeable future. The payment of any future dividends will be at the discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our general financial condition and general business conditions.

Item 6. Selected Financial Data

    The following data has been derived from the audited consolidated financial statements. The consolidated balance sheet at January 31, 2001 and 2000 and the related consolidated statements of income and of cash flows for the three years ended January 31, 2001 and notes thereto appear elsewhere in this Form 10-K. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year ended January 31
	2001	2000	1999	1998(1)	1997
	(Amounts in thousands, except per share data)
Revenues	$5,895,678	$5,529,676	$4,740,433	$3,089,351	$2,402,224
Cost of revenues	4,626,803	4,303,862	3,732,890	2,623,339	2,094,447
Selling, general and administrative expenses	868,504	877,633	684,905	301,093	191,836
Gain on sale of business units, net and subsidiary common stock(2)	120,507	728,572	3,198	6,341
Net gain on marketable securities and other investments, including impairment losses(3)	2,656,433	2,498
Interest income	108,749	54,667	21,897	12,752	1,453
Interest expense	19,615	27,274	33,813	11,682	4,925
Other income (expense), net	24,764	(1,059)	(8,083)	(3,229)	740
Minority interest in income of consolidated subsidiaries	12,616	44,200	17,842	10,608
Provision for income taxes	1,219,637	441,536	137,307	73,699	49,529

Net income	$2,058,956	$619,849	$150,688	$84,794	$63,680

Earnings per share(4):
Basic	$8.76	$2.61	$.67	$.41	$.32

Diluted	$8.11	$2.42	$.62	$.39	$.31

Common equivalent shares(4):
Basic	235,037	237,586	222,483	205,397	196,630

Diluted	253,954	256,268	241,216	219,226	206,956

	January 31
	2001	2000	1999	1998	1997
	(Amounts in thousands)
Total assets	$6,092,130	$4,405,248	$3,172,546	$2,415,234	$1,012,462
Working capital	1,116,539	848,702	369,473	94,588	270,553
Long-term debt	118,746	121,289	143,051	145,958	15,227
Other long-term liabilities	281,225	360,362	318,002	313,677	29,114
Stockholders' equity	3,344,157	1,830,282	1,084,602	754,778	527,459

(1)
Telcordia was acquired in the fourth quarter of 1998; therefore, a full year of operations is not reflected.

(2)
Includes gain on sale of subsidiary stock of $698 million in 2000.

(3)
Includes gains of $4.1 billion from sales or exchanges of marketable equity securities and other investments and impairment losses of $1.4 billion on marketable equity securities in 2001.

(4)
Share and per share data have been restated to reflect the 4-for-1 stock split effective August 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We provide diversified professional and technical services involving the application of scientific expertise to solve complex technical problems for a broad range of government and commercial customers in the U.S. and abroad. These services frequently involve computer and systems technology. We are also a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry.

    During 2000, our former partially-owned subsidiary NSI was consolidated in the accompanying consolidated financial statements. As a result of a series of transactions reducing our ownership in NSI towards the end of 2000, including the recomposition of the NSI Board of Directors, effective at the beginning of 2001 we no longer consolidated NSI ("deconsolidation").

Results of Operations

    Our revenues increased 7%, 17% and 53% in 2001, 2000 and 1999, respectively, over the prior year. Adjusting 2000 revenues for the deconsolidation of NSI as described above, revenue growth was 11% in 2001.

    As more fully discussed in the Notes to Consolidated Financial Statements, we have three reportable segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other. We assess performance on our operating groups, which are aggregated into the Regulated, Non-Regulated Telecommunications or Non-Regulated Other segment, depending on the nature of the customers, the contractual requirements and regulatory environment governing our services. Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. Groups in the Non-Regulated Telecommunications and Non-Regulated Other segment provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and Non-Regulated Other segment are not subject to specific regulatory accounting or contracting guidelines. Groups in the Non-Regulated Telecommunications segment are primarily involved in the telecommunications business area. For 2001, 2000 and 1999, our Telcordia subsidiary made up the Non-Regulated Telecommunications segment.

    Regulated segment revenues as a percentage of consolidated revenues were 62%, 59% and 58% in 2001, 2000 and 1999, respectively, and on an absolute basis, increased 11%, 19% and 20% in 2001, 2000 and 1999, respectively. The growth in Regulated segment revenues on an absolute basis in 2001 was lower than the prior two years generally as a result of slower growth in our traditional business areas with departments and agencies of the U.S. Government. In 2000 and 1999, we experienced higher growth in these traditional business areas and through acquisitions. Our growth in revenues with the U.S. government continued to shift toward service type contracts which are competitively priced utilizing lower cost structures. This shift reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

    Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 27%, 25% and 26% in 2001, 2000 and 1999, respectively, and on an absolute basis, increased

15%, 12% and 424% in 2001, 2000 and 1999, respectively. As a percentage of consolidated revenues, Non-Regulated Telecommunications segment revenues have remained relatively constant for the past three years. The growth in revenues in 2001 was primarily attributable to services provided to our customers in their response to federal communications regulatory initiatives. The significant growth in revenues for 1999 was attributable to recording for the first time a full year of operations for Telcordia which we acquired in the fourth quarter of 1998.

    Non-Regulated Other segment revenues as a percentage of consolidated revenues were 11%, 15% and 16% in 2001, 2000 and 1999, respectively, and on an absolute basis, decreased 22% in 2001, and increased 14% and 36% in 2000 and 1999, respectively. The decrease in 2001 in Non-Regulated Other segment revenues as a percentage of consolidated revenues and the reduction in revenue on an absolute basis is attributable to the deconsolidation of NSI and the sale of our TransCore business unit in 2000. Adjusting for the deconsolidation of NSI and the sale of TransCore, Non-Regulated Other segment revenues, on an absolute basis, increased 20% in 2001 and would have been 10% of consolidated revenues in 2000. The increase in Non-Regulated Other segment revenues of 20% was primarily attributable to growth in our information technology outsourcing business in the United States and United Kingdom. Partially offsetting this increase were lower revenues from our joint venture INTESA as a result of a lower level of services with its principal customer who is also our partner in the joint venture. In 2000, Non-Regulated segment revenues experienced slower growth than the prior year in certain commercial and international markets in the United Kingdom, Australia and Colombia. Additionally, the TransCore business unit was sold during 2000. The significant growth in Non-Regulated Other segment revenues in 1999 was primarily attributable to NSI and INTESA.

    Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass-through of costs for material and subcontract efforts, which primarily occur on large, multi-year systems integration type contracts. At the end of 2001, we had 38,900 full-time employees compared to 36,500 and 33,000 at the end of 2000 and 1999, respectively. Material and subcontract ("M&S") revenues were $1.2 billion in 2001, $1.1 billion in 2000 and $949 million in 1999. M&S revenues as a percentage of consolidated revenues remained constant at 20% in 2001, 2000 and 1999.

    The following table summarizes revenues by contract type for the last three years:

	Year ended January 31
	2001	2000	1999
Contract type:
Cost-reimbursement	33%	34%	37%
Time-and-materials and fixed-price level-of-effort	31%	25%	24%
Firm fixed-price	36%	41%	39%

Total	100%	100%	100%

    Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials ("T&M") contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort ("FP-LOE") contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price ("FFP") contracts require us to provide stipulated products, systems or services for a fixed price. We assume greater performance risk on FFP contracts and our failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or losses. The decrease in revenues from FFP contracts in 2001 from 2000 results primarily from the decrease in revenue growth in the Non-Regulated Other segment and the deconsolidation of NSI. Revenues from T&M and FP-LOE contracts increased in 2001 primarily in the

Regulated segment as we see a shift towards T&M type contracts from our U.S. Government customers. Revenues from T&M contracts also increased in the Non-Regulated Telecommunications segment. The increase in revenues from FFP contracts and associated relative decrease in revenues from cost-reimbursement contracts from 1999 to 2000 result primarily from our growth in commercial revenues. Our commercial customers typically do not contract on a cost-reimbursement basis.

    The growth of our business is directly related to the receipt of contract awards and contract performance. We performed on 851 contracts with annual revenues greater than $1 million in 2001 compared to 762 and 685 such contracts in 2000 and 1999, respectively. These larger contracts represented 70% of our revenues in 2001, 62% in 2000 and 71% in 1999. Of these contracts, 76 contracts had individual revenues greater than $10 million in 2001 compared to 61 such contracts in 2000 and 55 in 1999. The remainder of our revenues is derived from a large number of contracts with individual revenues less than $1 million. Although we have committed substantial resources and personnel needed to pursue and perform larger contracts, we believe we also maintain a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for our success on larger procurements.

    Cost of revenues as a percentage of revenues was 78.5% in 2001, 77.8% in 2000 and 78.8% in 1999. Excluding NSI's cost of revenues because of the deconsolidation of NSI in 2001, cost of revenues as a percentage of revenues remained constant at 79.5% in 2000 and 1999. The decrease in cost of revenues as a percentage of revenues in 2001 was primarily attributable to improved operating performance in our traditional business areas with our U.S. government customer in the Regulated segment offset by higher cost of revenues as a percentage of revenues in the Non-Regulated Telecommunications and Non-Regulated Other segments. In 2001, we recorded overruns on certain FFP contracts in the Non-Regulated Telecommunications segment and had lower-than-historical profit at INTESA and in certain of our commercial information technology and outsourcing businesses, which are part of the Non-Regulated Other segment.

    Selling, general and administrative expenses ("SG&A") are comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses and included impairment losses on intangible assets of $7.7 million, $50.5 million and $13.4 million in 2001, 2000 and 1999, respectively. We assess potential impairments on intangible assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flows. The impairment losses in 2001 reduced goodwill and other identifiable intangible assets on four previously acquired businesses to their estimated recoverable value. Of the total impairment losses taken in 2000, $42.3 million was related to a business unit in the Non-Regulated Other segment, which was acquired in 2000 and represented less than 1% of total consolidated revenues and consolidated assets at January 31, 2000. The factors leading us to assess the recoverability of goodwill and other identifiable intangible assets of this acquisition were greater-than-expected operating losses since the time of acquisition and the loss of a major contract procurement. The assessment of the estimated future undiscounted cash flows indicated that an impairment existed and the loss was quantified by estimating the fair value of the business unit using the discounted cash flow method. Impairment losses in 1999 reduced goodwill on five previously acquired businesses to their estimated recoverable value.

    SG&A expenses as a percentage of consolidated revenues were 14.7%, 15.9% and 14.5% in 2001, 2000 and 1999, respectively. Excluding NSI in 2000 and 1999 because of the deconsolidation in 2001, SG&A expenses as a percentage of consolidated revenues were 14.6% and 13.8% in 2000, and 1999, respectively. While it appears that in 2001 and 2000 SG&A was relatively constant, SG&A in 2000 was higher because of impairment losses. If we adjusted 2000 SG&A expenses to exclude the effects of impairment losses, SG&A would have been 13.6% of consolidated revenues and relatively consistent with 1999. SG&A as a percentage of revenues in the Regulated and Non-Regulated Telecommunications segment remained relatively constant in 2001 and 2000 compared to the prior year, respectively, while it increased in the Non-Regulated Other segment. The increase in the Non-Regulated Other segment was primarily attributable to increased G&A, marketing and IR&D costs for certain new commercial and international initiatives.

    Regulated segment operating income as a percentage of revenues was 7.3% in 2001, 6.6% in 2000 and 5.5% in 1999 and increased in 2001 and 2000 over the prior year, respectively, due to overall improvements in operating performance as noted previously in the discussion of cost of revenues. Our Non-Regulated Telecommunications segment operating income as a percentage of revenues was 12.0% in 2001, 13.4% in 2000 and 12.2% in 1999 and decreased in 2001 primarily due to losses recognized on certain FFP contracts. Our Non-Regulated Other segment had a slight segment operating loss in 2001 that represented .2% of revenues compared to segment operating income as a percentage of revenues of 2.7% in 2000 and 8.6% in 1999. The loss in 2001 was primarily attributable to start-up losses in a new commercial information technology business area and operating losses from a business unit that was acquired in 2000, which we sold in the fourth quarter of 2001. In addition to these losses in 2001, we also experienced reduced operating income at INTESA as a result of reduced margins on contracts and an increase in SG&A expenses. We also did not have any operating income from NSI due to the deconsolidation of NSI in 2001. The decrease in the Non-Regulated Other segment operating income as a percentage of revenues in 2000 compared to 1999 was primarily attributable to greater than expected operating losses from a business unit in the commercial information technology business area, a business that was acquired in 2000 and certain international business units.

    Interest income was $109 million, $55 million and $22 million in 2001, 2000 and 1999, respectively. The increase in 2001 was primarily attributable to higher average cash balances, cash equivalents and marketable securities. In 2001, we received cash proceeds of $1.6 billion from the sale of NSI common stock compared to the cash proceeds of $729 million we received from NSI stock sold in 2000. The increase in 2000 from 1999 was also primarily attributable to higher average cash balances from the sale of NSI stock and investments in marketable securities.

    Interest expense of $20 million, $27 million and $34 million in 2001, 2000 and 1999, respectively, primarily relates to interest on our outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The decrease in interest expense in 2001 and 2000 compared to the prior year was primarily driven by a decrease in capital lease obligations at INTESA.

    Other income, net, was $25 million in 2001 compared to an expense of $1 million in 2000 and $8 million in 1999. The increase in 2001 was primarily attributable to our share of income of our unconsolidated affiliates recognized on the equity method compared to 2000 and 1999 when we had our share of losses of our unconsolidated affiliates.

    Minority interest in income of consolidated subsidiaries was $13 million, $44 million and $18 million in 2001, 2000 and 1999, respectively. The decrease in 2001 was primarily attributable to the deconsolidation of NSI. Partially offsetting the decrease in 2001 is the 45% minority interest in our joint venture, AMSEC LLC, which was formed in the second quarter of 2000. The increase in 2000 was attributable to an increase in NSI net income and the sale of some of our shares of NSI common stock in the secondary offering on February 12, 1999, which increased the minority interest in NSI to approximately 55% compared to a 28% minority interest in NSI in 1999. In 1999, minority interest increased over the prior year due to growth in income for NSI and INTESA.

    The provision for income taxes as a percentage of income before income taxes was 37.2% in 2001, 41.6% in 2000 and 47.7% in 1999. The lower effective tax rate in 2001 reflects the resolution of certain tax positions related to our on-going appeals process with the IRS for fiscal years 1988 through 1993, higher research and experimentation tax credits, other permanent differences and a lower effective tax rate on the gain on the sale of NSI common stock. The decrease in the effective tax rate in 2000 from 1999 reflected resolution of certain tax positions related to our on-going appeals process with the IRS for fiscal years 1988 through 1993. The higher effective tax rate in 1999 was primarily attributable to non-deductible goodwill amortization and a reassessment of certain tax positions related to our on-going appeals process with the IRS for fiscal years 1988 through 1993.

Gain on Sale of Business Units, Net

    Gains or losses related to sales of a business unit or operating asset that generated revenue or whose operating results were included in our consolidated financial statements are recorded as "Gain on sale of business units, net" and are part of operating income.

    In 2001, we sold certain business units and operating assets that did not fit within our strategic plan. We recorded net gains of $121 million before income taxes on these business units and operating assets that were sold for cash and/or equity or debt securities of publicly traded companies. In 2000 and 1999, net gains from sale of business units and operating assets were $30 million and $3 million, respectively.

Net Gain on Marketable Securities and Other Investments, including Impairment Losses

    Gains related to transactions from our investments that are accounted for as marketable equity or debt securities, as cost method investments or as equity method investments are recorded as "Net gain on marketable securities and other investments, including impairment losses" and are part of non-operating income or expense. Impairment losses on marketable securities and other investments resulting from declines in fair market values that are deemed to be other-than-temporary are also recorded in this financial statement line item.

    During 2001, we completed two transactions related to our former subsidiary, NSI. On February 11, 2000, NSI completed a secondary offering of 8,889,500 shares of its common stock. Of the shares sold in the offering, we sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. As a result of this transaction, we received net proceeds from the offering of $1.6 billion and recognized a gain on sale before income taxes of $1.5 billion. We also recognized a gain as a result of the shares sold by NSI by recording $132 million directly to additional paid-in capital which we have included in "Issuance of subsidiary stock" in the accompanying consolidated statement of stockholders' equity and comprehensive income. Upon completion of this secondary offering and after giving effect to NSI's 2-for-1 stock split, we held 16,300,000 shares of NSI common stock which represented a 22.6% interest in NSI. On June 8, 2000, NSI merged into and became a wholly-owned subsidiary of VeriSign, Inc. ("VeriSign"), a publicly traded company and leading provider of Internet trust services. On the effective date of the merger, we held approximately 9% of VeriSign's outstanding shares. As a result of this transaction, we recognized a gain before income taxes of $2.4 billion.

    We also completed transactions in certain of our other investments. Solect Technology Group Inc. ("Solect"), an entity in which we held an investment, was acquired by Amdocs Limited ("Amdocs"), a publicly traded company. In connection with this transaction, we exchanged our interest in Solect for an approximate 2% equity interest in Amdocs and recognized a gain before income taxes of $191 million. We also recognized a $32 million gain before income taxes on the sale of an equity interest we had in a French business in exchange for equity securities of a French public company and sold other investments in marketable securities for an aggregate gain before income taxes of $20 million.

    In accordance with our policy to assess whether an impairment loss on our marketable securities has occurred due to declines in fair market value and other market conditions, we determined that at January 31, 2001, declines in the fair market value of VeriSign and certain of our other marketable securities had occurred and were deemed to be other-than-temporary in nature. We, therefore, recorded impairment losses of $1.4 billion on our investments in VeriSign and certain other marketable securities. The stock price of our investment in VeriSign decreased substantially from January 31, 2001. From January 31, 2001 through April 12, 2001, this investment had accumulated unrealized losses of $274 million, net of taxes.

    In 2000, we recognized a gain before income taxes of $698 million from the sale of NSI common stock. Since NSI was consolidated in 2000, this gain was classified as a "Gain on sale of subsidiary common stock" in the accompanying consolidated financial statements. The gain resulted from a secondary offering of 4,580,000 shares of NSI common stock completed on February 12, 1999. Of the shares sold in the offering, we sold 4,500,000 shares at $170 per share and received proceeds, net of underwriter's commissions, of $729 million.

    Transactions in investments of this nature were not significant in 1999.

Liquidity and Capital Resources

    Our primary sources of liquidity continue to be funds provided by operations and our five-year revolving credit facility. In addition, the proceeds from the sale of NSI common stock in February 2000 and 1999 have provided an additional source of liquidity for us in 2001 and 2000. At January 31, 2001 and 2000, there were no borrowings outstanding under the credit facility and cash and cash equivalents and short-term investments totaled $1.3 billion and $1.1 billion, respectively. Cash flows generated from operating activities were $171 million in 2001 compared to $434 million in 2000 and $380 million in 1999 and decreased in 2001 primarily as a result of income taxes paid of $710 million compared to $481 million in 2000.

    Our investing activities generated cash flows of $749 million in 2001 compared to a use of cash of $7 million and $223 million for investing activities in 2000 and 1999, respectively. In 2001, our largest source of cash came from our sale of NSI common stock from which we received $1.6 billion in cash. During 2001, we used $682 million of this cash to buy short-term investments, which are managed as portfolios by outside investment managers, and made investments in publicly traded companies and private emerging technology companies. This compared to $445 million and $99 million in 2000 and 1999, respectively. In 2000, excluding the proceeds of $729 million from the sale of NSI common stock and $118 million from the sale of debt and equity securities, net cash flows spent on investing activities were $854 million compared to $223 million in 1999. With the proceeds from the sale of NSI common stock, in 2000, we spent $243 million on business acquisitions, which was an increase over the prior year. We also purchased marketable securities and made investments in private emerging technology companies with some of the proceeds from the sale of NSI common stock in 2000. In 1999, we did not have any material source of cash from investing activities and used cash from operations to support acquisitions and other investments. We intend to continue to acquire other businesses and make investments in publicly traded and private emerging technology companies in the future. Capital expenditures for property, plant and equipment were $147 million, $166 million and $88 million in 2001, 2000 and 1999, respectively, and are expected to be approximately $220 million for 2002.

    We used cash of $938 million and $144 million for financing activities in 2001 and 2000, respectively, compared to generating cash of $43 million from financing activities in 1999. In 2001, we used $927 million for repurchases of our common stock and generated $50 million in cash from sales of our common stock compared to using $180 million for repurchases and receiving $77 million from sales in 2000. In 2001, we enacted a provision of our Cash or Deferred Arrangement ("CODA") plan which required terminated participants to transfer their assets out of the SAIC stock funds. As a result, we had an unusually high level of repurchases because we repurchased approximately $295 million due to participants who terminated in prior years and approximately $96 million due to current year employee turnover. In addition to the stock repurchases from the CODA plan, we also continued to repurchase our common stock from employees upon termination and from our other retirement and profit sharing plans. In 2001, we also participated as a buyer for shares being offered for sale by our stockholders in all four quarterly trades. In 2000, we also repurchased more shares of our common stock than we sold and participated as a buyer for shares being offered for sale by our stockholders in two quarterly trades. In 1999, our sales of our common stock were greater than repurchases and we did not participate as a buyer in any of the four quarterly trades.

    We expect our existing cash, cash equivalents, short-term investments, cash flows from operations and borrowing capacity to provide sufficient funds for our operations, common stock repurchases, capital expenditures and future long-term debt requirements. In addition, we expect to finance acquisitions and equity investments in the future from operations, borrowing capacity and sales of our common stock.

Commitments and Contingencies

    Telcordia filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. We have not been able to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. Telkom South Africa has not yet submitted its response to Telcordia's Demand for Arbitration. The total amount of the receivables under the contract, net of deferred revenue, is not significant as of January 31, 2001. We intend to vigorously pursue our claims in arbitration, the outcome of which is not presently determinable due to the early stage of the arbitration proceeding.

    We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Recently Issued Accounting Pronouncements

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. Effective February 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 138. The effect of adoption based on the derivatives in place will result in a gain from cumulative effect of adoption of approximately $711 thousand and an increase in other comprehensive income of $443 thousand.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the SEC staff's views on applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. We adopted this bulletin in the fourth quarter of 2001. Upon adoption, we reclassified gains on sale of business units and subsidiary common stock from non-operating income to a component of operating income.

Effects of Inflation

    Our cost-reimbursement type contracts are generally completed within one year. As a result, we have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price and T&M type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy, net income as a percentage of revenues has not been significantly impacted by inflation. As we expand into the international markets and into highly inflationary economies, movements in foreign currency exchange rates may impact our results of operations. Currency exchange rate fluctuations may also affect our competitive position in international markets as a result of their impact on our profitability and the pricing offered to our non-U.S. customers.

Forward-looking Information

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the following discussion in "Quantitative and Qualitative Disclosures About Market Risk" contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to: a decrease in or the failure to increase business with the U.S. Government and international and commercial customers; our ability to continue to identify, consummate and integrate additional acquisitions; our ability to competitively price our technical services and products; the risk of early termination of U.S. Government contracts; the risk of losses or reduced profits on firm fixed-price contracts; a failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; audits of our costs, including allocated indirect costs, by the U.S. Government; a downturn in economic conditions and other uncertainties, all of which are difficult to predict and many of which are beyond our control. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to certain market risks which are inherent in our financial instruments which arise from transactions entered into in the normal course of business. Our current market risk exposures are primarily in the interest rate, foreign currency and equity price areas. Due to the recent decline in the stock market, we have recorded both realized and unrealized losses related to our equity-priced securities when compared to prior year. We have not experienced significant changes in interest and foreign currency exchange rates that would have a material impact on the instruments exposed to these types of risk. The following information about our market sensitive financial instruments contains forward-looking statements.

    Interest Rate Risk—Our exposure to market risk for changes in interest rates relates primarily to our investment portfolios, short-term and long-term receivables and long-term debt obligations.

    We primarily enter into debt obligations to support capital expenditures, working capital needs and merger and acquisition activity.

    We have established investment policies to protect the safety, liquidity and after-tax yield of invested funds. These policies establish guidelines on acceptable instruments in which to invest and maximum maturity dates. They also require diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments. We do not authorize the use of derivative financial instruments in our managed short-term investment portfolios. Our policy requires that all investments mature in three years or less. Strategic investments may have characteristics that differ from those described above.

    The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, short-term and long-term receivables and short-term investments. For debt obligations, short-term and long-term receivables and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates.

								Estimated Fair Value
	2002	2003	2004	2005	2006	Thereafter	Total	January 31, 2001
	(amounts in thousands)
Assets
Cash equivalents
Fixed rate (USD)	$563,398						$563,398	$563,485
Average interest rate	6.20%
Variable rate (USD)	$16,813						$16,813	$16,813
Average interest rate	5.86%
Fixed rate (GBP)(1)	$14,080						$14,080	$14,080
Average interest rate	5.72%
Short-term investments
Fixed rate (USD)	$198,685	$144,799	$157,966				$501,450	$501,450
Average interest rate	6.24%	6.18%	6.56%
Variable rate (USD)	$127,650	$26,840	$45,810				$200,300	$200,300
Average interest rate	5.74%	6.51%	5.70%
Long-term investments
Fixed rate (USD)	$2,000	$1,200			$12,000		$15,200	$15,200
Average interest rate	12.00%	14.00%			2.00%
Short-term receivables
Fixed rate (USD)	$1,011						$1,011	$1,011
Average interest rate	9.00%
Long-term receivable
Fixed rate (FRF)(2)	$815						$815	$815
Average interest rate	10.00%
Liabilities
Long-term debt
Fixed rate (USD)	$1,834	$1,588	$81	$85	$91	$100,421	$104,100	$102,465
Average interest rate	8.21%	8.25%	8.25%	8.26%	8.26%	8.26%
Variable rate (USD)	$150	$200	$240	$260	$280	$5,370	$6,500	$6,500
Average interest rate	6.16%	6.16%	6.16%	6.16%	6.16%	6.16%

(1)
British pound denominated

(2)
French franc denominated

    Foreign Currency Risk—Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The policy allows for actively managing cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. The currencies hedged as of January 31, 2001 are the British pound, French franc, Canadian dollar, Belgian franc and Euro. We do not use foreign currency derivative instruments for trading purposes.

    To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments. The market values for foreign exchange forward contracts are computed based upon spot rates in effect on January 31, 2001. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 2001 are the hypothetical gains and losses associated with foreign currency risk.

    A 10% adverse movement in levels of foreign currency exchange rates relative to the U.S. dollar as of January 31, 2001, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts by approximately $3 million.

    Equity Price Risk—At January 31, 2001, the quoted fair value of our publicly-traded available-for-sale equity securities was approximately $1.7 billion. The gross unrealized net gain from these investments was $120 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. Based on our position at January 31, 2001, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in the fair value of the equity investments of approximately $170 million.

    The stock price of our investment in VeriSign decreased substantially from January 31, 2001. From January 31, 2001 through April 12, 2001, this investment had accumulated unrealized losses of $274 million, net of taxes.

Item 8. Financial Statements and Supplementary Data

    See our Consolidated Financial Statements and Financial Statement Schedule attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For information with respect to our Directors, see "Election of Directors" appearing in the 2001 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 11. Executive Compensation

    For information with respect to executive compensation, see the information set forth under the captions "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 2001 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 13. Certain Relationships and Related Transactions

    For information with respect to the interests of our management and others in certain transactions, see the information set forth under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which information is incorporated by reference into this Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) Documents filed as part of the report:

      1.  Financial Statements

    Our Consolidated Financial Statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

      2.  Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts.

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

      3.  Exhibits

Exhibit Number		Description of Exhibit
3	(a)	Restated Certificate of Incorporation of Registrant, as amended August 31, 1999. Incorporated by reference to Exhibit 3.1 to Registrant's Post-Effective Amendment No. 2 to Form 8-A as filed September 13, 1999 with the SEC.

3	(b)
Bylaws of Registrant, as amended through January 14, 2000. Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 (the "2000 10-K").
4	(a)
Form of Indenture between Registrant and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Amendment No. 1 to Form S-3 Registration Statement No. 333-37117, filed on November 19, 1997.
10	(a)*
Registrant's Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders as filed April 29, 1999 with the SEC (the "1999 Proxy").
10	(b)*	Registrant's Stock Compensation Plan, as amended through April 4, 2001.
10	(c)*	Registrant's Management Stock Compensation Plan, as amended through April 4, 2001.
10	(d)*	Registrant's 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to the 2000 10-K.
10	(e)*
1995 Stock Option Plan, as amended through October 2, 1996. Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "1998 10-K").
10	(f)*	Registrant's Keystaff Deferral Plan, as amended through January 3, 2001.
10	(g)*	Registrant's Key Executive Stock Deferral Plan, as amended through January 3, 2001.
10	(h)*	Form of Alumni Agreement. Incorporated by reference to Exhibit 4(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
10	(i)
Credit Agreement (multi-year facility) with Bank of America NT&SA, Morgan Guaranty Trust Company, Citicorp USA, Inc. and other financial institutions dated as of August 20, 1997. Incorporated by reference to Exhibit 10(d) to the Form 10-Q for the fiscal quarter ended July 31, 1997.
10	(j)*	Employment Agreement dated December 18, 1997 between Registrant and R.C. Smith, as amended on February 2, 1998. Incorporated by reference to Exhibit 10(l) to the 1998 10-K.
10	(k)*
Registrant's 1998 Stock Option Plan. Incorporated by reference to Annex I to Registrant's Proxy 1998 Statement for the 1998 Annual Meeting of Stockholders as filed May 28, 1998 with the SEC (the "1998 Proxy").
10	(l)*	Registrant's 1998 Employee Stock Purchase Plan. Incorporated by reference to Annex II to the 1998 Proxy.
21		Subsidiaries of Registrant.
23	(a)	Consent of Deloitte & Touche LLP.
23	(b)	Consent of PricewaterhouseCoopers LLP.

*
Executive Compensation Plans and Arrangements

    (b) Reports on Form 8-K in the fourth quarter of the fiscal year ended January 31, 2001:

    A Report on Form 8-K was filed on January 18, 2001. Disclosure was made under Item 5—Other Events.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2001	SCIENCE APPLICATIONS INTERNATIONAL CORPORATION (Registrant)
	By	/s/ J.R. BEYSTER J.R. Beyster Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.R. BEYSTER J.R. Beyster	Chairman of the Board and Principal Executive Officer	April 13, 2001
/s/ T.E. DARCY T.E. Darcy	Principal Financial Officer	April 13, 2001
/s/ P.N. PAVLICS P.N. Pavlics	Principal Accounting Officer	April 13, 2001
/s/ D.P. ANDREWS D.P. Andrews	Director	April 13, 2001
/s/ W.H. DEMISCH W.H. Demisch	Director	April 13, 2001
/s/ D.W. DORMAN D.W. Dorman	Director	April 13, 2001
/s/ W.A. DOWNING W.A. Downing	Director	April 13, 2001

/s/ J.E. GLANCY J.E. Glancy	Director	April 13, 2001
/s/ B.R. INMAN B.R. Inman	Director	April 13, 2001
/s/ A.K. JONES A.K. Jones	Director	April 13, 2001
H.M.J. Kraemer, Jr.	Director
/s/ C.B. MALONE C.B. Malone	Director	April 13, 2001
/s/ S.D. ROCKWOOD S.D. Rockwood	Director	April 13, 2001
/s/ L.A. SIMPSON L.A. Simpson	Director	April 13, 2001
/s/ R.C. SMITH, JR. R.C. Smith, Jr.	Director	April 13, 2001
/s/ M.E. TROUT M.E. Trout	Director	April 13, 2001
/s/ J.P. WALKUSH J.P. Walkush	Director	April 13, 2001
/s/ J.H. WARNER, JR. J.H. Warner, Jr.	Director	April 13, 2001

/s/ J.A. WELCH J.A. Welch	Director	April 13, 2001
/s/ A.T. YOUNG A.T. Young	Director	April 13, 2001

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    All other financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Science Applications International Corporation:

    We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and its subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

    Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule for the years ended January 31, 2001 and 2000 listed on page F-35 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Company's management. Such information has been subjected to auditing procedures applied in our audits of the basic financial statements, and in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

 San Diego, California
March 22, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Science Applications International Corporation

    In our opinion, the consolidated statements of income, of stockholders' equity and comprehensive income and of cash flows for the year ended January 31, 1999 (appearing on pages F-4 through F-7 of this Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Science Applications International Corporation and its subsidiaries for the year ended January 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page F-35 presents fairly, in all material respects, the information set forth therein for the year ended January 31, 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Science Applications International Corporation for any period subsequent to January 31, 1999.

/s/ PRICEWATERHOUSECOOPERS LLP

 San Diego, California
April 2, 1999, except as to the stock split discussed in
Note A, for which the date is August 31, 1999

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31
	2001	2000	1999
	(in thousands, except per share amounts)
Revenues	$5,895,678	$5,529,676	$4,740,433
Costs and expenses:
Cost of revenues	4,626,803	4,303,862	3,732,890
Selling, general and administrative expenses	868,504	877,633	684,905
Gain on sale of business units, net	(120,507)	(30,198)	(3,198)
Gain on sale of subsidiary common stock		(698,374)

Operating income	520,878	1,076,753	325,836

Non-operating income (expense):
Net gain on marketable securities and other investments, including impairment losses	2,656,433	2,498
Interest income	108,749	54,667	21,897
Interest expense	(19,615)	(27,274)	(33,813)
Other income (expense), net	24,764	(1,059)	(8,083)
Minority interest in income of consolidated subsidiaries	(12,616)	(44,200)	(17,842)

Income before income taxes	3,278,593	1,061,385	287,995
Provision for income taxes	1,219,637	441,536	137,307

Net income	$2,058,956	$619,849	$150,688

Earnings per share:
Basic	$8.76	$2.61	$.67

Diluted	$8.11	$2.42	$.62

Common equivalent shares:
Basic	235,037	237,586	222,483

Diluted	253,954	256,268	241,216

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31
	2001	2000
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$644,492	$669,320
Restricted cash	12,665	8,781
Short-term investments in marketable securities	701,750	424,609
Receivables, net	1,355,713	1,339,763
Prepaid expenses and other current assets	92,939	143,163
Deferred income taxes	93,775	173,987

Total current assets	2,901,334	2,759,623
Property, plant and equipment	535,524	576,887
Intangible assets	225,924	239,438
Long-term investments in marketable securities	1,676,621	181,285
Prepaid pension assets	540,113	492,802
Other assets	212,614	155,213

	$6,092,130	$4,405,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,173,569	$1,409,477
Accrued payroll and employee benefits	399,025	357,014
Income taxes payable	180,304	90,337
Notes payable and current portion of long-term debt	31,897	54,093

Total current liabilities	1,784,795	1,910,921
Long-term debt, net of current portion	118,746	121,289
Deferred income taxes	538,567	74,412
Other long-term liabilities	281,225	360,362
Commitments and contingencies (Note O)
Minority interest in consolidated subsidiaries	24,640	107,982
Stockholders' equity:
Class A Common Stock, $.01 par value	2,202	2,361
Class B Common Stock, $.05 par value	14	15
Additional paid-in capital	1,393,600	1,082,727
Retained earnings	1,918,253	704,562
Other stockholders' equity	(41,694)	(31,387)
Accumulated other comprehensive income	71,782	72,004

Total stockholders' equity	3,344,157	1,830,282

	$6,092,130	$4,405,248

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock
	Class A		Class B
	1,000,000,000 shares authorized		5,000,000 shares authorized
							Other stock- holders' equity
					Additional paid-in capital	Retained earnings		Accumulated other comprehensive income(loss)	Comprehensive income
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at January 31, 1998	207,723	$2,077	314	$16	$537,202	$237,588	$(14,983)	$(7,122)
Net income						150,688			$150,688
Other comprehensive income								7,237	7,237
Issuances of common stock	29,797	298			286,023
Repurchases of common stock	(11,133)	(111)	(11)	(1)	(29,215)	(115,594)
Income tax benefit from employee stock transactions					34,118
Stock compensation					876
Unearned stock compensation							(7,699)
Issuance of subsidiary stock					5,753
Dividends on subsidiary preferred stock						(1,303)
Net issuance of notes receivable for sales of common stock							(1,246)

Balance at January 31, 1999	226,387	2,264	303	15	834,757	271,379	(23,928)	115	$157,925

Net income						619,849			$619,849
Other comprehensive income								71,889	71,889
Issuances of common stock	16,655	167			196,711
Repurchases of common stock	(6,963)	(70)	(7)		(34,979)	(184,930)
Income tax benefit from employee stock transactions					71,071
Stock compensation					3,231
Unearned stock compensation							(7,879)
Issuance of subsidiary stock					11,936
Dividends on subsidiary preferred stock						(1,736)
Net payments on notes receivable for sales of common stock							420

Balance at January 31, 2000	236,079	2,361	296	15	1,082,727	704,562	(31,387)	72,004	$691,738

Net income						2,058,956			$2,058,956
Other comprehensive income								(222)	(222)
Issuances of common stock	18,044	180			197,758
Repurchases of common stock	(33,928)	(339)	(16)	(1)	(135,511)	(845,265)
Income tax benefit from employee stock transactions					106,185
Stock compensation					860
Unearned stock compensation							(10,385)
Issuance of subsidiary stock					141,581
Net payments on notes receivable for sales of common stock							78

Balance at January 31, 2001	220,195	$2,202	280	$14	$1,393,600	$1,918,253	$(41,694)	$71,782	$2,058,734

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income	$2,058,956	$619,849	$150,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,235	187,147	150,949
Non-cash compensation	84,788	72,176	53,566
Gain on sale of business units, net	(120,507)	(30,198)	(3,198)
Gain on sale of marketable securities and other investments	(4,097,453)	(2,498)
Impairment losses on marketable securities	1,441,020
Gain on sale of subsidiary common stock		(698,374)
Equity in (income) loss of unconsolidated affiliates	(6,047)	6,123	4,185
Loss on impaired intangible assets	7,743	50,518	13,378
Loss on disposal of property, plant and equipment	6,170	6,960	4,811
Minority interest in income of consolidated subsidiaries	12,616	44,200	18,537
Other non-cash items	2,861	1,553	9,480
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(53,075)	(134,637)	(311,119)
Prepaid expenses and other current assets	55,880	(67,725)	(29,401)
Progress payments	(1,565)	(1,954)	(9,915)
Deferred income taxes	403,444	(89,550)	(85,045)
Other assets	(46,706)	(13,390)	(47,937)
Accounts payable and accrued liabilities	60,980	320,048	330,181
Accrued payroll and employee benefits	54,906	38,520	48,825
Income taxes payable	112,663	81,150	60,417
Other long-term liabilities	6,572	44,314	22,038

	171,481	434,232	380,440

Cash flows from investing activities:
Expenditures for property, plant and equipment	(147,244)	(166,107)	(87,812)
Acquisitions of business units, net of cash acquired	(35,396)	(243,272)	(4,884)
Purchases of debt and equity securities available-for-sale	(682,061)	(445,411)	(99,480)
Proceeds from sale of debt and equity securities available-for-sale	72,251	118,311
Proceeds from maturities (purchases) of debt securities held-to-maturity		9,350	(9,350)
Proceeds from sale of affiliate common stock	1,589,575	729,000
Proceeds from sale of certain business assets	49,886	64,737	864
Proceeds from disposal of property and equipment	810	544	785
Investments in affiliates	(98,833)	(74,324)	(22,993)

	748,988	(7,172)	(222,870)

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	4,534	3,467	909
Payments of notes payable and long-term debt	(7,982)	(859)	(12,793)
Principal payments on capital lease obligations	(47,327)	(44,504)	(30,029)
Net proceeds from subsidiary issuance of stock		10,106	10,274
Dividends paid to minority interest stockholders	(10,561)	(9,452)	(7,096)
Sales of common stock	49,845	76,783	200,789
Repurchases of common stock	(926,808)	(179,837)	(118,846)

	(938,299)	(144,296)	43,208

Effect of exchange rate changes on cash	(6,998)	(2,470)	(1,139)

(Decrease) increase in cash and cash equivalents	(24,828)	280,294	199,639
Cash and cash equivalents at beginning of year	669,320	389,026	189,387

Cash and cash equivalents at end of year	$644,492	$669,320	$389,026

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock exchanged upon exercise of stock options	$54,308	$40,142	$26,075

Capital lease obligations for property and equipment	$23,537	$23,527	$56,153

Fair value of assets acquired in acquisitions	$62,459	$331,544	$10,645
Cash paid in acquisitions	(35,396)	(263,644)	(5,648)
Issuance of common stock in acquisitions	(3,000)	(19,488)	(1,526)

Liabilities assumed in acquisitions	$24,063	$48,412	$3,471

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies:

Consolidation

    The consolidated financial statements include the accounts of Science Applications International Corporation and all majority-owned and wholly-owned U.S. and international subsidiaries (collectively referred to as "the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. Investments in affiliates and corporate joint ventures owned 20% to 50% or over which the Company exercises significant influence are accounted for under the equity method. Equity investments in affiliates over which the Company does not exercise significant influence and whose securities do not have a readily determinable fair market value as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are generally carried at cost. Outside investors' interests in the majority-owned subsidiaries are reflected as minority interest.

    Certain of the Company's majority-owned and wholly-owned subsidiaries have fiscal years ending December 31, including its joint venture, Informática, Negocios y Tecnología, S.A. ("INTESA"), which is a joint venture with Petróleos de Venezuela, S.A. ("PDVSA"). The financial position and results of operations of these subsidiaries are included in the Company's consolidated financial statements for the years ended January 31. There were no material intervening events for such subsidiaries from December 31, 2000 through January 31, 2001 which would materially affect the consolidated financial position or results of operations.

    During 2000, the Company's former partially-owned subsidiary Network Solutions, Inc. ("NSI") was consolidated in the accompanying consolidated financial statements. As a result of a series of transactions reducing our ownership in NSI towards the end of 2000, including the recomposition of the NSI Board of Directors, effective at the beginning of 2001 the Company no longer consolidated NSI. In 2001, through the merger of NSI and VeriSign, Inc. ("VeriSign"), a publicly traded company, the Company received shares of VeriSign in exchange for its NSI shares (Note S).

Use of estimates

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

Fair value of financial instruments

    It is management's belief that the carrying amounts shown for the Company's financial instruments, which include cash and cash equivalents, short-term investments in marketable securities, long-term receivables, long-term investments in marketable securities and long-term debt, are reasonable estimates of their related fair values. The carrying amount of cash and cash equivalents and short-term investments in marketable securities approximates fair value because of the short maturity of those instruments. The fair value of short-term and long-term investments in marketable securities is based upon quoted market prices. The fair value of long-term receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of customers and other third parties. The fair value of long-term debt is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities. The carrying value of these financial instruments at January 31, 2001 approximates their fair value.

Contract revenues

    The Company's revenues result from contract services performed for commercial customers and the U.S. Government or from subcontracts with other contractors engaged in work for the U.S. Government under a variety of contracts, some of which provide for reimbursement of cost plus fees and others which are fixed-price or time-and-materials type contracts. Generally, revenues and fees on these contracts are recognized as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. The Company also derives revenues from maintenance contracts. Revenues from maintenance contracts are recognized over the term of the respective contracts as maintenance services are provided. Amounts billed but not yet recognized as revenue under certain types of contracts are deferred in the accompanying consolidated balance sheet. Revenues from the sale of manufactured products are recorded when the products are shipped.

    The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. Government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 2000. Contract revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Cash and cash equivalents

    Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents at January 31, 2001 and 2000 include $594,291,000 and $583,917,000, respectively, invested in commercial paper, institutional money market funds and time deposits.

Investments in marketable securities

    Marketable debt and equity securities are classified as either available-for-sale or held-to-maturity at the time of purchase. Available-for-sale securities are carried at fair market value and held-to-maturity debt securities are carried at amortized cost. Unrealized holding gains and losses on available-for-sale securities are carried net of related tax effects in accumulated other comprehensive income in stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific securities sold.

    At each balance sheet date, management assesses whether an impairment loss on its marketable securities has occurred due to declines in fair market value and other market conditions. If management determines that a decline in the fair market value has occurred and is deemed to be other-than-temporary in nature, an impairment loss will be recognized to reduce the marketable security to its estimated fair market value (Note S).

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

Inventories

    Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

Property, plant and equipment

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

Long-lived assets

    The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flows. When the carrying amount of the asset exceeds the estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset's carrying amount to its estimated fair value based on the present value of the estimated future cash flows.

Intangible assets

    Intangible assets include goodwill and other identifiable intangible assets. Goodwill represents the excess of the purchase cost over the fair value of net identifiable assets acquired in an acquisition. Intangible assets are amortized on a straight-line basis over three to fifteen years. Amortization of intangible assets amounted to $44,808,000, $41,077,000 and $27,269,000 in 2001, 2000 and 1999, respectively. Accumulated amortization of intangible assets was $126,578,000 and $89,297,000 at January 31, 2001 and 2000, respectively.

    In 2001, 2000 and 1999, the Company recognized impairment losses of $7,743,000, $50,518,000 and $13,378,000, respectively, which were included in selling, general and administrative expenses.

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

Stock-based compensation

    The Company accounts for employee stock-based compensation using the intrinsic value method. Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share, as if the fair value-based method had been applied in measuring compensation expense, are presented in Note M. The Company accounts for stock options granted to non-employees using the fair value method.

Common stock and earnings per share

    Class A and Class B Common Stock are collectively referred to as common stock in the Notes to Consolidated Financial Statements unless otherwise indicated. A general public market for the Company's common stock does not exist. Quarterly determinations of the price of the common stock are made by the Board of Directors pursuant to a valuation process that includes an independent appraisal process and a stock price formula. Valuation input from an independent appraisal firm is one of the factors considered by the Board of Directors in establishing the stock price. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A Common Stock within a broad range of financial criteria. The Board of Directors reserves the right to alter the formula and valuation process.

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

    In 2000, the Company's Board of Directors and stockholders approved a recapitalization proposal which included an increase to the number of authorized shares of Class A Common Stock from 100,000,000 shares to 1,000,000,000 shares and a 4-for-1 stock split of the Company's Class A Common Stock, which became effective August 31, 1999 for stockholders of record at that date. Stockholders' equity has been retroactively restated to reflect the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from additional paid-in-capital to common stock. All share and per share data in the accompanying consolidated financial statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect the stock split for all periods presented.

Derivative financial instruments

    The Company initiates hedging activities by entering into currency exchange agreements consisting principally of currency forward contracts to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. These instruments, consistent with the underlying purchase or sale commitments, typically mature within seven years of origination. In the event of an early termination of a currency agreement designated as a hedge, the gain or loss will continue to be deferred and will be included in the settlement of the underlying transaction. At January 31, 2001, the Company had approximately $32,026,000 of foreign currency forward exchange contracts in British pounds, Canadian dollars, French francs, Euros and Belgian francs outstanding with net deferred gains of $2,096,000.

    Subsequent to the year ended January 31, 2001, the Company hedged certain of its investments in marketable equity securities which will be accounted for pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

Concentration of credit risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, short-term and long-term investments, foreign currency forward exchange contracts and long-term receivables.

    The Company invests its available cash principally in U.S. Government and agency securities, corporate obligations, asset-backed and mortgage-backed securities, municipal debt, equity securities and commercial paper and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

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

Foreign currency

    Financial statements of international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income in stockholders' equity. The functional currency of the Company's foreign subsidiary that operates in a highly inflationary economy (INTESA) is assumed to be the U.S. dollar. The monetary assets and liabilities of this foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses of this foreign subsidiary are recognized in the consolidated results of operations.

Comprehensive income (loss)

    Comprehensive income (loss) includes net income and other comprehensive income or loss. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income (loss) is composed of unrealized gains or losses on the Company's available-for-sale marketable securities and foreign currency translation adjustments summarized as follows:

	Year ended January 31
	2001	2000	1999
	(in thousands)
Foreign currency translation adjustments	$(4,000)	$(1,043)	$(642)
Deferred taxes	1,620	404	183

Net foreign currency translation adjustments	(2,380)	(639)	(459)

Unrealized (loss) gain on marketable securities	(1,371,343)	124,380	11,853
Deferred taxes	498,369	(50,405)	(4,157)
Reclassification of net realized losses (gains)	1,365,378	(1,947)
Deferred taxes	(490,246)	500

Net unrealized gain on marketable securities	2,158	72,528	7,696

	$(222)	$71,889	$7,237

Recently issued accounting pronouncements

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 133 ("Statement"), as amended, establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. Effective February 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138. The effect of adoption based on the derivatives in place will result in a gain from cumulative effect of adoption of approximately $711,000 and an increase in other comprehensive income of $443,000.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the SEC staff's views on applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company adopted this bulletin in the fourth quarter of 2001. Upon adoption, the Company reclassified net gains on sale of business units and subsidiary common stock from non-operating income to a component of operating income.

Gains on issuance of stock by subsidiary

    Gains on issuances of unissued shares of stock by a subsidiary are reflected as equity transactions and recorded directly to additional paid-in capital.

Reclassifications

    Certain amounts from previous years have been reclassified in the accompanying consolidated financial statements to conform to the 2001 presentation.

Note B — Acquisitions and Investments in Affiliates:

    The carrying value of the Company's equity and cost method investments was $142,211,000 and $74,349,000 at January 31, 2001 and 2000, respectively, which includes the unamortized excess of the Company's equity investments over its equity in the underlying net assets of $6,901,000 and $9,211,000, respectively.

    The Company completed acquisitions of certain business assets and companies in 2001, 2000 and 1999, which individually were not considered significant business combinations in the year acquired. In some cases, the Company acquired all the issued and outstanding common stock of certain companies while in other cases, the Company acquired certain specific assets and liabilities. All of these acquisitions have been accounted for under the purchase method of accounting and the operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The aggregate excess of the purchase price over fair value of the net tangible assets acquired has been allocated to other identifiable intangible assets and goodwill, which are amortized on a straight-line basis over periods of three to ten years.

    In 2001, the Company completed acquisitions for an aggregate purchase price of approximately $57,014,000 and allocated approximately $49,216,000 to other identifiable intangible assets and goodwill. Certain of the acquisitions completed have been recorded based on preliminary financial information. The Company does not anticipate a material change to the aggregate purchase price or assets acquired and liabilities assumed. As all 2001 acquisitions in the aggregate are not considered significant business combinations, pro forma financial information is not presented.

    In 2000, the Company completed acquisitions for an aggregate purchase price of approximately $302,411,000 and allocated approximately $158,494,000 to other identifiable intangible assets and goodwill. The following unaudited pro forma summary information presents the consolidated results of operations as if the acquisitions, in aggregate, had been completed at the beginning of the periods presented and are not necessarily indicative of the results of operations of the consolidated Company that might have occurred had the acquisitions been completed at the beginning of the periods specified, nor are they necessarily indicative of future operating results.

	Year ended January 31
	2000	1999
	(unaudited, in thousands, except per share amounts)
Revenues	$5,718,666	$5,032,557

Net income	$616,063	$139,883

Basic earnings per share	$2.59	$.63

Diluted earnings per share	$2.40	$.58

    In 1999, the Company completed acquisitions for an aggregate purchase price of approximately $7,179,000 and allocated approximately $7,407,000 to other identifiable intangible assets and goodwill. As all 1999 acquisitions in the aggregate are not considered significant business combinations, pro forma financial information is not presented.

Note C — Business Segment Information:

    The Company provides diversified professional and technical services involving the application of scientific expertise to solve complex technical problems for a broad range of government and commercial customers in the U.S. and abroad and is also a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. These services frequently involve computer and systems technology. The Company also designs and develops high-technology products. These products include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging instruments. Product revenues represented 1% of consolidated revenues in 2001, 2000 and 1999.

    The Company defines its reporting segments using the management approach, which is based on the way the chief operating decision maker ("CODM") manages the operations within the Company for allocation of resources, making decisions and assessing performance. While the Company operates in various vertical markets such as national security, telecommunications and information technology, the Company does not measure operating performance for these different markets, except in cases when a wholly-owned subsidiary or subsidiaries represent substantially all of the vertical market.

    Using this approach, the Company has three reportable segments: Regulated, Non-Regulated Telecommunications, and Non-Regulated Other. The Company's operating groups ("Groups"), on which performance is assessed, are aggregated into the Regulated, Non-Regulated Telecommunications or Non-Regulated Other segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the Company's services.

    Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. Groups in the Non-Regulated Telecommunications and the Non-Regulated Other segments provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and Non-Regulated Other segments are not subject to specific regulatory accounting or contracting guidelines. Groups in the Non-Regulated Telecommunications segment are primarily involved in the telecommunications business area. For 2001, 2000 and 1999, the Company's Telcordia subsidiary made up the Non-Regulated Telecommunications segment. The Non-Regulated Other segment includes business from all the vertical market areas except for National Security and Space.

    The accounting policies of the reportable segments are the same as those described in Note A except that the internal measure of operating income before income taxes ("segment operating income") excludes losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and includes equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. Asset information by segment is not a key measure of performance. However, the Company does use asset information to allocate an internal interest charge or credit ("Cost of Capital") to the Groups, which is included in segment operating income, based on an internal formula which utilizes certain identifiable asset data in calculating the Cost of Capital. The Company also monitors capital expenditures by Groups. Interest expense, as reported in the consolidated financial statements, is primarily recorded at the corporate level.

    Certain corporate expenses are reflected in segment operating income because such expenses are allocated to individual cost objectives by the Company, as required by Government Cost Accounting Standards. Certain corporate expenses are not allocated to the Groups for internal reporting purposes but are managed and evaluated at Corporate. Because of the nature of the Company's business, sales between segments are not material and are recorded at cost.

    The Company formed SAIC Venture Capital Corporation and Telcordia Venture Capital Corporation to manage its investments in publicly traded and private technology companies. The Company may also spin off technologies that are considered non-strategic but that may bring future value from an investment perspective. These activities are of an investment nature and are not reported to the CODM as part of the core operating segments of the Company and, therefore are shown as

"Investment activities" in the reconciliation of segment financial information to the accompanying consolidated financial statements, where appropriate.

    The following table summarizes segment information:

	Year ended January 31
	2001	2000	1999
	(in thousands)
Revenues:
Regulated	$3,625,414	$3,255,330	$2,742,918
Non-Regulated Telecommunications	1,603,758	1,396,217	1,250,713
Non-Regulated Other	656,442	840,327	737,851
Corporate	10,064	37,802	8,951

Total reportable segment revenues	$5,895,678	$5,529,676	$4,740,433

Segment operating income (loss):
Regulated	$263,945	$215,384	$151,200
Non-Regulated Telecommunications	192,974	187,287	152,655
Non-Regulated Other	(1,502)	22,733	63,307
Corporate	(51,891)	(76,976)	(53,173)

Total reportable segment operating income	$403,526	$348,428	$313,989

Capital expenditures:
Regulated	$30,081	$43,698	$19,779
Non-Regulated Telecommunications	75,945	60,914	48,870
Non-Regulated Other	33,637	14,397	17,258
Corporate	7,184	47,098	1,905

Total reportable segment capital expenditures	$146,847	$166,107	$87,812

    The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Year ended January 31
	2001	2000	1999
	(in thousands)
Depreciation and amortization:
Regulated	$39,879	$30,568	$23,223
Non-Regulated Telecommunications	86,986	81,726	87,217
Non-Regulated Other	53,753	68,181	35,848
Corporate	7,572	6,672	4,661

Total reportable segment depreciation and amortization	$188,190	$187,147	$150,949

    The following reconciles total reportable segment operating income to the Company's consolidated operating income:

	Year ended January 31
	2001	2000	1999
	(in thousands)
Total reportable segment operating income	$403,526	$348,428	$313,989
Investment activities	(1,981)	(52)
Loss on impaired intangible assets	(7,743)	(50,518)	(13,378)
Net gain on sale of business units	120,507	30,198	3,198
Gain on sale of subsidiary common stock		698,374
Equity in (income) loss of unconsolidated affiliates	(6,047)	6,123	4,185
Minority interest in income of consolidated subsidiaries	12,616	44,200	17,842

Total consolidated operating income	$520,878	$1,076,753	$325,836

    Consolidated capital expenditures of $147,244,000 includes $397,000 on investment activities for the year ended January 31, 2001. There were no capital expenditures on investment activities in 2000 and 1999.

    Consolidated depreciation and amortization of $188,235,000 includes $45,000 on investment activities for the year ended January 31, 2001. There was no depreciation and amortization on investment activities in 2000 and 1999.

    The following table summarizes geographic information:

	Year ended January 31
	2001	2000	1999
	(in thousands)
Revenues:
United States	$5,456,035	$5,102,359	$4,321,635
Venezuela	301,820	334,463	312,706
United Kingdom	124,843	64,113	69,193
Other international	12,980	28,741	36,899

Total consolidated revenues	$5,895,678	$5,529,676	$4,740,433

Long-lived assets:
United States	$3,079,524	$1,526,454	$1,153,191
Venezuela	98,933	103,416	124,821
United Kingdom	2,374	3,325	5,443
Other international	9,965	12,430	12,566

Total consolidated long-lived assets	$3,190,796	$1,645,625	$1,296,021

    During 2001, 2000 and 1999, approximately 54%, 52% and 50%, respectively, of the Company's consolidated revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Regulated segment revenues. No single contract or customer accounted for revenues greater than 10% of the Company's consolidated revenues in 2001, 2000 and 1999.

Note D — Composition of Certain Financial Statement Captions:

	January 31
	2001	2000
	(in thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$48,445	$78,545
Inventories	12,608	11,563
Other	31,886	53,055

	$92,939	$143,163

Property, plant and equipment at cost:
Computers and other equipment	$513,335	$446,265
Buildings and improvements	207,521	198,307
Leasehold improvements	144,119	145,844
Office furniture and fixtures	68,537	66,074
Land	66,168	63,068
Land held for future use	702	702

	1,000,382	920,260
Less accumulated depreciation and amortization	464,858	343,373

	$535,524	$576,887

Other assets:
Investment in affiliates	$142,211	$74,349
Related party receivable (Note I)	30,311	36,692
Other long-term receivables	30,154	30,658
Other	9,938	13,514

	$212,614	$155,213

Accounts payable and accrued liabilities:
Accounts payable	$284,106	$277,886
Other accrued liabilities	386,769	399,131
Deferred revenue	371,937	578,785
Collections in excess of revenues on uncompleted contracts	130,757	153,675

	$1,173,569	$1,409,477

Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees' compensation	$234,561	$203,952
Accrued vacation	136,847	123,135
Accrued contributions to employee benefit plans	27,617	29,927

	$399,025	$357,014

Other long-term liabilities:
Other postretirement benefits	$156,088	$148,258
Accrued pension liability	32,704	34,433
Accrued other employee benefits	14,868	12,826
Deferred revenue	3,006	108,522
Deferred compensation	31,755	28,214
Other	42,804	28,109

	$281,225	$360,362

Note E — Short-term and Long-term Investments in Marketable Securities:

    The aggregate cost basis, gross unrealized gains and losses and market value of short-term and long-term available-for-sale investments by major security type were as follows:

	Cost basis	Unrealized gains	Unrealized losses	Market value
	(in thousands)
At January 31, 2001:
U.S. government and agency securities	$137,803	$1,205	$(52)	$138,956
Corporate obligations	210,984	1,664	(419)	212,229
Equity securities	1,541,757	139,018	(19,354)	1,661,421
Municipal debt	73,153	584	(26)	73,711
Asset-backed and mortgage-backed securities	83,666	535	(25)	84,176
Other	207,858	20		207,878

	$2,255,221	$143,026	$(19,876)	$2,378,371

At January 31, 2000:
U.S. government and agency securities	$77,863		$(1,540)	$76,323
Corporate obligations	196,110	$625	(746)	195,989
Equity securities	36,928	133,405		170,333
Municipal debt	64,706		(886)	63,820
Asset-backed and mortgage-backed securities	84,757		(1,748)	83,009
Other	16,420			16,420

	$476,784	$134,030	$(4,920)	$605,894

    At January 31, 2001, $329,449,000 of debt securities have contractual maturities of one year or less, and $387,502,000 of debt securities have contractual maturities of two to five years. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity date and as a result of features of the securities that enable either the Company, the issuer, or both to redeem these securities in part or in full at an earlier date.

    Gross realized gains and losses of debt and equity securities were $21,436,000 and $1,441,024,000, respectively, for the year ended January 31, 2001 and $4,308,000 and $2,362,000, respectively, for the year ended January 31, 2000. There were no realized gains or losses from available-for-sale securities in 1999. Gross realized losses in 2001 include impairment losses due to the other-than-temporary declines in the fair market value of marketable securities (Note S).

Note F — Receivables, Net:

    Receivables consist of the following:

	January 31
	2001	2000
	(in thousands)
Receivables less allowance for doubtful accounts of $20,298 and $64,523 at January 31, 2001 and 2000, respectively:
Billed	$1,044,332	$958,853
Unbilled, less progress payments of $3,707 and $5,272 at January 31, 2001 and 2000, respectively	289,312	358,411
Contract retentions	22,069	22,499

	$1,355,713	$1,339,763

    Unbilled receivables at January 31, 2001 and 2000 include $27,947,000 and $26,655,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The balance of unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company's control. Based on the Company's historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note G — Notes Payable:

    The Company has a five-year reducing revolving credit facility ("Credit Facility") with a group of financial institutions which allow borrowings until August 2002 and which was reduced to $612,500,000 in 2001 according to the original terms. Borrowings under the Credit Facility are unsecured and bear interest, at the Company's option, at various rates based on the base rate, bid rate or on margins over the CD rate or LIBOR. The Company pays a facility fee on the total commitment amount. Certain financial covenants required by the Credit Facility, such as requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as limitation on indebtedness, have been maintained as of January 31, 2001.

    There was no balance outstanding under the Credit Facility at January 31, 2001 and 2000. As of January 31, 2001, the entire $612,500,000 was available under the most restrictive debt covenants of the Credit Facility and during 2001 and 2000, the Company did not borrow under the Credit Facility.

Note H — Employee Benefit Plans:

    The Company has one principal Profit Sharing Retirement Plan ("PSRP") in which eligible employees participate. Participants' interests vest 25% per year in the third through sixth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Contributions charged to income under the PSRP were $41,638,000, $36,617,000 and $23,122,000 for 2001, 2000 and 1999, respectively.

    The Company has an Employee Stock Retirement Plan ("ESRP"), formerly known as the Employee Stock Ownership Plan, in which eligible employees participate. Cash or stock contributions to the ESRP are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes compensation expense as the fair value of the Company's common stock or the amount of cash contributed in the year of contribution. The vesting requirements for the ESRP are the same as the PSRP. Shares of Company common stock distributed from the ESRP bear a limited put option that, if exercised, would require the Company to repurchase the shares at their then current fair value. At January 31, 2001, the ESRP held 85,507,698 shares of Class A Common Stock and 24,926 shares of Class B Common Stock with a combined fair value of $2,651,571,701. Contributions charged to income under the Plan were $12,878,000, $16,258,000 and $25,820,000 for 2001, 2000 and 1999, respectively.

    The Company has one principal Cash or Deferred Arrangement ("CODA") which allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions to the CODA charged to income were $21,057,000, $19,400,000 and $15,829,000 for 2001, 2000 and 1999, respectively.

    The Company also sponsors two contributory savings plans which allow eligible Telcordia employees to defer a portion of their pre-tax income through contributions and contribute a portion of their income on an after-tax basis. Such deferrals are fully vested, are not taxable to the participant until distributed upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions charged to income were $20,669,000, $18,555,000 and $17,200,000 for 2001, 2000 and 1999, respectively.

    The Company has two principal bonus compensation plans, the Bonus Compensation Plan and the Annual Incentive Plan ("AIP"), which provide for bonuses to reward outstanding performance. The AIP was assumed in connection with the acquisition of Telcordia in 1998. Bonuses are paid in the form of cash, fully vested shares of Class A Common Stock or vesting shares of Class A Common Stock. Awards of vesting shares of Class A Common Stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The amounts charged to income under these plans were $111,971,000, $140,618,000 and $120,373,000 for 2001, 2000 and 1999, respectively.

    The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the "Stock Compensation Plans." The Stock Compensation Plans provide for awards of share units to eligible employees, which share units generally correspond to shares of Class A Common Stock held in trust for the benefit of participants. Participants' interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The fair market value of shares awarded under these plans are recorded as unearned compensation which is included in stockholders' equity. The unearned amounts are amortized to expense over the vesting period. The amounts charged to income under these plans were $4,995,000, $3,602,000 and $2,606,000 for 2001, 2000 and 1999, respectively.

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

    The Company has two deferred compensation plans. The Keystaff Deferral Plan is maintained for the benefit of key executives and directors, pursuant to which eligible participants may elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under this plan but does credit participant accounts for deferred compensation amounts and interest earned on such deferred compensation. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (7.6% in 2001). Deferred balances will generally be paid upon the later of the attainment of age 65, ten years of plan participation or retirement, unless participants obtain approval for an early pay-out. The Key Executive Stock Deferral Plan is maintained for the benefit of directors and certain key executives. Eligible participants may elect to defer a portion of their compensation into a trust established by the Company which invests in shares of Class A Common Stock. The Company makes no contributions to the accounts of participants. Deferred balances will generally be paid upon retirement or termination.

Note I — Pension and Other Postretirement Benefit Plans:

    In connection with the acquisition of Telcordia in 1998, the Company assumed assets and liabilities related to five noncontributory defined benefit pension plans covering eligible management and support staff employees of Telcordia and assumed assets and liabilities for postretirement health and life insurance benefits for retired U.S. employees and their dependents. All the qualified and non-qualified pension plans are disclosed in the aggregate.

	Pension benefits		Postretirement benefits other than pensions
	Year ended January 31
	2001	2000	2001	2000
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$1,048,065	$1,117,359	$180,631	$183,554
Service cost	27,542	29,160	5,250	5,288
Interest cost	84,525	78,547	15,376	13,764
Plan participants' contributions			2,055	1,747
Actuarial loss (gain)	95,629	(120,307)	43,518	(12,949)
Net portability transfers paid during the year	(11,411)	(6,380)
Gross benefits paid	(55,701)	(50,314)	(11,739)	(10,773)

Net benefit obligation at end of year	$1,188,649	$1,048,065	$235,091	$180,631

Change in plan assets:
Fair value of plan assets at beginning of year	$1,896,558	$1,707,006	$58,014	$58,733
Actual return on plan assets	2,862	245,615	(1,555)	6,746
Company contributions	612	760	9,790	2,381
Plan participants' contributions			2,055	1,747
Net portability transfers paid during the year	(11,411)	(6,380)
Gross benefits paid	(55,701)	(50,314)	(11,739)	(10,773)

Fair value of plan assets at end of year	$1,832,920	$1,896,687	$56,565	$58,834

Funded status at end of year	$644,271	$848,622	$(178,526)	$(121,797)
Unrecognized net actuarial (gain) loss	(119,011)	(368,666)	25,592	(24,497)

Prepaid benefit (accrued) cost	$525,260	$479,956	$(152,934)	$(146,294)

Weighted-average assumptions:
Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

    For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% for 2004 and remain at that level thereafter.

	Pension benefits			Postretirement benefits other than pensions
	Year ended January 31
	2001	2000	1999	2001	2000	1999
	(in thousands)
Components of net periodic benefit cost:
Service cost	$27,542	$29,160	$25,078	$5,250	$5,288	$4,409
Interest cost	84,525	78,547	72,672	15,376	13,764	11,939
Expected return on assets	(155,695)	(141,849)	(128,766)	(4,796)	(4,470)	(4,388)
Amortization of actuarial (gain) loss	(1,210)	220	74	(221)	(14)

Net periodic benefit (income) cost	$(44,838)	$(33,922)	$(30,942)	$15,609	$14,568	$11,960

    The projected benefit obligation and accumulated benefit obligation of these plans, which had accumulated benefit obligations in excess of plan assets, were $18,507,000 and $12,116,000, respectively, as of December 31, 2000, the plans' year end, and $14,315,000 and $9,321,000, respectively, as of December 31, 1999.

    The Company sponsors five noncontributory defined benefit pension plans. Two of these plans are funded qualified plans, the Management Pension Plan and the Support Staff Pension Plan. Benefits are based on a stated percentage of final average pay formula for the management plans and a flat-dollar amount per years of service for the Support Staff Pension Plan. All of the assets of the qualified plans, which are primarily equity (international and domestic) and fixed income securities are held in a master trust administered by the Company. The Company's policy is to fund the "Qualified" plans based on legal requirements, tax considerations and investment opportunities. The Company utilizes a hybrid method for amortizing investment gains and losses. This method fully recognizes gains and losses for fixed income securities and amortizes gains and losses on all other asset classes over three years.

    The remaining three plans are unfunded, non-qualified plans that provide benefits to certain members of management. One of these plans provides benefits that replace benefits not available in the qualified plans due to design or legal limitations. The other two plans offer additional pension benefits to certain employees based on job level. The non-qualified plans are unfunded and therefore have no assets.

    The Company offers certain post retirement medical and life insurance benefits to retired employees of certain subsidiaries. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	One-percentage point increase	One-percentage point decrease
	(in thousands)
Effect on total service and interest cost components	$2,501	$(2,189)
Effect on postretirement benefit obligation	$26,012	$(21,177)

    The Company's joint venture, INTESA, maintains a defined benefit pension plan for employees who transferred from the other joint venture partner, PDVSA. Under Venezuelan law, INTESA assumed the existing employee benefit plans, which included a defined benefit pension plan and a postretirement benefit plan for health and life insurance. Under the terms of the joint venture agreement, PDVSA agreed to fund the projected benefit obligation of the pension plan and accumulated postretirement benefit obligation of the postretirement benefit plans over ten years. The obligation of PDVSA to fund these benefits has been reflected as a related party receivable and is included in other assets in the Company's consolidated balance sheets.

    Benefits are based upon years of service and compensation during the twelve months of accredited service earned immediately before retirement. The majority of the assets of the pension plan, which are receivables and cash, are not currently held in a trust. PDVSA has agreed, per the terms of an amended agreement, to fund this obligation by January 31, 2007 either through direct payments to INTESA or direct contributions to a trust. At January 31, 2001, the net benefit obligation, fair value of plan assets and accrued benefit cost were $54,967,000, $26,350,000 and $28,154,000, respectively. At January 31, 2000, the net benefit obligation, fair value of plan assets and accrued benefit cost were $48,096,000, $10,136,000 and $39,395,000, respectively. Total pension costs in 2001, 2000 and 1999 were $6,895,000, $9,010,000 and $16,421,000, respectively.

    In addition to the pension benefits described above, certain postretirement benefits were also transferred to INTESA for health and life insurance benefits for the PDVSA employees who transferred to INTESA. Eligibility for the plans and participant cost sharing is dependent upon the participant's age at retirement, years of service and retirement date. The accrued postretirement benefits liability was $3,699,000 and $2,244,000 as of January 31, 2001 and 2000, respectively. Net postretirement benefits expense was $1,641,000 and $444,000 for the year ended January 31, 2001 and 2000, respectively.

Note J — Income Taxes:

    The provision for income taxes includes the following:

	Year ended January 31
	2001	2000	1999
	(in thousands)
Current:
Federal	$730,160	$411,349	$135,996
State	157,156	91,148	33,379
Foreign	7,734	11,439	13,313
Deferred:
Federal	318,061	(55,921)	(36,303)
State	5,541	(16,269)	(7,930)
Foreign	985	(210)	(1,148)

	$1,219,637	$441,536	$137,307

    Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

	Year ended January 31
	2001	2000
	(in thousands)
Deferred revenue	$33,667	$190,446
Accrued vacation pay	40,112	35,563
Deferred compensation	24,288	17,695
Vesting stock bonuses	27,085	32,574
Accrued liabilities	32,788	33,415
Depreciation and amortization	10,926	5,082
Net operating loss and credit carryforwards	15,311	5,543
State taxes	17,106	4,424
Other	16,684	9,936

Total deferred tax assets	217,967	334,678

Employee benefit contributions	(168,169)	(151,044)
Unrealized net gain on marketable securities	(93,953)	(52,577)
Investment in subsidiaries and affiliates	(395,015)	(31,316)
Other	(5,622)	(166)

Total deferred tax liabilities	(662,759)	(235,103)

Net deferred tax (liabilities) assets	$(444,792)	$99,575

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income before income taxes follows:

	Year ended January 31
	2001	2000	1999
	(in thousands)
Amount computed at statutory rate	$1,147,508	$371,485	$100,798
State income taxes, net of federal tax benefit	86,615	48,671	16,542
Research and experimentation tax credits	(13,210)	(5,200)
Other	(1,276)	26,580	19,967

	$1,219,637	$441,536	$137,307

Effective income tax rate	37.2%	41.6%	47.7%

    Income taxes paid in 2001, 2000 and 1999 amounted to $710,454,000, $481,045,000 and $180,866,000, respectively.

Note K — Long-Term Debt:

    Long-term debt consists of the following:

	Year ended January 31
	2001	2000
	(in thousands)
6.75% Notes payable	$92,048	$91,237
Capital lease obligations	36,309	60,424
Mortgage payable collateralized by real property	6,500	6,630
Other notes payable	15,786	17,091

	150,643	175,382
Less current portion	31,897	54,093

	$118,746	$121,289

    In January 1998, the Company issued $100,000,000 of 6.75% notes with a nominal discount ("6.75% Notes") which are due February 1, 2008 with interest payable semi-annually beginning August 1, 1998. The 6.75% notes have an effective interest rate of 8.3%, due principally to the discount on issuance of the notes and underwriting fees associated with the offering. The Company is subject to certain restrictions such as limitations on liens, on sale and leaseback transactions and on consolidation, merger and sale of assets. As of January 31, 2001, the Company was in compliance with the restrictions.

    The Company assumed a $6,919,000 mortgage note in connection with the purchase of land and a building in 1997. Terms of the note include quarterly payments of principal and interest until December 2016. Interest is adjusted annually and was 6.9% in 2001. Additionally, the Company has various other notes payable with interest rates from 6.0% to 7.3% that are due over the next ten years.

    Maturities of long-term debt, excluding capital lease obligations (Note N), are as follows:

Year ending January 31	(in thousands)
2002	$13,670
2003	1,788
2004	321
2005	345
2006	371
2007 and after	97,839

$114,334

Note L — Earnings Per Share:

    A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year ended January 31
	2001			2000			1999
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Net income	$2,058,956			$619,849			$150,688
Effect of:
Subsidiary preferred stock dividends							(1,777)

Net income available to common stockholders, as adjusted	2,058,956			619,849			148,911
Basic EPS		235,037	$8.76		237,586	$2.61		222,483	$.67

Effect of:
Majority-owned subsidiary's dilutive securities				(313)			(428)

Net income available to common stockholders, as adjusted	$2,058,956			$619,536			$148,483

Effect of dilutive securities:
Stock options		18,427			18,350			18,220
Other stock awards		490			332			513

Diluted EPS		253,954	$8.11		256,268	$2.42		241,216	$.62

    Options to purchase 1,391,000 shares of common stock at $30.87 per share were outstanding during the fourth quarter of 2001 but were not included in the computation of diluted EPS at January 31, 2001 because the effect of such options would be antidilutive. Such options expire at various dates through January 2006.

Note M — Common Stock and Options:

    The Company has options outstanding under various stock option plans. Options are granted with exercise prices not less than the fair market value at the date of grant and for terms not greater than ten years. Options granted under these plans generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively.

    If the Company had elected to recognize compensation expense in 2001, 2000, and 1999 based upon the fair value at the grant dates for stock option awards and for shares issued under the ESPP consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net income in 2001, 2000 and 1999 would have been reduced by $33,100,000, $22,009,000 and $14,958,000, respectively. Basic earnings per share would have been reduced by $.14, $.09 and $.07 per share in 2001, 2000 and 1999, respectively, and diluted earnings per share would have been reduced by $.04 per share in 2001 and $.06 per share in 2000 and 1999. These amounts were determined using weighted-average per share fair values of options granted in 2001, 2000 and 1999 of $7.41, $4.24 and $2.78, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999: no dividend yield, no volatility, risk-free interest rates ranging from 4.6% to 6.8% and expected lives of five years.

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

    A summary of changes in outstanding options under the plans during the three years ended January 31, 2001, is as follows:

	Shares of Class A Common Stock under options	Weighted average exercise price	Shares of Class A Common Stock exercisable under options
	(in thousands)		(in thousands)
January 31, 1998	56,910	$5.20	17,518
Options granted	13,060	$11.83
Options canceled	(2,175)	$7.47
Options exercised	(10,622)	$3.62

January 31, 1999	57,173	$6.92	19,088
Options granted	14,853	$18.04
Options canceled	(2,653)	$11.79
Options exercised	(13,313)	$4.50

January 31, 2000	56,060	$10.21	18,531
Options granted	12,769	$27.20
Options canceled	(3,112)	$16.97
Options exercised	(13,290)	$5.88

January 31, 2001	52,427	$15.05	17,812

    As of January 31, 2001, 73,585,000 shares of Class A Common Stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. The Company has made available for issuance, purchase or options approximately 355,000 shares of Class A Common Stock to employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events. The selling price of shares and the exercise price of options are fair market value at the date such shares are purchased or options are granted.

    A summary of options outstanding as of January 31, 2001 is as follows:

Range of exercise prices			Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price
			(Options outstanding and exercisable, in thousands, except per share amounts)
$4.83	to	$5.71	5,793	$5.14	.1	5,793	$5.14
$6.49	to	$9.78	12,378	$7.45	1.1	6,445	$7.48
$9.78	to	$14.72	9,884	$11.79	2.3	3,317	$11.90
$17.46	to	$19.99	12,352	$18.04	3.2	2,223	$18.07
$25.92	to	$30.87	12,020	$27.25	4.2	34	$27.40

			52,427			17,812

Note N — Leases:

    The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expenses for facilities and equipment totaled $141,318,000, $143,196,000 and $113,320,000 in 2001, 2000 and 1999, respectively.

    The Company has a seven year operating lease for a general purpose office building, with an option to purchase the building at the end of the initial seven year term. If the purchase option is not exercised, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the building to an unrelated buyer are below specified amounts. The maximum supplemental rental payment that could be required is $28,809,000. In 1999, the Company entered into an operating lease for land and general purpose office facilities with an initial term of five and one-half years and an option for the Company to purchase the property. If the purchase option is not exercised, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the property to an unrelated buyer are below specified amounts. The maximum supplemental rental payment that could be required is $43,040,000.

    Assets acquired under capital leases and included in property, plant and equipment consist of the following:

	January 31
	2001	2000
	(in thousands)
Computers and other equipment	$108,277	$129,077
Office furniture and fixtures	175	3,686
Buildings and improvements		1,943

	108,452	134,706
Less accumulated amortization	72,115	69,969

	$36,337	$64,737

    Minimum rental commitments, primarily for facilities, under all non-cancelable operating leases and capital leases in effect at January 31, 2001 are payable as follows (in thousands):

Year ending January 31	Capital	Operating
2002	$20,882	$106,373
2003	15,716	80,769
2004	3,294	52,162
2005	5	27,920
2006	1	12,077
2007 and after		16,043

Total minimum lease payments	39,898	$295,344

Less amount representing interest	3,589

Present value of net minimum capital lease payments	36,309
Less current portion	18,227

Long-term obligations under capital leases at January 31, 2001	$18,082

    The Company's joint venture, INTESA, had capital lease obligations included in the above table, totaling $36,032,000, of which $18,064,000 was classified as current portion of long-term debt as of January 31, 2001. These capital lease obligations of the joint venture are non-recourse debt to the Company.

    As of January 31, 2001, future minimum rental payments due from tenants under sub-leases of facilities and related premises were $49,085,000. Amounts receivable for the years ending January 31, 2002, 2003, 2004, 2005, 2006 and 2007 and after are $12,054,000, $10,784,000, $7,523,000, $5,460,000, $3,891,000 and $9,373,000, respectively.

Note O — Commitments and Contingencies:

    Other commitments at January 31, 2001 include outstanding letters of credit aggregating $40,909,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $129,529,000, principally related to performance and payment type bonds.

    Telcordia filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208,000,000. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. Telkom South Africa has not yet submitted its response to Telcordia's Demand for Arbitration. The total amount of the receivables under the contract, net of deferred revenue, is not significant as of January 31, 2001. Management intends to vigorously pursue its claims in arbitration, the outcome of which is not presently determinable due to the early stage of the arbitration proceeding.

    The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

Note P — Supplementary Income Statement and Cash Flow Information:

    Charges to costs and expenses for depreciation and amortization of property, plant and equipment and assets acquired under capital leases were $143,427,000, $146,097,000 and $122,507,000 for 2001, 2000 and 1999, respectively.

    Included in selling, general and administrative expenses are independent research and development costs of $139,456,000, $114,074,000 and $119,805,000 in 2001, 2000 and 1999, respectively.

    Total interest paid in 2001, 2000 and 1999 amounted to $15,677,000, $24,677,000 and $28,815,000, respectively.

    The components of other income (expense), net, in the accompanying consolidated statements of income are as follows:

	Year ended January 31
	2001	2000	1999
	(in thousands)
Equity in income (loss) of unconsolidated affiliates, net	$6,047	$(6,123)	$(4,185)
Other income (expense), net	18,717	5,064	(3,898)

	$24,764	$(1,059)	$(8,083)

Note Q — Gain on Sale of Business Units, Net:

    In 2001, the Company sold several operating assets and business units that individually or in the aggregate were not considered significant divestitures. In connection with these transactions, the Company received cash and/or equity and debt securities of public companies and recognized a net gain before income taxes of $120,507,000.

    In 2000, the Company sold its TransCore business unit and other operating assets that were not considered significant divestitures and recognized a net gain before income taxes of $30,198,000. In 1999, the Company sold certain business assets that were not considered significant divestitures and recognized a net gain before income taxes of $3,198,000.

Note R — Gain on Sale of Subsidiary Common Stock:

    In 2000, the Company's former partially-owned subsidiary NSI completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000 shares at $170 per share and received proceeds, net of underwriter's commissions, of $729,000,000 and recognized a gain on the sale of $698,374,000. On March 23, 1999, NSI completed a 2-for-1 stock split of its Class A Common Stock and Class B Common Stock. After the stock split, the Company held 14,850,000 shares of NSI Class B Common Stock, which were entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. On June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock into an equal number of shares of NSI's Class A Common Stock, which were entitled to one vote per share, thereby reducing the Company's voting power to 44.7%. As shares of NSI Class A Common

Stock were issued pursuant to NSI employee stock compensation plans, the Company's ownership interest in NSI was diluted. As of January 31, 2000, NSI was consolidated in the accompanying consolidated financial statements. As a result of a series of transactions reducing the Company's ownership in NSI toward the end of 2000, including the recomposition of the NSI Board of Directors, effective at the beginning of 2001 the Company no longer consolidated NSI (Note S).

Note S — Gain (Loss) on Marketable Securities and Other Investments, Including Impairment Losses:

    Gain (loss) on marketable securities and other investments, including impairment losses consists of the following:

	Year ended January 31
	2001	2000
	(in thousands)
Sale of NSI common stock	$1,462,303
NSI and VeriSign transaction	2,390,899
Amdocs and Solect transaction	191,458
Sale of equity interest	32,347
Other	20,446	$2,498
Impairment losses	(1,441,020)

	$2,656,433	$2,498

    In 2001, NSI completed a secondary offering of 8,889,500 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1,589,575,000 and recognized a gain before income taxes of $1,462,303,000. In addition, the Company recognized a gain as a result of the shares sold by NSI by recording $132,377,000 directly to additional paid-in capital, which is reflected in "Issuance of subsidiary stock" on the consolidated statement of stockholders' equity and comprehensive income. Upon completion of this secondary offering and giving effect to NSI's 2-for-1 stock split, the Company held 16,300,000 shares of NSI Class A Common Stock which represented a 22.6% interest in NSI. With the recomposition of the NSI Board of Directors and the ownership interest in NSI, the Company, in the first quarter ended April 30, 2000, no longer consolidated NSI's financial statements and instead began recognizing its proportionate share of NSI's net income under the equity method of accounting until June 8, 2000, when NSI merged and became a wholly-owned subsidiary of VeriSign, a publicly traded company and leading provider of Internet trust services. As a result of this transaction, the Company recognized a gain before income taxes of $2,390,899,000.

    Solect Technology Group Inc. ("Solect"), an entity in which the Company held an investment, was acquired by Amdocs Limited ("Amdocs"), a publicly traded company. In connection with this transaction, the Company exchanged its equity interest in Solect for an approximate 2% equity interest in Amdocs and recognized a gain before income taxes of $191,458,000. The Company also recognized gains before income taxes of $52,793,000 on the sale of an equity interest in a French business in exchange for equity securities of a French public company and on sales of marketable securities held in certain of its investments classified as available-for-sale.

    The Company recognized impairment losses of $1,441,020,000 in the fourth quarter of 2001 on its investments in VeriSign and certain other marketable equity securities due to declines in fair market value which were deemed to be other-than-temporary.

    The stock price of our investment in VeriSign decreased substantially from January 31, 2001. From January 31, 2001 through April 12, 2001, this investment had accumulated unrealized losses of $273,658,000, net of taxes.

Note T — Selected Quarterly Financial Data (Unaudited):

    Selected unaudited financial data for each quarter of the last two years is as follows:

	First Quarter(1)		Second Quarter(1)		Third Quarter(1)	Fourth Quarter(1)
	(in thousands, except per share amounts)
2001(2)
Revenues	$1,240,274		$1,473,758		$1,545,065	$1,636,581
Operating income	62,594		114,724		122,797	220,763
Net income (loss)	1,074,548	(3)	1,575,427	(4)	144,719	(735,738	)(5)
Basic earnings (loss) per share(6)	4.47		6.68		.62	(3.21)
Diluted earnings (loss) per share(6)	4.13		6.17		.58	(3.21)
2000
Revenue	$1,184,006		$1,361,284		$1,421,756	$1,562,630
Operating income	779,657	(3)	99,814		124,253	73,029
Net income	448,421		62,705		67,487	41,236
Basic earnings per share(6)	1.92		.26		.28	.17
Diluted earnings per share(6)	1.77		.24		.26	.16

(1)
Effective for the fourth quarter of 2001, the Company adopted SAB No. 101, "Revenue Recognition in Financial Statements" and reclassified gains on sale of business units and subsidiary common stock from non-operating income to a component of operating income for the prior quarters.

(2)
Excludes NSI financial information since NSI is no longer part of the consolidated financial statements.

(3)
Includes a pre-tax gain of $1,462,303,000 and $698,374,000 from the sale of the Company's shares of NSI common stock in NSI's secondary offerings in 2001 and 2000, respectively.

(4)
Includes pre-tax gains of $2,421,166,000 from the sale of business units and the merger of NSI and VeriSign.

(5)
Includes impairment losses of $1,441,020,000 on the Company's investments in VeriSign and other marketable equity securities.

(6)
Earnings (loss) per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended January 31, 2001, 2000 and 1999

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of year
	(in thousands)
Year ended January 31, 1999
Allowance for uncollectible accounts	$36,184	$7,755	$68,480	(1)	$(71,590)	$40,829
Year ended January 31, 2000
Allowance for uncollectible accounts	$40,829	$13,167	$310,519	(1)	$(299,992)	$64,523
Year ended January 31, 2001
Allowance for uncollectible accounts	$64,523	$14,465	$(48,720)		$(9,970)	$20,298

(1)
Charged primarily to allowance for deferred revenues.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
THE COMPANY
RESOURCES
MARKETING
COMPETITION
SIGNIFICANT CUSTOMERS
GOVERNMENT CONTRACTS
CONTRACT TYPE
PATENTS AND PROPRIETARY INFORMATION
BACKLOG
EMPLOYEES AND CONSULTANTS
RISK FACTORS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
THE LIMITED MARKET
PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK
HOLDERS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK
DIVIDEND POLICY
PART III
PART IV
SIGNATURES
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT ACCOUNTANTS
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the years ended January 31, 2001, 2000 and 1999