Form 10-Q
period 2001-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2001-06-13
CIK 353394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 31, 2001, the Registrant had 215,429,980 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 273,130 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share amounts)

	Three months ended
	April 30, 2001	April 30, 2000
Revenues	$1,435,500	$1,240,274
Costs and expenses:
Cost of revenues	1,152,814	993,193
Selling, general and administrative expenses	209,861	184,434
Loss on sale of business units	3,022	53

Operating income	69,803	62,594

Non-operating income (expense):
Net (loss) gain on marketable securities and other investments, including impairment losses	(71,044)	1,653,824
Interest income	18,261	31,914
Interest expense	(4,110)	(5,781)
Other income, net	2,466	7,427
Minority interest in income of consolidated subsidiaries	(3,300)	(2,746)

Income before income taxes	12,076	1,747,232
Provision for income taxes	3,949	672,684

Income before cumulative effect of accounting change	8,127	1,074,548
Cumulative effect of accounting change, net of tax (Note B)	711

Net income	$8,838	$1,074,548

Earnings per share:
Basic:
Before cumulative effect of accounting change	$.04	$4.47
Cumulative effect of accounting change, net of tax	—	—

	$.04	$4.47

Diluted:
Before cumulative effect of accounting change	$.03	$4.13
Cumulative effect of accounting change, net of tax	.01	—

	$.04	$4.13

Common equivalent shares:
Basic	224,387	240,341

Diluted	239,637	259,910

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	April 30, 2001	January 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$395,701	$644,492
Restricted cash	17,000	12,665
Short-term investments in marketable securities	712,826	701,750
Receivables, net	1,276,527	1,355,713
Prepaid expenses and other current assets	127,204	92,939
Deferred income taxes	93,482	93,775

Total current assets	2,622,740	2,901,334
Property, plant and equipment (less accumulated depreciation of $511,398 and $464,858 at April 30, 2001 and January 31, 2001, respectively)	531,073	535,524
Intangible assets (less accumulated amortization of $137,088 and $126,578 at April 30, 2001 and January 31, 2001, respectively)	225,155	225,924
Long-term investments in marketable securities	1,211,762	1,676,621
Prepaid pension assets	552,063	540,113
Other assets	241,035	212,614

	$5,383,828	$6,092,130

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$961,337	$1,173,569
Accrued payroll and employee benefits	351,981	399,025
Income taxes payable	110,451	180,304
Notes payable and current portion of long-term debt	32,174	31,897

Total current liabilities	1,455,943	1,784,795
Long-term debt, net of current portion	114,310	118,746
Deferred income taxes	426,738	538,567
Other long-term liabilities	288,165	281,225
Commitments and contingencies (Note L)
Minority interest in consolidated subsidiaries	30,769	24,640
Stockholders' equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding (219,577 shares and 220,195 shares at April 30, 2001 and January 31, 2001, respectively)	2,196	2,202
Class B, $.05 par value, 5,000 shares authorized; 280 shares issued and outstanding	14	14
Additional paid-in capital	1,541,715	1,393,600
Retained earnings	1,720,943	1,918,253
Other stockholders' equity	(54,738)	(41,694)
Accumulated other comprehensive income	(142,227)	71,782

Total stockholders' equity	3,067,903	3,344,157

	$5,383,828	$6,092,130

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended
	April 30, 2001	April 30, 2000
Cash flows from operating activities:
Net income	$8,838	$1,074,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,092	44,087
Non-cash compensation	38,255	69,219
Loss on sale of business units	3,022	53
Loss (gain) on marketable securities and other investments	6,760	(1,653,824)
Impairment losses on marketable securities	64,284
Other	3,692	(132)
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	83,267	105,469
Prepaid expenses and other current assets	(13,962)	28,797
Progress payments	(980)	729
Deferred income taxes	538	105,365
Other assets	(11,471)	(185,186)
Accounts payable and accrued liabilities	(216,856)	(207,536)
Accrued payroll and employee benefits	(47,139)	(30,997)
Income taxes payable	(1,972)	542,057
Other long-term liabilities	5,573	2,884

	(35,059)	(104,467)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(29,741)	(16,591)
Acquisitions of business units, net of cash acquired	(13,675)	(10,757)
Purchases of debt and equity securities available-for-sale	(12,664)	(32,761)
Proceeds from sale of debt and equity securities available-for-sale	60,329	25,000
Investments in affiliates	(23,804)	(9,017)
Other	(637)	314
Proceeds from sale of affiliate common stock		1,589,575

	(20,192)	1,545,763

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	1,888	91
Payments of notes payable and long-term debt	(226)	(2,121)
Principal payments on capital lease obligations	(6,318)	(22,884)
Dividends paid to minority interest stockholders		(10,561)
Sales of common stock	19,828	25,701
Repurchases of common stock	(207,985)	(326,053)

	(192,813)	(335,827)

Effect of exchange rate changes on cash	(727)	(1,008)

(Decrease) increase in cash and cash equivalents	(248,791)	1,104,461
Cash and cash equivalents at beginning of period	644,492	669,320

Cash and cash equivalents at end of period	$395,701	$1,773,781

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock exchanged upon exercise of stock options	$30,677	$17,820

Capital lease obligations for property and equipment		$2,964

Fair value of assets acquired in acquisitions	$18,734	$20,293
Cash paid in acquisitions	(13,675)	(10,757)
Issuance of common stock in acquisitions		(3,000)

Liabilities assumed in acquisitions	$5,059	$6,536

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A—Basis of Presentation:

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

    Certain amounts from the three months ended April 30, 2000 have been reclassified in the condensed consolidated financial statements to conform to the presentation for the three months ended April 30, 2001.

    In the opinion of management, the unaudited financial information as of April 30, 2001 and for the three months ended April 30, 2001 and 2000 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's 2001 Annual Report on Form 10-K.

  Gain on issuance of stock by subsidiary

    During the three months ended April 30, 2001, the Company issued stock in two entities to outside parties and recorded equity gains after taxes of $13,121,000 through an increase to additional paid-in capital.

Note B—Accounting Change:

    Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 ("Statement") establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings.

    The adoption of SFAS No. 133 on February 1, 2001, resulted in a cumulative effect of an accounting change, net of tax, which increased net income by $711,000 and increased OCI by $443,000.

Note C—Short-term and Long-term Investments in Marketable Securities:

    As of April 30, 2001 and January 31, 2001, the Company held $1,945,642,000 and $2,378,371,000 of short-term and long-term investments in marketable securities, respectively. As of April 30, 2001, the cost basis and fair market value of these marketable securities were $2,201,794,000 and $1,945,642,000, respectively. Gross unrealized gains and losses related to these investments were $41,572,000 and $297,724,000, respectively. Included in long-term investments in marketable securities is $21,054,000 of liability on derivative instruments.

Note D—Receivables:

    Receivables include $35,689,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at April 30, 2001.

Note E—Derivative Financial Instruments:

    The Company is exposed to certain market risks which are inherent in the financial instruments arising from transactions entered into in the normal course of business. They include sales contracts denominated in foreign currency and investments in equity securities. The Company has a risk management policy ("Policy") in place, which is used to assess and manage cash flow and fair value exposures. The Policy permits the use of derivative instruments and other natural hedges with certain restrictions and appropriate authorization. The Company presently uses derivative instruments to manage exposures to foreign currency and equity securities price risks and uses natural hedges to minimize exposure for net investments in foreign subsidiaries. The Company does not hold derivative instruments for trading or speculative purposes.

  Foreign Currency Risk

    Although the majority of the Company's transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company's objective in managing its exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company currently manages cash flow exposure of receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. As of April 30, 2001, currencies hedged were the British pound, French franc, Canadian dollar, Belgian franc and Euro. The Company has designated certain of its foreign currency forward exchange contracts as cash flow hedges of anticipated transactions primarily related to sales contracts and receivables. Other foreign currency forward exchange contracts manage similar exposures but do not qualify for hedge accounting due to changes in terms of the anticipated transactions. For the three months ended April 30, 2001, those contracts designated as cash flow hedges were fully effective and a gain of $159,000 was recognized as a component of other comprehensive income in stockholders' equity. Net loss on the remaining foreign currency forward exchange contracts was not material for the three months ended April 30, 2001. As of April 30, 2001, the fair value of the foreign currency forward exchange contracts of $508,000 and $983,000 has been reflected in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheet.

  Equity Securities Price Risk

    The Company's portfolio of publicly-traded equity securities is subject to market price risk and there may be instances where the Company will use derivative instruments to manage this risk of potential loss in fair value resulting from decreases in market prices. The Company has equity collars in place to mitigate the risk of significant price fluctuations of certain of its marketable equity securities. These derivative instruments have been designated as fair value hedges of the underlying marketable equity securities. During the three months ended April 30, 2001, net (loss) gain on marketable securities and other investments included net losses of $32,904,000 for the ineffective portion of changes in the fair value of these derivative instruments (Note K). The fair value liability of these equity collars of $21,054,000 is included in long-term investments in marketable securities at April 30, 2001 (Note C).

  Other Derivatives

    Through its venture capital subsidiaries, the Company invests in equity securities of private and publicly-held companies. Certain of these investments include warrants to purchase equity securities of these companies. Warrants that can be net settled are deemed derivative financial instruments and are not designated as hedging instruments. Changes in the value of these derivatives are reflected in income for each period. During the three months ended April 30, 2001, a gain of $3,188,000 related to the increase in fair value of these derivatives has been included in net (loss) gain on marketable securities and other investments (Note K). The Company currently does not have a risk management policy in place to mitigate fluctuations in the value of these warrants, but will continue to monitor the value of these instruments in order to mitigate risks. The fair value of these instruments was $5,120,000 at April 30, 2001 and is reflected in other assets in the accompanying condensed consolidated balance sheet.

Note F—Notes Payable:

    The Company has a five-year unsecured reducing revolving credit facility with a group of financial institutions which allows borrowings until August 2002. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at April 30, 2001 and the entire $593,750,000 was available. Financial covenants required by the credit facility have been maintained as of April 30, 2001.

Note G—Business Segment Information:

    The following summarizes interim business segment information:

	Three months ended April 30
	2001	2000
	(in thousands)
Revenues:
Regulated	$900,202	$790,235
Non-Regulated Telecommunications	377,753	345,464
Non-Regulated Other	166,595	111,587
Corporate	(9,050)	(7,012)

Total reportable segment revenues	$1,435,500	$1,240,274

Segment operating income (loss):
Regulated	$48,769	$48,196
Non-Regulated Telecommunications	29,915	31,585
Non-Regulated Other	12,364	(8,222)
Corporate	(19,153)	(10,731)

Total reportable segment operating income	$71,895	$60,828

    The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended April 30
	2001	2000
	(in thousands)
Depreciation and amortization:
Regulated	$7,584	$8,708
Non-Regulated Telecommunications	22,190	21,410
Non-Regulated Other	11,051	12,413
Corporate	2,248	1,556

Total reportable segment depreciation and amortization	$43,073	$44,087

    The following reconciles total reportable segment operating income to the Company's consolidated operating income:

	Three months ended April 30
	2001	2000
	(in thousands)
Total reportable segment operating income	$71,895	$60,828
Investment activities	(1,493)	3,629
Net loss on sale of business units	(3,022)	(53)
Equity in (income) of unconsolidated affiliates	(877)	(4,556)
Minority interest in income of consolidated subsidiaries	3,300	2,746

Total consolidated operating income	$69,803	$62,594

    Consolidated depreciation and amortization of $43,092,000 includes $19,000 on investment activities for the three months ended April 30, 2001. There was no depreciation and amortization on investment activities in the three months ended April 30, 2000.

Note H—Comprehensive (Loss) Income:

    Comprehensive (loss) income, which combines net income, unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, consists of the following:

	Three months ended April 30
	2001	2000
	(in thousands)
Net income	$8,838	$1,074,548
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(256,346)	425
Reclassification adjustment	42,310	(26,566)
SFAS No. 133 cumulative transition adjustment	443
Unrealized gain on derivative instruments	159
Foreign currency translation adjustments	(575)	(676)

	(214,009)	(26,817)

Total comprehensive (loss) income	$(205,171)	$1,047,731

Note I—Earnings Per Share (EPS):

    A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three months ended April 30
	2001	2000
BASIC EPS:
Net income	$8,838	$1,074,548

Weighted average shares	224,387	240,341

Basic EPS	$.04	$4.47

DILUTED EPS:
Net income	$8,838	$1,074,548

Weighted average shares	224,387	240,341
Effect of:
Stock options	14,860	19,399
Other stock awards	390	170

Weighted average shares, as adjusted	239,637	259,910

Diluted EPS	$.04	$4.13

Note J—Loss on Sale of Business Units:

    During the three months ended April 30, 2001, the Company sold a business unit that was not considered a significant divestiture and recognized a loss of $3,022,000.

Note K—Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses:

    Net (loss) gain on marketable securities and other investments, including impairment losses consists of the following:

	Three months ended April 30
	2001	2000
	(in thousands)
Amdocs and Solect transaction	$21,108	$191,521
Net loss on derivative instruments	(29,716)
Impairment losses	(64,284)
Other	1,848
Sale of NSI common stock		1,462,303

	$(71,044)	$1,653,824

    During the three months ended April 30, 2001, the Company recognized a gain before income taxes of $21,108,000 related to its former investment in Solect Technology Group ("Solect") which was acquired by Amdocs Limited ("Amdocs") in the same period of the prior year. During the three months ended April 30, 2000, the Company recognized a gain before income taxes of $191,521,000 on the exchange of its interest in Solect. Under the terms of the exchange agreement, a certain number of Amdocs shares were put into an escrow account which were to be released upon meeting certain contingent conditions. These conditions were met during the three months ended April 30, 2001 and the shares were released from escrow resulting in the additional gain.

    During the three months ended April 30, 2001, the Company recognized aggregate net losses of $29,716,000 from changes in fair value of all its derivative instruments as described in Note E.

    Since the fiscal year ended January 31, 2001, declines in the overall market conditions have continued. As a result of this and other factors, the Company recognized impairment losses of $64,284,000 on certain of its marketable equity securities due to declines in fair market value which were deemed to be other-than-temporary.

    During the three months ended April 30, 2000, the Company recognized a gain before income taxes of $1,462,303,000 from the sale of its shares in Network Solutions Inc. ("NSI") in a secondary offering which was completed in February 2000.

Note L—Commitments and Contingencies:

    As previously disclosed in the Company's 2001 Annual Report on Form 10-K, on March 6, 2001, the Company's Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130,000,000 from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208,000,000. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia's Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. Telcordia disputes Telkom South Africa's contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. Due to the early stage of the arbitration proceedings, the outcome of the arbitration is uncertain and not presently determinable. As of April 30, 2001, the total amount of receivables under the contract, net of deferred revenue, was not significant.

    The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

Note M—Subsequent Events:

    Subsequent to the three months ended April 30, 2001, the Company's Telcordia venture capital subsidiary converted its shares of preferred stock in Tellium, which was accounted for as a cost investment, into shares of common stock of Tellium concurrent with Tellium's initial public offering. On May 17, 2001, the first day of trading, the Company recognized an unrealized gain, net of taxes, of approximately $232,000,000 in other comprehensive income to reflect the fair market value of these marketable equity securities. The Company also sold shares of VeriSign for a pre-tax loss of approximately $46,131,000.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Our revenues for the three months ended April 30, 2001 increased 16% over the same period of the prior year. We experienced growth in all of our business segments.

    Regulated segment revenues as a percentage of consolidated revenues were 63% and 64% for the three months ended April 30, 2001 and 2000, respectively, and on an absolute basis, increased 14% over the same period of the prior year as a result of growth in our traditional business areas with departments and agencies of the U.S. Government. Our growth in revenues with the U.S. Government continues to be from service type contracts which are competitively priced utilizing lower cost structures. This trend reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services market, which typically involve these lower cost service type contracts.

    Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 26% and 28% for the three months ended April 30, 2001 and 2000, respectively, and on an absolute basis increased 9% over the same period of the prior year. Our Non-Regulated Telecommunications segment is not growing as fast as the Regulated or Non-Regulated Other segments and as a result, its revenues as a percentage of consolidated revenues decreased slightly for the three months ended April 30, 2001 over the same period of the prior year. The slower growth experienced in this segment is primarily attributable to difficult market conditions in the telecommunications industry. We believe that growth in this segment over the remainder of the year will be difficult due to continuing softness in this marketplace.

    Non-Regulated Other segment revenues as a percentage of consolidated revenues were 12% and 9% for the three months ended April 30, 2001 and 2000, respectively, and on an absolute basis increased 49% over the same period of the prior year. This increase in revenues was primarily attributable to growth in our information technology outsourcing business in the United States, United Kingdom and Venezuela, where our INTESA joint venture is located.

    Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At April 30, 2001, we had approximately 38,900 full-time employees compared to approximately 37,000 at April 30, 2000. Material and subcontract ("M&S") revenues were $278 million and $201 million for the three months ended April 30, 2001 and 2000, respectively. As a percentage of total revenues, M&S revenues were 19% and 16% for the three months ended April 30, 2001 and 2000, respectively. The contract types we enter into with our customers can impact our revenues and segment operating income. The percentage of our revenues attributable to the higher risk, firm fixed-price ("FFP") contracts decreased to 34% for the three months ended April 30, 2001 compared to 38% for the same period of the prior year. For the year ended January 31, 2001, revenues from FFP contracts were 36%. We assume greater performance risk on FFP contracts and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort ("FP-LOE") and time-and-materials ("T&M") type contracts represented 32% and 28% of revenues for the three months ended April 30, 2001 and 2000, respectively, while cost reimbursement contracts were 34% for the same periods, respectively.

    Cost of revenues as a percentage of revenues was relatively constant at 80.3% for the three months ended April 30, 2001 compared to 80.1% for the same period of the prior year, however, this was an increase from 78.5% for the fiscal year ended January 31, 2001. During the three months ended April 30, 2001, we recorded contract losses on certain FFP contracts in the Regulated and Non-Regulated Telecommunications segments.

    Selling, general and administrative expenses ("SG&A") are comprised of general and administrative ("G&A"), bid and proposal ("B&P") and independent research and development ("IR&D") expenses. SG&A expenses as a percentage of revenues were 14.6% and 14.9% for the three months ended April 30, 2001 and 2000, respectively.  SG&A as a percentage of revenues in the Regulated and Non-Regulated Other segments decreased for the three months ended April 30, 2001 compared to the same period of the prior year, while it increased in the Non-Regulated Telecommunications segment. The decrease in the Regulated segment is primarily attributable to continued economies of scale and close monitoring of our SG&A costs. The decrease in the Non-Regulated Other segment is primarily attributable to decreased G&A, marketing and IR&D spending; in the prior year, we initiated new business startups in this segment which caused SG&A costs to increase. In addition, late in the fiscal year ended January 31, 2001, we sold two business units in the Non-Regulated Other segment. The increase in the Non-Regulated Telecommunications segment is primarily attributable to increased IR&D spending.

    Regulated segment operating income, as defined in our 2001 Annual Report on Form 10-K, as a percentage of its revenues was 5.4% and 6.1% for the three months ended April 30, 2001 and 2000, respectively, and decreased primarily due to a FFP contract loss. Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues decreased to 7.9% for the three months ended April 30, 2001 from 9.1% for the same period of the prior year, primarily due to losses on certain FFP contracts and increased IR&D spending. Our Non-Regulated Other segment operating income as a percentage of its revenues was 7.4% for the three months ended April 30, 2001 compared to a segment operating loss for the same period of the prior year. The increase in Non-Regulated Other segment operating income was attributable to two primary factors: the sale in the prior fiscal year of a previously acquired business unit that had consistent operating losses since its acquisition and the improvement in segment operating income from our commercial and international information technology businesses which also had operating losses in the same period of the prior year.

    Interest income of $18 million for the three months ended April 30, 2001 decreased from $32 million for the same period of the prior year due to lower average cash and short-term investment balances.

    Interest expense of $4 million and $6 million for the three months ended April 30, 2001 and 2000, respectively, primarily relates to interest on our outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The decrease in interest expense is primarily driven by a decrease in capital lease obligations at INTESA.

    Other income, net, was $2 million for the three months ended April 30, 2001 compared to $7 million for the same period of the prior year and was lower primarily because we no longer recognize our share of income on the equity method of our former investment in NSI. For the same period of the prior year, we recognized our share of income from our investment in NSI before NSI merged with VeriSign.

    Minority interest in income of consolidated subsidiaries remained constant at $3 million for the three months ended April 30, 2001 and 2000, respectively, and was related to our AMSEC LLC and INTESA joint ventures.

    The provision for income taxes as a percentage of income before income taxes was 32.7% for the three months ended April 30, 2001 compared to 38.5% for the same period of the prior year. The lower effective tax rate reflects a lower effective state tax rate, as well as the favorable resolution of certain tax positions with the California Franchise Tax Board and the Internal Revenue Service. The tax rate was also favorably impacted by higher levels of research and experimentation tax credits and charitable contributions of appreciated property.

Loss on Sale of Business Units

    Gains or losses related to sales of a business unit or operating asset that generated revenue or whose operating results were included in our condensed consolidated financial statements are recorded as "Loss on sale of business units" and are part of operating income. During the three months ended April 30, 2001, we sold a business unit that was not considered a significant divestiture and recorded a loss of $3 million. For the same period of the prior year, transactions of this nature were not significant.

Net (Loss) Gain on Marketable Securities and Other Investments, including Impairment Losses

    Gains related to transactions from our investments that are accounted for as marketable equity or debt securities, as cost method investments or as equity method investments are recorded as "Net (loss) gain on marketable securities and other investments, including impairment losses" and are part of non-operating income or expense. Impairment losses on marketable securities and other investments from declines in fair market values that are deemed to be other-than-temporary are also recorded in this financial statement line item.

    During the three months ended April 30, 2001, we recognized a gain before income taxes of $21 million related to our former investment in Solect Technology Group ("Solect") which was acquired by Amdocs Limited ("Amdocs") in the same period of the prior year. During the three months ended April 30, 2000, we recognized a gain before income taxes of $191 million on the exchange of our interest in Solect. Under the terms of the exchange agreement, a certain number of Amdocs shares were put into an escrow account which were to be released upon meeting certain contingent conditions. These conditions were met during the current period and the shares were released from escrow resulting in the additional gain.

    In accordance with our policy to assess whether an impairment loss on our marketable securities has occurred due to declines in fair market value and other market conditions, we determined that at April 30, 2001, declines in the fair market value of certain of our marketable securities had occurred and were deemed to be other-than-temporary in nature. We, therefore, recorded impairment losses of $64 million on these investments.

    As more fully described in Note E of the Notes to Condensed Consolidated Financial Statements, we are exposed to certain market risks, which are inherent in the financial instruments arising from transactions entered into in the normal course of business. Our portfolio of publicly-traded marketable equity securities is subject to market risk and there may be instances where we will use derivative instruments to manage the risk of potential loss in fair value resulting from decreases in market prices. We have equity collars in place to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. We also have warrants to purchase equity securities of certain private and publicly-held companies that can be net settled. These warrants are considered derivative instruments and not designated as hedging instruments. Under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, changes in the derivative instrument's fair value for fair value hedges and changes in derivative instruments not designated as hedging instruments are recognized currently in the results of operations. For the three months ended April 30, 2001, we recognized a net loss of $30 million related to the equity collars and the related underlying marketable equity securities and the warrants that can be net settled.

    We also completed transactions in certain of our marketable equity securities and other investments resulting in a net gain of $1.8 million.

    During the three months ended April 30, 2000, we recognized a gain before income taxes of $1.5 billion from the sale of our shares in Network Solutions, Inc. ("NSI") in a secondary offering which was completed in February 2000.

Gain on issuance of stock by subsidiary

    During the three months ended April 30, 2001, we issued stock in two entities to outside parties and recorded equity gains after taxes of $13 million through an increase to additional paid-in capital.

Subsequent Events

    Subsequent to the three months ended April 30, 2001, our Telcordia venture capital subsidiary converted its shares of preferred stock in Tellium, which was accounted for as a cost investment, into shares of common stock of Tellium concurrent with Tellium's initial public offering. On May 17, 2001, the first day of trading, we recognized an unrealized gain before income taxes of approximately $232 million in other comprehensive income to reflect the fair market value of the marketable equity securities. We also sold shares of VeriSign for a pre-tax loss of approximately $46 million.

Liquidity and Capital Resources

    Our primary sources of liquidity continue to be funds provided by operations and our five-year revolving credit facility. At April 30, 2001 and January 31, 2001, there were no borrowings outstanding under the credit facility and cash and cash equivalents and short-term investments in marketable securities totaled $1.1 billion and $1.3 billion, respectively. Net cash of $35 million used in operating activities for the three months ended April 30, 2001 consisted primarily of net income adjusted for non-cash items of $159 million, offset by $203 million used in working capital and other activities. Net cash used in working capital and other activities resulted from a reduction in current liabilities for tax payments, accounts payable and other accrued liabilities coupled with a slightly lower collection rate on receivables than in the same period of the prior year.

    We used cash of $20 million for investing activities for the three months ended April 30, 2001 compared to generating cash of $1.5 billion for the same period of the prior year. In the prior year, we received $1.6 billion in cash from the sale of NSI common stock in the February 2000 secondary offering.

    We used $193 million in cash for financing activities for the three months ended April 30, 2001 compared to $336 million for the same period of the prior year. We generated less cash primarily because we had lower sales of our stock but also reduced our cash outflow by having lower repurchases of our stock from the CODA plan during the three months ended April 30, 2001.

    We expect our existing cash, cash equivalents, short-term investments in marketable securities, cash flows from operations and borrowing capacity to provide sufficient funds for our operations, common stock repurchases, capital expenditures and future long-term debt requirements. In addition, we expect to finance acquisitions and equity investments in the future from operations and borrowing capacity.

Commitments and Contingencies

    As previously disclosed in our 2001 Annual Report on Form 10-K, on March 6, 2001, our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001,

Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia's Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telcordia disputes Telkom South Africa's contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. Due to the early stage of the arbitration proceedings, the outcome of the arbitration is uncertain and not presently determinable. As of April 30, 2001, the total amount of receivables under the contract, net of deferred revenue, was not significant.

    We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Forward-looking Information

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the following discussion in "Quantitative and Qualitative Disclosures About Market Risk" contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our 2001 Annual Report on Form 10-K. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to certain market risks which are inherent in our financial instruments which arise from transactions entered into in the normal course of business. Our current market risk exposures are primarily in the interest rate, foreign currency and equity price areas. We have a risk management policy that permits the use of derivative instruments and other natural hedges to mitigate market risks. The following information about our market sensitive financial instruments contains forward-looking statements. Also refer to Note E in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of our derivative instruments and hedging activities.

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, short-term and long-term receivables and long-term debt obligations. Overall interest rates have decreased since January 31, 2001. As investments in our fixed income portfolios mature, they will be replaced with instruments bearing a lower interest rate.

Foreign currency risk

    Our objective in managing our exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. We currently manage cash flow exposure of receivables, payables and anticipated transactions through the use of natural hedges and derivative instruments in the form of foreign currency forward exchange contracts. If the derivative is designated as a fair value hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.

    To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments. The market values for foreign exchange forward contracts are computed based upon spot rates in effect on April 30, 2001. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of April 30, 2001 are the hypothetical gains and losses associated with foreign currency risk.

    A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of April 30, 2001, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of $2.7 million.

Equity Price Risk

    Our portfolio of publicly-traded equity securities is subject to market price risk and there may be instances where we will use derivative instruments to manage this risk of potential loss in fair value resulting from decreases in market prices. We have equity collars in place to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. These derivative instruments have been designated as fair value hedges of the underlying marketable equity securities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings.

    At April 30, 2001, the quoted fair value of our publicly-traded available-for-sale equity securities was approximately $1.2 billion. The pre-tax unrealized loss from these investments was $220 million. Subsequent to April 30, 2001, we sold shares of VeriSign and recognized a pre-tax loss of approximately $46 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. Based on our position at April 30, 2001, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity investments of approximately $123 million.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

    As previously disclosed in our 2001 Annual Report on Form 10-K, on March 6, 2001, our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia's Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telcordia disputes Telkom South Africa's contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. Due to the early stage of the arbitration proceedings, the outcome of the arbitration is uncertain and not presently determinable. As of April 30, 2001, the total amount of receivables under the contract, net of deferred revenue, was not significant.

    We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 2. Changes in Securities

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits—not applicable.

(b)
Reports on Form 8-K.

    During the fiscal quarter for which this report is filed, we filed the following report(s) on Form 8-K:

     (i) Form 8-K filed April 17, 2001, Item 5, Other events

    (ii) Form 8-K filed April 5, 2001, Item 5, Other events and Item 7, Financial Statements and Exhibits

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Date: June 13, 2001	/s/ THOMAS E. DARCY Executive Vice President and Chief Financial Officer and as a duly authorized officer

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Condensed Consolidated Statements of Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE