Form 10-Q
period 2001-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2001-09-14
CIK 353394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 31, 2001, the Registrant had 208,139,339 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 272,170 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	July 31, 2001	July 31, 2000	July 31, 2001	July 31, 2000
Revenues	$1,535,891	$1,473,758	$2,971,391	$2,714,032
Costs and expenses:
Cost of revenues	1,224,961	1,184,652	2,377,775	2,177,845
Selling, general and administrative expenses	203,042	204,649	412,903	389,083
Gain on sale of business units, net	(9,944)	(30,267)	(6,922)	(30,214)

Operating income	117,832	114,724	187,635	177,318

Non-operating income (expense):
Net (loss) gain on marketable securities and other investments, including impairment losses	(78,295)	2,391,198	(149,339)	4,045,022
Interest income	13,667	29,818	31,928	61,732
Interest expense	(6,016)	(5,186)	(10,126)	(10,967)
Other income (expense), net	320	(428)	2,786	6,999
Minority interest in income of consolidated subsidiaries	(3,639)	(3,205)	(6,939)	(5,951)

Income before income taxes	43,869	2,526,921	55,945	4,274,153
Provision for income taxes	14,345	951,494	18,294	1,624,178

Income before cumulative effect of accounting change	29,524	1,575,427	37,651	2,649,975
Cumulative effect of accounting change, net of tax (Note B)	—	—	711	—

Net income	$29,524	$1,575,427	$38,362	$2,649,975

Earnings per share:
Basic:
Before cumulative effect of accounting change	$.14	$6.68	$.17	$11.13
Cumulative effect of accounting change, net of tax	—	—	—	—

	$.14	$6.68	$.17	$11.13

Diluted:
Before cumulative effect of accounting change	$.13	$6.17	$.16	$10.30
Cumulative effect of accounting change, net of tax	—	—	—	—

	$.13	$6.17	$.16	$10.30

Common equivalent shares:
Basic	218,003	235,714	221,200	238,002

Diluted	231,223	255,272	235,434	257,169

See accompanying notes to condensed consolidated financial statements.

I–3

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	July 31, 2001	January 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$697,743	$644,492
Restricted cash	15,058	12,665
Short-term investments in marketable securities	593,751	701,750
Receivables, net	1,254,710	1,355,713
Prepaid expenses and other current assets	93,154	92,939
Deferred income taxes	94,534	93,775

Total current assets	2,748,950	2,901,334
Property, plant and equipment (less accumulated depreciation of $542,957 and $464,858 at July 31, 2001 and January 31, 2001, respectively)	527,816	535,524
Intangible assets (less accumulated amortization of $145,850 and $126,578 at July 31, 2001 and January 31, 2001, respectively)	207,471	225,924
Long-term investments in marketable securities	1,180,884	1,676,621
Prepaid pension assets	553,585	540,113
Other assets	238,259	212,614

	$5,456,965	$6,092,130

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$882,548	$1,173,569
Accrued payroll and employee benefits	344,237	399,025
Income taxes payable	235,250	180,304
Notes payable and current portion of long-term debt	147,332	31,897

Total current liabilities	1,609,367	1,784,795
Long-term debt, net of current portion	118,836	118,746
Deferred income taxes	393,119	538,567
Other long-term liabilities	291,243	281,225
Commitments and contingencies (Note N)
Minority interest in consolidated subsidiaries	33,128	24,640
Stockholders' equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding (211,777 shares and 220,195 shares at July 31, 2001 and January 31, 2001, respectively)	2,118	2,202
Class B, $.05 par value, 5,000 shares authorized; issued and outstanding (273 shares and 280 shares at July 31, 2001 and January 31, 2001, respectively)	14	14
Additional paid-in capital	1,533,394	1,393,600
Retained earnings	1,484,326	1,918,253
Other stockholders' equity	(52,161)	(41,694)
Accumulated other comprehensive income	43,581	71,782

Total stockholders' equity	3,011,272	3,344,157

	$5,456,965	$6,092,130

See accompanying notes to condensed consolidated financial statements.

I–4

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended
	July 31, 2001	July 31, 2000
Cash flows from operating activities:
Net income	$38,362	$2,649,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	91,155	90,636
Non-cash compensation	58,342	76,468
Non-cash restructuring costs	23,326
Pension curtailment gain	(14,077)
Gain on sale of business units, net	(6,922)	(30,214)
Loss (gain) on marketable securities and other investments	64,642	(4,045,022)
Impairment losses on marketable securities	84,697
Other	11,507	10,128
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	105,215	57,065
Prepaid expenses and other current assets	12,479	64,266
Progress payments	(980)	(360)
Deferred income taxes	(135,950)	975,533
Other assets	(19,689)	(29,051)
Accounts payable and accrued liabilities	(297,972)	(204,561)
Accrued payroll and employee benefits	(54,234)	(343)
Income taxes payable	139,220	333,176
Other long-term liabilities	8,626	(7,255)

	107,747	(59,559)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(57,208)	(38,991)
Acquisitions of business units, net of cash acquired	(13,675)	(35,371)
Purchases of debt and equity securities available-for-sale	(27,385)	(659,795)
Proceeds from sale of debt and equity securities available-for-sale	449,339	25,000
Investments in affiliates	(34,170)	(39,154)
Other	7,024	227
Proceeds from sale of affiliate common stock		1,589,575

	323,925	841,491

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	120,112
Payments of notes payable and long-term debt	(295)	(5,582)
Principal payments on capital lease obligations	(14,371)	(30,072)
Dividends paid to minority interest stockholders		(10,561)
Net proceeds from subsidiary issuance of stock	15,578
Sales of common stock	21,516	31,171
Repurchases of common stock	(517,959)	(521,551)

	(375,419)	(536,595)

Effect of exchange rate changes on cash	(3,002)	(531)

Increase in cash and cash equivalents	53,251	244,806
Cash and cash equivalents at beginning of period	644,492	669,320

Cash and cash equivalents at end of period	$697,743	$914,126

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock exchanged upon exercise of stock options	$42,824	$30,462

Capital lease obligations for property and equipment	$9,405	$5,856

Fair value of assets acquired in acquisitions	$18,734	$63,099
Cash paid in acquisitions	(13,675)	(35,371)
Issuance of common stock in acquisitions		(3,000)

Liabilities assumed in acquisitions	$5,059	$24,728

See accompanying notes to condensed consolidated financial statements.

I–5

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

    Certain amounts from the three and six months ended July 31, 2000 have been reclassified in the condensed consolidated financial statements to conform to the presentation for the three and six months ended July 31, 2001.

    In the opinion of management, the unaudited financial information as of July 31, 2001 and for the three and six months ended July 31, 2001 and 2000 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's 2001 Annual Report on Form 10-K.

Note B—Accounting Change:

    Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 ("Statement") establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings.

    The adoption of SFAS No. 133 on February 1, 2001, resulted in a cumulative effect of an accounting change, net of tax, which increased net income by $711,000 and increased OCI by $443,000.

Note C—Recently Issued Accounting Pronouncements:

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the pooling-of-interest method no longer be used. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.

I–6

Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt SFAS No. 141 and SFAS No. 142 effective February 1, 2002, although certain provisions will be applied to acquisitions closed subsequent to June 30, 2001. The Company has not yet determined the effect of adoption of these standards on its financial position and results of operations but expects to complete this evaluation by the fourth quarter ending January 31, 2002. As of July 31, 2001, the Company has not completed any acquisitions since June 30, 2001 that would be accounted for under the transition rules of SFAS No. 141 and SFAS No. 142.

Note D—Restructuring Costs:

    In response to the downturn in the telecommunications market, the Company's Telcordia subsidiary initiated an involuntary workforce reduction during the three months ended July 31, 2001 to realign its staffing levels to the reduction in market demand. For the three months ended July 31, 2001, the Company recorded a restructuring charge of $30,597,000 for the reduction in workforce of which $17,715,000 has been reflected in cost of revenues with the remaining balance in selling, general and administrative expenses.

Workforce Reduction

    As of July 31, 2001, the workforce was reduced by approximately 900 employees and 500 contractors across all business functions and operating units. Workforce reduction costs consisted of special termination pension benefits of $23,326,000 as well as outplacement services, extension of medical benefits and other severance benefits of $7,271,000. The special termination pension benefits have been funded through Telcordia's surplus pension assets and allocated to the participants' pension accounts as appropriate. These benefits will be paid from the pension trust as plan obligations and represent a non-cash charge to the Company. The costs for the other severance benefits were accrued as of July 31, 2001.

Pension and Other Postretirement Benefit Plans

    The Company also recognized a non-cash gain of $14,077,000 for the curtailment of pension and postretirement benefits. This gain is the result of the reduction in workforce which reduced the number of employees who will receive future benefits from the defined benefit pension plans and retiree medical plan. For the three months ended July 31, 2001, $10,691,000 of the curtailment gain has been reflected in cost of revenues with the remaining balance in selling, general and administrative expenses.

Note E—Short-term and Long-term Investments in Marketable Securities:

    On May 16, 2001, the Company's Telcordia venture capital subsidiary converted its shares of preferred stock in Tellium, which was accounted for as a cost investment, into shares of common stock of Tellium concurrent with Tellium's initial public offering. The Tellium shares are now carried at fair market value as available-for-sale marketable equity securities. As of July 31, 2001, the Telcordia venture capital subsidiary holds approximately 16% of the outstanding shares of Tellium and has recognized an unrealized gain, net of taxes, of approximately $131,191,000 in accumulated other comprehensive income in stockholders' equity.

    As of July 31, 2001 and January 31, 2001, the Company held $1,762,379,000 and $2,378,371,000 of short-term and long-term investments in marketable securities, respectively. As of July 31, 2001, the cost basis and fair market value of these marketable securities were $1,738,985,000 and $1,762,379,000, respectively. Gross unrealized gains and losses related to these investments were $212,852,000 and $189,458,000, respectively. Included in long-term investments in marketable securities is $12,256,000 of derivative instruments (Note G).

I–7

Note F—Receivables:

    Receivables include $27,286,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at July 31, 2001.

Note G—Derivative Financial Instruments:

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

Equity Securities Price Risk

    The Company's portfolio of publicly-traded equity securities is subject to market price risk and there may be instances where the Company will use derivative instruments to manage this risk of potential loss in fair value resulting from decreases in market prices. The Company has equity collars in place to mitigate the risk of significant price fluctuations of certain of its marketable equity securities. These derivative instruments have been designated as fair value hedges of the underlying marketable equity securities. During the three and six months ended July 31, 2001, net (loss) gain on marketable securities and other investments included net losses of $15,421,000 and $48,325,000, respectively, for the ineffective portion of changes in the fair value of these derivative instruments (Note M). The fair value of these equity collars of $7,853,000 is included in long-term investments in marketable securities at July 31, 2001 (Note E).

Foreign Currency Risk

    Although the majority of the Company's transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company's objective in managing its exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company currently manages cash flow exposure of receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. As of July 31, 2001, currencies hedged were the British pound, French franc, Canadian dollar, Norwegian krone, Belgian franc and the Euro. The Company has designated certain of its foreign currency forward exchange contracts as cash flow hedges of anticipated transactions primarily related to sales contracts and receivables. Other foreign currency forward exchange contracts manage similar exposures but do not qualify for hedge accounting due to changes in terms of the anticipated transactions. For the three and six months ended July 31, 2001, those contracts designated as cash flow hedges were fully effective and a gain of $369,000 and $528,000, respectively, was recognized as a component of other comprehensive income in stockholders' equity. Net loss on the remaining foreign currency forward exchange contracts was not material for the three and six months ended July 31, 2001. As of July 31, 2001, the fair value of the foreign currency forward exchange contracts of $538,000 and $791,000 has been reflected in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheet.

Other Derivatives

    Through its venture capital subsidiaries, the Company invests in equity securities of private and publicly-held companies. Certain of these investments include warrants to purchase equity securities of

I–8

these companies. Warrants that can be net settled are deemed derivative financial instruments and are not designated as hedging instruments. Changes in the value of these derivatives are reflected in income for each period. During the three and six months ended July 31, 2001, a loss of $3,034,000 and gain of $154,000, respectively, related to the change in fair value of these derivatives has been included in net (loss) gain on marketable securities and other investments (Note M). The Company will continue to monitor the value of these instruments in order to mitigate risks. The fair value of these instruments was $4,403,000 at July 31, 2001 and is reflected in long term investments in marketable securities in the accompanying condensed consolidated balance sheet.

Note H—Notes Payable:

    The Company has a five-year unsecured reducing revolving credit facility of $575,000,000 with a group of financial institutions which allows borrowings until August 2002. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. At July 31, 2001, $120,000,000 was outstanding under the facility with the remaining $455,000,000 available for borrowings. During the three months ended July 31, 2001, the weighted average interest rate was 4.03% based upon average daily balances. Financial covenants required by the credit facility have been maintained as of July 31, 2001.

Note I—Business Segment Information:

    The following summarizes interim business segment information:

	Three months ended July 31		Six months ended July 31
	2001	2000	2001	2000
	(in thousands)
Revenues:
Regulated	$970,332	$931,327	$1,870,534	$1,715,947
Non-Regulated Telecommunications	379,120	382,768	756,873	728,231
Non-Regulated Other	198,124	160,483	364,719	272,070
Corporate	(11,685)	(820)	(20,735)	(2,216)

Total reportable segment revenues	$1,535,891	$1,473,758	$2,971,391	$2,714,032

Segment operating income (loss):
Regulated	$62,383	$64,691	$111,152	$112,508
Non-Regulated Telecommunications	34,136	47,256	64,051	78,841
Non-Regulated Other	13,824	(7,373)	26,188	(15,595)
Corporate	(2,925)	(19,989)	(22,078)	(30,341)

Total reportable segment operating income	$107,418	$84,585	$179,313	$145,413

I–9

    The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended July 31		Six months ended July 31
	2001	2000	2001	2000
	(in thousands)
Depreciation and amortization:
Regulated	$10,248	$9,990	$17,832	$18,698
Non-Regulated Telecommunications	20,942	21,426	43,132	42,836
Non-Regulated Other	15,302	13,768	26,353	26,181
Corporate	1,552	1,360	3,800	2,916

Total reportable segment depreciation and amortization	$48,044	$46,544	$91,117	$90,631

    The following reconciles total reportable segment operating income to the Company's consolidated operating income:

	Three months ended July 31		Six months ended July 31
	2001	2000	2001	2000
	(in thousands)
Total reportable segment operating income	$107,418	$84,585	$179,313	$145,413
Investment activities	(2,589)	(2,105)	(4,082)	1,524
Loss on impaired intangible assets		(2,635)		(2,635)
Gain on sale of business units, net	9,944	30,267	6,922	30,214
Equity in (income) loss of unconsolidated affiliates	(580)	1,407	(1,457)	(3,149)
Minority interest in income of consolidated subsidiaries	3,639	3,205	6,939	5,951

Total consolidated operating income	$117,832	$114,724	$187,635	$177,318

    Consolidated depreciation and amortization of $48,063,000 and $46,549,000 for the three months ended July, 31, 2001 and 2000, respectively, includes $19,000 and $5,000 on investment activities for the same periods, respectively. For the six months ended July 31, 2001 and 2000, consolidated depreciation and amortization of $91,155,000 and $90,636,000, respectively, includes $38,000 and $5,000 on investment activities for the same periods, respectively.

I–10

Note J—Comprehensive Income:

    Comprehensive income, which combines net income, unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, consists of the following:

	Three months ended July 31		Six months ended July 31
	2001	2000	2001	2000
	(in thousands)
Net income	$29,524	$1,575,427	$38,362	$2,649,975
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities	110,931	(263,185)	(145,415)	(262,759)
Unrealized gain on derivative instruments	369		528
Reclassification adjustments	74,815	(4,962)	117,124	(31,529)
Foreign currency translation adjustments	(306)	(1,672)	(881)	(2,348)
SFAS No. 133 cumulative transition adjustment			443

	185,809	(269,819)	(28,201)	(296,636)

Total comprehensive income	$215,333	$1,305,608	$10,161	$2,353,339

Note K—Earnings Per Share (EPS):

    A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three months ended July 31		Six months ended July 31
	2001	2000	2001	2000
BASIC EPS:
Net income	$29,524	$1,575,427	$38,362	$2,649,975

Weighted average shares	218,003	235,714	221,200	238,002

Basic EPS	$.14	$6.68	$.17	$11.13

DILUTED EPS:
Net income	$29,524	$1,575,427	$38,362	$2,649,975

Weighted average shares	218,003	235,714	221,200	238,002
Effect of:
Stock options	12,885	19,220	13,872	18,913
Other stock awards	335	338	362	254

Weighted average shares, as adjusted	231,223	255,272	235,434	257,169

Diluted EPS	$.13	$6.17	$.16	$10.30

Note L—Gain on Sale of Business Units, Net:

    The primary component of the gain on sale of business units for the three months ended July 31, 2001 is a gain before income taxes of $9,952,000 from the sale of a business unit that was not considered a significant divestiture. For the six months ended July 31, 2001, the Company recognized a net gain before income taxes of $6,922,000 from the sale of business units which included a loss of $3,022,000 from the sale of another business unit that was not considered a significant divestiture in the

I–11

first quarter ended April 30, 2001. During the three months ended July 31, 2000, Telcordia sold a business unit in exchange for equity securities of a publicly traded company and recognized a gain before income taxes of $30,267,000.

Note M—Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses:

    Net (loss) gain on marketable securities and other investments, including impairment losses consists of the following:

	Three months ended July 31		Six months ended July 31
	2001	2000	2001	2000
	(in thousands)
Net (loss) gain on sale of investments	$(39,427)	$299	$(37,579)	$362
Amdocs and Solect transaction			21,108	191,458
Net loss on derivative instruments	(18,455)		(48,171)
Impairment losses	(20,413)		(84,697)
NSI and VeriSign transaction		2,390,899		2,390,899
Sale of NSI common stock				1,462,303

	$(78,295)	$2,391,198	$(149,339)	$4,045,022

    During the three and six months ended July 31, 2001, the Company recognized a net loss before income taxes of $39,427,000 and $37,579,000, respectively, on the sale of certain marketable securities and other investments. The largest component of the net loss for the three months ended July 31, 2001 is attributable to the sale of VeriSign shares which resulted in a loss before income taxes of $46,140,000. The Company also sold certain other investments for a gain before income taxes of $6,713,000 during the three months ended July 31, 2001.

    During the three months ended July 31, 2001, the Company recognized aggregate net losses before income taxes of $18,455,000 from changes in fair value of all its derivative instruments as described in Note G. Total aggregate losses for the six months ended July 31, 2001 include a net loss on derivative instruments of $29,716,000 which was recognized in the three months ended April 30, 2001.

    Since January 31, 2001, declines in overall market conditions for the Company's investment portfolio have continued. As a result of this and other factors, for the three months ended July 31, 2001, the Company recognized additional impairment losses before income taxes of $20,413,000 on certain of its marketable equity securities and private investments due to declines in fair market value which were deemed to be other-than-temporary. Total impairment losses for the six months ended July 31, 2001 include impairment losses before income taxes of $64,284,000 which were recognized in the three months ended April 30, 2001.

    During the three months ended April 30, 2001, the Company recognized a gain before income taxes of $21,108,000 related to its former investment in Solect Technology Group ("Solect") which was acquired by Amdocs Limited ("Amdocs") in the same period of the prior year. During the three months ended April 30, 2000, the Company recognized a gain before income taxes of $191,458,000 on the exchange of its interest in Solect. Under the terms of the exchange agreement, a certain number of Amdocs shares were put into an escrow account which were to be released upon meeting certain contingent conditions. These conditions were met during the three months ended April 30, 2001 and the shares were released from escrow resulting in the additional gain.

    During the six months ended July 31, 2000, the Company recognized gains before income taxes on two transactions with its investment in Network Solutions, Inc. ("NSI"). During the three months ended July 31, 2000, the Company recognized a gain before income taxes of $2,390,899,000 when NSI

I–12

merged with VeriSign, Inc. During the three months ended April 30, 2000, the Company recognized a gain before income taxes of $1,462,303,000 from the sale of its shares in NSI in a secondary offering which was completed in February 2000.

Note N—Commitments and Contingencies:

    As previously disclosed in the Company's 2001 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001, on March 6, 2001, the Company's Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130,000,000 from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208,000,000. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia's Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. Telcordia disputes Telkom South Africa's contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing is scheduled to commence in May 2002. Due to the early stage of the arbitration proceedings, the outcome of the arbitration is uncertain and not presently determinable. As of July 31, 2001, the total amount of receivables under the contract, net of deferred revenue, was not significant.

    The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

I–13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Since the beginning of the fiscal year, market conditions have been difficult in the telecommunications industry. In response to the downturn in the telecommunications market, our Telcordia subsidiary, which makes up the Non-Regulated Telecommunications segment, initiated an involuntary workforce reduction during the three months ended July 31, 2001 to realign its staffing levels to the reduction in market demand. For the three months ended July 31, 2001, we recorded a restructuring charge of $31 million for the reduction in workforce of which $18 million has been reflected in cost of revenues with the remaining balance in selling, general and administrative expenses. We do not expect market conditions to improve in the near term and anticipate that the involuntary workforce reduction initiative will continue through the end of the fiscal year.

Workforce Reduction

    As of July 31, 2001, the workforce was reduced by approximately 900 employees and 500 contractors across all business functions and operating units. Workforce reduction costs consisted of special termination pension benefits of $24 million as well as outplacement services, extension of medical benefits and other severance benefits of $7 million. The special termination pension benefits have been funded through Telcordia's surplus pension assets and allocated to the participants' pension accounts as appropriate. These benefits will be paid from the pension trust as plan obligations and represent a non-cash charge to us. The costs for the other severance benefits were accrued as of July 31, 2001.

Pension and Other Postretirement Benefit Plans

    We also recognized a non-cash gain of $14 million for the curtailment of pension and postretirement benefits. This gain is the result of the reduction in workforce which reduced the number of employees who will receive future benefits from the defined benefit pension plans and retiree medical plan. For the three months ended July 31, 2001, $11 million of the curtailment gain has been reflected in cost of revenues with the remaining balance in selling, general and administrative expenses.

Results of Operations

    Our revenues for the three and six months ended July 31, 2001 increased 4% and 9%, respectively, over the same period of the prior year. We experienced growth primarily in our Regulated and Non-Regulated Other business segments.

    Regulated segment revenues as a percentage of consolidated revenues remained consistent at 63% for the three and six months ended July 31, 2001 and 2000. On an absolute basis, Regulated segment revenues increased 4% and 9% for the three and six months ended July 31, 2001, respectively, over the same period of the prior year as a result of growth in our traditional business areas with departments and agencies of the U.S. Government. Our growth in revenues with the U.S. Government continues to be from service type contracts which are competitively priced utilizing lower cost structures. This trend reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services market, which typically involve these lower cost service type contracts.

    Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 25% for the three and six months ended July 31, 2001 compared to 26% and 27% for the same periods of the prior year, respectively. On an absolute basis, Non-Regulated Telecommunications revenues decreased slightly for the three months ended July 31, 2001 compared to the same period of the prior year and increased 4% for the six months ended July 31, 2001 over the same period of the prior year. Our Non-Regulated Telecommunications segment has been affected by the difficult market conditions in the telecommunications industry. We anticipate that maintaining the current level of

I–14

revenues in this segment over the remainder of the year will be difficult due to continuing softness in this marketplace.

    Non-Regulated Other segment revenues as a percentage of consolidated revenues were 13% and 12% for the three and six months ended July 31, 2001, respectively, compared to 11% and 10% for the same periods of the prior year, respectively. On an absolute basis, Non-Regulated Other segment revenues increased 23% and 34% for the three and six months ended July 31, 2001, respectively, over the same periods of the prior year. This increase in revenues was primarily attributable to growth in our information technology outsourcing business in the United States, United Kingdom and Venezuela.

    Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At July 31, 2001, we had approximately 38,800 full-time employees compared to approximately 38,900 at July 31, 2000. Material and subcontract ("M&S") revenues were $324 million and $602 million for the three and six months ended July 31, 2001, respectively, compared to $279 million and $480 million for the same periods of the prior year, respectively. As a percentage of total revenues, M&S revenues were 21% and 20% for the three and six months ended July 31, 2001, respectively, compared to 19% and 18% for the same periods of the prior year. The contract types we enter into with our customers can impact our revenues and segment operating income. The percentage of our revenues attributable to the higher risk, firm fixed-price ("FFP") contracts decreased to 34% for the six months ended July 31, 2001 from 38% for the same period of the prior year. For the year ended January 31, 2001, revenues from FFP contracts were 36%. We assume greater performance risk on FFP contracts and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort and time-and-materials type contracts represented 32% and 28% of revenues for the six months ended July 31, 2001 and 2000, respectively, while cost reimbursement contracts were 34% for the same periods.

    Cost of revenues as a percentage of revenues remained relatively constant at 79.8% and 80.0% for the three and six months ended July 31, 2001, respectively, compared to 80.4% and 80.2% for the same periods of the prior year, respectively. However, when comparing this to the fiscal year ended January 31, 2001, it increased from 78.5%. For the six months ended July 31, 2001, we recorded contract losses on certain FFP contracts in the Regulated segment and recorded a restructuring charge in the Non-Regulated Telecommunications segment that caused the increase in cost of revenues from the prior fiscal year end.

    Selling, general and administrative expenses ("SG&A") are comprised of general and administrative ("G&A"), bid and proposal and independent research and development ("IR&D") expenses. SG&A expenses as a percentage of revenues were 13.2% and 13.9% for the three and six months ended July 31, 2001, respectively, compared to 13.9% and 14.3% for the same periods of the prior year, respectively. SG&A as a percentage of revenues in the Regulated and Non-Regulated Other segments decreased for the three and six months ended July 31, 2001 compared to the same periods of the prior year. The decrease in the Regulated segment is primarily attributable to continued economies of scale and close monitoring of our SG&A costs. The decrease in the Non-Regulated Other segment is primarily attributable to decreased G&A, marketing and IR&D spending; in the prior year, we initiated new business startups in this segment which caused SG&A costs to increase. In addition, late in the fiscal year ended January 31, 2001, we sold two business units in the Non-Regulated Other segment which had high SG&A costs as a percentage of their revenues. Although Telcordia has implemented a restructuring plan to align its cost structure to existing market conditions, the cost control efforts have not yet taken full effect. Consequently, SG&A costs as a percentage of revenues in the Non-Regulated Telecommunications segment increased for the three and six months ended July 31, 2001 compared to the same periods of the prior year. Included in the increase in SG&A as a percentage of revenues for Telcordia is increased IR&D spending.

I–15

    Regulated segment operating income, as defined in our 2001 Annual Report on Form 10-K, as a percentage of its revenues was 6.4% and 5.9% for the three and six months ended July 31, 2001, respectively, compared to 6.9% and 6.6% for the same periods of the prior year and decreased primarily due to a FFP contract loss. Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues decreased to 9.0% and 8.5% for the three and six months ended July 31, 2001, respectively, from 12.3% and 10.8% for the same periods of the prior year, primarily due to the restructuring charge previously discussed, losses on certain FFP contracts and increased IR&D spending. Our Non-Regulated Other segment operating income as a percentage of its revenues was 7.0% and 7.2% for the three and six months ended July 31, 2001, respectively, compared to a segment operating loss for the same periods of the prior year. The increase in Non-Regulated Other segment operating income was attributable to two primary factors: the sale or dissolution of three business units in the prior fiscal year that had consistent operating losses and the improvement in segment operating income from our commercial and international information technology outsourcing business which also had operating losses in the same periods of the prior year.

    Interest income of $14 million and $32 million for the three and six months ended July 31, 2001, respectively, decreased from $30 million and $62 million for the same periods of the prior year, respectively, due to lower average cash and short-term investment balances.

    Interest expense of $6 million and $10 million for the three and six months ended July 31, 2001, respectively, remained relatively constant compared to the same periods of the prior year and primarily relates to interest on our outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable.

    Other income, net, was $320 thousand and $3 million for the three and six months ended July 31, 2001, respectively, compared to an expense of $428 thousand for the three months ended July 31, 2000 and income of $7 million for the six months ended July 31, 2000. Other income for the six months ended July 31, 2001 was lower primarily because we no longer recognize our share of income on the equity method of our former investment in NSI. For the same period of the prior year, we recognized our share of income from our investment in NSI before NSI merged with VeriSign.

    Minority interest in income of consolidated subsidiaries was $4 million and $7 million for the three and six months ended July 31, 2001, respectively, compared to $3 million and $6 million for the same periods of the prior year, respectively. We record minority interest in income for our third parties' interests in our joint venture INTESA, our joint venture AMSEC LLC and our subsidiary ANXeBusiness Corp.

    The provision for income taxes as a percentage of income before income taxes was 32.7% for the three and six months ended July 31, 2001, respectively, compared to 37.7% and 38.0% for the same periods of the prior year. The lower overall effective tax rate reflects a lower state effective tax rate, as well as the favorable resolution of certain tax positions with the California Franchise Tax Board and the Internal Revenue Service. The tax rate was also favorably impacted by higher levels of research and experimentation tax credits and charitable contributions of appreciated property.

Gain on Sale of Business Units, Net

    Gains or losses related to sales of a business unit or operating asset that generated revenue or whose operating results were included in our condensed consolidated financial statements are recorded as "Gain on sale of business units, net" and are part of operating income. During the three months ended July 31, 2001, we sold a business unit that was not considered a significant divestiture and recognized a gain before income taxes of $10 million. For the six months ended July 31, 2001, we recognized a net gain before income taxes of $7 million from the sale of business units which included a loss of $3 million from the sale of another business unit that was not considered a significant divestiture in the first quarter ended April 30, 2001. For the same periods of the prior year, we

I–16

recognized a gain before income taxes of $30 million from the sale of a business unit at Telcordia in exchange for equity securities of a publicly traded company.

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

    During the three and six months ended July 31, 2001, we recognized a net loss before income taxes of $39 million and $38 million, respectively, on the sale of certain marketable securities and other investments. The largest component of the net loss is attributable to the sale of VeriSign shares which resulted in a loss before income taxes of $46 million during the three months ended July 31, 2001. We also sold certain other investments for a gain before income taxes of $7 million during this same period.

    As more fully described in Note G of the Notes to Condensed Consolidated Financial Statements, we are exposed to certain market risks, which are inherent in the financial instruments arising from transactions entered into in the normal course of business. Our portfolio of publicly-traded marketable equity securities is subject to market risk and there may be instances where we will use derivative instruments to manage the risk of potential loss in fair value resulting from decreases in market prices. We have equity collars in place to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. We also have warrants to purchase equity securities of certain private and publicly-held companies that can be net settled. These warrants are considered derivative instruments and are not designated as hedging instruments. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, changes in the derivative instrument's fair value for fair value hedges and changes in derivative instruments not designated as hedging instruments are recognized currently in the results of operations. For the three months ended July 31, 2001, we recognized a net loss of $18 million related to our derivative instruments. Total net loss recognized for these derivative instruments for the six months ended July 31, 2001 was $48 million.

    In accordance with our policy to assess whether an impairment loss on our marketable securities and other investments has occurred due to declines in fair market value and other market conditions, we determined that at July 31, 2001, declines in the fair market value had occurred and were deemed to be other-than-temporary. We, therefore, recorded impairment losses before income taxes of $21 million on certain of our marketable equity securities and private investments for the three months ended July 31, 2001. Total impairment losses before income taxes of $85 million for the six months ended July 31, 2001 include impairment losses before income taxes of $64 million which were recognized in the three months ended April 30, 2001.

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

    During the six months ended July 31, 2000, we recognized gains before income taxes on two transactions with our investment in Network Solutions, Inc. ("NSI"). During the three months ended

I–17

July 31, 2000, we recognized a gain before income taxes of $2.4 billion when NSI merged with VeriSign, Inc. During the three months ended April 30, 2000, we recognized a gain before income taxes of $1.5 billion from the sale of our shares in NSI in a secondary offering which was completed in February 2000.

Liquidity and Capital Resources

    Our primary sources of liquidity continue to be funds provided by operations and our five-year revolving credit facility. At July 31, 2001, we had $120 million outstanding under our credit facility and our cash and cash equivalents and short-term investments in marketable securities totaled $1.3 billion at July 31, 2001 and January 31, 2001. At January 31, 2001, there were no borrowings outstanding under our credit facility. Cash flows generated from operations were $108 million at July 31, 2001 compared to a use of cash of $60 million at July 31, 2000. Net cash provided by operating activities for the six months ended July 31, 2001 consisted primarily of net income adjusted for non-cash items of $313 million, offset by $243 million used in working capital and other activities. Net cash used in working capital and other activities primarily resulted from payments of accounts payable and other accrued liabilities.

    We generated cash of $324 million from investing activities during the six months ended July 31, 2001 compared to $841 million for the same period of the prior year. The primary source of cash for the six months ended July 31, 2001 was proceeds from the sale of certain of our marketable equity securities and other investments. In the prior year, we received $1.6 billion in cash from the sale of NSI common stock in the February 2000 secondary offering and used $660 million to purchase investments in debt and equity securities.

    We used $375 million in cash for financing activities during the six months ended July 31, 2001 compared to $537 million for the same period of the prior year. We borrowed on our credit facility during the six months ended July 31, 2001 primarily to fund short-term working capital needs due to timing of cash requirements. Shortly after July 31, 2001, we paid off the balance of $120 million which was outstanding under our credit facility at July 31, 2001. In the ordinary course of business, we continue to repurchase our common stock from employees upon termination, from our CODA and other retirement and profit sharing plans and participate in the quarterly stock trades as a buyer for shares being offered for sale by our stockholders. As a result, as of July 31, 2001, our common stock, additional paid-in capital and retained earnings decreased $188 thousand, $88 million and $472 million, respectively.

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

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the pooling-of-interest method no longer be used. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We will adopt SFAS No. 141 and SFAS No. 142

I–18

effective February 1, 2002, although certain provisions will be applied to acquisitions closed subsequent to June 30, 2001. We have not yet determined the effect of adoption of these standards on our financial position and results of operations but expect to complete this evaluation by the fourth quarter ending January 31, 2002. As of July 31, 2001, we have not completed any acquisitions since June 30, 2001 that would be accounted for under the transition rules of SFAS No. 141 and SFAS No. 142.

Commitments and Contingencies

    As previously disclosed in our 2001 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001, on March 6, 2001, our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia's Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telcordia disputes Telkom South Africa's contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration is scheduled to commence in May 2002. Due to the early stage of the arbitration proceedings, the outcome of the arbitration is uncertain and not presently determinable. As of July 31, 2001, the total amount of receivables under the contract, net of deferred revenue, was not significant.

    We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Forward-looking Information

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the following discussion in "Quantitative and Qualitative Disclosures About Market Risk" contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our 2001 Annual Report on Form 10-K. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

I–19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to certain market risks which are inherent in our financial instruments which arise from transactions entered into in the normal course of business. Our current market risk exposures are primarily in the interest rate, foreign currency and equity price areas. We have a risk management policy that permits the use of derivative instruments and other natural hedges to mitigate market risks. The following information about our market sensitive financial instruments contains forward-looking statements. Also refer to Note G in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of our derivative instruments and hedging activities.

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, short-term and long-term receivables and long-term debt obligations. Overall interest rates have decreased since January 31, 2001. As a result, as investments in our fixed income portfolios mature, we expect that they will be replaced with instruments bearing a lower interest rate.

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

    To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments. The market values for foreign exchange forward contracts are computed based upon spot rates in effect on July 31, 2001. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of July 31, 2001 are the hypothetical gains and losses associated with foreign currency risk.

    A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of July 31, 2001, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of $2.5 million.

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

    At July 31, 2001, the quoted fair value of our publicly-traded available-for-sale equity securities was approximately $1.2 billion. The pre-tax unrealized gain from these investments was $76 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. Based on our position at July 31, 2001, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity investments of approximately $116 million.

I–20

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

    As previously disclosed in our 2001 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001, on March 6, 2001, our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia's Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telcordia disputes Telkom South Africa's contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration is scheduled to commence in May 2002. Due to the early stage of the arbitration proceedings, the outcome of the arbitration is uncertain and not presently determinable. As of July 31, 2001, the total amount of receivables under the contract, net of deferred revenue, was not significant.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)
The Annual Meeting of Stockholders of the registrant was held on July 13, 2001.

(b)
All of the directors nominated by management in registrant's 2001 Proxy Statement were elected and no solicitation in opposition to management's nominees was made.

I–21

(c)
At the Annual Meeting, the stockholders of the registrant approved the following:

(i)
the election of the following Directors by the votes set forth below:

	Number of Votes of Common Stock
Director	For	Withhold Authority
J.R. Beyster	162,702,270	1,884,795
D.W. Dorman	161,795,386	1,884,795
B.R. Inman	158,481,753	1,884,795
M.E. Trout	159,143,479	1,884,795
J.H. Warner, Jr.	162,185,983	1,884,795
A.T. Young	162,267,160	1,884,795
  (ii)
  the approval of the 2001 Employee Stock Purchase Plan by the votes set forth below:

FOR	158,222,743
AGAINST	1,944,115
ABSTAINED	2,813,941
(d)
Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits—not applicable.

(b)
Reports on Form 8-K.

    During the fiscal quarter for which this report is filed, we filed the following report(s) on Form 8-K:

  (i)
  Form 8-K filed July 18, 2001, Item 5, Other events.

I–22

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Date: September 14, 2001	/s/ THOMAS E. DARCY Executive Vice President and Chief Financial Officer and as a duly authorized officer

I–23

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION Condensed Consolidated Statements of Income (Unaudited, in thousands, except per share amounts)
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION Condensed Consolidated Balance Sheets (Unaudited, in thousands)
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K