Form 10-K405/A
period 2001-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2001-10-16
CIK 353394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

RISKS RELATING TO OUR STOCK

Because No Public Market Exists For Our Stock, the Ability of Stockholders to Sell Their SAIC Stock in the Limited Market is Limited

    There is no public market for the Class A common stock. The limited market maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., permits existing stockholders to offer our stock for sale only on predetermined trade dates and only at the price determined by the board of directors. Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. Also, if there are insufficient buyers for the stock on any trade date, our stockholders may not be able to sell stock on the trade date. We are authorized but not obligated to purchase shares of Class A common stock in the limited market on any trade date, and, accordingly, our stockholders may be unable to sell all the shares they desire to sell.

The Ability of Stockholders to Sell or Transfer Their Common Stock Outside the Limited Market is Restricted

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

Our Stock Price and the Price at which All Trades in the Limited Market Occur is Determined by Our Board of Directors and is Not Established by Market Forces

    Our stock price is not determined by a trading market of bargaining buyers and sellers. Our board of directors determines the price at which the Class A common stock trades by using the valuation process described under "Price Range of Class A Common Stock and Class B Common Stock." All trades made in the limited market will be at the stock price determined by the board of directors. Our board of directors believes the stock price represents a fair market value; however, we cannot assure you that the stock price represents the value that would be obtained if our stock was publicly traded. The formula referred to on page 17, which is one part of the valuation process, does not specifically include variables reflecting all financial and valuation criteria that may be relevant. In addition, our board of directors generally has broad discretion to modify the formula. Absent changes in the market factor used in the formula, which may change from quarter to quarter as appropriate to reflect changing business, financial and market conditions, and accounting and other impacts unrelated to our value, the mechanical application of the formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price because the formula takes into account our net income for the four preceding quarters.

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

    The purchase of Class A common stock in the Limited Market is restricted to (i) current employees of SAIC and eligible subsidiaries who desire to purchase Class A common stock in an amount that does not exceed a pre-approved limit established by the board of directors or the operating committee of the board, (ii), current employees, consultants and non-employee directors of SAIC and eligible subsidiaries who have been specifically approved by the board of directors or the operating committee of the board to purchase a specified number of shares which may exceed the pre-approved limit, and (iii) trustees or agents of the retirement and benefit plans of SAIC and its eligible subsidiaries. These employees, consultants, directors, trustees and agents are hereinafter referred to as "authorized buyers." No one, other than these authorized buyers, is eligible to purchase Class A common stock in the limited market.

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

    We are currently authorized, but not obligated, to purchase shares of Class A common stock in the Limited Market on any Trade Date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and we, in our discretion, determine to make such purchases. This determination is not made until the Trade Date. In making this determination, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the under subscription in the market. In fiscal years 2001 and 2000, we purchased 7,625,797 and 2,010,309 shares, respectively, in the Limited Market which accounted for 67.7% and 20.4%, respectively, of the total shares purchased by all buyers in the Limited Market during fiscal years 2001 and 2000.

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

    To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, we may, but are not obligated to, sell authorized but unissued shares of Class A common stock in the Limited Market. This determination is not made until the Trade Date. In making this determination, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the over subscription in the market. In fiscal year 2001, we did not sell any shares of Class A common stock in the Limited Market as the number of shares sought to be purchased by authorized buyers did not exceed the number of shares offered for sale by stockholders. In fiscal year 2000, we sold an aggregate of 1,707,948 shares of Class A common stock in the Limited Market which accounted for 17.3% of the total shares sold by all sellers in the Limited Market during fiscal year 2000. To the extent that we choose not to sell authorized but unissued shares of Class A common stock in the Limited Market, the ability of individuals to purchase shares on the Limited Market may be adversely affected. We cannot assure you that an individual desiring to buy shares of our Class A common stock in any future trade will be able to do so. For the periods prior to August 31, 1999, the share numbers provided above have been restated to reflect the 4-for-1 split of our Class A common stock.

PRICE RANGE OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

    Our board of directors determines the price of the Class A common stock using the valuation process described below. The board of directors reviews and sets the Market Factor in the formula set forth below, which is used in the valuation process, at the value which causes the formula to yield the stock price which the board believes represents a fair market value for the Class A common stock. The Class A common stock is traded in the Limited Market maintained by Bull, Inc. at the stock price determined by the board of directors. Our board of directors reviews the stock price at least four times each year, generally at quarterly meetings. These meetings are currently scheduled in January, April, July and October of each year and are held approximately two weeks before the four predetermined

Trade Dates in each year. Our certificate of incorporation provides that the price of the Class B common stock is equal to 20 times the stock price applicable to the Class A common stock.

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

    The board of directors first used a valuation formula in establishing the price of the Class A common stock in 1972. The valuation formula has periodically been modified ever since. The Market Factor concept was first added to the formula in 1973 and was mechanically linked to the performance of Nasdaq. The 5.66 factor was added to the formula in 1976 in connection with other modifications to the formula and has not been assessed for change since that time. The 5.66 factor was added as a constant to cause the price generated by the formula to reflect a fair market value of the Class A common stock. In 1984, the board of directors, with the assistance of an outside appraisal firm, began its current practice of establishing the value of the Market Factor to reflect the broad range of business, financial and market forces that also affect the fair market value of the Class A common stock.

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

    In determining the price of the Class A common stock, the board of directors considers many relevant factors, including:

  •
  the performance of the general securities markets and relevant industry groups

  •
  the historical financial performance of SAIC versus comparable public companies

  •
  the prospects for SAIC's future performance

  •
  general economic conditions

  •
  valuation input from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("HLHZ"), an independent valuation firm

    In conjunction with the board of directors' valuation process, HLHZ prepares an appraisal of the Class A common stock. The stock price and Market Factor, as determined by the board of directors, remain in effect until subsequently changed by the board of directors. The board of directors has authorized its stock policy committee to review the stock price during the period between meetings of the board of directors to determine whether the stock price continues to represent a fair market value, and if necessary, modify the price. If the stock policy committee considered it appropriate to modify the stock price, it would apply the same valuation process used by the board of directors. The board of directors believes that the current valuation process results in a value which represents a fair market value for the Class A common stock within a broad range of financial criteria.

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

    Before approving the modified definitions, our board of directors consulted with HLHZ, which provided an opinion letter to us regarding the definitional changes. In its letter, HLHZ concluded that (i) the Company's modified definitions when used as part of the Company's pricing process will generate a fair market value for the Company's Class A common stock if applied in the manner described in the Company's prospectus and consistent with past practice; (ii) employing the modified definitions as part of the Company's valuation process will provide more visibility into the key contributors to the value of Class A common stock by more explicitly identifying the contributions of the Company's operating performance and investment value of the Class A common stock; and (iii) use of the modified definitions, based on the Company's historical performance and pricing process, should result in less variability in the value of the "M" Factor.

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

Date	Market Factor	"E" or Stockholders' Equity(1)	"W1" of Shares Outstanding(2)	"P" or Earnings(3)	"W" or Weighted Avg. Shares Outstanding(4)	Price Per Share of Class A Common Stock	Price Per Share of Class B Common Stock	Percentage Price Change(5)
April 9, 1999	3.90	$1,084,602,000	253,042,596	$150,688,000	240,770,600	$18.10	$362.05	3.7
July 9, 1999	1.00	1,644,285,000	258,408,012	565,071,000	246,066,740	19.36	387.20	7.0
October 8, 1999	1.00	1,710,514,000	259,950,164	591,681,000	249,790,820	19.99	399.80	3.3
January 14, 2000	1.40	1,762,661,000	259,671,296	611,994,000	253,455,768	25.92	518.40	29.7
April 14, 2000	1.70	1,830,282,000	262,311,687	619,849,000	256,270,820	30.25	605.00	16.7
July 14, 2000	0.70	2,837,901,000	259,260,576	1,245,976,000	258,030,351	30.08	601.60	(0.6)
October 13, 2000	0.25	3,988,351,000	253,632,224	2,758,698,000	257,684,095	30.87	617.40	2.6
January 12, 2001	0.25	3,819,961,000	252,170,336	2,835,930,000	255,921,172	30.83	616.60	(0.1)
April 13, 2001	0.35	3,344,157,000	242,108,532	2,058,956,000	248,904,890	30.20	604.00	(2.0)

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
(5)
Value shown represents the percentage change in the price per share of Class A common stock from the prior quarterly valuation.

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

      3.  Exhibits

Exhibit Number		Description of Exhibit
3	(a)	Restated Certificate of Incorporation of Registrant, as amended August 31, 1999. Incorporated by reference to Exhibit 3.1 to Registrant's Post-Effective Amendment No. 2 to Form 8-A as filed September 13, 1999 with the SEC.

3	(b)	Bylaws of Registrant, as amended through January 14, 2000. Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 (the "2000 10-K").
4	(a)	Form of Indenture between Registrant and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Amendment No. 1 to Form S-3 Registration Statement No. 333-37117, filed on November 19, 1997.
10	(a)*	Registrant's Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders as filed April 29, 1999 with the SEC (the "1999 Proxy").
10	(b)*	Registrant's Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 as filed with the SEC on April 17, 2001 (the "2001 10-K").
10	(c)*	Registrant's Management Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(c) to the 2001 10-K.
10	(d)*	Registrant's 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to the 2000 10-K.
10	(e)*	1995 Stock Option Plan, as amended through October 2, 1996. Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "1998 10-K").
10	(f)*	Registrant's Keystaff Deferral Plan, as amended through January 3, 2001. Incorporated by reference to Exhibit 10(f) to the 2001 10-K.
10	(g)*	Registrant's Key Executive Stock Deferral Plan, as amended through January 3, 2001. Incorporated by reference to Exhibit 10(g) to the 2001 10-K.
10	(h)*	Form of Alumni Agreement. Incorporated by reference to Exhibit 4(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
10	(i)	Credit Agreement (multi-year facility) with Bank of America NT&SA, Morgan Guaranty Trust Company, Citicorp USA, Inc. and other financial institutions dated as of August 20, 1997. Incorporated by reference to Exhibit 10(d) to the Form 10-Q for the fiscal quarter ended July 31, 1997.
10	(j)*	Employment Agreement dated December 18, 1997 between Registrant and R.C. Smith, as amended on February 2, 1998. Incorporated by reference to Exhibit 10(l) to the 1998 10-K.
10	(k)*	Registrant's 1998 Stock Option Plan. Incorporated by reference to Annex I to Registrant's Proxy 1998 Statement for the 1998 Annual Meeting of Stockholders as filed May 28, 1998 with the SEC (the "1998 Proxy").
10	(l)*	Registrant's 1998 Employee Stock Purchase Plan. Incorporated by reference to Annex II to the 1998 Proxy.
21		Subsidiaries of Registrant. Incorporated by reference to Exhibit 21 to the 2001 10-K.
23	(a)	Consent of Deloitte & Touche LLP.
23	(b)	Consent of PricewaterhouseCoopers LLP.
23	(c)	Consent of Houlihan Lokey Howard & Zukin Financial Advisors, Inc..

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

Dated: October 16, 2001	SCIENCE APPLICATIONS INTERNATIONAL CORPORATION (Registrant)
	By	/s/ T.E. DARCY Principal Financial Officer and Authorized Representative

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    All other financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

F–1

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

F–2

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

F–3

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

F–4

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

F–5

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock
	Class A		Class B
	1,000,000,000 shares authorized		5,000,000 shares authorized
							Other stock- holders' equity	Accumulated other comprehensive income(loss)
					Additional paid-in capital	Retained earnings			Comprehensive income
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at January 31, 1998	207,723	$2,077	314	$16	$537,202	$237,588	$(14,983)	$(7,122)
Net income						150,688			$150,688
Other comprehensive income								7,237	7,237
Issuances of common stock	29,797	298			286,023
Repurchases of common stock	(11,133)	(111)	(11)	(1)	(29,215)	(115,594)
Income tax benefit from employee stock transactions					34,118
Stock compensation					876
Unearned stock compensation							(7,699)
Issuance of subsidiary stock					5,753
Dividends on subsidiary preferred stock						(1,303)
Net issuance of notes receivable for sales of common stock							(1,246)

Balance at January 31, 1999	226,387	2,264	303	15	834,757	271,379	(23,928)	115	$157,925

Net income						619,849			$619,849
Other comprehensive income								71,889	71,889
Issuances of common stock	16,655	167			196,711
Repurchases of common stock	(6,963)	(70)	(7)		(34,979)	(184,930)
Income tax benefit from employee stock transactions					71,071
Stock compensation					3,231
Unearned stock compensation							(7,879)
Issuance of subsidiary stock					11,936
Dividends on subsidiary preferred stock						(1,736)
Net payments on notes receivable for sales of common stock							420

Balance at January 31, 2000	236,079	2,361	296	15	1,082,727	704,562	(31,387)	72,004	$691,738

Net income						2,058,956			$2,058,956
Other comprehensive income								(222)	(222)
Issuances of common stock	18,044	180			197,758
Repurchases of common stock	(33,928)	(339)	(16)	(1)	(135,511)	(845,265)
Income tax benefit from employee stock transactions					106,185
Stock compensation					860
Unearned stock compensation							(10,385)
Issuance of subsidiary stock					141,581
Net payments on notes receivable for sales of common stock							78

Balance at January 31, 2001	220,195	$2,202	280	$14	$1,393,600	$1,918,253	$(41,694)	$71,782	$2,058,734

See accompanying notes to consolidated financial statements.

F–6

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

F–7

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

F–8

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

F–9

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

F–10

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

F–11

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

F–12

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

F–13

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

F–14

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

F–15

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

F–16

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

F–17

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

F–18

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

F–19

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

F–20

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

F–21

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

F–22

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

F–23

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

F–24

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

F–25

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

F–26

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

F–27

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

F–28

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

F–29

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

F–30

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

F–31

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

F–32

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

F–33

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

F–34

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

F–35

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