Form 10-Q
period 2001-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2001-12-13
CIK 353394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

Yes /x/ No / /

    As of November 30, 2001, the Registrant had 204,503,382 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 269,939 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	October 31, 2001	October 31, 2000	October 31, 2001	October 31, 2000
Revenues	$1,554,570	$1,545,065	$4,525,961	$4,259,097
Costs and expenses:
Cost of revenues	1,245,131	1,189,810	3,622,906	3,367,655
Selling, general and administrative expenses	176,625	232,636	589,528	621,719
Gain on sale of business units, net		(178)	(6,922)	(30,392)

Operating income	132,814	122,797	320,449	300,115

Non-operating income (expense):
Net gain (loss) on marketable securities and other investments, including impairment losses	70,481	41,857	(78,858)	4,086,879
Interest income	11,192	25,331	43,120	87,063
Interest expense	(3,954)	(4,237)	(14,080)	(15,204)
Other (expense) income, net	(105)	6,414	2,681	13,413
Minority interest in income of consolidated subsidiaries	(4,346)	(1,948)	(11,285)	(7,899)

Income before income taxes	206,082	190,214	262,027	4,464,367
Provision for income taxes	67,389	45,495	85,683	1,669,673

Income before cumulative effect of accounting change	138,693	144,719	176,344	2,794,694
Cumulative effect of accounting change, net of tax (Note B)	—	—	711	—

Net income	$138,693	$144,719	$177,055	$2,794,694

Earnings per share:
Basic:
Before cumulative effect of accounting change	$.66	$.62	$.81	$11.82
Cumulative effect of accounting change, net of tax	—	—	—	—

	$.66	$.62	$.81	$11.82

Diluted:
Before cumulative effect of accounting change	$.62	$.58	$.76	$10.91
Cumulative effect of accounting change, net of tax	—	—	—	—

	$.62	$.58	$.76	$10.91

Common equivalent shares:
Basic	210,735	232,213	217,711	236,351

Diluted	223,766	250,945	231,544	256,158

See accompanying notes to condensed consolidated financial statements.

I–3

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	October 31, 2001	January 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$326,748	$644,492
Restricted cash	18,643	12,665
Short-term investments in marketable securities	703,793	701,750
Receivables, net	1,174,824	1,355,713
Prepaid expenses and other current assets	104,547	92,939
Deferred income taxes	94,256	93,775

Total current assets	2,422,811	2,901,334
Property, plant and equipment (less accumulated depreciation of $570,674 and $464,858 at October 31, 2001 and January 31, 2001, respectively)	525,256	535,524
Intangible assets (less accumulated amortization of $153,752 and $126,578 at October 31, 2001 and January 31, 2001, respectively)	196,507	225,924
Long-term investments in marketable securities	872,772	1,676,621
Prepaid pension assets	551,315	540,113
Other assets	247,280	212,614

	$4,815,941	$6,092,130

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$717,121	$1,173,569
Accrued payroll and employee benefits	403,032	399,025
Income taxes payable	189,153	180,304
Notes payable and current portion of long-term debt	32,768	31,897

Total current liabilities	1,342,074	1,784,795
Long-term debt, net of current portion	122,353	118,746
Deferred income taxes	324,091	538,567
Other long-term liabilities	295,170	281,225
Commitments and contingencies (Note N)
Minority interest in consolidated subsidiaries	30,576	24,640
Stockholders' equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding (204,255 shares and 220,195 shares at October 31, 2001 and January 31, 2001, respectively)	2,043	2,202
Class B, $.05 par value, 5,000 shares authorized; issued and outstanding (270 shares and 280 shares at October 31, 2001 and January 31, 2001, respectively)	13	14
Additional paid-in capital	1,548,712	1,393,600
Retained earnings	1,345,298	1,918,253
Other stockholders' equity	(60,009)	(41,694)
Accumulated other comprehensive (loss) income	(134,380)	71,782

Total stockholders' equity	2,701,677	3,344,157

	$4,815,941	$6,092,130

See accompanying notes to condensed consolidated financial statements.

I–4

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended
	October 31, 2001	October 31, 2000
Cash flows from operating activities:
Net income	$177,055	$2,794,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	135,372	137,960
Non-cash compensation	72,452	88,320
Non-cash restructuring charge	43,862
Pension curtailment gain	(10,077)
Gain on sale of business units, net	(6,922)	(30,392)
Net gain on marketable securities and other investments	(27,508)	(4,086,879)
Impairment losses on marketable securities	106,366
Other	15,686	17,959
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	185,242	(48,842)
Prepaid expenses and other current assets	(96)	74,338
Progress payments	(2,803)	(642)
Deferred income taxes	(106,334)	928,192
Other assets	(35,722)	(20,676)
Accounts payable and accrued liabilities	(465,330)	(319,292)
Accrued payroll and employee benefits	5,504	81,742
Income taxes payable	110,535	240,557
Other long-term liabilities	14,579	(6,414)

	211,861	(149,375)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(76,112)	(70,943)
Acquisitions of business units, net of cash acquired	(13,675)	(35,396)
Purchases of debt and equity securities available-for-sale	(37,668)	(681,246)
Proceeds from sale of debt and equity securities available-for-sale	451,359	25,000
Investments in affiliates	(49,116)	(66,196)
Other	10,927	13,131
Proceeds from sale of affiliate common stock		1,589,575

	285,715	773,925

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	862
Payments of notes payable and long-term debt	(928)	(6,487)
Principal payments on capital lease obligations	(21,329)	(38,093)
Dividends paid to minority interest stockholders	(6,634)	(10,561)
Net proceeds from subsidiary issuance of stock	16,518
Sales of common stock	24,888	39,540
Repurchases of common stock	(823,561)	(609,702)

	(810,184)	(625,303)
Effect of exchange rate changes on cash	(5,136)	(1,402)

Decrease in cash and cash equivalents	(317,744)	(2,155)
Cash and cash equivalents at beginning of period	644,492	669,320

Cash and cash equivalents at end of period	$326,748	$667,165

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock exchanged upon exercise of stock options	$55,608	$36,930

Capital lease obligations for property and equipment	$25,007	$7,681

Fair value of assets acquired in acquisitions	$18,734	$62,959
Cash paid in acquisitions	(13,675)	(35,396)
Issuance of common stock in acquisitions		(3,000)

Liabilities assumed in acquisitions	$5,059	$24,563

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

    Certain amounts from the three and nine months ended October 31, 2000 have been reclassified in the condensed consolidated financial statements to conform to the presentation for the three and nine months ended October 31, 2001.

    In the opinion of management, the unaudited financial information as of October 31, 2001 and for the three and nine months ended October 31, 2001 and 2000 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's 2001 Annual Report on Form 10-K.

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

Note C—Recently Issued Accounting Pronouncements:

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company's fiscal year beginning February 1, 2002. SFAS No. 144 supercedes and clarifies the accounting in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

I–6

Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company does not expect adoption of SFAS No. 144 to have a material impact on the Company's consolidated financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for the Company's fiscal year beginning February 1, 2003, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect adoption of SFAS No. 143 to have a material impact on the Company's consolidated financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the pooling-of-interest method no longer be used. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" until February 1, 2002 when SFAS No. 144 becomes effective. The Company will adopt SFAS No. 141 and SFAS No. 142 effective February 1, 2002, although certain provisions will be applied to acquisitions closed subsequent to June 30, 2001. Upon adoption, the Company will cease amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. As of October 31, 2001, the Company had goodwill of $159,477,000 which resulted in amortization expense of $19,036,000 for the nine months ended October 31, 2001. The Company has completed its evaluation of current goodwill and intangible assets and has determined that reclassifying one of its intangible assets to goodwill, upon adoption, will not have a material impact on the Company's consolidated financial position or results of operations. In addition, the Company has determined that it will not reclassify any of its existing goodwill to intangible assets upon adoption. The Company is in the process of evaluating the effect of the transitional goodwill impairment test on its consolidated financial position and results of operations and expects to complete this evaluation by the fourth quarter ending January 31, 2002. As of October 31, 2001, the Company has not completed any acquisitions since June 30, 2001 that would be accounted for under the transition rules of SFAS No. 141 and SFAS No. 142.

Note D—Restructuring Costs:

    In response to the downturn in the telecommunications market, the Company's Telcordia subsidiary initiated an involuntary workforce reduction during the three months ended July 31, 2001 to realign its staffing levels to the reduction in market demand. For the three and nine months ended October 31, 2001, the Company recorded a restructuring charge of $25,967,000 and $62,725,000, respectively, for the reduction in workforce of which $19,493,000 and $45,545,000 for the same periods,

I–7

respectively, have been reflected in cost of revenues with the remaining balances in selling, general and administrative expenses.

Workforce Reduction

    As of October 31, 2001, the workforce has been reduced by approximately 1,550 employees and 550 contractors across all business functions and operating units. Workforce reduction costs for the three and nine months ended October 31, 2001 consisted of special termination pension benefits of $20,536,000 and $43,862,000, respectively, as well as outplacement services, extension of medical benefits and other severance benefits of $5,431,000 and $18,863,000 for the same periods, respectively. The special termination pension benefits have been funded through Telcordia's surplus pension assets and allocated to the participants' pension accounts as appropriate. The special termination pension benefits will be paid from the pension trust as plan obligations and represent a non-cash charge to the Company. As of July 31, 2001, accrued other severance benefits were $7,244,000. During the three months ended October 31, 2001, the Company incurred an additional $5,430,000 of other severance benefits and paid out benefits of $7,664,000. As a result, accrued other severance benefits were $5,010,000 as of October 31, 2001.

Pension Benefits

    For the nine months ended October 31, 2001, the Company also recognized a non-cash gain of $10,077,000 for the curtailment of pension benefits. This gain was the result of the reduction in workforce which reduced the number of employees who will receive future benefits from the defined benefit pension plans. All of this gain was recognized in the three months ended July 31, 2001. For the nine months ended October 31, 2001, $7,653,000 of the curtailment gain has been reflected in cost of revenues with the remaining balance in selling, general and administrative expenses.

Note E—Short-term and Long-term Investments in Marketable Securities:

    As of October 31, 2001 and January 31, 2001, the Company held $1,360,312,000 and $2,378,371,000, respectively, of short-term and long-term investments in marketable securities. As of October 31, 2001, the cost basis and fair market value of these marketable securities were $1,728,299,000 and $1,360,312,000, respectively. Gross unrealized gains and losses related to these investments were $109,615,000 and $477,602,000, respectively. Included in short-term and long-term investments in marketable securities are $53,757,000 and $162,496,000, respectively, of derivative financial instruments (Note G).

Note F—Receivables:

    Receivables include $31,087,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at October 31, 2001.

I–8

Note G—Derivative Financial Instruments:

    The Company is exposed to certain market risks which are inherent in the financial instruments arising from transactions entered into in the normal course of business. They include sales contracts denominated in foreign currencies and investments in equity securities. The Company has a risk management policy ("Policy") in place, which is used to assess and manage cash flow and fair value exposures. The Policy permits the use of derivative instruments with certain restrictions and appropriate authorization. The Company presently uses derivative instruments to manage exposures to foreign currency and equity securities price risks and uses natural hedges to minimize exposure for net investments in foreign subsidiaries. The Company does not hold derivative instruments for trading or speculative purposes.

Equity Securities Price Risk

    The Company's portfolio of publicly-traded equity securities is subject to market price risk and there are instances where the Company will use derivative instruments to manage this risk of potential loss in fair value resulting from decreases in market prices. The Company has equity collars in place to mitigate the risk of significant price fluctuations of certain of its marketable equity securities. These derivative instruments have been designated as fair value hedges of the underlying marketable equity securities. During the three and nine months ended October 31, 2001, net gain (loss) on marketable securities and other investments included net gains of $93,555,000 and $45,230,000, respectively, for the ineffective portion of changes in the fair value of these derivative instruments (Note M). The fair value of these equity collars of $53,757,000 and $158,318,000 are included in short-term and long-term investments in marketable securities, respectively, at October 31, 2001 (Note E).

Foreign Currency Risk

    Although the majority of the Company's transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company's objective in managing its exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company currently manages cash flow exposure of receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. As of October 31, 2001, currencies hedged were the British pound, Canadian dollar, Norwegian krone, Belgian franc and the Euro. The Company has designated certain of its foreign currency forward exchange contracts as cash flow hedges of forecasted transactions primarily related to sales contracts and receivables. Other foreign currency forward exchange contracts manage similar exposures but do not qualify for hedge accounting due to changes in terms of the anticipated transactions. For the three and nine months ended October 31, 2001, those contracts designated as cash flow hedges were fully effective and net gains of $275,000 and $803,000, respectively, were recognized as a component of accumulated other comprehensive income in stockholders' equity. Net loss on the remaining foreign currency forward exchange contracts was not material for the three and nine months ended October 31, 2001. As of October 31, 2001, the fair value of the foreign currency forward exchange contracts of $720,000 and $1,007,000 has been reflected in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheet.

I–9

Other Derivatives

    Through its venture capital subsidiaries, the Company invests in equity securities of private and publicly-held companies. Certain of these investments include warrants to purchase equity securities of these companies. Warrants that can be net settled are deemed derivative financial instruments and are not designated as hedging instruments. Changes in the value of these derivatives are reflected in income for each period. During the three and nine months ended October 31, 2001, losses of $1,226,000 and $1,072,000, respectively, related to the change in fair value of these derivatives have been included in net gain (loss) on marketable securities and other investments (Note M). The Company will continue to monitor the value of these instruments in order to manage its risk of loss. The fair value of these instruments was $4,178,000 at October 31, 2001 and is reflected in long-term investments in marketable securities (Note E).

Note H—Notes Payable:

    The Company has a five-year unsecured reducing revolving credit facility with a group of financial institutions which allows borrowings until August 2002. Borrowings bear interest at the Company's option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at October 31, 2001 and the entire $556,250,000 was available. Financial covenants required by the credit facility have been maintained as of October 31, 2001.

Note I—Business Segment Information:

    The following summarizes interim business segment information:

	Three months ended October 31		Nine months ended October 31
	2001	2000	2001	2000
	(in thousands)
Revenues:
Regulated	$1,022,846	$955,052	$2,893,380	$2,670,999
Non-Regulated Telecommunications	346,538	434,410	1,103,411	1,162,641
Non-Regulated Other	200,071	158,964	564,790	431,034
Corporate	(14,885)	(3,361)	(35,620)	(5,577)

Total reportable segment revenues	$1,554,570	$1,545,065	$4,525,961	$4,259,097

Segment operating income (loss):
Regulated	$83,633	$76,854	$194,785	$189,362
Non-Regulated Telecommunications	48,702	68,569	112,753	147,410
Non-Regulated Other	12,533	239	38,721	(15,356)
Corporate	(13,461)	(18,735)	(35,539)	(49,076)

Total reportable segment operating income	$131,407	$126,927	$310,720	$272,340

I–10

    The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended October 31		Nine months ended October 31
	2001	2000	2001	2000
	(in thousands)
Depreciation and amortization:
Regulated	$9,985	$10,750	$27,817	$29,448
Non-Regulated Telecommunications	20,208	21,880	63,340	64,716
Non-Regulated Other	12,018	13,275	38,371	39,456
Corporate	1,987	1,400	5,787	4,316

Total reportable segment depreciation and amortization	$44,198	$47,305	$135,315	$137,936

    The following reconciles total reportable segment operating income to the Company's consolidated operating income:

	Three months ended October 31		Nine months ended October 31
	2001	2000	2001	2000
	(in thousands)
Total reportable segment operating income	$131,407	$126,927	$310,720	$272,340
Investment activities	(2,244)	(1,487)	(6,326)	37
Loss on impaired intangible assets		(3,972)		(6,607)
Gain on sale of business units, net		178	6,922	30,392
Equity in income of unconsolidated affiliates	(695)	(797)	(2,152)	(3,946)
Minority interest in income of consolidated subsidiaries	4,346	1,948	11,285	7,899

Total consolidated operating income	$132,814	$122,797	$320,449	$300,115

    Consolidated depreciation and amortization of $44,217,000 and $47,324,000 for the three months ended October 31, 2001 and 2000, respectively, includes $19,000 on investment activities for the same periods. For the nine months ended October 31, 2001 and 2000, consolidated depreciation and amortization of $135,372,000 and $137,960,000, respectively, includes $57,000 and $24,000 on investment activities for the same periods, respectively.

I–11

Note J—Comprehensive (Loss) Income:

    Comprehensive (loss) income, which combines net income, unrealized gains and losses on the Company's available-for-sale securities, unrealized gains and losses on derivative financial instruments, and foreign currency translation adjustments, consists of the following:

	Three months ended October 31		Nine months ended October 31
	2001	2000	2001	2000
	(in thousands)
Net income	$138,693	$144,719	$177,055	$2,794,694
Other comprehensive (loss) income, net of tax:
Unrealized loss on securities	(260,340)	(273,183)	(405,755)	(535,942)
Unrealized gain on derivative instruments	275		803
Reclassification adjustments	80,812	6,343	197,936	(25,186)
Foreign currency translation adjustments	1,292	(541)	411	(2,889)
SFAS No. 133 cumulative transition adjustment			443

	(177,961)	(267,381)	(206,162)	(564,017)

Total comprehensive (loss) income	$(39,268)	$(122,662)	$(29,107)	$2,230,677

Note K—Earnings Per Share (EPS):

    A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three months ended October 31		Nine months ended October 31
	2001	2000	2001	2000
BASIC EPS:
Net income	$138,693	$144,719	$177,055	$2,794,694

Weighted average shares	210,735	232,213	217,711	236,351

Basic EPS	$.66	$.62	$.81	$11.82

DILUTED EPS:
Net income	$138,693	$144,719	$177,055	$2,794,694

Weighted average shares	210,735	232,213	217,711	236,351
Effect of:
Stock options	12,572	17,786	13,439	19,323
Other stock awards	459	946	394	484

Weighted average shares, as adjusted	223,766	250,945	231,544	256,158

Diluted EPS	$.62	$.58	$.76	$10.91

Note L—Gain on Sale of Business Units, Net:

    For the nine months ended October 31, 2001, the Company recognized a net gain before income taxes of $6,922,000 from the sale of two business units. The components of the net gain before income taxes were a loss of $3,030,000 on the sale of one of the business units and a gain before income taxes of $9,952,000 from the sale of the other business unit. The Company did not sell any business units during the three months ended October 31, 2001. During the nine months ended October 31, 2000, the

I–12

Company's subsidiary Telcordia sold a business unit in exchange for equity securities of a publicly traded company and recognized a gain before income taxes of $30,267,000.

Note M—Net Gain (Loss) on Marketable Securities and Other Investments, Including Impairment Losses:

    Net gain (loss) on marketable securities and other investments, including impairment losses consists of the following:

	Three months ended October 31		Nine months ended October 31
	2001	2000	2001	2000
	(in thousands)
Net (loss) gain on sale of investments	$(179)	$41,857	$(37,758)	$42,219
Amdocs and Solect transaction			21,108	191,458
Net gain on derivative instruments (Note G)	92,329		44,158
Impairment losses	(21,669)		(106,366)
NSI and VeriSign transaction				2,390,899
Sale of NSI common stock				1,462,303

	$70,481	$41,857	$(78,858)	$4,086,879

    During the three and nine months ended October 31, 2001, the Company recognized a net loss before income taxes of $179,000 and $37,758,000, respectively, on the sale of certain marketable securities and other investments. The largest component of the net loss for the nine months ended October 31, 2001 is attributable to the sale of VeriSign shares which resulted in a loss before income taxes of $48,012,000. The Company also sold certain other investments for a net gain before income taxes of $10,254,000 during the nine months ended October 31, 2001.

    Since January 31, 2001, declines in overall market conditions for the Company's investment portfolio have continued. As a result of this and other factors, for the three months ended October 31, 2001, the Company recognized additional impairment losses before income taxes of $21,669,000 on certain of its marketable equity securities and private investments due to declines in fair market value which were deemed to be other-than-temporary.

    During the nine months ended October 31, 2001, the Company recognized a gain before income taxes of $21,108,000 in the first quarter related to its former investment in Solect Technology Group ("Solect") which was acquired by Amdocs Limited ("Amdocs") in the same period of the prior year. In the same period of the prior year, the Company recognized a gain before income taxes of $191,458,000 on the exchange of its interest in Solect. Under the terms of the exchange agreement, a certain number of Amdocs shares were put into an escrow account which were to be released upon meeting certain contingent conditions. These conditions were met during the first quarter ended April 30, 2001 and the shares were released from escrow resulting in the additional gain.

    During the nine months ended October 31, 2000, the Company recognized gains before income taxes on two transactions with its investment in Network Solutions, Inc. ("NSI"). The Company recognized a gain before income taxes of $2,390,899,000 when NSI merged with VeriSign, Inc. and recognized a gain before income taxes of $1,462,303,000 from the sale of its shares in NSI in a secondary offering which was completed in February 2000.

I–13

Note N—Commitments and Contingencies:

    As previously disclosed in the Company's 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2001 and July 31, 2001, on March 6, 2001, the Company's Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130,000,000 from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208,000,000. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia's Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. Telcordia disputes Telkom South Africa's contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing is scheduled to commence in May 2002. During the three months ended October 31, 2001, both parties commenced initial discovery efforts. Due to the early stage of the arbitration proceedings, the outcome of the arbitration is uncertain and not presently determinable. As of October 31, 2001, the total amount of receivables under the contract, net of deferred revenue, was not significant.

    The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

I–14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Since the beginning of the fiscal year, market conditions have been difficult in the telecommunications industry. In response to the downturn in the telecommunications market, our Telcordia subsidiary, which makes up the Non-Regulated Telecommunications segment, continued an involuntary workforce reduction during the three months ended October 31, 2001 to realign its staffing levels to the reduction in market demand. For the three and nine months ended October 31, 2001, we recorded a restructuring charge of $26 million and $63 million, respectively, for the reduction in workforce of which $19 million and $46 million, respectively, has been reflected in cost of revenues with the remaining balance in selling, general and administrative expenses. We do not expect market conditions to improve in the near term and anticipate that the involuntary workforce reduction initiative will continue through the end of the fiscal year.

Workforce Reduction

    As of October 31, 2001, the workforce was reduced by approximately 1,550 employees and 550 contractors across all business functions and operating units. Workforce reduction costs for the three and nine months ended October 31, 2001 consisted of special termination pension benefits of $21 million and $44 million, respectively, as well as outplacement services, extension of medical benefits and other severance benefits of $5 million and $19 million, respectively. The special termination pension benefits have been funded through Telcordia's surplus pension assets and allocated to the participants' pension accounts as appropriate. The special termination pension benefits will be paid from the pension trust as plan obligations and represent a non-cash charge to us. At the end of July 31, 2001, accrued other severance benefits were $7 million. During the three months ended October 31, 2001, we incurred an additional $5 million of other severance benefits and paid out benefits of $8 million. As a result, accrued other severance benefits were $5 million as of October 31, 2001.

Pension Plans

    For the nine months ended October 31, 2001, we also recognized a non-cash gain of $10 million for the curtailment of pension benefits. This gain was the result of the reduction in workforce which reduced the number of employees who will receive future benefits from the defined benefit pension plans. All of this gain was recognized in the three months ended July 31, 2001. For the nine months ended October 31, 2001, $8 million of the curtailment gain has been reflected in cost of revenues with the remaining balance in selling, general and administrative expenses.

Results of Operations

    Our revenues for the three and nine months ended October 31, 2001 increased 1% and 6%, respectively, over the same period of the prior year. Revenues for the three months ended October 31, 2001 were relatively flat primarily due to a decrease in revenues in our Non-Regulated Telecommunications segment offset by growth in our Regulated and Non-Regulated Other business segments.

    Regulated segment revenues as a percentage of consolidated revenues were 66% and 64% for the three and nine months ended October 31, 2001, respectively, compared to 62% and 63% for the same periods of the prior year. On an absolute basis, Regulated segment revenues increased 7% and 8% for the three and nine months ended October 31, 2001, respectively, over the same periods of the prior year as a result of growth in our traditional business areas with departments and agencies of the U.S. Government. Our growth in revenues with the U.S. Government continues to be from service type contracts which are competitively priced utilizing lower cost structures. This trend reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services market, which typically involve these lower cost service type contracts.

I–15

    Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 22% and 24% for the three and nine months ended October 31, 2001, respectively, compared to 28% and 27% for the same periods of the prior year. On an absolute basis, Non-Regulated Telecommunications revenues decreased 20% and 5% for the three and nine months ended October 31, 2001, respectively, over the same periods of the prior year. Our Non-Regulated Telecommunications segment has been affected by the difficult market conditions in the telecommunications industry. Based on current market conditions, we expect revenues in this segment to continue to decline into the next fiscal year due to continuing softness in this marketplace.

    Non-Regulated Other segment revenues as a percentage of consolidated revenues were 13% for the three and nine months ended October 31, 2001 compared to 10% for the same periods of the prior year. On an absolute basis, Non-Regulated Other segment revenues increased 26% and 31% for the three and nine months ended October 31, 2001, respectively, over the same periods of the prior year. This increase in revenues was primarily attributable to growth in our information technology outsourcing business in the United States, United Kingdom and Venezuela.

    Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At October 31, 2001, we had approximately 38,700 full-time employees compared to approximately 39,000 at October 31, 2000. Material and subcontract ("M&S") revenues were $358 million and $1,007 million for the three and nine months ended October 31, 2001, respectively, compared to $294 million and $773 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 23% and 22% for the three and nine months ended October 31, 2001, respectively, compared to 19% and 18% for the same periods of the prior year. The contract types we enter into with our customers can impact our revenues and segment operating income. The percentage of our revenues attributable to the higher risk, firm fixed-price ("FFP") contracts decreased to 34% for the nine months ended October 31, 2001 from 37% for the same period of the prior year. We assume greater performance risk on FFP contracts and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort and time-and-materials type contracts represented 31% and 29% of revenues for the nine months ended October 31, 2001 and 2000, respectively, while cost reimbursement contracts were 35% and 34% for the same periods.

    Cost of revenues as a percentage of revenues increased slightly to 80.1% and 80.0% for the three and nine months ended October 31, 2001, respectively, compared to 77.0% and 79.1% for the same periods of the prior year. For the three and nine months ended October 31, 2001, we recorded contract losses on certain FFP contracts in the Regulated segment and restructuring charges in the Non-Regulated Telecommunications segment that caused the increase in cost of revenues over the same periods of the prior year.

    Selling, general and administrative expenses ("SG&A") are comprised of general and administrative ("G&A"), bid and proposal and independent research and development ("IR&D") expenses. SG&A expenses as a percentage of revenues were 11.4% and 13.0% for the three and nine months ended October 31, 2001, respectively, compared to 15.1% and 14.6% for the same periods of the prior year. SG&A as a percentage of revenues in the Regulated and Non-Regulated Other segments decreased for the three and nine months ended October 31, 2001 compared to the same periods of the prior year. The decrease in the Regulated segment is primarily attributable to continued economies of scale and close monitoring of our SG&A costs. The decrease in the Non-Regulated Other segment is primarily attributable to decreased G&A, marketing and IR&D spending; in the prior year, we initiated new business startups in this segment which caused SG&A costs to increase. In addition, late in the fiscal year ended January 31, 2001, we sold two business units in the Non-Regulated Other segment which had high SG&A costs as a percentage of their revenues. For the three months ended October 31 2001, SG&A as a percentage of revenues in the Non-Regulated Telecommunications

I–16

segment decreased as a percentage of revenues compared to the same period of the prior year. This reflects the effect of Telcordia's cost control efforts to align its cost structure to the downturn in market conditions. For the nine months ended October 31, 2001, SG&A as a percentage of revenues increased in the Non-Regulated Telecommunications segment compared to the same period of the prior year. This increase reflects the restructuring charges taken at Telcordia to align its staff to the market conditions and increased IR&D spending early in the year.

    Regulated segment operating income, as defined in our 2001 Annual Report on Form 10-K, as a percentage of its revenues was 8.2% and 6.7% for the three and nine months ended October 31, 2001, respectively, compared to 8.0% and 7.1% for the same periods of the prior year and decreased for the nine months ended October 31, 2001 primarily due to a FFP contract loss. Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues decreased to 14.1% and 10.2% for the three and nine months ended October 31, 2001, respectively, from 15.8% and 12.7% for the same periods of the prior year, primarily due to the restructuring charges previously discussed. Our Non-Regulated Other segment operating income as a percentage of its revenues was 6.3% and 6.9% for the three and nine months ended October 31, 2001, respectively, compared to .2% and a segment operating loss for the same periods of the prior year. The increase in Non-Regulated Other segment operating income was attributable to two primary factors: the sale or dissolution of three business units in the prior fiscal year that had consistent operating losses and the improvement in segment operating income from our commercial and international information technology outsourcing business.

    Interest income of $11 million and $43 million for the three and nine months ended October 31, 2001, respectively, decreased from $25 million and $87 million for the same periods of the prior year due to lower average cash and short-term investment balances.

    Interest expense of $4 million and $14 million for the three and nine months ended October 31, 2001, respectively, remained relatively constant compared to the same periods of the prior year and primarily relates to interest on our outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable.

    Other income, net, was an expense of $105 thousand and income of $3 million for the three and nine months ended October 31, 2001, respectively, compared to income of $6 million and $13 million for the three and nine months ended October 31, 2000. Other income for the nine months ended October 31, 2001 was lower primarily because we no longer recognize our share of income on the equity method of our former investment in NSI. For the same period of the prior year, we recognized our share of income from our investment in NSI before NSI merged with VeriSign.

    Minority interest in income of consolidated subsidiaries was $4 million and $11 million for the three and nine months ended October 31, 2001, respectively, compared to $2 million and $8 million for the same periods of the prior year. We record minority interest in income for our third parties' interests in our joint venture INTESA, our joint venture AMSEC LLC and our subsidiary ANXeBusiness Corp.

    The provision for income taxes as a percentage of income before income taxes was 32.7% for the three and nine months ended October 31, 2001, respectively, compared to 23.9% and 37.4% for the same periods of the prior year. The lower overall effective tax rate for the nine months ended October 31, 2001 reflects a lower state effective tax rate, as well as the favorable resolution of certain tax positions with the California Franchise Tax Board and the Internal Revenue Service. The tax rate was also favorably impacted by higher levels of research and experimentation tax credits and charitable contributions of appreciated property. The lower effective tax rate for the three months ended October 31, 2000 was due to charitable contributions of appreciated property and other tax saving items in that quarter, as well as higher levels of research and experimentation tax credits determined in connection with the filing of the fiscal year 2000 income tax returns in that quarter.

I–17

Gain on Sale of Business Units, Net

    Gains or losses related to sales of a business unit or operating asset that generated revenue or whose operating results were included in our condensed consolidated financial statements are recorded as "Gain on sale of business units, net" and are part of operating income. We did not sell any business units or operating assets during the three months ended October 31, 2001. During the nine months ended October 31, 2001, we sold two business units and recognized a net gain before income taxes of $7 million. For the nine months ended October 31, 2000, we recognized a gain before income taxes of $30 million from the sale of a business unit at Telcordia in exchange for equity securities of a publicly traded company.

Net Gain (Loss) on Marketable Securities and Other Investments, including Impairment Losses

    Gains related to transactions from our investments that are accounted for as marketable equity or debt securities, as cost method investments or as equity method investments are recorded as "Net gain (loss) on marketable securities and other investments, including impairment losses" and are part of non-operating income or expense. Impairment losses on marketable securities and other investments from declines in fair market values that are deemed to be other-than-temporary are also recorded in this financial statement line item.

    During the three and nine months ended October 31, 2001, we recognized a net loss before income taxes of $179 thousand and $38 million, respectively, on the sale of certain marketable securities and other investments. The largest component of the net loss for the nine months ended October 31, 2001 was attributable to the sale of VeriSign shares which resulted in a loss before income taxes of $48 million. We also sold certain other investments for a net gain before income taxes of $10 million during this same period.

    As more fully described in Note G of the Notes to Condensed Consolidated Financial Statements, we are exposed to certain market risks, which are inherent in the financial instruments arising from transactions entered into in the normal course of business. Our portfolio of publicly-traded marketable equity securities is subject to market risk and there are instances where we will use derivative instruments to manage the risk of potential loss in fair value resulting from decreases in market prices. We have equity collars in place to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. We also have warrants to purchase equity securities of certain private and publicly-held companies that can be net settled. These warrants are considered derivative instruments and are not designated as hedging instruments. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, changes in the derivative instrument's fair value for fair value hedges and changes in derivative instruments not designated as hedging instruments are recognized currently in the results of operations. For the three months ended October 31, 2001, we recognized an aggregate net gain of $92 million related to our derivative instruments. Total net gain recognized for these derivative instruments for the nine months ended October 31, 2001 was $44 million.

    In accordance with our policy to assess whether an impairment loss on our marketable securities and other investments has occurred due to declines in fair market value and other market conditions, we determined that at October 31, 2001, declines in the fair market value had occurred and were deemed to be other-than-temporary. We, therefore, recorded impairment losses before income taxes of $22 million on certain of our marketable equity securities and private investments for the three months ended October 31, 2001, which results in impairment losses before income taxes of $106 million for the nine months ended October 31, 2001.

    During the nine months ended October 31, 2001, we recognized a gain before income taxes of $21 million in the first quarter related to our former investment in Solect Technology Group ("Solect") which was acquired by Amdocs Limited ("Amdocs") in the same period of the prior year. In the same

I–18

period of the prior year, we recognized a gain before income taxes of $191 million on the exchange of our interest in Solect. Under the terms of the exchange agreement, a certain number of Amdocs shares were put into an escrow account which were to be released upon meeting certain contingent conditions. These conditions were met during the first quarter ended April 30, 2001 and the shares were released from escrow resulting in the additional gain.

    During the nine months ended October 31, 2000, we recognized gains before income taxes on two transactions with our investment in Network Solutions, Inc. ("NSI"). We recognized a gain before income taxes of $2.4 billion when NSI merged with VeriSign, Inc. and recognized a gain before income taxes of $1.5 billion from the sale of our shares in NSI in a secondary offering which was completed in February 2000.

Liquidity and Capital Resources

    Our primary sources of liquidity continue to be funds provided by operations and our five-year revolving credit facility. At October 31, 2001 and January 31, 2001, we had no borrowings outstanding under our credit facility and our cash and cash equivalents and short-term investments in marketable securities totaled $1.0 billion and $1.3 billion at October 31, 2001 and January 31, 2001, respectively. Cash flows generated from operations were $212 million at October 31, 2001 compared to a use of cash of $149 million at October 31, 2000. Net cash provided by operating activities for the nine months ended October 31, 2001 consisted primarily of net income of $177 million adjusted for an increase in non-cash items aggregating $329 million, offset by $294 million used in working capital and other activities. Net cash used in working capital and other activities primarily resulted from payments of accounts payable and other accrued liabilities.

    We generated cash of $286 million from investing activities during the nine months ended October 31, 2001 compared to $774 million for the same period of the prior year. The primary source of cash for the nine months ended October 31, 2001 was proceeds from the sale of certain of our marketable equity securities and other investments. In the prior year, we received $1.6 billion in cash from the sale of NSI common stock in the February 2000 secondary offering and used $681 million to purchase investments in debt and equity securities.

    We used $810 million in cash for financing activities during the nine months ended October 31, 2001 compared to $625 million for the same period of the prior year. In the ordinary course of business, we continue to repurchase our common stock from employees upon termination, from our CODA and other retirement and profit sharing plans and participate in the quarterly stock trades as a buyer for shares being offered for sale by our stockholders. As a result, as of October 31, 2001, our common stock, additional paid-in capital and retained earnings decreased $295 thousand, $129 million and $750 million, respectively.

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

Recently Issued Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for our fiscal year beginning February 1, 2002. SFAS No. 144 supercedes and clarifies the accounting in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a

I–19

segment of a business. We do not expect adoption of SFAS No. 144 to have a material impact on our consolidated financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for our fiscal year beginning February 1, 2003, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect adoption of SFAS No. 143 to have a material impact on our consolidated financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the pooling-of-interest method no longer be used. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" until February 1, 2002 when SFAS No. 144 becomes effective. We will adopt SFAS No. 141 and SFAS No. 142 effective February 1, 2002, although certain provisions will be applied to acquisitions closed subsequent to June 30, 2001. Upon adoption, we will cease amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. As of October 31, 2001, we had goodwill of $159 million which resulted in amortization expense of $19 million for the nine months ended October 31, 2001. We have completed our evaluation of current goodwill and intangible assets and have determined that reclassifying one of our intangible assets to goodwill, upon adoption, will not have a material impact on our consolidated financial position or results of operations. In addition, we have determined that we will not reclassify any of our existing goodwill to intangible assets upon adoption. We are in the process of evaluating the effect of the transitional goodwill impairment test on our consolidated financial position and results of operations and expect to complete this evaluation by the fourth quarter ending January 31, 2002. As of October 31, 2001, we have not completed any acquisitions since June 30, 2001 that would be accounted for under the transition rules of SFAS No. 141 and SFAS No. 142.

Commitments and Contingencies

    As previously disclosed in our 2001 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2001 and July 31, 2001, on March 6, 2001, our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia's Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other

I–20

things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telcordia disputes Telkom South Africa's contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration is scheduled to commence in May 2002. During the three months ended October 31, 2001, both parties commenced initial discovery efforts. Due to the early stage of the arbitration proceedings, the outcome of the arbitration is uncertain and not presently determinable. As of October 31, 2001, the total amount of receivables under the contract, net of deferred revenue, was not significant.

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

I–21

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

    To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments. The market values for foreign exchange forward contracts are computed based upon spot rates in effect on October 31, 2001. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of October 31, 2001 are the hypothetical gains and losses associated with foreign currency risk.

    A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of October 31, 2001, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of $2.4 million.

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

    At October 31, 2001, the quoted fair value of our publicly-traded available-for-sale equity securities was approximately $745 million. The pre-tax unrealized loss from these investments was $207 million. The market risk associated with these equity investments is the potential loss in fair value resulting from a decrease in market prices. Based on our position at October 31, 2001, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity investments of approximately $75 million.

I–22

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

    As previously disclosed in our 2001 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2001 and July 31, 2001, on March 6, 2001, our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia's portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia's claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia's Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telcordia disputes Telkom South Africa's contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration is scheduled to commence in May 2002. During the three months ended October 31, 2001, both parties commenced initial discovery efforts. Due to the early stage of the arbitration proceedings, the outcome of the arbitration is uncertain and not presently determinable. As of October 31, 2001, the total amount of receivables under the contract, net of deferred revenue, was not significant.

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

I–23

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits—not applicable.

  (b)
  Reports on Form 8-K.

    During the fiscal quarter for which this report is filed, we filed the following report(s) on Form 8-K:

  (i)
  Form 8-K filed October 19, 2001, Item 5, Other events.

I–24

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Date: December 13, 2001	/s/ THOMAS E. DARCY Executive Vice President and Chief Financial Officer and as a duly authorized officer

I–25

QuickLinks

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION Condensed Consolidated Statements of Income (Unaudited, in thousands, except per share amounts)
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION Condensed Consolidated Balance Sheets (Unaudited, in thousands)
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION Notes to Condensed Consolidated Financial Statements (Unaudited)
PART II OTHER INFORMATION
SIGNATURE