Form 10-K
period 2002-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2002-04-12
CIK 353394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-12771

Science Applications

International Corporation
(Exact name of Registrant as specified in its charter)

Delaware	95-3630868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Campus Point Drive, San Diego, California	92121
(Address of Registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(858) 826-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $.01 Per Share
(Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of March 31, 2002, the aggregate market value of the voting stock held by non-affiliates of Registrant was $3,792,003,829. For the purpose of this calculation, it is assumed that the Registrant’s affiliates include the Registrant’s Board of Directors and certain of the employee benefit plans of the Registrant and its subsidiaries. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

      As of March 31, 2002, there were 202,282,457 shares of Registrant’s Class A Common Stock and 266,411 shares of Registrant’s Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

Item 1.     Business

The Company

      We provide diversified professional and technical services involving the application of scientific expertise to solve complex technical problems for government and commercial customers in the U.S. and abroad. These services frequently involve computer and systems technology.

      Our technical services consist of basic and applied research services; design and development of computer software; systems integration; systems engineering; technical operational and management support services; environmental engineering; design and integration of network systems; technical engineering and consulting support services; and development of systems, policies, concepts and programs. Our high-technology products, which we design and develop, include customized and standard hardware and software, such as automatic equipment identification technology, sensors, nondestructive imaging and security instruments.

      Through one of our subsidiaries, Telcordia Technologies, Inc., which we call “Telcordia,” we are a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry.

      We provide technical services in our key vertical market areas of “National Security,” “Health Care,” “Environment,” “Energy,” “Telecommunications,” “Information Technology” and a group of general market categories called “Other,” which includes our transportation, logistics, space and utilities business areas and information technology support to federal civil agencies.

      Our operating groups, which we call “Groups” are divided into three segments, Regulated, Non-Regulated Telecommunications and Non-Regulated Other, depending on the nature of the customers, the contractual requirements and the regulatory environment governing our services. While the Regulated, Non-Regulated Telecommunications and Non-Regulated Other segments represent the management approach for making decisions and assessing performance, our decentralized marketing approach focuses on our key vertical markets. Marketing decisions based on vertical markets are typically made at the lowest operational level.

      Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or a subcontractor to other contractors, primarily for departments and agencies of the U.S. Government, including the Department of Defense, Department of Energy, Department of Health and Human Services, Department of Justice, Department of Transportation, Department of Treasury, Department of Veterans Affairs, Environmental Protection Agency and National Aeronautics and Space Administration. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. The Regulated segment includes business from all of our vertical market areas. The percentage of our revenues attributable to the Regulated segment for fiscal years 2002, 2001 and 2000 were 64%, 62% and 59%, respectively.

      Groups in the Non-Regulated Telecommunications and the Non-Regulated Other segments provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and the Non-Regulated Other segments are not subject to specific regulatory accounting or contracting guidelines.

      Groups in the Non-Regulated Telecommunications segment are primarily involved in the telecommunications business area. For 2002, 2001 and 2000, our Telcordia subsidiary made up the Non-Regulated Telecommunications segment. The percentage of our revenues attributable to the Non-Regulated Telecommunications segment for fiscal years 2002, 2001 and 2000 were 24%, 27% and 25%, respectively.

      The Non-Regulated Other segment includes business from all of our vertical market areas except for National Security and Space (which is part of the “Other” vertical market). The percentage of our revenues attributable to the Non-Regulated Other segment for fiscal years 2002, 2001 and 2000 were 13%, 11% and

15%, respectively. For certain other financial information regarding our reportable segments and geographic areas, see Note B of the notes to consolidated financial statements on page F-13 of this Form 10-K.

      We hold and manage substantially all of our equity investment interests in publicly traded and private emerging technology companies in our wholly-owned subsidiaries, SAIC Venture Capital Corporation, which we call “SAIC Venture Capital” and Telcordia Venture Capital Corporation. In February 2000, SAIC Venture Capital sold shares of Network Solutions, Inc., which we call “NSI,” in a secondary public offering, reducing its ownership interest in NSI from 44.7% to 22.6%. NSI provides Internet domain name registration services and Intranet consulting and network design and implementation services. In June 2000, NSI merged and became a wholly-owned subsidiary of VeriSign, Inc., a publicly traded company and leading provider of Internet trust services, which we call “VeriSign.” On the effective date of the merger, we held approximately 9% of VeriSign’s outstanding shares. We subsequently sold shares of VeriSign and at the end of fiscal 2002, we held approximately 5% of VeriSign’s outstanding shares. We have equity collars in place for a majority of these equity securities in order to mitigate the risk of price fluctuations. Through fiscal year 2000, NSI was a consolidated subsidiary. Beginning in fiscal 2001, NSI was no longer consolidated in our operating results.

      We hold 60% of the common stock of a joint venture, Informática, Negocios y Tecnología, S.A., which we call “INTESA,” which was formed with Venezuela’s national oil company, Petróleos de Venezuela, S.A., which we call “PDVSA.” INTESA provides information technology services in Latin America, with its principal customer being PDVSA. We own 55% of AMSEC LLC, a joint venture that provides maintenance engineering and technical support services to the U.S. Navy and marine industry customers.

      We were originally incorporated as a California corporation in 1969 and re-incorporated as a Delaware corporation in 1984. Our principal office and corporate headquarters are located in San Diego, California at 10260 Campus Point Drive, San Diego, California 92121 and our telephone number is (858) 826-6000. All references to “we,” “us,” or “our” include, unless the context indicates otherwise, our predecessor and subsidiary corporations.

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

National Security

      We provide a wide array of national security-related technical services to our government customers primarily in the Regulated segment. These services include advanced research and technology development, systems engineering and systems integration and technical, operational and management support services. We also provide certain high-technology products, including sensors, nondestructive imaging and security instruments.

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

Information Technology

      Our information technology-related technical services include information technology outsourcing services, information protection and electronic business security services, intranet consulting, outsourcing and network design services.

Other Technical Services

      We provide technical services in transportation, space, and security systems management, including advanced traffic and intermodal freight management, material control and computer and information security, engineering support for NASA’s Space Shuttle and Space Station programs, and undersea data collection, transmission and analysis systems and services. We also provide technical services to law enforcement agencies and educational organizations.

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

      The availability of skilled employees who have the necessary education and/or experience in specialized scientific and technological disciplines remains critical to our future growth and profitability. Because of our growth and the competition for experienced personnel, it has become more difficult to meet all of our needs for these employees in a timely manner. However, these difficulties have not had a significant impact on us to date. We intend to continue to devote significant resources to recruit and retain qualified employees. We also maintain a variety of benefit programs for our employees, including retirement and bonus plans, group life, health, accident and disability insurance as well as the opportunity to participate in employee ownership. See “Business — Employees and Consultants” and “Market for Registrant’s Common Equity and Related Stockholder Matters — The Limited Market.”

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

Competition

      Our business is highly competitive, particularly in the business areas of telecommunications and information technology outsourcing in both the Non-Regulated Telecommunications and the Non-Regulated Other segments. We have a large number of competitors, some of which have been established longer and have substantially greater financial resources and larger technical staffs. We also compete with smaller, more specialized entities that are able to concentrate their resources on particular areas. In the Regulated segment, we also compete with the U.S. Government’s own in-house capabilities and federal non-profit contract research centers.

      We compete on the basis of technical expertise, management and marketing abilities and price. Our continued success is dependent upon our ability to hire and retain highly qualified scientists, engineers, technicians, management and professional personnel who will provide superior service and performance on a cost-effective basis.

Significant Customers

      During fiscal years 2002, 2001 and 2000, approximately 88%, 86% and 87%, respectively, of the revenues in the Regulated segment were attributable to prime contracts directly with a number of departments and agencies of the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. No single U.S. Government department or agency accounted for 10% or more of consolidated revenues in fiscal years 2002, 2001 and 2000.

      Telcordia historically has derived a majority of its revenues from the regional Bell operating companies, which we call “RBOCs.” The percentage of the revenues in the Non-Regulated Telecommunications segment from the RBOCs was 65% in fiscal year 2002, 62% in fiscal year 2001, and 53% in fiscal year 2000.

      During fiscal years 2002, 2001 and 2000, approximately 43%, 46% and 40%, respectively, of the revenues in the Non-Regulated Other segment were attributable to PDVSA, our partner in our INTESA joint venture. The outsourcing contract with PDVSA expires on June 30, 2002. It is uncertain whether PDVSA will renew the contract, recompete the work or take other action regarding the contract.

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

      In addition, the U.S. Government may terminate a contract for default. Although the U.S. Government has never terminated any of our contracts for default, such a termination could have a signification impact on our business. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages.

      Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments as a result of negotiations between U.S. Government representatives and us. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2000 and are not subject to further adjustment. Contract revenues for fiscal years 2001 and 2002 have been recorded in amounts which are expected to be realized upon final settlement with the U.S. Government. However, no assurance can be given that audits and adjustments for 2001 and 2002 will not result in decreased revenues or profits for those years.

Contract Type

      Our business with the U.S. Government and other customers is generally performed under cost-reimbursement, target cost and fee with risk sharing, time-and-materials, fixed-price level-of-effort or firm fixed-price contracts. Under cost-reimbursement contracts, the customers reimburse us for our direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under target cost and fee with risk sharing contracts, the customers reimburse our costs plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. If actual costs fall below the target cost, we receive a portion of the cost underrun as additional fee or profit. If actual costs exceed the target cost, our target fee and cost reimbursement are reduced by a portion of the overrun. Under time-and-materials contracts, we are paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-price level-of-effort contracts, the customer pays us for the actual labor hours provided to the customer at negotiated hourly rates up to a fixed ceiling. Under firm fixed-price contracts, we are required to provide stipulated products or services for a fixed price. Because we assume the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during contract performance could result, and in some instances has resulted, in reduced profits or losses for particular contracts.

      During fiscal years 2002, 2001 and 2000, approximately 51%, 51% and 55%, respectively, of the Regulated segment revenues were derived from cost-reimbursement contracts and approximately 16%, 15% and 14%, respectively, of the Regulated segment revenues were from firm fixed-price contracts, with the balance from time-and-materials and fixed-price level-of-effort contracts.

      During fiscal years 2002, 2001 and 2000, approximately 82%, 80% and 85%, respectively, of the Non-Regulated Telecommunications segment revenues were from firm fixed-price contracts and approximately 17%, 19% and 13%, respectively, of the Non-Regulated Telecommunications segment revenues were derived from time-and-materials and fixed-price level-of-effort contracts, with the balance from cost-reimbursement contracts.

      During fiscal years 2002, 2001 and 2000, approximately 50%, 46% and 26%, respectively, of the Non-Regulated Other segment revenues were derived from target cost and fee with risk sharing contracts and approximately 44%, 39% and 28%, respectively, of the Non-Regulated Other segment revenues were from time-and-materials and fixed-price level-of-effort contracts, with the balance from firm fixed-price and cost-reimbursement contracts.

      Any costs that we incur prior to the execution of a contract or contract amendment are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. Pre-contract costs at January 31, 2002 and 2001 were $44,299,000 and $27,141,000, respectively, for the Regulated segment; $446,000 and $2,580,000, respectively, for the Non-Regulated Telecommunications segment; and $627,000 and $806,000, respectively, for the Non-Regulated Other segment. We expect to recover substantially all of these costs; however, no assurance can be given that the contracts or contract amendments will be executed or that we will recover the related costs.

Patents and Proprietary Information

      Other than with respect to Telcordia, our technical services and products are not generally dependent upon patent protection. We claim a proprietary interest in certain of our products, software programs, methodology and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

      In the Non-Regulated Telecommunications segment, Telcordia’s patent portfolio consists of more than 900 U.S. and foreign patents. More than 200 of these patents have been licensed to organizations worldwide. Telcordia has been granted patents across a wide range of disciplines, including telecommunications transmission, services and operations, optical networking, switching, wireless communications, protocols, architecture and coding. Along with Telcordia, we actively pursue opportunities to license our technologies to third parties and evaluate potential spin-offs of our technologies.

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

      The backlog at January 31, 2002 and 2001 for the Regulated segment was approximately $1,960,000,000 and $1,991,000,000, respectively, for the Non-Regulated Telecommunications segment it was approximately $1,861,000,000 and $2,313,000,000, respectively, and for the Non-Regulated Other segment it was approximately $535,000,000 and $305,000,000, respectively. We expect that a substantial portion of our backlog at January 31, 2002 will be recognized as revenues prior to January 31, 2003. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

Employees and Consultants

      As of February 1, 2002, we employed approximately 40,400 full and part time employees. We also use consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

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

Risks Relating to Our Business

A substantial percentage of our revenue is from U.S. Government customers and the regional Bell operating companies

      We derive a substantial portion of our revenues from the U.S. Government as a prime contractor or a subcontractor. The percentage of total revenues from the U.S. Government was 58% in fiscal year 2002, 54% in fiscal year 2001 and 52% in fiscal year 2000. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover.

      Telcordia historically has derived a majority of its revenues from the RBOCs. The percentage of total Telcordia revenues from the RBOCs was 65% in fiscal year 2002, 62% in fiscal year 2001 and 53% in fiscal year 2000. With the recent downturn in the telecommunications industry, Telcordia’s business is more dependent on its business from the RBOCs and it is attempting to diversify its business by obtaining new customers. A continued downturn in the telecommunications industry and loss of business from the RBOCs could further reduce revenues and have an adverse impact on our business.

      We have made progress in our efforts to diversify our business across a greater number of customers. However, we still remain heavily dependent upon the U.S. Government as our primary customer and the RBOCs as a major source of Telcordia’s revenues. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.

We face increasing risks associated with our growing international business

      We plan for our revenues from customers outside the U.S. to continue to increase in the future. Consequently, we are increasingly subject to the risks of conducting business internationally. These risks include:

•	unexpected changes in regulatory requirements

•	tariffs

•	political and economic instability

•	unfamiliar and unknown business practices and customs

•	restrictive trade policies

•	inconsistent product regulation

•	cost of complying with a variety of laws

•	licensing requirements

      We do not know the impact that such regulatory, geopolitical and other factors may have on our business in the future. These risks may be significant for entities such as INTESA, a Venezuelan joint venture in which we own 60%. The economic and political environment in Venezuela has become more uncertain. INTESA’s primary contract is with PDVSA, Venezuela’s national oil company and our joint venture partner, to provide information technology outsourcing services. This contract expires on June 30, 2002 and it is uncertain whether PDVSA will renew the contract, recompete the work or take other action regarding the contract.

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

Our business could suffer if we lose the services of Dr. Beyster or other key personnel

      Our success to date has resulted in part from the significant contributions of our executive officers, in particular those of our founder and chief executive officer, J.R. Beyster (age 77). Dr. Beyster has been our only chief executive officer and chairman of the board since he founded the company in 1969. He also currently serves as our president. Dr. Beyster plays a key role in many aspects of our business, including marketing, operations and management. Dr. Beyster and our other executive officers are expected to continue to make important contributions to our success. The loss of Dr. Beyster or any of the other key personnel could materially affect our operations. We generally do not have long-term employment contracts with these key personnel nor do we maintain “key person” life insurance policies.

Unsuccessful resolution of the Telkom South Africa Arbitration could harm our business

      In March 2001, our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. Telcordia contends that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. In May 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia.

      Telkom South Africa contends that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On March 8, 2002, Telkom South Africa filed a notice of intention to amend its Answer and Counterclaim. The arbitrator has scheduled a preliminary hearing on April 10, 2002 to address the issues raised by Telkom South Africa’s filing. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration.

      The arbitration hearing to determine the merit of both parties’ substantive claims is currently scheduled to commence in May 2002 in Johannesburg, South Africa. Following this hearing, on a date to be established, the arbitrator will determine the damages to be awarded, if necessary. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of this arbitration is not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources.

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

      Our contract costs are subject to audits by Government agencies. The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2000 and are not subject to further adjustment. We have recorded contract revenues in fiscal years 2001 and 2002 based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

If we fail to control fixed-price or target cost and fee with risk sharing contracts, it may result in reduced profits or losses

      The percentage of our Regulated segment revenues from firm fixed-price contracts was 16% for fiscal year 2002, 15% for fiscal year 2001 and 14% for fiscal year 2000. The percentage of our Non-Regulated Telecommunications segment revenues from firm fixed-price contracts was 82% for fiscal year 2002, 80% for fiscal year 2001 and 85% for fiscal year 2000. Because we assume the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts.

      Many of our customers in the information technology outsourcing business contract on the basis of target cost and fee with risk sharing. During fiscal years 2002, 2001 and 2000, approximately 50%, 46% and 26%, respectively, of the Non-Regulated Other segment revenues were derived from target cost and fee with risk sharing contracts. Under target cost and fee with risk sharing contracts, the customers reimburse our costs plus a specified or target fee or profit; however, if our actual costs exceed the target cost, our target fee and cost reimbursement are reduced by a portion of the overrun. Failure to control costs during performance of the work could result in reduced profits for such contracts.

If we fail to recover pre-contract costs, it may result in reduced profits or losses

      Any costs we incur before the execution of a contract or contract amendment are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At January 31, 2002, we had pre-contract costs of $44,299,000 in the Regulated segment, $446,000 in the Non-Regulated Telecommunications segment and $627,000 in the Non-Regulated Other segment. We cannot assure you that contracts or contract amendments will be executed or that we will recover the related costs.

If we fail to implement our acquisition or investment strategy, our business could suffer

      We have historically supplemented our internal growth through acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisition and investment strategy poses many risks, including:

•	We may not be able to compete successfully for available acquisition candidates, complete future acquisitions and investments or accurately estimate their financial effect on our business

•	Future acquisitions, investments and joint ventures may require us to issue additional common stock, spend significant cash amounts or decrease our operating income

•	We may have trouble integrating the acquired business and retaining its personnel

•	Acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities

•	If our acquisitions or investments fail, our business could be harmed

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

Risks Relating to Our Industry

Our business could suffer if we fail to attract, train and retain skilled employees

      The availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Because of our growth and competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner. We intend to continue to devote significant resources to recruit, train and retain qualified employees; however, we cannot assure you that we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our operations.

Our failure to remain competitive could harm our business

      Our business is highly competitive, particularly in the business areas of telecommunications and information technology outsourcing in both our Non-Regulated Telecommunications and our Non-Regulated Other segments. We compete with larger companies that have greater financial resources and larger technical staffs. We also compete with smaller, more specialized entities who are able to concentrate their resources on particular areas. In the Regulated segment, we also compete with the U.S. Government’s own in-house capabilities and federal non-profit contract research centers. To continue our success, we must provide superior service and performance on a cost-effective basis to our customers.

Risks Relating to Our Stock

Because no public market exists for our stock, the ability of stockholders to sell their SAIC stock in the limited market is limited

      There is no public market for the Class A common stock. The limited market maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., permits existing stockholders to offer our stock for sale only on predetermined trade dates and only at the price determined by the board of directors. Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. Also, if there are insufficient buyers for the stock on any trade date, our stockholders may not be able to sell stock on the trade date. We are authorized but not obligated to purchase shares of Class A common stock in the limited market on any trade date. We purchased a significant amount of Class A common stock in the limited market during fiscal years 2002 and 2001. Based on the trade dates in fiscal years 2002 and 2001, we purchased 14,028,781 and 7,625,797 shares, respectively, which accounted for 88.2% and 67.7%, respectively, of the total shares purchased by all buyers in the limited market during fiscal years 2002 and 2001. We cannot assure you that we will continue to make such purchases. Accordingly, if the aggregate number of shares offered for sale exceeds the aggregate number of shares sought to be purchased by authorized buyers, and we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

The ability of stockholders to sell or transfer their common stock outside the limited market is restricted

      Our certificate of incorporation limits our stockholders’ ability to sell or transfer shares of Class A common stock in some circumstances. These restrictions include:

•	our right of first refusal to purchase shares a stockholder offers to sell to a third party other than in our limited market

•	our right to repurchase shares upon the termination of a stockholder’s employment or affiliation with us

      Employees who qualify for our Alumni Program can elect to have us defer our repurchase rights for five years.

Our stock price and the price at which all trades in the limited market occur is determined by our board of directors and is not established by market forces

      Our stock price is not determined by a trading market of bargaining buyers and sellers. Our board of directors, most of whom are stockholders, determines the price at which the Class A common stock trades by using the valuation process that includes input from an independent appraiser and a stock price formula as described under “Price Range of Class A Common Stock and Class B Common Stock.” All trades in the limited market will occur at the stock price determined by the board of directors. Our board of directors believes the stock price represents a fair market value; however, we cannot assure you that the stock price represents the value that would be obtained if our stock was publicly traded. The formula referred to on page 18, which is one part of the valuation process, does not specifically include variables reflecting all financial and valuation criteria that may be relevant. In addition, our board of directors generally has broad discretion to modify the formula. Absent changes in the market factor used in the formula, which may change from quarter to quarter as appropriate to reflect changing business, financial and market conditions, and accounting and other impacts unrelated to our value, the mechanical application of the formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price because the formula takes into account our segment operating income for the four preceding quarters.

Future returns on our common stock may be significantly lower than historical returns

      We cannot assure you that the Class A common stock will provide returns in the future comparable to those achieved historically or that the price will not decline.

Changes in our business may increase the volatility of the stock price

      The stock price could be subject to greater fluctuations in the future. This volatility is expected to result from the impact on our stock price of:

•	the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in those business areas

•	our significant investments in publicly and privately traded companies and the volatility of the price of those companies’ shares

•	the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

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

Federal legislation has been proposed that may impact our retirement plans, stock system and liquidity

      Federal legislation has been proposed that, if adopted, would impose new requirements and restrictions on certain types of retirement plans which could impact our stock system and liquidity. One version of the legislation currently under consideration would limit the level of investment a participant could hold in company stock. If legislation of this nature were adopted, it would be likely that purchases of our stock by our retirement plans would decrease and sales increase. If this occurred, the ability of our stockholders to resell their shares in the limited market may be adversely affected. In addition, reduced purchases (or increased sales) of our stock by the trustees of our retirement plans may adversely impact our liquidity and cash position. Because of the uncertainty of if, when, and in what final form such legislation may be enacted, we are unable to determine the impact this legislation might have on our retirement plans, the operation of our limited market and our liquidity and cash needs.

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

      In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known or unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement in this report is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties and risks, you are warned not to rely on the forward-looking statements. A forward-looking statement is usually identified by our use of certain terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates” or “intends,” or by discussions of strategies or intentions. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Item 2.     Properties

      As of January 31, 2002, we conducted our operations in more than 400 offices located in 43 states, the District of Columbia and various foreign countries. We occupy a total of approximately 10,900,000 square feet of space. Of this total, we own or have ownership rights in approximately 2,900,000 square feet, and the balance is leased. Our major locations are in the San Diego, California, Washington, D.C. and Piscataway, New Jersey metropolitan areas, where we occupy approximately 1,300,000 square feet, 2,500,000 square feet and 1,600,000 square feet of space, respectively.

      We own or have ownership rights in and occupy the following properties:

•	San Diego metropolitan area

-	At our primary campus location in San Diego, California, seven buildings totaling approximately 677,000 square feet of space situated on 22.2 acres of land

•	Washington, D.C. metropolitan area

-	At our McLean, Virginia campus location, a 287,000 square foot building located on 10 acres of land, and we lease, occupy and have certain rights to purchase three other buildings containing approximately 600,000 square feet of space

-	In Vienna, Virginia, three buildings totaling approximately 330,000 square feet of space on 33.74 acres of land

-	In Reston, Virginia, a 62,000 square foot building on 2.6 acres of land

•	Piscataway, New Jersey metropolitan area

-	At our Piscataway, New Jersey campus, six buildings totaling approximately 882,000 square feet of space, located on 93 acres of land, and we own an additional 28 acres of vacant land

•	Other areas

-	In Huntsville, Alabama, a 100,000 square foot building on 18 acres of land

-	In Columbia, Maryland, a 95,500 square foot building on approximately 7.3 acres of land

-	In Virginia Beach, Virginia, an 89,500 square foot building on approximately 13 acres of land

-	In Orlando, Florida, an 85,000 square foot building on 17.99 acres of land

-	In Oak Ridge, Tennessee, an 83,000 square foot building on approximately 8.4 acres of land

-	In Dayton, Ohio, two buildings totaling 79,400 square feet on 4.5 acres of land

      The nature of our business is such that there is no practicable way to relate occupied space to industry segments. We consider our facilities suitable and adequate for our present needs. See Note O of the notes to consolidated financial statements on page F-31 of this Form 10-K for information regarding commitments under leases.

Item 3.     Legal Proceedings

      As previously disclosed, our telecommunications subsidiary, Telcordia, filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France on March 6, 2001, initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia’s portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia’s claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia.

      Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On March 8, 2002, Telkom South Africa filed a notice of intention to amend their Answer and Counterclaim. The arbitrator has scheduled a preliminary hearing on April 10, 2002 to address the issues raised by Telkom South Africa’s filing. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration.

      The arbitration hearing to determine the merit of both parties’ substantive claims is currently scheduled to commence in May 2002 in Johannesburg, South Africa. Following this hearing, on a date to be established, the arbitrator will determine the damages to be awarded, if necessary. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of this arbitration is not presently determinable. As of January 31, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant. Although the ultimate outcome of this arbitration is not presently determinable, an adverse resolution could materially harm our business. For more discussion of the risk, please see “Business — Risk Factors — Risks Relating to Our Business — Unsuccessful resolution of the Telkom South Africa Arbitration could harm our business.”

      We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of votes for our 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”).

      The following is a list of the names and ages (as of March 31, 2002) of all our executive officers, indicating all positions and offices held by each such person and each such person’s principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

Name of Executive Officer	Age	Positions with the Company and Prior Business Experience

D. P. Andrews	57	Corporate Executive Vice President since January 1998 and a Director since October 1996. Mr. Andrews has held various positions with us since 1993, including serving as Executive Vice President for Corporate Development from October 1995 to January 1998. Prior to joining us, Mr. Andrews served as Assistant Secretary of Defense from 1989 to 1993.
J. R. Beyster	77	Chairman of the Board, Chief Executive Officer and a Director since the Company was founded. Dr. Beyster has served as President since June 1998.
N. E. Cox	52	Executive Vice President since July 2001. Prior to joining us, Mr. Cox served as President of Securitylink From Ameritech from 1998 to 2001, President of Ameritech — Information Industry Services from 1995 to 1998, and Vice President of Ameritech — International Operations from 1991 to 1995.

Name of Executive Officer	Age	Positions with the Company and Prior Business Experience

T. E. Darcy	51	Executive Vice President and Chief Financial Officer since October 13, 2000. Prior to joining us, Mr. Darcy was with the accounting firm of PricewaterhouseCoopers LLP from July 1973 to October 2000, where he served as partner from 1985 to October 2000.
S. P. Fisher	41	Treasurer since January 2001 and Senior Vice President since July 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President from 1997 to 2001 and Vice President from 1995 to 1997.
D. H. Foley	57	Executive Vice President since July 2000. Mr. Foley has held various positions with us since 1992, including serving as a Sector Vice President from 1992 to July 2000.
J. E. Glancy	55	Executive Vice President since April 2000 and a Director since July 1994. Dr. Glancy has held various positions with us since 1976, including serving as a Sector Vice President from 1991 to 1994 and Corporate Executive Vice President from 1994 to 2000.
J. D. Heipt	59	Corporate Executive Vice President since April 2000 and Secretary since 1984. Mr. Heipt has held various positions with us since 1979, including serving as Senior Vice President from 1984 to 1999 and Executive Vice President from 1999 to 2000.
P. N. Pavlics	41	Senior Vice President since January 1997 and Controller since 1993. Mr. Pavlics has held various positions with us since 1985, including serving as a Corporate Vice President from 1993 to January 1997.
S. D. Rockwood	58	Executive Vice President since April 1997 and a Director since 1996. Dr. Rockwood has held various positions with us since 1986, including serving as a Sector Vice President from 1987 to April 1997.
W. A. Roper, Jr.	56	Corporate Executive Vice President since April 2000. Mr. Roper served as Senior Vice President from 1990 to 1999, Chief Financial Officer from 1990 to October 2000 and Executive Vice President from 1999 to 2000.
R. A. Rosenberg	67	Executive Vice President since 1992. Mr. Rosenberg has held various positions with us since 1987, including serving as Senior Vice President from 1987 to 1989 and Sector Vice President from 1989 to 1992.
D. E. Scott	45	Senior Vice President since January 1997 and General Counsel since 1992. Mr. Scott has held various positions with us since 1987, including serving as a Corporate Vice President from 1992 to January 1997.
A. L. Slotkin	55	Executive Vice President since January 2001. Prior to joining us, Mr. Slotkin served as Executive Vice President and Chief Operating Officer of PSINet Consulting Solutions, Incorporated, a provider of internet protocol-based communications services for business, from 1999 to 2000, Senior Vice President of Cap Gemini America, a provider of information technology services, from 1997 to 1999 and Managing Partner of AT&T Solutions, a provider of consulting, integration and management services, from 1995 to 1997.

Name of Executive Officer	Age	Positions with the Company and Prior Business Experience

R. C. Smith	60	Chief Executive Officer and a Director of Telcordia since January 1998 and a Director of the Company since April 1998. Prior to joining Telcordia, Mr. Smith was the Senior Vice President Quality Development and Public Relations for Sprint Corporation, a communications company, from 1991 to January 1998.
J. P. Walkush	49	Executive Vice President since July 2000 and a Director since April 1996. Mr. Walkush has held various positions with us since 1983, including serving as a Sector Vice President from 1994 to 2000.
J. H. Warner, Jr.	61	Corporate Executive Vice President since 1996 and a Director since 1988. Dr. Warner has held various positions with us since 1973, including serving as Executive Vice President from 1989 to 1996.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

The Limited Market

      Since our inception, we have followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for any of our securities. In order to provide liquidity for our stockholders, however, we have maintained a limited secondary market which we call the “limited market,” through our wholly-owned, broker-dealer subsidiary, Bull Inc., which was organized in 1973 for the purpose of maintaining the limited market.

      The limited market permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.” Generally, there are four trade dates each year. A trade date typically occurs two weeks after our quarterly board of directors meetings, currently scheduled for January, April, July and October. All shares of Class B common stock to be sold in the limited market must first be converted into 20 times as many shares of Class A common stock. All sales are made at the prevailing price of the Class A common stock determined by the board of directors pursuant to the valuation process described below. All sellers in the limited market (other than our retirement plans and us) pay Bull, Inc. a commission currently equal to 1% of the proceeds from such sales. No commission is paid by purchasers in the limited market.

      The purchase of Class A common stock in the limited market is restricted to (i) current employees of SAIC and eligible subsidiaries who desire to purchase Class A common stock in an amount that does not exceed a pre-approved limit established by the board of directors or the operating committee of the board, (ii) current employees, consultants and non-employee directors of SAIC and eligible subsidiaries who have been specifically approved by the board of directors or the operating committee of the board to purchase a specified number of shares which may exceed the pre-approved limit, and (iii) trustees or agents of the retirement and benefit plans of SAIC and its eligible subsidiaries. These employees, consultants, directors, trustees and agents are referred to as “authorized buyers.” No one, other than these authorized buyers, is eligible to purchase Class A common stock in the limited market.

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

      We are currently authorized, but not obligated, to purchase shares of Class A common stock in the limited market on any trade date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and we, in our discretion, determine to make such purchases. This determination is not made until the trade date. In making this determination, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the under subscription in the market. Based on the trade dates in fiscal years 2002 and 2001, we purchased 14,028,781 and 7,625,797 shares, respectively, in the limited market which accounted for 88.2% and 67.7%, respectively, of the total shares purchased by all buyers in the limited market during fiscal years 2002 and 2001. Such purchases balanced the shares offered for sale by stockholders with the shares sought to be purchased by authorized buyers. There can be no assurance that we will purchase such excess shares in the future.

      During the 2002 and 2001 fiscal years, the trustees of certain of our retirement and benefit plans purchased an aggregate of 1,450,018 and 1,733,624 shares, respectively, in the limited market. These purchases accounted for approximately 9.1% and 15.4% of the total shares purchased by all buyers in the limited market during fiscal years 2002 and 2001, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A common stock.

      New federal legislation is being considered that would impact current retirement plans holding company stock. Certain versions of the legislation currently under consideration would provide participants with certain rights to diversify out of company stock or limit the level of investment a participant could invest in company stock. If legislation with such features is adopted, it could have a significant impact on the level of participation in the limited market by our retirement plans. To the extent that purchases by the trustees of our retirement and benefit plans decrease and purchases by us do not increase or decrease, the ability of stockholders to resell their shares in the limited market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the limited market on each trade date occurring during the last two fiscal years, we cannot assure you that a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any trade date will be able to do so.

      To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, we may, but are not obligated to, sell authorized but unissued shares of Class A common stock in the limited market. This determination is not made until the trade date. In making this determination, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the over subscription in the market. In fiscal years 2002 and 2001, we did not sell any shares of Class A common stock in the limited market as the number of shares sought to be purchased by authorized buyers did not exceed the number of shares offered for sale by stockholders. To the extent that we choose not to sell authorized but unissued shares of Class A common stock in the limited market, the ability of individuals to purchase shares on the limited market may be adversely affected. We cannot assure you that an individual desiring to buy shares of our Class A common stock in any future trade will be able to do so.

Price Range of Class A Common Stock and Class B Common Stock

      Our board of directors determines the price of the Class A common stock using the valuation process described below. The board of directors reviews and sets the market factor in the formula, which is set forth below and used in the valuation process, at the value which causes the formula to yield the stock price that the board believes represents a fair market value for the Class A common stock. The Class A common stock is traded in the limited market maintained by Bull, Inc. at the stock price determined by the board of directors. Our board of directors reviews the stock price at least four times each year, generally at quarterly meetings.

These meetings are currently scheduled in January, April, July and October of each year and are held approximately two weeks before the four predetermined trade dates. Our certificate of incorporation provides that the price of the Class B common stock is equal to 20 times the stock price applicable to the Class A common stock.

      The following formula is used in the valuation process:

        the price per share is equal to the sum of

(1) a fraction, the numerator of which is our stockholders’ equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur, adjusted to reflect the value of publicly traded equity securities classified as investments in marketable securities, as well as the profit or loss impact, if any, on stockholders’ equity arising from investment activities, non-recurring gains or losses on sales of business units, subsidiary common stock, or similar transactions closed, as of the valuation date (“E”), and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter (“W1”) and

(2) a fraction, the numerator of which is 5.66 multiplied by the market factor (“M” or “market factor”), multiplied by our operating income for the four fiscal quarters immediately preceding the price determination, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries (“P”), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by us in computing diluted earnings per share (“W”).

      The formula, shown as an equation, is as follows:

Stock Price	=	E W 1	+	5.66MP W

      The number of outstanding common shares and common share equivalents described above in the formula assumes that each share of Class B common stock is converted into 20 shares of Class A common stock.

      The board of directors first used a valuation formula in establishing the price of the Class A common stock in 1972. The valuation formula has periodically been modified ever since. The market factor concept was first added to the formula in 1973 and was mechanically linked to the performance of Nasdaq until 1984. The 5.66 factor was added to the formula in 1976 in connection with other modifications and has not been assessed for change since that time. The 5.66 factor was added as a constant to cause the price generated by the formula to reflect a fair market value of the Class A common stock. In 1984, the board of directors, with the assistance of an outside appraisal firm, began its current practice of establishing the value of the market factor to reflect the broad range of business, financial and market forces that also affect the fair market value of the Class A common stock.

      At its April 2001 meeting, the board of directors approved the modifications of the definitions of the “E” or the stockholders’ equity component and “P” or the earnings component of the formula, effective as of the July 2001 valuation. The revised definitions of these terms are set forth above in the discussion of the formula. Before approving these changes to the formula, the board of directors consulted with Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“HLHZ”), an independent valuation firm, and determined that these definitional changes are appropriate and that our valuation process will continue to generate a fair market value of the Class A common stock within a broad range of financial criteria. All other terms of the formula remained unchanged.

      The board of directors has broad discretion to modify the valuation process. However, the board of directors does not anticipate changing the valuation process unless:

•	a change in the formula or any other aspect of the valuation process used to value the Class A common stock is required under applicable law, or

•	in the good faith exercise of its fiduciary duties and after consultation with our independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A common stock, the board of directors, including a majority of the directors who are not our employees, determines that the valuation process no longer results in a fair market value for the Class A common stock, or

•	in the good faith exercise of its fiduciary duties, the board of directors, including a majority of directors who are not our employees, after consulting with an independent appraisal firm, determines that a change in the formula or any other aspect of the valuation process is appropriate and that the stock price established by the board of directors through the modified valuation process reflects a fair market value of the Class A common stock.

      In determining the price of the Class A common stock, the board of directors considers many relevant factors, including:

•	the performance of the general securities markets and relevant industry groups

•	our historical financial performance versus comparable public companies

•	the prospects for our future performance

•	the value of our investments

•	general economic conditions

•	valuation input from HLHZ

      In conjunction with the board of directors’ valuation process, HLHZ prepares an appraisal of the Class A common stock. The stock price and market factor, as determined by the board of directors, remain in effect until subsequently changed by the board of directors. The board of directors has authorized its stock policy committee to review the stock price during the period between meetings of the board of directors to determine whether the stock price continues to represent a fair market value, and if necessary, modify the price. If the stock policy committee considered it appropriate to modify the stock price, it would apply the same valuation process used by the board of directors. The board of directors believes that the current valuation process results in a value which represents a fair market value for the Class A common stock within a broad range of financial criteria.

      The price of the Class A common stock could be subject to significant fluctuations in the future due to a number of factors, including:

•	the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in these business areas

•	our significant investments in publicly and privately traded companies and the volatility of the price of those companies’ shares

•	the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

Stock Price Tables

      The following tables set forth information concerning the formula price for the Class A common stock, the applicable price for the Class B common stock and each of the variables contained in the formula, including the market factor, in effect for the periods beginning on the dates indicated. As indicated above, the definitions of “E” or stockholders’ equity and “P” or earnings in the formula were modified effective as of the July 2001 valuation. The data in the following table is based on the modified definitions but the data in the subsequent table is based on the definitions of the formula then in effect. The Class A common stock has been rounded to the nearest penny. There can be no assurance that the Class A common stock or the Class B common stock will in the future provide returns comparable to historical returns. See “Business — Risk Factors — Future returns on our common stock may be significantly lower than historical returns.”

					“W” or	Price	Price
		“E” or	“W1”		Weighted	Per Share	Per Share	Percentage
	Market	Stockholders’	or Shares	“P” or	Avg. Shares	of Class A	of Class B	Price
Date	Factor	Equity(1)	Outstanding(2)	Earnings(3)	Outstanding(4)	Common Stock	Common Stock	Change(5)

July 13, 2001	2.90	$3,240,228,000	238,760,127	$264,390,000	243,836,689	$31.37	$627.40	3.9%
October 12, 2001	2.90	$2,916,237,000	230,102,050	$283,936,000	237,824,353	$32.27	$645.40	2.9%
January 11, 2002	2.90	$2,711,163,000	222,177,263	$292,044,000	231,029,621	$32.95	$659.00	2.1%

(1)	“E” or Stockholders’ Equity is our stockholders’ equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur, adjusted to reflect the value of publicly traded equity securities classified as investments in marketable securities, as well as the profit or loss impact, if any, on stockholders’ equity arising from investment activities, non-recurring gains or losses on sales of business units, subsidiary common stock, or similar transactions closed, as of the valuation date.

(2)	“W1” or Shares Outstanding is the number of outstanding common shares and common share equivalents at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(3)	“P” or Earnings is our operating income for the four fiscal quarters immediately preceding the price determination, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including our equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. The aggregate amount of these items on a pre-tax basis is disclosed as “segment operating income” in our consolidated quarterly and annual financial statements filed with the SEC.

(4)	“W” or Weighted Average Shares Outstanding is the weighted average number of outstanding common shares and common share equivalents for the four fiscal quarters immediately preceding the price determination, as used by us in computing diluted earnings per share.

(5)	Value shown represents the percentage change in the price per share of Class A common stock from the prior quarterly valuation.

      The following table sets forth information concerning the formula price and the variables contained in the formula as used in the April 13, 2001 and preceding valuations.

					“W” or	Price	Price
		“E” or	“W1”		Weighted	Per Share	Per Share	Percentage
	Market	Stockholders’	or Shares	“P” or	Avg. Shares	of Class A	of Class B	Price
Date	Factor	Equity(1)	Outstanding(2)	Earnings(3)	Outstanding(4)	Common Stock	Common Stock	Change(5)

April 14, 2000	1.70	$1,830,282,000	262,311,687	$619,849,000	256,270,820	$30.25	$605.00	16.7%
July 14, 2000	0.70	$2,837,901,000	259,260,576	$1,245,976,000	258,030,351	$30.08	$601.60	(0.6%)
October 13, 2000	0.25	$3,988,351,000	253,632,224	$2,758,698,000	257,684,095	$30.87	$617.40	2.6%
January 12, 2001	0.25	$3,819,961,000	252,170,336	$2,835,930,000	255,921,172	$30.83	$616.60	(0.1%)
April 13, 2001	0.35	$3,344,157,000	242,108,532	$2,058,956,000	248,904,890	$30.20	$604.00	(2.0%)

(1)	“E” or Stockholders’ Equity is our stockholders’ equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(2)	“W1” or Shares Outstanding is the number of outstanding common shares and common share equivalents at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(3)	“P” or Earnings is our net income for the four fiscal quarters immediately preceding the price determination.

(4)	“W” or Weighted Average Shares Outstanding is the weighted average number of outstanding common shares and common share equivalents for the four fiscal quarters immediately preceding the price determination, as used by us in computing diluted earnings per share.

(5)	Value shown represents the percentage change in the price per share of Class A common stock from the prior quarterly valuation.

Holders of Class A Common Stock and Class B Common Stock

      As of March 31, 2002, there were 31,861 holders of record of Class A common stock and 178 holders of record of Class B common stock. Substantially all of the Class A common stock and the Class B common stock is owned of record by our current and former employees, directors and consultants and their respective family members and by our various employee benefit plans.

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

Item 6.     Selected Financial Data

      The following data has been derived from the audited consolidated financial statements. The consolidated balance sheet at January 31, 2002 and 2001 and the related consolidated statements of income and of cash flows for each of the three years in the period ended January 31, 2002 and notes thereto appear elsewhere in this Form 10-K. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended January 31

	2002	2001	2000	1999	1998(1)

	(Amounts in thousands, except per share data)
Revenues	$6,094,508	$5,895,678	$5,529,676	$4,740,433	$3,089,351
Cost of revenues	4,882,059	4,626,803	4,303,862	3,732,890	2,623,339
Selling, general and administrative expenses	767,264	868,504	877,633	684,905	301,093
Gain on sale of business units, net, and subsidiary common stock(2)	9,784	120,507	728,572	3,198	6,341
Net (loss) gain on marketable securities and other investments, including impairment losses(3)	(455,752)	2,656,433	2,498
Interest income	51,656	108,749	54,667	21,897	12,752
Interest expense	18,099	19,615	27,274	33,813	11,682
Other income (expense), net	11,127	24,764	(1,059)	(8,083)	(3,229)
Minority interest in income of consolidated subsidiaries	16,849	12,616	44,200	17,842	10,608
Provision for income taxes	8,846	1,219,637	441,536	137,307	73,699

Income before cumulative effect of accounting change	18,206
Cumulative effect of accounting change, net of tax	711

Net income	$18,917	$2,058,956	$619,849	$150,688	$84,794

Earnings per share:
Basic(4)	$.09	$8.76	$2.61	$.67	$.41

Diluted(4)	$.08	$8.11	$2.42	$.62	$.39

Common equivalent shares:
Basic	215,016	235,037	237,586	222,483	205,397

Diluted	228,465	253,954	256,268	241,216	219,226

	January 31

	2002	2001	2000	1999	1998

	(Amounts in thousands)
Total assets	$4,947,689	$6,092,130	$4,405,248	$3,172,546	$2,415,234
Working capital	$875,403	$1,116,539	$848,702	$369,473	$94,588
Long-term debt	$123,472	$118,746	$121,289	$143,051	$145,958
Other long-term liabilities	$302,115	$281,225	$360,362	$318,002	$313,677
Stockholders’ equity	$2,523,753	$3,344,157	$1,830,282	$1,084,602	$754,778

(1)	Telcordia was acquired in the fourth quarter of 1998; therefore, a full year of operations is not reflected.

(2)	Includes gain on sale of subsidiary stock of $698 million in 2000.

(3)	Includes impairment losses of $467 million and $1.4 billion on marketable equity securities and other private investments in 2002 and 2001, respectively, and gains of $4.1 billion from sales or exchanges of marketable equity securities and other investments in 2001.

(4)	The 2002 amount includes the cumulative effect of accounting change.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We provide diversified professional and technical services involving the application of scientific expertise to solve complex technical problems for a broad range of government and commercial customers in the U.S. and abroad. These services frequently involve computer and systems technology. Through our Telcordia Technologies, Inc. subsidiary (“Telcordia”), we are a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry.

      The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Quantitative and Qualitative Disclosures About Market Risk,” which follows, should be read in conjunction with the consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to: a decrease in or the failure to increase business with the U.S. Government, regional Bell operating companies (“RBOCs”) and international and commercial customers; our ability to continue to identify, consummate and integrate additional acquisitions; our ability to competitively price our technical services and products; the risk of early termination of U.S. Government contracts; the risk of losses or reduced profits on firm fixed-price and target cost and fee with risk sharing contracts; a failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; audits of our costs, including allocated indirect costs, by the U.S. Government; a downturn in economic conditions, limited market trade activity, legislative proposals and other uncertainties, all of which are difficult to predict and many of which are beyond our control. Given these uncertainties and risks, you are warned not to rely on such forward-looking statements. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments. Additional information about potential factors that could affect our business and financial results is included in the section titled “Risk Factors” on page 7.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, restructuring charges, estimated profitability of long-term contracts, pensions and other postretirement benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

      We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	Contract revenues — As discussed under “Contract Revenues” in Note A of the notes to consolidated financial statements, our revenues are primarily recognized using the percentage-of-completion method as described in Statement of Position 81-1, “Accounting for Performance of Construction-Type and

Certain Production-Type Contracts.” Under the percentage-of-completion method, revenues are recognized as services are performed, with performance normally measured by comparing contract costs incurred to date with total estimated costs at completion. Estimating costs at completion on these long-term contracts is complex and involves significant judgment about uncertain matters due to the long-term nature of the contract and the technical nature of our services. We have procedures and processes in place to monitor the actual progress of a project against estimates. Should the estimates indicate that we will experience a loss on the contract, we will be required to recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized which would require further adjustment in our financial statements. Any adjustment as a result of a change in estimate, whether it is a loss or an adjustment to revenue, is made on a prospective basis when events or estimates warrant an adjustment. Estimates are updated quarterly or sooner if circumstances warrant it.

•	Investments in marketable securities — As discussed under “Investments In Marketable Securities” in Note A of the notes to consolidated financial statements, our marketable equity securities are carried on the balance sheet at fair value, with changes in fair value recorded through equity. When the market value of a security falls below its cost basis and the decline is deemed to be other-than-temporary, GAAP requires the difference between cost and market value to be treated as a realized loss. Similarly, other cost method and equity method investments must be marked down if an other-than-temporary decline occurs. In determining whether a decline is other-than-temporary, management must consider a wide range of factors such as the period of time that the market value of the security or investment has been below its cost, the operating performance of the entity and our investment intent. Management judgments about these factors may impact the timing of when an other-than-temporary loss is recognized.

•	Derivative instruments — As discussed in Note E of the notes to consolidated financial statements, we use derivative instruments for risk management purposes. GAAP requires all derivative instruments to be recorded on the balance sheet as either assets or liabilities measured at fair value. Often, quoted market prices are not available, so we are required to estimate the fair value of the instruments. Fair value estimates might be provided by the counterparty to the instrument or we may use cash flow or other models to determine a fair value. In all cases, estimates and assumptions as of a specific point in time, often about future financial prices and rates that are truly continuous in nature, are required to arrive at a fair value. The estimated fair value of the derivative instruments does not necessarily reflect the future settlement amount since the fair value is calculated at various points in time using estimates, assumptions and factors relevant to that particular point in time. Because of the factors used to estimate fair value, the ultimate gain or loss on the derivative could differ from the amount recorded in the prior financial statements.

•	Pension and other postretirement benefit plans — As discussed in Note J of the notes to consolidated financial statements, we provide retiree benefits that are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Telcordia has both a defined benefit pension plan and a retiree medical plan. Calanais, our foreign subsidiary in Scotland has a defined benefit pension plan. These statements require recognition of the cost of providing these benefits over the period the employee is working. These calculations are made by an actuary and involve significant assumptions about the expected cost of the benefits and the expected return on the assets. Note J discloses the most important assumptions, which include the discount rate used to value the future obligation, the rate of future compensation increases, the expected return on plan assets and health care cost trend rate. We select these assumptions based on current and long-term views of many factors and make our best effort to select the appropriate assumptions. Changes in these key assumptions can have a significant impact on the amount of our liability to retirees, the amount we are required to fund and the amount of cost recognized in the consolidated financial statements.

Results of Operations

      Our consolidated financial statements include the accounts of all of our majority-owned and wholly-owned U.S. and international subsidiaries which are discussed in Note A of the notes to consolidated financial statements. We use the equity method to account for our investments in affiliates and corporate joint ventures where we have an ownership interest representing between 20% and 50%, or over which we exercise significant influence. In such investments and joint ventures, we recognize our proportionate share of our affiliates’ net income or loss as “Other income (expense), net” in our consolidated statements of income but do not consolidate the affiliates’ assets and liabilities. The amount of revenues we recognized from contracts with these related affiliates has not been material. Our equity investments in such affiliates are recorded on the consolidated balance sheet as “Other assets” and further discussed in Note C of the notes to consolidated financial statements.

      During 2000, our former partially-owned subsidiary NSI was consolidated in our consolidated financial statements. As a result of a series of transactions reducing our ownership in NSI at the end of 2000, including the recomposition of the NSI Board of Directors, effective at the beginning of 2001, we no longer consolidated NSI (“deconsolidation”).

      Our revenues increased 3%, 7% and 17% in 2002, 2001 and 2000, respectively, over the prior year. Adjusting 2000 revenues for the deconsolidation of NSI as described above, revenue growth was 11% in 2001. Our revenues in 2002 from our U.S. Government and non-telecommunications commercial customers increased 9% over the same period of the prior year. However, difficulties in the global telecommunications market caused our commercial telecommunications revenue to decrease 10% as further discussed below.

      We have three reportable segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other as discussed in Note B of the notes to consolidated financial statements. We assess the performance of our operating groups, which are aggregated into the three reportable segments, depending on the nature of the customers, the contractual requirements and regulatory environment governing our services. Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. Groups in the Non-Regulated Telecommunications and Non-Regulated Other segment provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and Non-Regulated Other segment are not subject to specific regulatory accounting or contracting guidelines. Groups in the Non-Regulated Telecommunications segment are primarily involved in the telecommunications business area. For 2002, 2001 and 2000, our Telcordia subsidiary made up the Non-Regulated Telecommunications segment.

      Regulated segment revenues as a percentage of consolidated revenues were 64%, 62% and 59% in 2002, 2001 and 2000, respectively, and on an absolute basis, increased 7%, 11% and 19% in 2002, 2001 and 2000, respectively. The growth in Regulated segment revenues on an absolute basis in 2002 and 2001 was lower than the prior year because we made fewer acquisitions in this segment than in prior years. In 2000, we experienced higher growth through acquisitions. Since we derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Obtaining U.S. Government contracts remains a highly competitive process. We have seen our growth in revenues with the U.S. Government continue to shift toward service type contracts which are competitively priced utilizing lower cost structures. This shift reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

      Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 24%, 27% and 25% in 2002, 2001 and 2000, respectively, and on an absolute basis, decreased 10% in 2002 and increased 15% and 12% in 2001 and 2000, respectively. The decrease in 2002 was directly attributable to the downturn in the global telecommunications market which affected Telcordia’s revenues. The growth in revenues in 2001 was primarily attributable to services provided to our customers in their response to federal communications regulatory initiatives. There were no such significant initiatives in either 2002 or 2000. Telcordia historically has derived a majority of its revenues from the RBOCs and due to the downturn in the telecommunications industry, Telcordia’s dependency on these customers has become more significant. Telcordia’s plans to diversify into new markets have been hampered by both the deterioration of the domestic Competitive Local-Exchange Carrier market and a slowdown in international carrier spending. In response to the changes in the marketplace, Telcordia continues to seek opportunities for growth but on a more focused basis. Loss of business from the RBOCs or a continued decline in the global telecommunications market could further reduce revenues and have an adverse impact on our business.

      Non-Regulated Other segment revenues as a percentage of consolidated revenues were 13%, 11% and 15% in 2002, 2001 and 2000, respectively, and on an absolute basis, increased 18% in 2002, decreased 22% in 2001 and increased 14% in 2000. The increase in 2002 in Non-Regulated Other segment revenues as a percentage of consolidated revenues and on an absolute basis was primarily attributable to growth in our commercial and international information technology outsourcing business, including our INTESA joint venture, which represented 6% of consolidated revenues in 2002. The decrease in 2001 in Non-Regulated Other segment revenues as a percentage of consolidated revenues and the reduction in revenue on an absolute basis was attributable to the deconsolidation of NSI and the sale of our TransCore business unit in 2000. Adjusting for the deconsolidation of NSI and the sale of TransCore, Non-Regulated Other segment revenues, on an absolute basis, increased 20% in 2001 and would have been 10% of consolidated revenues in 2000. The increase in Non-Regulated Other segment revenues in 2001, after adjustment, was primarily attributable to growth in our information technology outsourcing business in the United States and United Kingdom. In 2001 compared to 2000, we had lower revenues from INTESA as a result of a lower level of services required by Petroleos de Venezuela, S.A. (“PDVSA”), Venezuela’s national oil company and INTESA’s primary customer and joint venture partner. In 2000, Non-Regulated segment revenues experienced slower growth than the prior year in certain commercial and international markets in the United Kingdom, Australia and Colombia. Additionally, the TransCore business unit was sold during 2000. In order to continue our growth in this segment, we plan for our revenues from customers outside the U.S., particularly in Venezuela and the United Kingdom, to continue to increase in the future. Consequently, we are increasingly subject to the political and economic trends in these foreign countries. The political and economic environment in Venezuela is currently unstable and we are uncertain what impact, if any, this may have on INTESA’s business. The outsourcing contract with PDVSA expires on June 30, 2002. It is uncertain whether PDVSA will renew the contract, recompete the work or take other action regarding the contract.

      Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass-through of costs for material and subcontract efforts, which primarily occur on large, multi-year systems integration type contracts. At the end of 2002, we had approximately 37,700 full-time employees compared to 38,900 and 36,500 at the end of 2001 and 2000, respectively. Material and subcontract (“M&S”) revenues were $1.4 billion in 2002, $1.2 billion in 2001 and $1.1 billion in 2000. M&S revenues as a percentage of consolidated revenues increased to 23% in 2002 from 20% in 2001 and 2000.

      The following table summarizes revenues by contract type for the last three years:

	Year ended January 31

	2002	2001	2000

Contract type:
Cost-reimbursement	33%	32%	34%
Target cost and fee with risk sharing	7%	5%	4%
Time-and-materials and fixed-price level-of-effort	31%	31%	26%
Firm fixed-price	29%	32%	36%

Total	100%	100%	100%

      Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Target cost and fee with risk sharing contracts provide for the customer to reimburse our costs plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. If actual costs fall below the target cost, we receive a portion of the cost underrun as additional fee or profit. If actual costs exceed the target cost, our target fee and cost reimbursement are reduced by a portion of the overrun. Revenues from target cost and fee with risk sharing contracts have increased from 2000 to 2002 as a result of the increase in revenues in our Non-Regulated Other segment due to the growth in our commercial information technology outsourcing business, which frequently contracts on this basis. Time-and-materials (“T&M”) contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort (“FP-LOE”) contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price (“FFP”) contracts require us to provide stipulated products, systems or services for a fixed price. We assume greater performance risk on FFP contracts and our failure to accurately estimate ultimate costs or to control costs during performance of the work may result in reduced profits or loss. The decrease in revenues from FFP contracts in 2002 is a result of faster growth in our commercial information technology outsourcing business. The decrease in revenues from FFP contracts in 2001 from 2000 results primarily from the decrease in revenue growth in the Non-Regulated Other segment and the deconsolidation of NSI. Revenues from T&M and FP-LOE contracts remained constant in 2002 compared to 2001 and increased in 2001 compared to 2000 primarily in the Regulated segment as we saw a shift towards T&M type contracts from our U.S. Government customers. Revenues from T&M contracts in 2001 also increased in the Non-Regulated Telecommunications segment.

      The growth of our business is directly related to the receipt of contract awards and contract performance. We performed on 961 contracts with annual revenues greater than $1 million in 2002 compared to 851 and 762 such contracts in 2001 and 2000, respectively. These larger contracts represented 74% of our revenues in 2002, 70% in 2001 and 62% in 2000. Of these contracts, 78 contracts had individual revenues greater than $10 million in 2002 compared to 76 such contracts in 2001 and 61 in 2000. The remainder of our revenues is derived from a large number of individual contracts with revenues of less than $1 million. Although we have committed substantial resources and personnel needed to pursue and perform larger contracts, we believe we also maintain a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for our success on larger procurements.

      Cost of revenues as a percentage of revenues was 80.1% in 2002, 78.5% in 2001 and 77.8% in 2000. The increase in 2002 was primarily attributable to overruns on certain FFP contracts in the Regulated segment and to the decrease in revenues at Telcordia. Telcordia revenues have more of their associated costs in selling, general and administrative (“SG&A”). Excluding NSI’s cost of revenues because of the deconsolidation of NSI in 2001, cost of revenues as a percentage of revenues were 79.5% in 2000 compared to 78.5% in 2001. The decrease in cost of revenues as a percentage of revenues in 2001 was primarily attributable to improved operating performance in the traditional business areas with the U.S. Government in the Regulated segment offset by higher cost of revenues as a percentage of revenues in the Non-Regulated Telecommunications and Non-Regulated Other segments. In 2001, we experienced overruns on certain FFP contracts in the Non-Regulated Telecommunications segment and had lower-than-historical profit at INTESA and in certain of our commercial information technology and outsourcing businesses, which are part of the Non-Regulated Other segment.

      Selling, general and administrative expenses are comprised of general and administrative (“G&A”), bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses and included impairment losses on intangible assets of $3.1 million, $7.7 million and $50.5 million in 2002, 2001 and 2000, respectively. We assess potential impairments on intangible assets and other long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flows. The impairment loss in 2002 reduced goodwill on a small acquisition Telcordia completed at the beginning of 2002. The impairment losses in 2001 reduced goodwill and other identifiable intangible assets on four previously acquired businesses to their estimated recoverable value. Of the total impairment losses taken in 2000, $42.3 million was related to a business unit in the Non-Regulated Other segment, which was acquired in 2000 and represented less than

1% of total consolidated revenues and consolidated assets at January 31, 2000. The factors leading us to assess the recoverability of goodwill and other identifiable intangible assets of this acquisition were greater-than-expected operating losses since the time of acquisition and the loss of a major contract procurement.

      SG&A expenses as a percentage of consolidated revenues were 12.6%, 14.7% and 15.9% in 2002, 2001 and 2000, respectively. Excluding NSI in 2000 because of the deconsolidation in 2001, SG&A expenses as a percentage of consolidated revenues would have been 14.6% in 2000 and included the impairment losses discussed above. If the 2000 SG&A expenses were adjusted to exclude the effects of impairment losses, SG&A would have been 13.6% of consolidated revenues. SG&A as a percentage of revenues in the Regulated and Non-Regulated Other segment decreased in 2002 compared to 2001. The decrease in the Regulated segment’s SG&A to 5.7% in 2002 from 6.2% in 2001 is primarily attributable to continued economies of scale and close monitoring of our SG&A costs. The decrease in the Non-Regulated Other segment is primarily attributable to decreased G&A, marketing and IR&D spending; in the prior year, we initiated new business startups in this segment which caused SG&A costs to increase. In addition, late in 2001, we sold two business units in the Non-Regulated Other segment which had high SG&A costs as a percentage of their revenues. SG&A as a percentage of revenues remained relatively constant at 30.4% in the Non-Regulated Telecommunications segment in 2002 compared to 29.9% in the prior year. Telcordia started 2002 with expectations to maintain SG&A spending. As the industry decline became apparent, Telcordia took actions to reduce the workforce and eliminate non-essential spending. By the end of 2002, the effects of Telcordia’s cost control efforts resulted in keeping its overall SG&A costs aligned with its decrease in revenues for 2002.

      Regulated segment operating income as a percentage of its revenues was 6.6% in 2002, 7.4% in 2001 and 6.6% in 2000. The decrease in 2002 was primarily attributable to overruns on certain FFP contracts. The increase in 2001 over the prior year was due to overall improvements in operating performance as noted previously in the discussion of cost of revenues.

      Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues was 13.2% in 2002, 12.0% in 2001 and 13.4% in 2000, and decreased in 2001 primarily due to losses recognized on certain FFP contracts. Throughout 2002, market conditions have been difficult in the telecommunications industry and have affected Telcordia. In response to the downturn in the global telecommunications market, Telcordia had involuntary workforce reductions of 2,100 employees and 650 contractors throughout 2002 to realign its staffing levels to reduced market demand. During 2002 we recorded a restructuring charge of $85 million for the workforce reduction of which $59 million has been reflected in cost of revenues with the remaining balance in SG&A expenses. Workforce reduction costs in 2002 consisted of special termination pension benefits of $62 million as well as outplacement services, extension of medical benefits, other severance benefits and costs related to closing facilities of $23 million. The special termination pension benefits have been funded through Telcordia’s surplus pension assets and allocated to the participants’ pension accounts as appropriate. The special termination pension benefits will be paid from the pension trust as plan obligations and represent a non-cash charge. During 2002, we accrued $22 million of other severance benefits and facilities closure costs and paid out $15 million. As a result, accrued liabilities and accrued payroll and employee benefits include accrued other severance benefits and facilities closure costs still to be paid of $7 million as of January 31, 2002. We recognized a non-cash gain of $10 million for the curtailment of pension benefits related to the workforce reduction, $8 million of which is reflected in cost of revenues with the remaining balance in SG&A expenses. We do not expect market conditions to improve in the near term and while we believe we have realigned staffing levels at Telcordia, we cannot be certain that we will not have future involuntary workforce reductions. Despite the restructuring charge at Telcordia, segment operating income as a percentage of its revenues increased in 2002 as the effects of the workforce reduction and other cost control efforts were realized in the fourth quarter of 2002. Furthermore, in 2002, Telcordia did not have any material overruns on FFP contracts as it did in 2001.

      Our Non-Regulated Other segment operating income as a percentage of its revenues was 8.1% in 2002 and 2.7% in 2000. In 2001 our Non-Regulated Other segment had a slight segment operating loss that represented .1% of its revenues. The increase in 2002 compared to 2001 was attributable to two primary factors: the sale or dissolution of three business units in the prior fiscal year that had consistent operating losses, and the improvement in segment operating income from our commercial and international information technology outsourcing business, excluding INTESA. INTESA’s segment operating income as a percentage of its revenues remained constant and represented 3% of consolidated segment operating income in 2002. The loss in 2001 was primarily attributable to start-up losses in a new commercial information technology business area and operating losses from a business unit that was acquired in 2000, which we sold in the fourth quarter of 2001. In addition to these losses in 2001, INTESA also had lower operating income than 2000 as a result of reduced margins on contracts and increased SG&A expenses. Segment operating income in 2001 did not contain any operating income attributable to NSI as a result of the deconsolidation of NSI in 2001. The lower Non-Regulated Other segment operating income as a percentage of revenues in 2000 was primarily attributable to greater than expected operating losses from a business unit in the commercial information technology business area, a business that was acquired in 2000 and certain international business units.

      Interest income was $52 million, $109 million and $55 million in 2002, 2001 and 2000, respectively. The decrease in 2002 was primarily attributable to lower average cash and short-term investment balances. In 2001, the cash proceeds of $1.6 billion from the sale of NSI common stock generated interest income as those proceeds were invested. In 2000, cash proceeds of $729 million were received from the sale of NSI stock which generated additional interest income.

      Interest expense of $18 million, $20 million and $27 million in 2002, 2001 and 2000, respectively, primarily relates to interest on our outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable. The decrease in interest expense in 2002 and 2001 compared to the prior year was primarily driven by a decrease in capital lease obligations at INTESA.

      Other income, net, was $11 million in 2002 and $25 million in 2001, compared to an expense of $1 million in 2000. The decrease in 2002 was primarily attributable to lower equity income from our share of income from our unconsolidated affiliates. In 2001, prior to the merger of NSI and VeriSign, Inc. (“VeriSign”), we recognized our share of income from NSI as an unconsolidated affiliate. The increase in 2001 was primarily attributable to our share of income in NSI and other unconsolidated affiliates compared to 2000 when we had our share of losses in our unconsolidated affiliates.

      Minority interest in income of consolidated subsidiaries was $17 million, $13 million and $44 million in 2002, 2001 and 2000, respectively. We record minority interest in income for third party interests in our joint ventures, INTESA and AMSEC LLC and our subsidiary, ANXeBusiness Corp. The increase in 2002 was primarily attributable to INTESA and AMSEC LLC. The decrease in 2001 was primarily attributable to the deconsolidation of NSI. Partially offsetting the decrease in 2001 was the 45% minority interest in our AMSEC LLC joint venture, which was formed in the second quarter of 2000.

      The provision for income taxes as a percentage of income before income taxes was 32.7% in 2002, 37.2% in 2001 and 41.6% in 2000. The lower overall effective tax rate in 2002 reflects a lower state effective tax rate and the favorable resolution of certain tax positions with state and federal tax authorities. The tax rate was also favorably impacted by higher levels of research and experimentation tax credits and charitable contributions of appreciated property. The effective rate in 2001 was lower than the prior year for the same reasons as 2002 except that we still were in an on-going appeals process with the tax authorities for fiscal years 1988 through 1993 and had certain open tax positions that were not resolved. In addition, in 2001, charitable contributions of appreciated property were less than in 2002.

      Effective at the beginning of 2002, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”), which is a component of stockholders’ equity, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings and only the ineffective portion of changes in fair value ultimately impacts earnings. The adoption of SFAS No. 133 on February 1, 2001, resulted in a cumulative effect of an accounting change, net of tax, which increased net income by $711 thousand and increased OCI by $443 thousand.

Gain on Sale of Business Units, Net

      Gains or losses related to sales of a business unit or operating asset that generated revenue or whose operating results were included in our consolidated financial statements are recorded as “Gain on sale of business units, net” and are part of operating income.

      In 2002, we recognized a net gain before income taxes of $10 million from the sale of two business units and the settlement of contingent liabilities related to business units sold in 2001. In 2001, we sold certain business units and operating assets that did not fit within our strategic plan and recorded net gains of $121 million before income taxes on these business units and operating assets that were sold for cash and/or equity or debt securities of publicly traded companies. In 2000, net gains from sale of business units and operating assets were $30 million.

Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses

      Gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities, as cost method investments or as equity method investments are recorded as “Net (loss) gain on marketable securities and other investments, including impairment losses” and are part of non-operating income or expense. Impairment losses on marketable securities and other investments resulting from declines in fair market values that are deemed to be other-than-temporary are also recorded in this financial statement line item.

      In accordance with our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair market value and other market conditions, we determined that at January 31, 2002 and 2001, declines in the fair market value of VeriSign and certain of our other investments occurred and were deemed to be other-than-temporary in nature. We, therefore, recorded impairment losses of $467 million and $1.4 billion in 2002 and 2001, respectively, on these investments.

      In 2002, we recognized a net loss before income taxes of $39 million on the sale of certain marketable securities and other investments compared to a net gain before income taxes of $53 million and $3 million in 2001 and 2000, respectively. The largest component of the net loss for 2002 was the sale of VeriSign shares which resulted in a loss before income taxes of $48 million, which was partially offset by a net gain before income taxes of $9 million from the sale of certain other investments. The largest component of the net gain in 2001 was the sale of an equity interest in a French business in exchange for equity securities of a French public company.

      As more fully discussed in Note E of the notes to consolidated financial statements, we are exposed to certain market risks which are inherent in the financial instruments arising from transactions entered into in the normal course of business. Our portfolio of publicly-traded marketable equity securities is subject to market risk and there are instances where we will use derivative instruments to manage the risk of potential loss in fair value resulting from decreases in market prices. We have equity collars in place to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. These equity collars are derivative instrument transactions where we lock in a ceiling and floor price for the underlying equity security. Certain of these collars allow us to put the underlying equity shares to the collar counterparty during the term of the collar while certain other collars do not allow us to settle until the expiration of the collar. We also have warrants to purchase equity securities of certain private and publicly-held companies that at time of exercise can be net settled, which means we would receive the difference between our exercise price and fair value of the shares in additional shares. These warrants are considered derivative instruments and are not designated as hedging instruments. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, changes in the derivative instrument’s fair value for fair value hedges and changes in derivative instruments not designated as hedging instruments are recognized currently in the results of operations. We recognized an aggregate net gain of $29 million related to our derivative instruments in 2002. No gains or losses were recognized in prior years since SFAS No. 133 was effective beginning in 2002.

      In 2002, we recognized a gain before income taxes of $21 million related to our former investment in Solect Technology Group (“Solect”) which was acquired by Amdocs Limited (“Amdocs”), a publicly traded company, in 2001. In 2001, we recognized a gain before income taxes of $191 million on the exchange of our interest in Solect for an approximate 2% equity interest in Amdocs. Under the terms of the exchange agreement, a portion of the Amdocs shares were held in escrow and would only be released if certain conditions were met. In 2002, these conditions were met and the shares were released from escrow resulting in the additional gain.

      In 2001, we completed two transactions related to our former subsidiary, NSI. On February 11, 2000, NSI completed a secondary offering of 8,889,500 shares of its common stock. Of the shares sold in the offering, we sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. As a result of this transaction, we received net proceeds from the offering of $1.6 billion and recognized a gain on sale before income taxes of $1.5 billion. We also recognized a gain as a result of the shares sold by NSI by recording $132 million directly to additional paid-in capital which we have included in “Issuance of subsidiary stock” in our consolidated statement of stockholders’ equity and comprehensive income. Upon completion of this secondary offering and after giving effect to NSI’s 2-for-1 stock split, we held 16,300,000 shares of NSI common stock which represented a 22.6% interest in NSI. On June 8, 2000, NSI merged into and became a wholly-owned subsidiary of VeriSign, a publicly traded company and leading provider of Internet trust services. On the effective date of the merger, we held approximately 9% of VeriSign’s outstanding shares. As a result of this transaction, we recognized a gain before income taxes of $2.4 billion.

      In 2000, we recognized a gain before income taxes of $698 million from the sale of NSI common stock. Since NSI was consolidated in 2000, this gain was classified as a “Gain on sale of subsidiary common stock” in our consolidated financial statements. The gain resulted from a secondary offering of 4,580,000 shares of NSI common stock completed on February 12, 1999. Of the shares sold in the offering, we sold 4,500,000 shares at $170 per share and received proceeds, net of underwriter’s commissions, of $729 million.

Liquidity and Capital Resources

      Our primary sources of liquidity continue to be funds provided by operations and our five-year revolving credit facility which expires in August 2002. We expect new credit facility arrangements to be completed during the second quarter ending July 31, 2002. Due to current market conditions, the pricing terms of the new credit facility are expected to be less favorable than the current credit facility.

      Besides funds from operations and our credit facility, the proceeds from the sale of NSI common stock in February 2000 provided an additional source of liquidity for us in 2001. At January 31, 2002 and 2001, there were no borrowings outstanding under the credit facility and cash and cash equivalents and short-term investments totaled $1.2 billion and $1.3 billion, respectively. Cash flows generated from operating activities were $663 million in 2002 compared to $171 million in 2001 and $434 million in 2000. Net cash provided by operating activities in 2002 consisted primarily of net income of $19 million adjusted for an increase in non-cash items aggregating $758 million, offset by $114 million used in working capital and other activities. Net cash used in working capital and other activities primarily resulted from payments of accounts payable and income taxes. Cash flows generated in 2001 decreased primarily as a result of income taxes paid of $710 million compared to $481 million in 2000.

      Our investing activities generated cash flows of $243 million in 2002 and $749 million in 2001 compared to a use of cash of $7 million for investing activities in 2000. In 2002, we generated cash primarily from the sale of short-term marketable securities. We also decreased our capital expenditures and the level of investments in private companies by our subsidiary, SAIC Venture Capital Corporation. In 2001, our largest source of cash came from our sale of NSI common stock from which we received $1.6 billion in cash. During 2001, we used $682 million of this cash to buy short-term investments, which are managed as portfolios by outside investment managers, and made investments in publicly traded companies and private emerging technology companies. In 2000, we used $445 million for these same investment activities. In 2000, excluding the proceeds of $729 million from the sale of NSI common stock and $120 million from the sale of debt and equity securities and other private investments, net cash flows spent on investing activities were $842 million. With a portion of the proceeds from the sale of NSI common stock, we spent $243 million on business acquisitions and purchased marketable securities and made investments in private emerging technology companies in 2000. We intend to continue to acquire other businesses and make investments in publicly traded and private emerging technology companies in the future. Capital expenditures for property, plant and equipment were $127 million, $147 million and $166 million in 2002, 2001 and 2000, respectively, and are expected to be approximately $95 million for 2003. Our equity collars may provide a source of cash if we deliver the underlying equity shares at their expiration or settlement.

      We used cash of $1.1 billion, $938 million and $144 million for financing activities in 2002, 2001 and 2000, respectively. The increase in 2002 in the use of cash for financing activities was primarily attributable to repurchases of our common stock. In 2002, we repurchased $189 million of common stock from employees upon their termination compared to $134 million in 2001 and $65 million in 2000. We also repurchased $338 million, $429 million and $43 million of our common stock from our 401(k) and retirement and profit sharing plans (collectively referred to as “the Plans”) in 2002, 2001 and 2000, respectively. In 2001, we enacted a provision of our 401(k) plans which required terminated participants to transfer their assets out of the SAIC stock funds. Prior to this point in time, participants who had terminated were not required to transfer their assets out of the SAIC stock funds. As a result, we had an unusually high level of repurchases from the Plans in 2001. In 2002, we provided our participants in the Plans with a limited window in which to exchange out of the non-exchangeable SAIC stock funds, which resulted in increased repurchases from the Plans. Although we have no obligation to make such purchases, we purchased stock in recent quarterly stock trades in which more shares were offered for sale than the aggregate number of shares sought to be purchased by authorized buyers. We repurchased $550 million of common stock in the quarterly trades and in other stock transactions with active employees in 2002 compared to $364 million in 2001 and $72 million in 2000.

      There is no public market for our Class A common stock. As more fully described in the “Limited Market” discussion on page 16 of this Form 10-K, a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.” Generally, there are four trade dates each year. All sales are made at the prevailing price of the Class A common stock determined by the board of directors pursuant to the valuation process described on page 17 of this Form 10-K. If there are insufficient buyers for the stock on any trade date, our stockholders may not be able to sell stock on the trade date. We are authorized but not obligated to purchase shares of Class A common stock in the limited market on any trade date. We cannot assure you that we will continue to make such purchases. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

      We expect our existing cash, cash equivalents, short-term investments, cash flows from operations and borrowing capacity to provide sufficient funds for our operations, common stock repurchases and capital expenditures. In addition, we expect to finance acquisitions and equity investments in the future with cash from operations and our borrowing capacity.

      Federal legislation has been proposed that, if adopted, would impose new requirements and restrictions on certain types of retirement plans which could impact our stock system and liquidity. One version of the legislation currently under consideration would limit the level of investment a participant could hold in company stock. If legislation of this nature were adopted, it would be likely that purchases of our stock by our retirement plans would decrease and sales increase. If this occurred, the ability of our stockholders to resell their shares in the limited market may be adversely affected. In addition, reduced purchases or increased sales of our stock by the trustees of our retirement plans may adversely impact our liquidity and cash position. Because of the uncertainty of if, when, and in what final form such legislation may be enacted, we are unable to determine the impact this legislation might have on our retirement plans, the operation of our limited market and our liquidity and cash needs.

Commitments and Contingencies

      As discussed in Note O of the notes to consolidated financial statements, we have two operating leases, which are structured as synthetic leases, on land and buildings where we have a purchase option at the end of the initial lease term. At the end of the initial lease term for each of these operating leases, we will evaluate whether to purchase or extend the lease of the building. If we decide not to renew the leases, both of which expire in August 2003, we would pay $91 million to purchase the buildings. This contingent liability has not been reflected in the consolidated balance sheet pursuant to GAAP, but could affect future cash requirements if we decided to purchase the buildings. In anticipation of refinancing by either renewing these leases or purchasing the land and buildings and to take advantage of the recent favorable interest rate environment, in January 2002, we entered into four forward starting interest rate swap agreements. Using the swap agreements, we are managing our overall related future net cash outflow to be a fixed amount starting in September 2003 through August 2008. In refinancing these leases, we expect to make payments to a third party lessor or third party lender based on a variable interest rate. Under the terms of the swap agreements, we will either pay to or receive an amount from the swap agreements’ counterparty which will effectively make our net cash outflow a fixed amount. These agreements are considered derivative instruments and accounted for under SFAS No. 133 as previously discussed in the Critical Accounting Policies section and Note E of the notes to consolidated financial statements.

      We provide equipment financing for the U.S. Government through an arrangement from an unrelated leasing company in which we lease equipment under an operating lease for use on federal contracts. Because federal contracts are subject to annual renewals, we have the right to terminate these leases with the leasing company should the U.S. Government terminate its contract with us for convenience, non-renewal or lack of funding. If the U.S. Government terminated its contract with us for default or non-performance, we would be liable for the remaining lease payments. The maximum contingent lease liability remaining under these arrangements is $3 million as of January 31, 2002. This contingent liability has not been recorded in the consolidated financial statements pursuant to GAAP.

      We have guaranteed $5 million, which is 50% of a line of credit for our 50% owned joint venture, Data Systems and Solutions, LLC, which we account for using the equity method. In another of our investments in affiliates accounted for using the equity method, we are an investor in Danet Partnership GBR (“GBR”), a German partnership. GBR has an internal equity market similar to our limited market. We are required to provide liquidity rights to the other GBR investors in certain circumstances, namely (i) when there are more sellers than buyers in the internal market and the investor who is selling is withdrawing from GBR or (ii) in the case of a change in control where we become the majority investor of GBR. These rights allow only the withdrawing investors in the absence of a change in control and all GBR investors in the event of a change of control to put their GBR shares to us in exchange for the current fair value of those shares. We may pay the put price in shares of SAIC common stock or cash. We do not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which we cannot with any certainty determine will occur. The maximum potential obligation, if we assume all the current GBR employees are withdrawing from GBR, would be $23 million as of January 31, 2002. If we were to incur the maximum obligation and purchase all the shares outstanding from the other investors, we would then own 100% of GBR.

      Our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia’s portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia’s claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On March 8, 2002, Telkom South Africa filed a notice of intention to amend their Answer and Counterclaim. The arbitrator has scheduled a preliminary hearing on April 10, 2002 to address the issues raised by Telkom South Africa’s filing. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing to determine the merit of both parties’ substantive claims is currently scheduled to commence in May 2002 in Johannesburg, South Africa. Following this hearing, on a date to be established, the arbitrator will determine the damages to be awarded, if necessary. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of this arbitration is not presently determinable. As of January 31, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

      We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

      In response to the Securities and Exchange Commission Financial Reporting Release No. 61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide the following table which summarizes our contractual obligations and other commercial commitments. For contractual obligations, we included payments that we have a legal and binding obligation to make. For other commercial commitments, we included items where an existing arrangement commits us to a potential payment contingent on an uncertain future event. The future event may or may not occur and, in certain cases, we are not able to determine the likelihood of its occurrence. All the amounts included in the table below are more fully described in Notes I, L, O and P of the notes to consolidated financial statements.

	Payments Due by Fiscal Year

	2003	2004-2005	2006-2007	2008 and After	Total

	(Amounts in thousands)
Contractual obligations:
Long-term debt(1)	$23,309	$17,822	$17,856	$106,838	$165,825
Capital and operating lease obligations	137,578	146,919	34,642	19,297	338,436
Unconditional purchase obligations(2)	589	2,111	2,216		4,916
Other long-term obligations(3)		8,681	12,256	100,203	121,140

Total contractual obligations	$161,476	$175,533	$66,970	$226,338	$630,317

	Amount of Contingencies by Fiscal Year

	2003	2004-2005	2006 and After	Total

	(Amounts in thousands)
Other commercial commitments:
Standby letters of credit	$20,683	$14,719	$905	$36,307
Guarantees	5,000	2,700		7,700
Other commercial commitments(4)	62,954	45,147	451	108,552

Total commercial commitments	$88,637	$62,566	$1,356	$152,559

(1)	Includes interest payments.

(2)	Includes obligations to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

(3)	As previously discussed and disclosed in Note O of the notes to consolidated financial statements, the operating leases for certain facilities will terminate in August 2003. While we have not decided whether we would renew the lease or purchase the land and buildings under these leases, for purposes of this table, we have assumed that we will purchase the land and buildings using five-year debt.

(4)	Includes amount of $78 million potentially payable for surety bonds as disclosed in Note P of the notes to consolidated financial statements, $23 million payable to purchase stock of GBR as discussed previously and in Note P of the notes to consolidated financial statements, $4 million payable to those former employees who held shares distributed from our Employee Stock Retirement Plan that bear a limited put option as of January 31, 2002 as more fully discussed in Note I of the notes to consolidated financial statements and $3 million payable on equipment financing for the U.S. Government as previously discussed and in Note O of the notes to consolidated financial statements.

Recently Issued Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for our fiscal year which began February 1, 2002. SFAS No. 144 supercedes and clarifies the accounting in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Adoption of SFAS No. 144 on February 1, 2002 did not have a material impact on our consolidated financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which will be effective for our fiscal year beginning February 1, 2003, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect adoption of SFAS No. 143 to have a material impact on our consolidated financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the pooling-of-interest method no longer be used. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. Identifiable intangible assets were amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” through February 1, 2002 when SFAS No. 144 became effective. We adopted SFAS No. 141 and SFAS No. 142 on February 1, 2002, although certain provisions were applied to acquisitions closed subsequent to June 30, 2001. Effective February 1, 2002, we ceased amortizing all goodwill. As of January 31, 2002, we had goodwill of $150 million. Implementing the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $25 million in 2003. As part of implementing these new statements, we evaluated our current goodwill and intangible assets and reclassified one intangible asset of $1.5 million as goodwill. We did not reclassify any of our previously recorded goodwill as an intangible asset. We completed an evaluation of our goodwill for the transitional goodwill impairment test and determined that we will not have a transitional goodwill impairment charge. In 2002, two small acquisitions with an aggregate purchase price of $1.3 million were completed after June 30, 2001 under the transition rules of SFAS No. 141 and SFAS No. 142.

Effects of Inflation

      Our cost-reimbursement type contracts are generally completed within one year. As a result, we have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term FFP and T&M type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy, net income as a percentage of revenues has not been significantly impacted by inflation. As we expand our business into international markets and highly inflationary economies, movements in foreign currency exchange rates may impact our results of operations. Currency exchange rate fluctuations may also affect our competitive position in international markets as a result of their impact on our profitability and the pricing offered to our non-U.S. customers.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to certain market risks which are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily in the interest rate, foreign currency and equity price areas. The following information about our market sensitive financial instruments contains forward-looking statements.

      Interest Rate Risk — Our exposure to market risk for changes in interest rates relates primarily to our investment portfolios, short-term and long-term receivables, interest rate swaps and long-term debt obligations.

      We have established investment policies to protect the safety, liquidity and after-tax yield of invested funds. These policies establish guidelines on acceptable instruments in which to invest and maximum maturity dates. They also require diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments. We do not authorize the use of derivative financial instruments in our managed short-term investment portfolios. Our policy requires that all investments mature in four years or less. Strategic investments may have characteristics that differ from those described above.

      We primarily enter into debt obligations to support capital expenditures, working capital needs and merger and acquisition activities.

      As more fully described in Note E of the notes to consolidated financial statements, in certain instances we use interest rate swap agreements to manage future expected cash outflows. Our derivative policies authorize the use of swap agreements to hedge interest rate risks related to payments based on variable interest rates.

      The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, short-term and long-term receivables and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates. For the interest rate swap agreements, the table presents the notional amount and weighted-average interest rates by contractual maturity date. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts.

								Estimated
								Fair Value
								January 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002

	(Amounts in thousands)
Assets
Cash equivalents
Fixed rate (USD)	$74,902						$74,902	$74,902
Average interest rate	1.89%
Variable rate (USD)	$350,488						$350,488	$350,488
Average interest rate	1.99%
Fixed rate (GBP)(1)	$31,112						$31,112	$31,112
Average interest rate	3.86%
Short-term investments
Fixed rate (USD)	$156,868	$122,482	$40,671	$892			$320,913	$320,913
Average interest rate	3.89%	4.98%	5.37%	5.97%
Variable rate (USD)	$240,061	$27,782	$18,140				$285,983	$285,983
Average interest rate	2.67%	2.16%	2.01%
Long-term investments
Fixed rate (USD)	$1,412		$583			$3,065	$5,060	$5,060
Average interest rate	8.78%		7.28%			6.00%
Short-term receivables
Fixed rate (USD)	$5,294	$25					$5,319	$5,319
Average interest rate	8.15%	7.00%
Fixed rate (EUR)(2)	$45						$45	$45
Average interest rate	10.00%
Liabilities
Long-term debt
Fixed rate (USD)	$1,588	$81	$85	$91	$96	$100,325	$102,266	$100,771
Average interest rate	8.23%	8.25%	8.26%	8.26%	8.26%	8.26%
Variable rate (USD)	$200	$240	$260	$280	$300	$5,070	$6,350	$6,350
Average interest rate	4.49%	4.49%	4.49%	4.49%	4.49%	4.49%
Interest Rate Derivatives
Interest rate swap agreements
Variable to fixed (USD)						$90,500	$90,500	$75
Average pay rate		5.98%	5.98%	5.98%	5.98%	5.98%
Average receive rate		6.00%	6.00%	6.00%	6.00%	6.00%

(1)	British pound denominated

(2)	Euro denominated

      Foreign Currency Risk — Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. The currencies hedged as of January 31, 2002 are the British pound, Canadian dollar, Euro and U.S. dollar. We do not use foreign currency derivative instruments for trading purposes.

      To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments. The fair values for foreign exchange forward contracts are estimated using spot rates in effect on January 31, 2002. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 2002 are the hypothetical gains and losses associated with foreign currency risk.

      A 10% adverse movement in levels of foreign currency exchange rates relative to the U.S. dollar as of January 31, 2002, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts by approximately $1 million.

      Equity Price Risk — We are exposed to equity price risks on our strategic investments in publicly-traded equity securities, which are primarily in the high-technology market. We use equity collars to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. Equity collars are derivative instrument transactions where we lock in a ceiling and floor price for the underlying equity security. This minimizes our risk of loss since we locked in a floor price. These derivative instruments have been designated as fair value hedges of the underlying marketable equity securities and, therefore, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings.

      At January 31, 2002, the quoted fair value of our publicly-traded available-for-sale equity securities was approximately $687 million. The market risk associated with these equity investments is the potential loss in fair value that would result from a decrease in market prices. Based on our position at January 31, 2002, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity investments, which have been recorded on the balance sheet, of approximately $69 million. However, the equity collars we have in place would offset a portion of the decrease in fair value of the equity securities that are hedged by these collars. Based on the fair value of the equity collars of $223 million at January 31, 2002, a 10% decrease in the fair value of the underlying equity securities, with all other variables in the collar valuation model held constant, would result in an increase in fair value of the equity collars of $38 million.

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

      For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Form 10-K. For information with respect to our directors, see “Election of Directors” appearing in the 2002 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 11.     Executive Compensation

      For information with respect to executive compensation, see the information set forth under the captions “Directors’ Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2002 Proxy Statement, which information (except for the information under the sub-captions “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation”) is incorporated by reference into this Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Beneficial Ownership of the Company’s Securities” in the 2002 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 13.     Certain Relationships and Related Transactions

      For information with respect to the interests of our management and others in certain transactions, see the information set forth under the caption “Certain Relationships and Related Transactions” in the 2002 Proxy Statement, which information is incorporated by reference into this Form 10-K.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of the report:

1. Financial Statements

Our Consolidated Financial Statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit
Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation of Registrant, as amended August 31, 1999. Incorporated by reference to Exhibit 3.1 to Registrant’s Post-Effective Amendment No. 2 to Form 8-A as filed September 13, 1999 with the SEC.
3(b)	Bylaws of Registrant, as amended through January 14, 2000. Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 (the “2000 10-K”).
4(a)	Form of Indenture between Registrant and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to Form S-3 Registration Statement No. 333-37117, filed on November 19, 1997.
10(a)*	Registrant’s Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Registrant’s Proxy Statement for the 1999 Annual Meeting of Stockholders as filed April 29, 1999 with the SEC (the “1999 Proxy”).
10(b)*	Registrant’s Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001 as filed with the SEC on April 17, 2001 (the “2001 10-K”).
10(c)*	Registrant’s Management Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(c) to the 2001 10-K.
10(d)*	Registrant’s 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to the 2000 10-K.
10(e)*	1995 Stock Option Plan, as amended through October 2, 1996. Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the “1998 10-K”).
10(f)*	Registrant’s Keystaff Deferral Plan, as amended through January 3, 2001. Incorporated by reference to Exhibit 10(f) to the 2001 10-K.
10(g)*	Registrant’s Key Executive Stock Deferral Plan, as amended through January 3, 2001. Incorporated by reference to Exhibit 10(g) to the 2001 10-K.
10(h)*	Form of Alumni Agreement. Incorporated by reference to Exhibit 4(w) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

Exhibit
Number	Description of Exhibit

10(i)	Credit Agreement (multi-year facility) with Bank of America NT&SA, Morgan Guaranty Trust Company, Citicorp USA, Inc. and other financial institutions dated as of August 20, 1997. Incorporated by reference to Exhibit 10(d) to the Form 10-Q for the fiscal quarter ended July 31, 1997.
10(j)*	Employment Agreement dated December 18, 1997 between Registrant and R.C. Smith, as amended on February 2, 1998. Incorporated by reference to Exhibit 10(l) to the 1998 10-K.
10(k)*	Registrant’s 1998 Stock Option Plan. Incorporated by reference to Annex I to Registrant’s Proxy Statement for the 1998 Annual Meeting of Stockholders as filed May 28, 1998 with the SEC.
10(l)*	Registrant’s 2001 Employee Stock Purchase Plan.
21	Subsidiaries of Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Houlihan Lokey Howard & Zukin Financial Advisors, Inc.

*	Executive Compensation Plans and Arrangements

      (b) Reports on Form 8-K in the fourth quarter of the fiscal year ended January 31, 2002:

      A Report on Form 8-K was filed on January 16, 2002. Disclosure was made under Item 5 — Other Events.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ J. R. BEYSTER

J. R. Beyster
Chairman of the Board and
Chief Executive Officer

Dated: April 12, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. R. BEYSTER J. R. Beyster	Chairman of the Board and Principal Executive Officer	April 12, 2002

/s/ T. E. DARCY T. E. Darcy	Principal Financial Officer	April 12, 2002

/s/ P. N. PAVLICS P. N. Pavlics	Principal Accounting Officer	April 12, 2002

/s/ D. P. ANDREWS D. P. Andrews	Director	April 12, 2002

/s/ W. H. DEMISCH W. H. Demisch	Director	April 12, 2002

/s/ D. W. DORMAN D. W. Dorman	Director	April 12, 2002

/s/ J. E. GLANCY J. E. Glancy	Director	April 12, 2002

/s/ B. R. INMAN B. R. Inman	Director	April 12, 2002

/s/ A. K. JONES A. K. Jones	Director	April 12, 2002

Signature	Title	Date

/s/ H. M. J. KRAEMER, JR. H. M. J. Kraemer, Jr.	Director	April 12, 2002

/s/ C. B. MALONE C. B. Malone	Director	April 12, 2002

/s/ S. D. ROCKWOOD S. D. Rockwood	Director	April 12, 2002

/s/ R. C. SMITH, JR. R. C. Smith, Jr.	Director	April 12, 2002

/s/ M. E. TROUT M. E. Trout	Director	April 12, 2002

/s/ J. P. WALKUSH J. P. Walkush	Director	April 12, 2002

/s/ J. H. WARNER, JR. J. H. Warner, Jr.	Director	April 12, 2002

/s/ J. A. WELCH J. A. Welch	Director	April 12, 2002

/s/ A. T. YOUNG A. T. Young	Director	April 12, 2002

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

      All other financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Science Applications International Corporation:

      We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and its subsidiaries (the “Company”) as of January 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed on page F-37. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2002 and 2001, and the results of its operations and its cash flows for the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note A to the consolidated financial statements, effective February 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities to conform with statement of Financial Accounting Standards No. 133, as amended.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 25, 2002

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31

	2002	2001	2000

	(In thousands, except per share amounts)
Revenues	$6,094,508	$5,895,678	$5,529,676
Costs and expenses:
Cost of revenues	4,882,059	4,626,803	4,303,862
Selling, general and administrative expenses	767,264	868,504	877,633
Gain on sale of business units, net	(9,784)	(120,507)	(30,198)
Gain on sale of subsidiary common stock			(698,374)

Operating income	454,969	520,878	1,076,753

Non-operating income (expense):
Net (loss) gain on marketable securities and other investments, including impairment losses	(455,752)	2,656,433	2,498
Interest income	51,656	108,749	54,667
Interest expense	(18,099)	(19,615)	(27,274)
Other income (expense), net	11,127	24,764	(1,059)
Minority interest in income of consolidated subsidiaries	(16,849)	(12,616)	(44,200)

Income before income taxes	27,052	3,278,593	1,061,385
Provision for income taxes	8,846	1,219,637	441,536

Income before cumulative effect of accounting change	18,206	2,058,956	619,849
Cumulative effect of accounting change, net of tax (Note A)	711

Net income	$18,917	$2,058,956	$619,849

Earnings per share:
Basic:
Before cumulative effect of accounting change	$.08	$8.76	$2.61
Cumulative effect of accounting change, net of tax	.01

	$.09	$8.76	$2.61

Diluted, before and after cumulative effect of accounting change	$.08	$8.11	$2.42

Common equivalent shares:
Basic	215,016	235,037	237,586

Diluted	228,465	253,954	256,268

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$480,004	$644,492
Restricted cash	4,845	12,665
Short-term investments in marketable securities	708,945	701,750
Receivables, net	1,238,789	1,355,713
Prepaid expenses and other current assets	97,559	92,939
Deferred income taxes	56,192	93,775

Total current assets	2,586,334	2,901,334
Property, plant and equipment	555,340	535,524
Intangible assets	184,581	225,924
Long-term investments in marketable securities	815,548	1,676,621
Prepaid pension assets	546,137	540,113
Other assets	259,749	212,614

	$4,947,689	$6,092,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,068,220	$1,173,569
Accrued payroll and employee benefits	384,548	399,025
Income taxes payable	220,869	180,304
Notes payable and current portion of long-term debt	37,294	31,897

Total current liabilities	1,710,931	1,784,795
Long-term debt, net of current portion	123,472	118,746
Deferred income taxes	254,216	538,567
Other long-term liabilities	302,115	281,225
Commitments and contingencies (Note P)
Minority interest in consolidated subsidiaries	33,202	24,640
Stockholders’ equity:
Class A Common Stock, $.01 par value	1,993	2,202
Class B Common Stock, $.05 par value	13	14
Additional paid-in capital	1,550,716	1,393,600
Retained earnings	956,042	1,918,253
Other stockholders’ equity	(56,309)	(41,694)
Accumulated other comprehensive income	71,298	71,782

Total stockholders’ equity	2,523,753	3,344,157

	$4,947,689	$6,092,130

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock

	Class A		Class B

	1,000,000,000		5,000,000
	shares		shares				Other	Accumulated
	authorized		authorized		Additional		stock-	other
					paid-in	Retained	holders’	comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	equity	income(loss)	income

	(In thousands)
Balance at February 1, 2000	226,387	$2,264	303	$15	$834,757	$271,379	$(23,928)	$115
Net income						619,849			$619,849
Other comprehensive income								71,889	71,889
Issuances of common stock	16,655	167			196,711
Repurchases of common stock	(6,963)	(70)	(7)		(34,979)	(184,930)
Income tax benefit from employee stock transactions					71,071
Stock compensation					3,231
Unearned stock compensation							(7,879)
Issuance of subsidiary stock					11,936
Dividends on subsidiary preferred stock						(1,736)
Net payments on notes receivable for sales of common stock							420

Balance at January 31, 2000	236,079	2,361	296	15	1,082,727	704,562	(31,387)	72,004	$691,738

Net income						2,058,956			$2,058,956
Other comprehensive loss								(222)	(222)
Issuances of common stock	18,044	180			197,758
Repurchases of common stock	(33,928)	(339)	(16)	(1)	(135,511)	(845,265)
Income tax benefit from employee stock transactions					106,185
Stock compensation					860
Unearned stock compensation							(10,385)
Issuance of subsidiary stock					141,581
Net payments on notes receivable for sales of common stock							78

Balance at January 31, 2001	220,195	2,202	280	14	1,393,600	1,918,253	(41,694)	71,782	$2,058,734

Net income						18,917			$18,917
Other comprehensive loss								(484)	(484)
Issuances of common stock	16,095	161			193,523
Repurchases of common stock	(36,999)	(370)	(13)	(1)	(172,381)	(981,128)
Income tax benefit from employee stock transactions					120,811
Stock compensation					2,496
Unearned stock compensation							(14,719)
Issuance of subsidiary stock					12,667
Net payments on notes receivable for sales of common stock							104

Balance at January 31, 2002	199,291	$1,993	267	$13	$1,550,716	$956,042	$(56,309)	$71,298	$18,433

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$18,917	$2,058,956	$619,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,746	188,235	187,147
Non-cash compensation	71,861	84,788	72,176
Non-cash restructuring charge	61,780
Pension curtailment gain	(10,210)
Impairment losses on marketable securities	466,837	1,441,020
Gain on derivative instruments	(29,020)
Loss on impaired intangible assets	3,100	7,743	50,518
Equity in (income) loss of unconsolidated affiliates	(2,691)	(6,047)	6,123
Minority interest in income of consolidated subsidiaries	16,849	12,616	44,200
Other non-cash items	849	2,861	1,553
Gain on sale of business units, net	(9,784)	(120,507)	(30,198)
Loss (gain) on sale of marketable securities and other investments	17,935	(4,097,453)	(2,498)
Loss on disposal of property, plant and equipment	6,270	6,170	6,960
Gain on sale of subsidiary common stock			(698,374)
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	119,270	(53,075)	(134,637)
Prepaid expenses and other current assets	(3,030)	55,880	(67,725)
Progress payments	(3,235)	(1,565)	(1,954)
Deferred income taxes	(254,465)	403,444	(89,550)
Other assets	(62,392)	(46,706)	(13,390)
Accounts payable and accrued liabilities	(94,561)	60,980	320,048
Accrued payroll and employee benefits	(12,744)	54,906	38,520
Income taxes payable	157,822	112,663	81,150
Other long-term liabilities	25,156	6,572	44,314

	663,260	171,481	434,232

Cash flows from investing activities:
Expenditures for property, plant and equipment	(127,277)	(147,244)	(166,107)
Acquisitions of business units, net of cash acquired	(15,210)	(35,396)	(243,272)
Purchases of debt and equity securities available-for-sale	(32,270)	(682,061)	(445,411)
Proceeds from sale of short-term investments in marketable securities and private investments	464,474	73,226	119,923
Proceeds from sale of business assets, property and equipment	17,315	49,721	63,669
Investments in affiliates	(64,529)	(98,833)	(74,324)
Proceeds from sale of affiliate common stock		1,589,575	729,000
Proceeds from maturities of debt securities held-to-maturity			9,350

	242,503	748,988	(7,172)

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	918	4,534	3,467
Payments of notes payable and long-term debt	(1,983)	(7,982)	(859)
Principal payments on capital lease obligations	(28,837)	(47,327)	(44,504)
Net proceeds from subsidiary issuance of stock	16,464		10,106
Dividends paid to minority interest stockholders	(7,824)	(10,561)	(9,452)
Sales of common stock	35,249	49,845	76,783
Repurchases of common stock	(1,076,950)	(926,808)	(179,837)

	(1,062,963)	(938,299)	(144,296)

Effect of exchange rate changes on cash	(7,288)	(6,998)	(2,470)

(Decrease) increase in cash and cash equivalents	(164,488)	(24,828)	280,294
Cash and cash equivalents at beginning of year	644,492	669,320	389,026

Cash and cash equivalents at end of year	$480,004	$644,492	$669,320

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock exchanged upon exercise of stock options	$76,930	$54,308	$40,142

Capital lease obligations for property and equipment	$38,974	$23,537	$23,527

Fair value of assets acquired in acquisitions	$20,138	$62,459	$331,544
Cash paid in acquisitions	(15,210)	(35,396)	(263,644)
Issuance of common stock in acquisitions		(3,000)	(19,488)

Liabilities assumed in acquisitions	$4,928	$24,063	$48,412

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies:

Consolidation

      The consolidated financial statements include the accounts of Science Applications International Corporation and all majority-owned and wholly-owned U.S. and international subsidiaries (collectively referred to as “the Company”). All significant intercompany transactions and accounts have been eliminated in consolidation. Outside investors’ interests in the majority-owned subsidiaries are reflected as minority interest.

      Certain of the Company’s majority-owned and wholly-owned subsidiaries have fiscal years ending December 31, including its joint venture, Informática, Negocios y Tecnología, S.A. (“INTESA”), which is a joint venture with Petróleos de Venezuela, S.A. (“PDVSA”). The financial position and results of operations of these subsidiaries are included in the Company’s consolidated financial statements for the years ended January 31. There were no material intervening events for these subsidiaries from December 31 through January 31 and for each of the years presented that would materially affect the consolidated financial position or results of operations.

      Investments in affiliates and corporate joint ventures where the Company has an ownership interest representing between 20% and 50%, or over which the Company exercises significant influence, are accounted for under the equity method whereby the Company recognizes its proportionate share of net income or loss and does not consolidate the affiliates’ individual assets and liabilities. Equity investments in affiliates over which the Company does not exercise significant influence and whose securities do not have a readily determinable fair market value as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are generally carried at cost.

      During 2000, the Company’s former partially-owned subsidiary Network Solutions, Inc. (“NSI”) was consolidated in the accompanying consolidated financial statements. As a result of a series of transactions reducing our ownership in NSI at the end of 2000, including the recomposition of the NSI Board of Directors, effective at the beginning of 2001, the Company no longer consolidated NSI. In 2001, through the merger of NSI and VeriSign, Inc. (“VeriSign”), a publicly traded company, the Company received shares of VeriSign in exchange for its NSI shares (Note U).

Use of Estimates

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current information and actual results could differ from those estimates.

Fair Value of Financial Instruments

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties and is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts shown for the Company’s financial instruments, which include cash and cash equivalents, short-term investments in marketable securities, long-term receivables, long-term investments in marketable securities and long-term debt, are reasonable estimates of their related fair values. The carrying amount of cash and cash equivalents and short-term investments in marketable securities approximates fair value because of the short maturity of those instruments. The fair value of short-term and long-term investments in marketable securities is based upon quoted market prices. The fair value of long-term receivables is estimated by discounting the expected future

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows at interest rates commensurate with the creditworthiness of customers and other third parties. The fair value of long-term debt is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

Contract Revenues

      The Company’s revenues result primarily from contract services performed for commercial customers, the U.S. Government, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of cost plus fees, or target cost and fee with risk sharing, and others which are fixed-price or time-and-materials type contracts. Revenues and fees on these contracts are recognized as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. The Company also derives revenues from maintenance contracts and from the sale of manufactured products. Revenues from maintenance contracts are recognized over the term of the respective contracts as maintenance services are provided. Amounts billed but not yet recognized as revenue under certain types of contracts are deferred in the accompanying consolidated balance sheet. Revenues from the sale of manufactured products are recorded when the products have been delivered to the customer.

      The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. Government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company’s indirect contract costs have been agreed upon through 2000. Contract revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Cash and Cash Equivalents

      Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents at January 31, 2002 and 2001 include $456,502,000 and $594,291,000, respectively, invested in commercial paper, institutional money market funds and time deposits.

Investments in Marketable Securities

      Marketable debt and equity securities are classified as either available-for-sale or held-to-maturity at the time of purchase. Available-for-sale securities are carried at fair market value and held-to-maturity debt securities are carried at amortized cost. Unrealized holding gains and losses on available-for-sale securities are carried net of related tax effects in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific securities sold.

      At each balance sheet date, management assesses whether an impairment loss on its marketable securities has occurred due to declines in fair market value and other market conditions. If management determines that a decline in the fair market value has occurred and is deemed to be other-than-temporary in nature, an impairment loss will be recognized to reduce the marketable security to its estimated fair market value (Note U).

Restricted Cash

      The Company has a contract to provide support services to the National Cancer Institute’s Frederick Cancer Research and Development Center (“Center”). As part of the contract, the Company is responsible

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for paying for materials, equipment and other direct costs of the Center through the use of a restricted cash account which is pre-funded by the U.S. Government.

Inventories

      Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

Property, Plant and Equipment

      Depreciation and amortization of buildings and related improvements are provided using the straight-line method over estimated useful lives of thirty to forty years and the shorter of the lease term or ten years, respectively. Depreciation and amortization of equipment is provided using the straight-line method or the declining-balance method over their estimated useful lives of three to ten years.

      Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

Long-Lived Assets

      The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flows. When the carrying amount of the asset exceeds the estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of the estimated future cash flows.

Intangible Assets

      Intangible assets include goodwill of $149,513,000 and other identifiable intangible assets of $35,068,000 as of January 31, 2002 compared to $180,750,000 and $45,174,000, respectively, as of January 31, 2001 and have been amortized on a straight-line basis over three to fifteen years. Goodwill represents the excess of the purchase cost over the fair value of net identifiable assets acquired in an acquisition. Beginning February 1, 2002, goodwill is no longer amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which is further described under “Recently Issued Accounting Pronouncements.” Amortization of intangible assets amounted to $35,744,000, $44,808,000 and $41,077,000 in 2002, 2001 and 2000, respectively. Accumulated amortization of intangible assets was $161,127,000 and $126,578,000 at January 31, 2002 and 2001, respectively.

      In 2002, 2001 and 2000, the Company recognized impairment losses on intangible assets of $3,100,000, $7,743,000 and $50,518,000, respectively, which were included in selling, general and administrative expenses.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      The Company accounts for employee stock-based compensation using the intrinsic value method. Accordingly, compensation expense for employee stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share, as if the fair value method had been applied in measuring compensation expense, are presented in Note N. The Company accounts for stock options granted to non-employees using the fair value method.

Common Stock and Earnings per Share

      Class A and Class B Common Stock are collectively referred to as common stock in the Notes to Consolidated Financial Statements unless otherwise indicated. Since the Company’s inception, it has followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for the Company’s common stock. The Company has maintained a limited secondary market which is called the “limited market,” through its wholly-owned broker-dealer subsidiary, Bull, Inc. Quarterly determinations of the price of the common stock are made by the Board of Directors pursuant to a valuation process that includes valuation input from an independent appraiser and a stock price formula. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A Common Stock within a broad range of financial criteria. The Board of Directors reserves the right to alter the formula and valuation process.

      Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS is computed similar to basic EPS except the weighted average number of shares of common stock outstanding is increased to include the effect of stock options and other stock awards granted to employees under stock-based compensation plans that were outstanding during the period.

Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, short-term investments, foreign currency forward exchange contracts and long-term receivables.

      The Company invests its available cash principally in U.S. Government and agency securities, corporate obligations, asset-backed and mortgage-backed securities, municipal debt and commercial paper and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

      Concentrations of credit risk with respect to receivables have been limited because the Company’s principal customers are the Regional Bell Operating Companies (“RBOCs”), various agencies of the U.S. Government and commercial customers engaged in work for the U.S. Government or within the telecommunications industry. The credit risk on certain RBOC receivables and other telecommunications customers is greater than in previous years due to the downturn in the telecommunications market.

Foreign Currency

      Financial statements of international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income in stockholders’ equity. The functional currency of the Company’s foreign subsidiary that operates in a highly inflationary economy (INTESA) is assumed to be the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. dollar. The monetary assets and liabilities of this foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses of this foreign subsidiary are recognized in the consolidated results of operations.

Other Comprehensive (Loss) Income

      Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive (loss) income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive (loss) income is comprised of foreign currency translation adjustments, unrealized gains or losses on the Company’s available-for-sale marketable securities and derivative financial instruments as follows:

	Year ended January 31

	2002	2001	2000

	(In thousands)
Foreign currency translation adjustments	$(954)	$(4,000)	$(1,043)
Deferred taxes	374	1,620	404

Net foreign currency translation adjustments	(580)	(2,380)	(639)

Unrealized (loss) gain on marketable securities	(687,333)	(1,371,343)	124,380
Reclassification of net realized losses (gains)	686,397	1,365,378	(1,947)
Deferred taxes	338	8,123	(49,905)

Net unrealized (loss) gain on marketable securities	(598)	2,158	72,528

Unrealized gain on derivatives	1,520
Reclassification of net realized losses on derivatives	(1,092)
Deferred taxes	(177)
SFAS No. 133 implementation, net of tax	443

Net unrealized gain on derivatives	694

Other comprehensive (loss) income	$(484)	$(222)	$71,889

Recently Issued Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective February 1, 2002. SFAS No. 144 supercedes and clarifies the accounting in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company does not expect adoption of SFAS No. 144 to have a material impact on the Company’s consolidated financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for the fiscal year beginning February 1, 2003, and addresses financial accounting and reporting for

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect adoption of SFAS No. 143 to have a material impact on the Company’s consolidated financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the pooling-of-interest method no longer be used. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. Identifiable intangible assets were reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” through February 1, 2002 when SFAS No. 144 became effective. The Company adopted SFAS No. 141 and SFAS No. 142 on February 1, 2002, although certain provisions were applied to acquisitions closed subsequent to June 30, 2001. Effective February 1, 2002, the Company ceased amortizing goodwill. As of January 31, 2002, the Company has goodwill of $149,513,000. Implementing the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in an increase in operating income of approximately $25,002,000 in 2003. As part of implementing these new statements, the Company evaluated current goodwill and intangible assets and reclassified one intangible asset of $1,513,000 as goodwill. The Company did not reclassify any of its previously recorded goodwill as an intangible asset. The Company also completed an evaluation of its goodwill for the transitional goodwill impairment test and determined that it will not have a transitional goodwill impairment charge.

Gains on Issuance of Stock by Subsidiary

      Gains on issuances of unissued shares of stock by a subsidiary are reflected as equity transactions and recorded directly to additional paid-in capital.

Reclassifications

      Certain amounts from previous years have been reclassified in the accompanying consolidated financial statements to conform to the 2002 presentation.

Accounting Change

      Effective February 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 (“Statement”) establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings.

      The adoption of SFAS No. 133 on February 1, 2001, resulted in a cumulative effect of an accounting change, net of tax, which increased net income by $711,000 and increased OCI by $443,000.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B — Business Segment Information:

      The Company provides diversified professional and technical services involving the application of scientific expertise to solve complex technical problems for a broad range of government and commercial customers in the U.S. and abroad and is also a global provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. These services frequently involve computer and systems technology. The Company also designs and develops high-technology products. These products include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging instruments. Product revenues represented 1% of consolidated revenues in 2002, 2001 and 2000.

      The Company defines its reporting segments using the management approach, which is based on the way the chief operating decision maker (“CODM”) manages the operations within the Company for allocation of resources, decision making and performance assessment. While the Company operates in various vertical markets such as national security, telecommunications and information technology, the Company does not measure operating performance for these different markets, except in cases when a wholly-owned subsidiary or subsidiaries represent substantially all of the vertical market.

      Using the management approach, the Company has three reportable segments: Regulated, Non-Regulated Telecommunications, and Non-Regulated Other. The Company’s operating groups (“Groups”), on which performance is assessed, are aggregated into the Regulated, Non-Regulated Telecommunications or Non-Regulated Other segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the Groups’ services.

      Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. Groups in the Non-Regulated Telecommunications and the Non-Regulated Other segments provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and Non-Regulated Other segments are not subject to specific regulatory accounting or contracting guidelines. Groups in the Non-Regulated Telecommunications segment are primarily involved in the telecommunications business area. For 2002, 2001 and 2000, the Company’s Telcordia subsidiary made up the Non-Regulated Telecommunications segment. The Non-Regulated Other segment includes business from all the vertical market areas except for National Security and Space.

      The accounting policies of the reportable segments are the same as those described in Note A except that the internal measure of operating income before income taxes (“segment operating income”) excludes losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and includes equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. Asset information by segment is not a key measure of performance. However, the Company does use asset information to allocate an internal interest charge or credit (“Cost of Capital”) to the Groups, which is included in segment operating income, based on an internal formula which utilizes certain identifiable asset data in calculating the Cost of Capital. The Company also monitors capital expenditures by Groups. Interest expense, as reported in the consolidated financial statements, is primarily recorded at the corporate level.

      Certain corporate expenses are reflected in segment operating income because such expenses are allocated to individual cost objectives by the Company, as required by Government Cost Accounting Standards. Certain corporate expenses are not allocated to the Groups for internal reporting purposes but are managed and evaluated at Corporate. Because of the nature of the Company’s business, sales between

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments are not material and are recorded at cost. Elimination of intersegment revenues are reflected in the Corporate line item.

      The Company formed SAIC Venture Capital Corporation and Telcordia Venture Capital Corporation to manage its investments in publicly traded and private technology companies. The Company may also spin off technologies that are considered non-strategic but that may bring future value from an investment perspective. These activities are of an investment nature and are not reported to the CODM as part of the core operating segments of the Company and, therefore are shown as “Investment activities” in the reconciliation of segment financial information to the accompanying consolidated financial statements, where appropriate.

      The following table summarizes segment information:

	Year ended January 31

	2002	2001	2000

	(In thousands)
Revenues:
Regulated	$3,920,231	$3,653,785	$3,281,818
Non-Regulated Telecommunications	1,435,431	1,603,758	1,396,217
Non-Regulated Other	784,795	663,099	842,145
Corporate	(45,949)	(24,964)	9,496

Total reportable segment revenues	$6,094,508	$5,895,678	$5,529,676

Segment operating income (loss):
Regulated	$258,759	$269,028	$217,824
Non-Regulated Telecommunications	188,778	192,973	187,287
Non-Regulated Other	63,345	(430)	22,528
Corporate	(68,593)	(58,045)	(79,211)

Total reportable segment operating income	$442,289	$403,526	$348,428

Capital expenditures:
Regulated	$29,999	$30,622	$43,549
Non-Regulated Telecommunications	49,673	75,945	60,914
Non-Regulated Other	45,176	33,637	14,397
Corporate	2,418	6,643	47,247

Total reportable segment capital expenditures	$127,266	$146,847	$166,107

      The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Year ended January 31

	2002	2001	2000

	(In thousands)
Depreciation and amortization:
Regulated	$37,297	$40,406	$31,353
Non-Regulated Telecommunications	81,794	86,986	81,726
Non-Regulated Other	51,609	53,753	68,181
Corporate	7,969	7,045	5,887

Total reportable segment depreciation and amortization	$178,669	$188,190	$187,147

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Year ended January 31

	2002	2001	2000

	(In thousands)
Total reportable segment operating income	$442,289	$403,526	$348,428
Investment activities	(8,162)	(1,981)	(52)
Loss on impaired intangible assets	(3,100)	(7,743)	(50,518)
Net gain on sale of business units	9,784	120,507	30,198
Gain on sale of subsidiary common stock			698,374
Equity in (income) loss of unconsolidated affiliates	(2,691)	(6,047)	6,123
Minority interest in income of consolidated subsidiaries	16,849	12,616	44,200

Total consolidated operating income	$454,969	$520,878	$1,076,753

      Consolidated capital expenditures of $127,277,000 and $147,244,000 includes $11,000 and $397,000 on investment activities for the years ended January 31, 2002 and 2001, respectively. There were no capital expenditures on investment activities in 2000.

      Consolidated depreciation and amortization of $178,746,000 and $188,235,000 includes $77,000 and $45,000 on investment activities for the years ended January 31, 2002 and 2001, respectively. There was no depreciation and amortization on investment activities in 2000.

      The following table summarizes geographic information:

	Year ended January 31

	2002	2001	2000

	(In thousands)
Revenues:
United States	$5,594,557	$5,456,035	$5,102,359
Venezuela	335,542	301,820	334,463
United Kingdom	154,665	124,843	64,113
Other international	9,744	12,980	28,741

Total consolidated revenues	$6,094,508	$5,895,678	$5,529,676

	January 31

	2002	2001

	(In thousands)
Long-lived assets:
United States	$2,210,249	$3,079,524
Venezuela	127,851	98,933
United Kingdom	11,998	2,374
Other international	11,257	9,965

Total consolidated long-lived assets	$2,361,355	$3,190,796

      During 2002, 2001 and 2000, approximately 58%, 54% and 52%, respectively, of the Company’s consolidated revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Regulated segment

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues. No single contract or customer accounted for revenues greater than 10% of the Company’s consolidated revenues in 2002, 2001 and 2000.

Note C — Acquisitions and Investments in Affiliates:

      The Company has nine equity investments, accounted for under the equity method as described in Note A, with the Company’s ownership ranging from 27.5% to 50%.

      The carrying value of the Company’s equity method investments was $31,401,000 and $18,979,000 at January 31, 2002 and 2001, respectively, which includes the unamortized excess of the Company’s equity investments over its equity in the underlying net assets of $4,774,000 and $6,901,000, respectively. The Company also has cost method investments of $156,540,000 and $123,232,000 at January 31, 2002 and 2001, respectively.

      The Company completed acquisitions of certain business assets and companies in 2002, 2001 and 2000, which individually were not considered significant business combinations in the year acquired. In some cases, the Company acquired all the issued and outstanding common stock of certain companies while in other cases, the Company acquired certain specific assets and liabilities. All of these acquisitions have been accounted for under the purchase method of accounting and the operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The aggregate excess of the purchase price over fair value of the net tangible assets acquired has been allocated to other identifiable intangible assets and goodwill, which have been amortized on a straight-line basis over periods of three to fifteen years. Effective February 1, 2002, in accordance with SFAS No. 142 the Company no longer amortizes goodwill.

      In 2002, the Company completed five acquisitions for an aggregate cash purchase price of approximately $17,351,000 and allocated approximately $261,000 and $10,068,000 to other identifiable intangible assets and goodwill, respectively. Two of these acquisitions with an aggregate purchase price of $1,280,000 were accounted for under SFAS No. 141 and SFAS No. 142. Potential contingent payments related to these acquisitions are approximately $4,985,000, payable through 2004, of which $650,000 would be treated as incremental purchase price. Certain of the acquisitions completed have been recorded based on preliminary financial information. The Company does not anticipate a material change to the aggregate purchase price or assets acquired and liabilities assumed. As all 2002 acquisitions in the aggregate are not considered significant business combinations, pro forma financial information is not presented.

      In 2001, the Company completed five acquisitions for an aggregate purchase price of approximately $57,014,000 and allocated approximately $435,000 and $48,781,000 to other identifiable intangible assets and goodwill, respectively. As all 2001 acquisitions in the aggregate are not considered significant business combinations, pro forma financial information is not presented.

      In 2000, the Company completed eleven acquisitions for an aggregate purchase price of approximately $302,411,000 and allocated approximately $21,600,000 and $136,894,000 to other identifiable intangible assets and goodwill, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Composition of Certain Financial Statement Captions:

	January 31

	2002	2001

	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$51,565	$48,445
Inventories	18,580	12,608
Related party receivable (Note J)	7,239	5,029
Other	20,175	26,857

	$97,559	$92,939

Short-term investments in marketable securities:
Available-for-sale marketable securities	$672,145	$701,750
Derivative instruments	36,800

	$708,945	$701,750

Property, plant and equipment at cost:
Computers and other equipment	$648,328	$513,335
Buildings and improvements	232,388	207,521
Leasehold improvements	141,579	144,119
Office furniture and fixtures	71,602	68,537
Land	66,307	66,168
Land held for future use	702	702

	1,160,906	1,000,382
Less accumulated depreciation and amortization	605,566	464,858

	$555,340	$535,524

Long-term investments in marketable securities:
Available-for-sale marketable securities	$628,894	$1,676,621
Derivative instruments	186,654

	$815,548	$1,676,621

Other assets:
Investments in affiliates (Note C)	$187,941	$142,211
Related party receivable (Note J)	27,541	30,311
Other long-term receivables	29,432	30,154
Other	14,835	9,938

	$259,749	$212,614

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31

	2002	2001

	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$241,213	$284,106
Other accrued liabilities	355,792	386,769
Deferred revenue	347,797	371,937
Collections in excess of revenues on uncompleted contracts	123,418	130,757

	$1,068,220	$1,173,569

Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$232,293	$234,561
Accrued vacation	122,295	136,847
Accrued contributions to employee benefit plans	29,960	27,617

	$384,548	$399,025

Other long-term liabilities:
Other postretirement benefits	$165,257	$156,088
Accrued pension liability	24,788	32,704
Accrued other employee benefits	16,437	14,868
Deferred compensation	35,165	31,755
Other	60,468	45,810

	$302,115	$281,225

Accumulated other comprehensive income:
Unrealized net gains on marketable securities and derivative instruments	$78,786	$78,691
Foreign currency translation adjustments	(7,488)	(6,909)

	$71,298	$71,782

Note E — Derivative Financial Instruments:

      The Company is exposed to certain market risks which are inherent in certain transactions entered into in the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company has a risk management policy (“Policy”) in place, which is used to assess and manage cash flow and fair value exposures. The Policy permits the use of derivative instruments with certain restrictions and appropriate authorization. The Company presently uses derivative instruments to manage exposures to foreign currency, equity securities price risks and interest rate risks and uses natural hedges to minimize exposure for net investments in foreign subsidiaries. The Company does not hold derivative instruments for trading or speculative purposes.

Equity Securities Price Risk

      The Company’s portfolio of publicly-traded equity securities is subject to market price risk and there are instances where the Company will use derivative instruments to manage this risk of potential loss in fair value resulting from decreases in market prices. The Company has equity collars, expiring at various dates from

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 2002 through May 2004, in place to mitigate the risk of significant price fluctuations of certain of its marketable equity securities. Equity collars are derivative instrument transactions where the Company locks in a ceiling and floor price for the underlying equity security. Certain of these collars allow the Company to put the underlying equity shares to the collar counterparty during the term of the collar while certain other collars do not allow the Company to settle until the expiration of the collar. These derivative instruments have been designated as fair value hedges of the underlying marketable equity securities and, therefore, the changes in fair value of the derivative instruments and the hedged items attributable to the hedged risk are recorded in the statement of income. In 2002, a net gain of $30,812,000 for the ineffective portion of changes in the fair value of these derivative instruments was recorded in earnings (Note U). The fair value of these equity collars of $36,800,000 and $186,654,000 are included in short-term and long-term investments in marketable securities, respectively, at January 31, 2002 (Note D).

Foreign Currency Risk

      Although the majority of the Company’s transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company’s objective in managing its exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company currently manages cash flow exposure of receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. Foreign currency forward exchange contracts are contracts requiring the Company to exchange a stated quantity of foreign currency for a fixed amount of a second currency, typically U.S. dollars. At January 31, 2002, currencies hedged were the British pound, Canadian dollar, U.S. dollar and the Euro. The Company has designated certain of its foreign currency forward exchange contracts as cash flow hedges of transactions forecasted to occur by December 2005, primarily related to sales contracts and receivables. The effective portion of change in the fair value of these derivatives is recorded in comprehensive income and recognized in the income statement when the related hedged item affects earnings. Other foreign currency forward exchange contracts manage similar exposures but do not qualify for hedge accounting due to changes in terms of the anticipated transactions. In 2002, those contracts designated as cash flow hedges were fully effective and net gains of $866,000 were recognized as a component of accumulated other comprehensive income in stockholders’ equity. Net gain on the remaining foreign currency forward exchange contracts was not material in 2002. At January 31, 2002, the fair value of the foreign currency forward exchange contracts of $518,000 and $1,001,000 has been reflected in other current assets and other assets, respectively.

Interest Rate Risk

      In January 2002, the Company entered into four forward starting interest rate swap agreements (“swap agreements”). These swap agreements were entered into to take advantage of the current market conditions and manage exposure to fluctuations in interest rates relating to refinancing two operating leases that will expire in August 2003 (Note O). The Company will refinance these leases by either renewing the leases or purchasing the land and buildings. Using the swap agreements, the Company is managing its overall related future net cash outflow to be a fixed amount starting in September 2003 through August 2008. In refinancing these leases, the Company expects to make payments to a third party lessor or third party lender based on a variable interest rate. Under the terms of the swap agreements, the Company will either pay to or receive an amount from the swap agreements’ counterparty which will effectively make the net cash outflow a fixed amount. The Company has designated these swap agreements as cash flow hedges of the future variable rate payments it will make on the land and buildings under these leases starting in September 2003 through August 2008. At January 31, 2002, these swap agreements were deemed fully effective and a net gain of $45,000 was recognized as a component of accumulated other comprehensive income in stockholders’ equity. The effective portion of the change in fair value of the swaps agreements will be recognized in earnings when the payments

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are made to the third party lessor or third party lender. At January 31, 2002, the fair value of the swap agreements of $75,000 has been reflected in other assets.

Other Derivatives

      Through its venture capital subsidiaries, the Company holds investments in equity securities of private and publicly-held companies. Certain of these investments include warrants to purchase equity securities of these companies. Warrants that can be net settled at time of exercise, which means the Company would receive the difference between the exercise price and fair value of the shares in additional shares, are deemed derivative financial instruments and are not designated as hedging instruments. Changes in the value of these derivatives are reflected in income each period. In 2002, losses of $1,792,000 related to the change in fair value of these derivatives have been included in net (loss) gain on marketable securities and other investments (Note U). The Company will continue to monitor the value of these instruments in order to manage its risk of loss. The fair value of these instruments was $3,466,000 at January 31, 2002 and is reflected in other assets.

Note F — Short-term and Long-term Investments in Marketable Securities:

      Included in the consolidated balance sheet captions “Short-term investments in marketable securities” and “Long-term investments on marketable securities” are derivative instruments (Note E) and investments in marketable securities. The aggregate cost basis, gross unrealized gains and losses and market value of short-term and long-term available-for-sale investments by major security type are as follows:

	Cost	Unrealized	Unrealized	Market
	basis	gains	losses	value

	(In thousands)
At January 31, 2002:
U.S. government and agency securities	$52,026	$402	$(26)	$52,402
Corporate obligations	116,200	1,221	(61)	117,360
Equity securities	760,390	96,330	(169,887)	686,833
Municipal debt	67,835	945		68,780
Asset-backed and mortgage-backed securities	89,024	723	(72)	89,675
Other	285,995		(6)	285,989

	$1,371,470	$99,621	$(170,052)	$1,301,039

At January 31, 2001:
U.S. government and agency securities	$137,803	$1,205	$(52)	$138,956
Corporate obligations	210,984	1,664	(419)	212,229
Equity securities	1,541,757	139,018	(19,354)	1,661,421
Municipal debt	73,153	584	(26)	73,711
Asset-backed and mortgage-backed securities	83,666	535	(25)	84,176
Other	207,858	20		207,878

	$2,255,221	$143,026	$(19,876)	$2,378,371

      As fully described in Note E, the Company hedges the equity price risk of certain available-for-sale marketable securities using equity collars. At January 31, 2002, a portion of the gross unrealized loss of $170,052,000 has been effectively hedged using these equity collars. Including the effects of the equity collars, the Company has after-tax net unrealized gains of $78,786,000 at January 31, 2002, which are reflected in accumulative other comprehensive income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At January 31, 2002, $398,340,000 of debt securities have contractual maturities of one year or less, and $213,616,000 of debt securities have contractual maturities of two to five years. Actual maturities may differ from contractual maturities as a result of the Company’s intent to sell these securities prior to maturity date and as a result of features of the securities that enable either the Company, the issuer, or both to redeem these securities in part or in full at an earlier date.

      Gross realized gains and losses from sales of available-for-sale securities included in “Net (loss) gain on marketable securities and other investments, including impairment losses” in the income statement are as follows:

	Year ended January 31

	2002	2001	2000

	(In thousands)
Gross realized gains	$10,906	$21,436	$4,308
Gross realized losses	(51,854)	(4)	(2,362)

	$(40,948)	$21,432	$1,946

Note G — Receivables, Net:

      Receivables consist of the following:

	January 31

	2002	2001

	(In thousands)
Receivables less allowance for doubtful accounts of $36,459 and $20,298 at January 31, 2002 and 2001, respectively:
Billed	$843,295	$1,044,332
Unbilled, less progress payments of $472 and $3,707 at January 31, 2002 and 2001, respectively	372,737	289,312
Contract retentions	22,757	22,069

	$1,238,789	$1,355,713

      Unbilled receivables at January 31, 2002 and 2001 include $45,372,000 and $30,527,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note H — Revolving Credit Facility:

      The Company has a five-year reducing revolving credit facility (“Credit Facility”) with a group of financial institutions which allows borrowings until August 2002 and which was reduced to $537,500,000 in 2002 according to the original terms. Borrowings under the Credit Facility are unsecured and bear interest, at the Company’s option, at various rates based on the base rate, bid rate or on margins over the CD rate or LIBOR. The Company pays a facility fee on the total commitment amount. All financial covenants required by the Credit Facility, such as requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as limitation on indebtedness, have been maintained as of January 31, 2002. The

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company expects the arrangements for a new credit facility to be completed during the second quarter ending July 31, 2002.

      There was no balance outstanding under the Credit Facility at January 31, 2002 and 2001. As of January 31, 2002, the entire $537,500,000 was available under the most restrictive debt covenants of the Credit Facility and during 2001 and 2000, the Company did not borrow under the Credit Facility. In 2002, the maximum and average amounts outstanding under the Credit Facility were $120,000,000 and $31,319,000, respectively. The weighted average interest rate in 2002 was 4.3% based upon average daily balances.

Note I — Employee Benefit Plans:

      The Company has one principal Profit Sharing Retirement Plan (“PSRP”) in which eligible employees participate. Until January 1, 2002, participants’ interests vested 25% per year in the third through sixth year of service. Effective January 1, 2002, the vesting schedule was changed so that participants’ interests vest 20% per year in the first through fifth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Contributions charged to income under the PSRP were $31,800,000, $41,638,000 and $36,617,000 for 2002, 2001 and 2000, respectively.

      The Company has an Employee Stock Retirement Plan (“ESRP”), formerly known as the Employee Stock Ownership Plan, in which eligible employees participate. Cash or stock contributions to the ESRP are based upon amounts determined annually by the Board of Directors and are allocated to participants’ accounts based on their annual compensation. The Company recognizes the fair value of the Company’s common stock or the amount of cash contributed in the year of contribution as compensation expense. The vesting requirements for the ESRP are the same as for the PSRP. Any participant who leaves the Company, whether by retirement or otherwise, may be able to elect to receive either cash or shares of Company common stock as a distribution from their account. Shares of Company common stock distributed from the ESRP bear a limited put option that, if exercised, would require the Company to repurchase all or a portion of the shares at their then current fair value during two specified 60-day periods following distribution. If the shares are not put to the Company during the specified periods, the shares no longer bear a put option and the Company will not be required to repurchase the shares. At January 31, 2002 and 2001, the ESRP held 53,344,888 and 57,346,046 shares of Class A Common Stock, respectively, and 24,887 shares of Class B Common Stock, with a combined fair value of $1,774,115,000 and $1,783,324,000, respectively. Contributions charged to income under the Plan were $29,392,000, $12,878,000 and $16,258,000 for 2002, 2001 and 2000, respectively.

      The Company has one principal Cash or Deferred Arrangement (“CODA”) which allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by the Company. The Company’s matching contributions to the CODA charged to income were $22,493,000, $21,057,000 and $19,400,000 for 2002, 2001 and 2000, respectively.

      Previously, the Company sponsored two contributory savings plans for Telcordia employees. During 2002, one of these plans was merged into the other. The plan allows eligible Telcordia employees to defer a portion of their pre-tax income through contributions and contribute a portion of their income on an after-tax basis. Such deferrals are fully vested, are not taxable to the participant until distributed upon termination, retirement, permanent disability or death and may be matched by the Company. The Company’s matching contributions charged to income were $21,157,000, $20,669,000 and $18,555,000 for 2002, 2001 and 2000, respectively.

      The Company has two principal bonus compensation plans, the Bonus Compensation Plan and the Annual Incentive Plan (“AIP”), which provide for bonuses to reward outstanding performance. The AIP was assumed in connection with the acquisition of Telcordia in 1998. Bonuses are paid in the form of cash, fully vested shares of Class A Common Stock or vesting shares of Class A Common Stock. Awards of vesting

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Class A Common Stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The amounts charged to income under these plans were $97,119,000, $111,971,000 and $140,618,000 for 2002, 2001 and 2000, respectively.

      The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the “Stock Compensation Plans.” The Stock Compensation Plans provide for awards of share units to eligible employees, which generally correspond to shares of Class A Common Stock, held in trust for the benefit of participants. Participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The fair market value of shares awarded under these plans are recorded as unearned compensation which is included in stockholders’ equity. The unearned amounts are amortized over the vesting period. The amounts charged to income under these plans were $5,801,000, $4,995,000 and $3,602,000 for 2002, 2001 and 2000, respectively.

      The Company also has an Employee Stock Purchase Plan (“ESPP”) which allowed eligible employees to purchase shares of the Company’s Class A Common Stock, at a discount of 10% of the existing fair market value in 2002. Effective in the new fiscal year that began February 1, 2002, the discount was increased to 15%. There are no charges to income under this plan because such plan is a non-compensatory plan. The pro forma effect on net income and earnings per share of compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation” is presented in Note N.

      The Company has two deferred compensation plans. The Keystaff Deferral Plan is maintained for the benefit of key executives and directors and allows eligible participants to elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under this plan but does credit participant accounts for deferred compensation amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (7.5% in 2002). Deferred balances will generally be paid upon the later of the attainment of age 65, ten years of plan participation or retirement, unless participants obtain approval for an early pay-out. The Key Executive Stock Deferral Plan is maintained for the benefit of directors and certain key executives. Eligible participants may elect to defer a portion of their compensation into a trust established by the Company which invests in shares of Class A Common Stock. The Company makes no contributions to the accounts of participants. Deferred balances will generally be paid upon retirement or termination.

Note J — Pension and Other Postretirement Benefit Plans:

      Previously, Telcordia sponsored five noncontributory defined benefit pension plans covering eligible management and support staff employees. During 2002, two previously separate qualified plans were merged and Telcordia now has four noncontributory defined benefit pension plans. Telcordia also has postretirement health and life insurance benefit programs for retired U.S. employees and their dependents. In addition, in 2001, the Company formed a subsidiary in the United Kingdom with Scottish Power, Calanais, by transferring certain Scottish Power employees to Calanais. As part of the joint venture agreement, Calanais agreed to assume the defined benefit plan liability for the employees of Scottish Power who transferred into the joint venture and had accrued benefits under the Scottish Power plan. Once the legal and regulatory approvals for this transfer occurred in 2002, Calanais assumed the direct responsibilities for managing the defined benefit

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan assets. All of the qualified and non-qualified pension plans are disclosed in the aggregate. The Telcordia plans have a December 31 measurement date while the Calanais plan has a January 31 measurement date.

			Postretirement benefits
	Pension benefits		other than pensions

	Year ended January 31

	2002	2001	2002	2001

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,188,649	$1,048,065	$235,091	$180,631
Service cost	32,921	27,542	6,166	5,250
Interest cost	92,691	84,525	16,482	15,376
Plan participants’ contributions	863		2,408	2,055
Plan amendments	(22,656)		(41,597)
Actuarial loss	38,017	95,629	7,131	43,518
Net portability transfers paid during the year	(999)	(11,411)
Benefits paid	(84,257)	(55,701)	(11,857)	(11,739)
Acquisitions	38,188
Special termination benefits	61,780
Plan curtailments	(30,517)		(7,262)
Foreign currency translation	(1,810)

Benefit obligation at end of year	$1,312,870	$1,188,649	$206,562	$235,091

Change in plan assets:
Fair value of plan assets at beginning of year	$1,832,920	$1,896,558	$56,565	$58,014
Actual return on plan assets	(56,840)	2,862	(3,359)	(1,555)
Company contributions	3,455	612	8,936	9,790
Plan participants’ contributions	863		2,408	2,055
Net portability transfers paid during the year	(999)	(11,411)
Benefits paid	(84,257)	(55,701)	(11,857)	(11,739)
Acquisitions	40,333
Foreign currency translation	(1,675)

Fair value of plan assets at end of year	$1,733,800	$1,832,920	$52,693	$56,565

Funded status at end of year	$420,930	$644,271	$(153,869)	$(178,526)
Unrecognized net actuarial loss (gain)	131,463	(119,011)	34,036	25,592
Unrecognized prior service cost	(22,656)		(41,597)

Prepaid (accrued) benefit cost	$529,737	$525,260	$(161,430)	$(152,934)

Weighted-average assumptions:
Discount rate	7.25%	7.50%	7.25%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.75%	5.00%	4.75%	5.00%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% for 2007 and remain at that level thereafter.

				Postretirement benefits
	Pension benefits			other than pensions

	Year ended January 31

	2002	2001	2000	2002	2001	2000

	(In thousands)
Components of net periodic benefit cost:
Service cost	$32,921	$27,542	$29,160	$6,166	$5,250	$5,288
Interest cost	92,691	84,525	78,547	16,482	15,376	13,764
Expected return on plan assets	(173,055)	(155,695)	(141,849)	(5,324)	(4,796)	(4,470)
Amortization of actuarial loss (gain)	145	(1,210)	220	(149)	(221)	(14)
Charges for special termination benefit	61,780
Curtailment gain	(10,210)
Other adjustments	80			257

Net periodic benefit cost (income)	$4,352	$(44,838)	$(33,922)	$17,432	$15,609	$14,568

      The four Telcordia plans are noncontributory defined benefit pension plans while the Calanais plan requires employee contributions. One of the Telcordia plans, the Telcordia Technologies Inc. Pension Plan (the “TTIPP”), is a funded qualified plan. During 2002, participants in the TTIPP were offered the choice of remaining under the traditional benefit formula, for which benefits are based on a stated percentage of final average pay, or, instead, transferring to a cash balance formula, under which benefits are based on a structure similar to a savings account. Employees who chose the cash balance formula forfeited their eligibility to receive employer provided postretirement health and welfare benefits upon their retirement. The impact of the cash balance conversion is reflected as amendments to the affected plans in the results shown above. All of the assets of the TTIPP, which primarily are international and domestic equity and fixed income securities, are held in a master trust administered by the Company. The Calanais plan is a funded qualified plan with benefits based on the average pay and service of employees at or near retirement. The Company’s policy is to fund the qualified plans based on legal requirements, tax considerations and investment opportunities. The Telcordia plan utilizes a method for amortizing investment gains and losses that fully recognizes gains and losses for fixed income securities and amortizes gains and losses on all other asset classes over three years.

      The remaining three Telcordia plans are unfunded, non-qualified plans that provide benefits to certain members of management. One of these plans provides benefits that replace benefits not available in the qualified plans due to design or legal limitations. The other two plans offer additional pension benefits to certain employees based on job level. The non-qualified plans are unfunded and therefore have no assets. The projected benefit obligation and accumulated benefit obligation for the non-qualified pension plans, which have accumulated benefit obligations in excess of plan assets, were $19,890,000 and $15,234,000, respectively, as of December 31, 2001, the plans’ year end, and $18,507,000 and $12,116,000, respectively, as of December 31, 2000.

      The Company offers certain postretirement medical and life insurance benefits to retired employees of certain subsidiaries. Assumed health care cost trend rates have a significant effect on the amounts reported for

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the health care plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	One-percentage	One-percentage
	point increase	point decrease

	(In thousands)
Effect on total service and interest cost components	$2,935	$(2,441)
Effect on postretirement benefit obligation	$20,854	$(17,632)

      As described in Note R, Telcordia’s reduction in workforce resulted in special termination pension benefits of $61,780,000 and a curtailment gain of $10,210,000 attributable to the employees that were part of the reduction in workforce. These amounts are included in the determination of net periodic pension cost for 2002.

      Previously, the Company’s joint venture, INTESA, maintained a defined benefit pension plan for employees who transferred from the joint venture partner, PDVSA. Under Venezuelan law, INTESA assumed the existing employee benefit plans, which included a defined benefit pension plan and a postretirement benefit plan for health and life insurance. Under the terms of the joint venture agreement, PDVSA agreed to fund the projected benefit obligation of the pension plan and accumulated postretirement benefit obligation of the postretirement benefit plans by 2007 through direct contributions to a trust. During fiscal 2002, Intesa suspended the defined benefit pension plan and replaced it with a defined contribution plan. In conjunction with this action, the liability to the suspended plan was fixed and the agreement with PDVSA was amended such that they will fund the fixed amount by 2007. The obligation of PDVSA to fund this liability has been reflected as a related party receivable (Note D).

      Therefore, in addition to their benefits under the new defined contribution plan, the covered employees will be entitled to an allocated portion of the fixed amount of the suspended defined benefit pension plan plus interest upon their retirement. At January 31, 2002, the net amount due was $34,780,000. At January 31, 2001, the net benefit obligation, fair value of plan assets and accrued benefit cost were $54,967,000, $26,350,000 and $28,154,000, respectively. Total pension costs in 2002, 2001 and 2000 were $12,023,000, $6,895,000 and $9,010,000, respectively. The total cost in 2002 includes $7,165,000 relating to the plan suspension.

      In conjunction with suspending the defined benefit pension plan, Intesa also suspended certain postretirement benefits previously offered to PDVSA employees who transferred to INTESA. The amount due to the current employees after the suspension is included in the $34,780,000 disclosed above. The accrued postretirement benefits liability was $3,699,000 as of January 31, 2001, and net postretirement benefits expense in 2002 and 2001 was $1,445,000 and $1,641,000, respectively. The expense in 2002 includes $861,000 relating to the plan suspension.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K — Income Taxes:

      The provision for income taxes includes the following:

	Year ended January 31

	2002	2001	2000

	(In thousands)
Current:
Federal	$213,281	$730,160	$411,349
State	36,742	157,156	91,148
Foreign	11,595	7,734	11,439
Deferred:
Federal	(236,696)	318,061	(55,921)
State	(17,716)	5,541	(16,269)
Foreign	1,640	985	(210)

	$8,846	$1,219,637	$441,536

      Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

	January 31

	2002	2001

	(In thousands)
Deferred revenue	$15,773	$33,667
Accrued vacation pay	35,541	40,112
Deferred compensation	24,503	24,288
Vesting stock bonuses	22,896	27,085
Accrued liabilities	40,800	32,788
Depreciation and amortization	20,337	10,926
Credit carryforwards	16,617	15,311
State taxes	5,375	17,106
Other	22,770	16,684

Total deferred tax assets	204,612	217,967

Employee benefit contributions	(164,317)	(168,169)
Unrealized net gain on marketable securities	(214,065)	(93,953)
Investment in subsidiaries and affiliates	(18,392)	(395,015)
Other	(5,862)	(5,622)

Total deferred tax liabilities	(402,636)	(662,759)

Net deferred tax liabilities	$(198,024)	$(444,792)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income before income taxes follows:

	Year ended January 31

	2002	2001	2000

	(In thousands)
Amount computed at statutory rate	$9,468	$1,147,508	$371,485
State income taxes, net of federal tax benefit	12,919	86,615	48,671
Contribution of appreciated property	(18,092)	(3,442)	(474)
Change in tax accruals	9,738	(3,254)	4,418
Research and experimentation tax credits	(6,066)	(13,210)	(5,200)
Non-deductible items	2,584	4,255	3,937
Foreign income taxed at lower rates	(2,459)	(1,254)	(1,511)
Amortization of goodwill	2,255	4,081	5,300
Non-taxable interest income	(1,100)	(1,089)	(660)
Other	(401)	(573)	15,570

	$8,846	$1,219,637	$441,536

Effective income tax rate	32.7%	37.2%	41.6%

      The Company has State tax credit carryforwards of approximately $25,565,000 that will begin to expire in the year ending January 31, 2007.

      Income taxes paid in 2002, 2001 and 2000 amounted to $111,436,000, $710,454,000 and $481,045,000, respectively.

Note L — Notes Payable and Long-Term Debt:

      Notes payable and long-term debt consists of the following:

	January 31

	2002	2001

	(In thousands)
6.75% Notes payable	$92,927	$92,048
Capital lease obligations	46,407	36,309
Mortgage payable collateralized by real property	6,350	6,500
Other notes payable	15,082	15,786

	160,766	150,643
Less current portion	37,294	31,897

	$123,472	$118,746

      In January 1998, the Company issued $100,000,000 of 6.75% notes with a nominal discount (“6.75% Notes”) which are due February 1, 2008 with interest payable semi-annually from August 1, 1998. The 6.75% Notes have an effective interest rate of 8.3%, due principally to the amortization of a loss on a forward treasury lock agreement, the discount on issuance of the notes and underwriting fees associated with the offering. The Company is subject to certain restrictions such as limitations on liens, sale and leaseback transactions and consolidation, merger and sale of assets. As of January 31, 2002, the Company was in compliance with the restrictions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company assumed a $6,919,000 mortgage note in connection with the purchase of land and a building in 1997. Terms of the note include quarterly payments of principal and interest until December 2016. Interest is adjusted annually and was 6.2% in 2002. Additionally, the Company has various other notes payable with interest rates from 6.0% to 7.0% that are due over the next seven years.

      Maturities of notes payable and long-term debt, excluding capital lease obligations (Note O), are as follows:

Year ending January 31
(In thousands)
2003	$14,604
2004	321
2005	345
2006	371
2007	396
2008 and after	98,322

$114,359

Note M — Earnings Per Share:

      A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year ended January 31

	2002			2001			2000

		Weighted	Per		Weighted	Per		Weighted	Per
	Net	average	share	Net	average	share	Net	average	share
	income	shares	amount	income	shares	amount	income	shares	amount

Net income	$18,917			$2,058,956			$619,849
Basic EPS		215,016	$0.09		235,037	$8.76		237,586	$2.61

Effect of:
Majority-owned subsidiary’s dilutive securities							(313)

Net income available to common stockholders, as adjusted	$18,917			$2,058,956			$619,536

Effect of dilutive securities:
Stock options		13,050			18,427			18,350
Other stock awards		399			490			332

Diluted EPS		228,465	$0.08		253,954	$8.11		256,268	$2.42

      Options to purchase 1,391,000 shares of common stock at $30.87 per share were outstanding during 2001 but were not included in the computation of diluted EPS at January 31, 2001 because the effect of such options would be antidilutive. Such options expire at various dates through January 2006.

Note N — Common Stock and Options:

      The Company has options outstanding under various stock option plans. Options are granted with exercise prices not less than the fair market value at the date of grant and for terms not greater than ten years. Options granted under these plans generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the Company had elected to recognize compensation expense in 2002, 2001, and 2000 based upon the fair value at the grant dates for stock option awards and for shares issued under the ESPP consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income in 2002, 2001 and 2000 would have been reduced by $36,815,000, $33,100,000 and $22,009,000, respectively, which would have resulted in a net loss for 2002. Basic earnings per share would have been reduced by $.17, $.14 and $.09 per share in 2002, 2001 and 2000, respectively. Diluted earnings per share would have been reduced by $.16, $.04 and $.06 per share in 2002, 2001 and 2000, respectively. These amounts were determined using weighted-average per share fair values of options granted in 2002, 2001 and 2000 of $6.31, $7.41 and $4.24, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000: no dividend yield, no volatility, risk-free interest rates ranging from 3.8% to 6.8% and expected lives of five years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company meets the definition of a non-public company for the purposes of calculating fair value and, therefore, assumes no volatility in the fair value calculation. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation plans.

      A summary of changes in outstanding options under the plans during the three years ended January 31, 2002, is as follows:

			Shares of
	Shares of		Class A
	Class A	Weighted	Common Stock
	Common Stock	average	excercisable
	under options	exercised price	under options

	(In thousands)		(In thousands)
January 31, 1999	57,173	$6.92	19,088
Options granted	14,853	$18.04
Options canceled	(2,653)	$11.79
Options exercised	(13,313)	$4.50

January 31, 2000	56,060	$10.21	18,531
Options granted	12,769	$27.20
Options canceled	(3,112)	$16.97
Options exercised	(13,290)	$5.88

January 31, 2001	52,427	$15.05	17,812
Options granted	10,071	$30.99
Options canceled	(3,013)	$21.70
Options exercised	(13,273)	$7.93

January 31, 2002	46,212	$20.13	17,067

      As of January 31, 2002, 62,114,000 shares of Class A Common Stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. The Company has made available for issuance, purchase or option grant of approximately 959,000 shares of Class A Common Stock to employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The selling price of shares and the exercise price of options are fair market value at the date such shares are purchased or options are granted.

      A summary of options outstanding as of January 31, 2002 is as follows:

			Weighted
		Weighted	average		Weighted
		average	remaining		average
	Options	exercise	contractual	Options	exercise
Range of exercise prices	outstanding	price	life	exercisable	price

	(Options outstanding and exercisable,
	in thousands, except per share amounts and contractual life)
$6.49 to $9.78	7,183	$7.65	.3	7,183	$7.65
$9.78 to $14.72	8,128	$11.74	1.3	4,083	$11.82
$17.46 to $19.99	10,623	$18.03	2.2	3,775	$18.05
$25.92 to $30.87	10,627	$27.21	3.1	2,007	$27.27
$30.83 to $32.27	9,651	$31.00	4.1	19	$30.83

	46,212			17,067

Note O — Leases:

      The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expenses for facilities and equipment were $149,415,000, $141,318,000 and $143,196,000 in 2002, 2001 and 2000, respectively, which is net of non-cancelable sublease income of $19,344,000, $19,778,000, and $13,884,000 in 2002, 2001, and 2000, respectively.

      In 1997 and 1999, the Company used a financing vehicle known as a synthetic lease on two of its facilities. Pursuant to generally accepted accounting principles (“GAAP”), these synthetic leases as described below have been accounted for as operating leases in the consolidated financial statements. On August 9, 1996, the Company entered into a seven year operating lease for a general purpose office building with a purchase option at the end of the initial seven year term, which is August 8, 2003. At the end of the initial lease term, the Company will evaluate whether to purchase or extend the lease of the building. If the purchase option is not exercised nor the lease renewed, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the building to an unrelated buyer are below specified amounts. The maximum supplemental rental payment that could be required is $28,809,000. If the purchase option is exercised, the Company will pay $36,700,000 to purchase the building. On February 2, 1998, the Company entered into an operating lease for land and general purpose office facilities with an option for the Company to purchase the property at the end of the initial five and one-half year term, which is August 8, 2003. At the end of the initial lease term, the Company will evaluate whether to purchase or extend the lease of the land and buildings. If the purchase option is not exercised nor the lease renewed, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the property to an unrelated buyer are below specified amounts. The maximum supplemental rental payment that could be required is $43,040,000. If the purchase option is exercised, the Company will pay $53,800,000 to purchase the land and buildings.

      The Company provides equipment financing for the U.S. Government through an arrangement from an unrelated leasing company in which the Company leases equipment under an operating lease for use on federal contracts. Because federal contracts are subject to annual renewals, the Company has the right to terminate these leases with the leasing company should the U.S. Government terminate its contract with the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company for convenience, non-renewal or lack of funding. If the U.S. Government terminated its contract with the Company for default or non-performance, the Company would be liable for the remaining lease payments. The maximum contingent lease liability remaining under these arrangements is $2,566,000. This contingent liability has not been recorded in the consolidated financial statements pursuant to GAAP.

      Assets acquired under capital leases and included in property, plant and equipment consist of the following:

	January 31

	2002	2001

	(In thousands)
Computers and other equipment	$141,483	$108,277
Office furniture and fixtures	52	175

	141,535	108,452
Less accumulated amortization	94,753	72,115

	$46,782	$36,337

      Minimum rental commitments, primarily for facilities, under all non-cancelable operating leases and capital leases in effect at January 31, 2002 are payable as follows (in thousands):

Year ending January 31	Capital	Operating

2003	$25,787	$111,791
2004	17,906	77,367
2005	7,432	44,213
2006	3	21,947
2007		12,693
2008 and after		19,297

Total minimum lease payments	51,128	$287,308

Less amount representing interest	4,721

Present value of net minimum capital lease payments	46,407
Less current portion	22,690

Long-term obligations under capital leases at January 31, 2002	$23,717

      The Company’s joint venture, INTESA, had capital lease obligations of $46,282,000 included in the above table, of which $22,600,000 was classified as current portion of long-term debt as of January 31, 2002. These capital lease obligations of the joint venture are non-recourse debt to the Company.

      As of January 31, 2002, future minimum rental payments due from tenants under sub-leases of facilities and related premises were $39,823,000. Amounts receivable for the years ending January 31, 2003, 2004, 2005, 2006, 2007 and 2008 and after are $11,523,000, $7,584,000, $5,911,000, $4,396,000, $3,158,000 and $7,251,000, respectively.

Note P — Commitments and Contingencies:

      Commitments at January 31, 2002 include outstanding letters of credit aggregating $36,307,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $77,512,000, principally related to performance and payment type bonds.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has guaranteed $5,000,000, which is 50% of a line of credit for its 50% owned joint venture, Data Systems and Solutions, LLC, which is accounted for under the equity method. In another one of the Company’s investments in affiliates accounted for under the equity method, the Company is an investor in Danet Partnership GBR (“GBR”), a German partnership. GBR has an internal equity market similar to the Company’s limited market. The Company is required to provide liquidity rights to the other GBR investors in certain circumstances, namely (i) when there are more sellers than buyers in the internal market and the investor who is selling is withdrawing from GBR or (ii) in the case of a change in control where the Company becomes the majority investor of GBR. These rights allow only the withdrawing investors in the absence of a change in control and all GBR investors in the event of a change of control to put their GBR shares to the Company in exchange for the current fair value of those shares. The Company may pay the put price in shares of SAIC common stock or cash. The Company does not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine with any certainty will occur. The maximum potential obligation, if the Company assumes all the current GBR employees are withdrawing from GBR, would be $23,335,000 as of January 31, 2002. If the Company were to incur the maximum obligation and buy all the shares outstanding from the other investors, the Company would then own 100% of GBR.

      The Company’s Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130,000,000 from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia’s portion of the contracted work was $208,000,000. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia’s claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On March 8, 2002, Telkom South Africa filed a notice of intention to amend their Answer and Counterclaim. The arbitrator has scheduled a preliminary hearing on April 10, 2002 to address the issues raised by Telkom South Africa’s filing. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing to determine the merit of both parties substantive claims is currently scheduled to commence in May 2002 in Johannesburg, South Africa. Following this hearing, on a date to be established, the arbitrator will determine the damages to be awarded, if necessary. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of this arbitration is not presently determinable. As of January 31, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

Note Q — Supplementary Income Statement and Cash Flow Information:

      Charges to costs and expenses for depreciation and amortization of property, plant and equipment and assets acquired under capital leases were $143,002,000, $143,427,000 and $146,097,000 for 2002, 2001 and 2000, respectively.

      Included in selling, general and administrative expenses are independent research and development costs of $118,391,000, $139,456,000 and $114,074,000 in 2002, 2001 and 2000, respectively.

      Total interest paid in 2002, 2001 and 2000 amounted to $18,213,000, $15,677,000 and $24,677,000, respectively.

Note R — Restructuring Costs:

      In response to the downturn in the telecommunications market, the Company’s Telcordia subsidiary had involuntary workforce reductions throughout 2002 to realign its staffing levels to the reduction in market demand. During 2002, the Company recorded a restructuring charge of $84,667,000 for the reduction in workforce of which $59,073,000 has been reflected in cost of revenues with the remaining balances in selling, general and administrative expenses.

      As of January 31, 2002, the workforce has been reduced by approximately 2,100 employees and 650 contractors across all business functions and operating units. Workforce reduction costs in 2002 consisted of special termination pension benefits of $61,780,000 as well as outplacement services, extension of medical benefits and other severance benefits and costs related to closing facilities of $22,887,000. The special termination pension benefits have been funded through Telcordia’s surplus pension assets and allocated to the participants’ pension accounts as appropriate. The special termination pension benefits will be paid from the pension trust as plan obligations and represent a non-cash charge to the Company. During 2002, the Company accrued $22,887,000 of other severance benefits and facilities closure costs and paid out $15,422,000. As a result, accrued liabilities and accrued payroll and employee benefits include accrued other severance benefits and facilities closure costs of $7,465,000 as of January 31, 2002. In conjunction with the workforce reduction, the Company also recognized a non-cash gain of $10,210,000 for the curtailment of pension benefits, $7,786,000 of which is reflected in cost of revenues with the remaining balance in selling, general and administrative expenses.

Note S — Gain on Sale of Business Units, Net:

      In 2002, the Company recognized a net gain before income taxes of $9,784,000 from the sale of three business units and the settlement of contingent liabilities related to business units sold in 2001. In 2001, the Company sold several operating assets and business units that individually or in the aggregate were not considered significant divestitures. In connection with these transactions, the Company received cash and/or equity and debt securities of public companies and recognized a net gain before income taxes of $120,507,000. In 2000, the Company sold its TransCore business unit and other operating assets that were not considered significant divestitures and recognized a net gain before income taxes of $30,198,000.

Note T — Gain on Sale of Subsidiary Common Stock:

      In 2000, the Company’s former partially-owned subsidiary NSI completed a secondary offering of 4,580,000 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 4,500,000

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares at $170 per share and received proceeds, net of underwriter’s commissions, of $729,000,000 and recognized a gain on the sale of $698,374,000. On March 23, 1999, NSI completed a 2-for-1 stock split of its Class A Common Stock and Class B Common Stock. After the stock split, the Company held 14,850,000 shares of NSI Class B Common Stock, which were entitled to ten votes per share and represented 44.7% ownership interest in NSI and approximately 89% of the combined voting power. On June 3, 1999, the Company converted its 14,850,000 shares of NSI Class B Common Stock into an equal number of shares of NSI’s Class A Common Stock, which were entitled to one vote per share, thereby reducing the Company’s voting power to 44.7%. As shares of NSI Class A Common Stock were issued pursuant to NSI employee stock compensation plans, the Company’s ownership interest in NSI was diluted. As of January 31, 2000, NSI was consolidated in the accompanying consolidated financial statements. As a result of a series of transactions reducing the Company’s ownership in NSI at the end of 2000, including the recomposition of the NSI Board of Directors, effective at the beginning of 2001 the Company no longer consolidated NSI (Note U).

Note U — Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses:

      Net (loss) gain on marketable securities and other investments, including impairment losses, consists of the following:

	Year ended January 31

	2002	2001	2000

	(In thousands)
Impairment losses	$(466,837)	$(1,441,020)
Net (loss) gain on sale of investments	(39,043)	52,793	$2,498
Net gain on derivative instruments	29,020
Amdocs and Solect transaction	21,108	191,458
NSI and VeriSign transaction		2,390,899
Sale of NSI common stock		1,462,303

	$(455,752)	$2,656,433	$2,498

      The Company recognized impairment losses of $466,837,000 and $1,441,020,000 in 2002 and 2001, respectively, on its investments in VeriSign and certain other marketable and private equity securities due to declines in fair market value which were deemed to be other-than-temporary.

      The Company recognized a net loss before income taxes of $39,043,000 on the sale of certain marketable securities and other investments in 2002 compared to a net gain before income taxes of $52,793,000 in 2001. The largest component of the net loss for 2002 was the sale of VeriSign shares that resulted in a loss before income taxes of $48,012,000, which was partially offset by a net gain before income taxes of $8,969,000 from the sale of certain other investments. The largest component of the net gain in 2001 was $32,347,000 on the sale of an equity interest in a French business in exchange for equity securities of a French public company.

      In 2002, the Company recognized an aggregate net gain of $29,020,0000 related to its derivative instruments as described in Note E. No gains or losses were recognized in prior years since SFAS No. 133 was effective beginning in 2002.

      In 2002, the Company recognized a gain before income taxes of $21,108,000 related to its former investment in Solect Technology Group (“Solect”) which was acquired by Amdocs Limited (“Amdocs”), a publicly traded company, in 2001. In 2001, the Company recognized a gain before income taxes of $191,458,000 on the exchange of our interest in Solect for an approximate 2% equity interest in Amdocs. Under the terms of the exchange agreement, a portion of the Amdocs shares were held in escrow and would only be released if certain conditions were met. In 2002, these conditions were met and the shares were released from escrow resulting in the additional gain.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2001, NSI completed a secondary offering of 8,889,500 shares of its Class A Common Stock. Of the shares sold in the offering, the Company sold 6,700,000 shares, NSI sold 2,159,500 shares and other selling stockholders sold 30,000 shares at $247 per share before deducting underwriting commissions of $9.75 per share. The Company received net proceeds from the offering of $1,589,575,000 and recognized a gain before income taxes of $1,462,303,000. In addition, the Company recognized a gain as a result of the shares sold by NSI by recording $132,377,000 directly to additional paid-in capital, which is reflected in “Issuance of subsidiary stock” on the consolidated statement of stockholders’ equity and comprehensive income. Upon completion of this secondary offering and giving effect to NSI’s 2-for-1 stock split, the Company held 16,300,000 shares of NSI Class A Common Stock which represented a 22.6% interest in NSI. With the recomposition of the NSI Board of Directors and the ownership interest in NSI, the Company, in the first quarter ended April 30, 2000, no longer consolidated NSI’s financial statements and instead began recognizing its proportionate share of NSI’s net income under the equity method of accounting until June 8, 2000, when NSI merged and became a wholly-owned subsidiary of VeriSign, a publicly traded company and leading provider of Internet trust services. As a result of this transaction, the Company recognized a gain before income taxes of $2,390,899,000.

Note V — Selected Quarterly Financial Data (Unaudited):

      Selected unaudited financial data for each quarter of the last two years is as follows:

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)

	(In thousands, except per share amounts)
2002
Revenues	$1,435,500	$1,535,891	$1,554,570	$1,568,547
Operating income	69,803	117,832	132,814	134,520
Net income (loss)(4)	8,838	29,524	138,693	(158,138)
Basic earnings (loss) per share(5)	.04	.14	.66	(.76)
Diluted earnings (loss) per share(5)	.04	.13	.62	(.76)

2001
Revenues	$1,240,274	$1,473,758	$1,545,065	$1,636,581
Operating income	62,594	114,724	122,797	220,763
Net income (loss)	1,074,548 (2)	1,575,427 (3)	144,719	(735,738	)(4)
Basic earnings (loss) per share(5)	4.47	6.68	.62	(3.21)
Diluted earnings (loss) per share(5)	4.13	6.17	.58	(3.21)

(1)	Effective for the fourth quarter of 2001, the Company adopted SAB No. 101, “Revenue Recognition in Financial Statements” and reclassified gains on sale of business units and subsidiary common stock from non-operating income to a component of operating income for the prior quarters.

(2)	Includes a pre-tax gain of $1,462,303,000 from the sale of the Company’s shares of NSI common stock in NSI’s secondary offerings in 2001.

(3)	Includes pre-tax gains of $2,421,166,000 from the sale of business units and the merger of NSI and VeriSign.

(4)	Includes pre-tax impairment losses on the Company’s investments in VeriSign and other marketable equity securities of $64,285,000, $20,412,000, $21,669,000 and $360,471,000 for the first, second, third and fourth quarters of 2002, respectively, and $1,441,020,000 for the fourth quarter of 2001.

(5)	Earnings (loss) per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year. The first quarter 2002 amount includes the cumulative effect of accounting change (Note A).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2002, 2001 and 2000

	Balance at	Charged to	Charged to
	beginning	costs and	other		Balance at
Description	of year	expenses	accounts	Deductions	end of year

	(In thousands)
Year ended January 31, 2000
Allowance for uncollectible accounts	$40,829	$13,167	$310,519 (1)	$(299,992)	$64,523
Year ended January 31, 2001
Allowance for uncollectible accounts	$64,523	$14,465		$(58,690)	$20,298
Year ended January 31, 2002
Allowance for uncollectible accounts	$20,298	$19,251		$(3,090)	$36,459

(1)	Charged primarily to allowance for deferred revenues related to the Company’s former majority-owned subsidiary, NSI.