Form 10-Q
period 2002-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2002-06-14
CIK 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-12771

Science Applications International Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-3630868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Campus Point Drive
San Diego, California 92121
(858) 826-6000

(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

          As of May 31, 2002, the Registrant had 198,109,710 Class A common stock, $.01 par value per share, issued and outstanding, and 262,114 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share amounts)

	Three months ended

	April 30, 2002	April 30, 2001

Revenues	$1,412,198	$1,435,500
Costs and expenses:
Cost of revenues	1,162,255	1,152,814
Selling, general and administrative expenses	140,786	209,861
Loss on sale of business units, net		3,022

Operating income	109,157	69,803

Non-operating income (expense):
Net loss on marketable securities and other investments, including impairment losses	(60,483)	(71,044)
Interest income	7,775	18,261
Interest expense	(4,548)	(4,110)
Other income, net	2,098	2,466
Minority interest in income of consolidated subsidiaries	(3,684)	(3,300)

Income before income taxes	50,315	12,076
Provision for income taxes	17,610	3,949

Income before cumulative effect of accounting change	32,705	8,127
Cumulative effect of accounting change, net of tax		711

Net income	$32,705	$8,838

Earnings per share:
Basic, before and after cumulative effect of accounting change	$.16	$.04

Diluted:
Before cumulative effect of accounting change	$.15	$.03
Cumulative effect of accounting change, net of tax	–	.01

	$.15	$.04

Common equivalent shares:
Basic	203,544	224,387

Diluted	213,564	239,637

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	April 30, 2002	January 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$678,090	$480,004
Restricted cash	6,813	4,845
Short-term investments in marketable securities	710,799	708,945
Receivables, net	1,153,155	1,238,789
Prepaid expenses and other current assets	98,534	97,559
Deferred income taxes	55,377	56,192

Total current assets	2,702,768	2,586,334

Property, plant and equipment (less accumulated depreciation of $608,988 and $605,566 at April 30, 2002 and January 31, 2002, respectively)	530,597	555,340
Intangible assets	31,680	35,068
Goodwill	151,601	149,513
Long-term investments in marketable securities	447,564	815,548
Prepaid pension assets	554,705	546,137
Other assets	241,756	259,749

	$4,660,671	$4,947,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$970,501	$1,068,220
Accrued payroll and employee benefits	309,367	384,548
Income taxes payable	216,638	220,869
Notes payable and current portion of long-term debt	34,510	37,294

Total current liabilities	1,531,016	1,710,931

Long-term debt, net of current portion	121,878	123,472
Deferred income taxes	175,590	254,216
Other long-term liabilities	298,027	302,115
Minority interest in consolidated subsidiaries	30,154	33,202
Stockholders’ equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding (201,339 shares and 199,291 shares at April 30, 2002 and January 31, 2002, respectively)	2,014	1,993
Class B, $.05 par value, 5,000 shares authorized; issued and outstanding (266 shares and 267 shares at April 30, 2002 and January 31, 2002, respectively)	13	13
Additional paid-in capital	1,703,044	1,550,716
Retained earnings	851,331	956,042
Other stockholders’ equity	(77,397)	(56,309)
Accumulated other comprehensive income	25,001	71,298

Total stockholders’ equity	2,504,006	2,523,753

	$4,660,671	$4,947,689

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended

	April 30, 2002	April 30, 2001

Cash flows from operating activities:
Net income	$32,705	$8,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,117	43,092
Non-cash compensation	54,360	38,255
Loss on derivative instruments	51,403	29,716
Impairment losses on marketable securities	9,049	64,284
Loss (gain) on sale of marketable securities and other investments	31	(22,956)
Loss on sale of business units		3,022
Other	9,906	3,692
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	73,445	83,267
Prepaid expenses and other current assets	(13,174)	(13,962)
Progress payments	(307)	(980)
Deferred income taxes	(51,608)	538
Other assets	(3,076)	(11,471)
Accounts payable and accrued liabilities	(88,110)	(216,856)
Accrued payroll and employee benefits	(71,562)	(47,139)
Income taxes payable	61,383	(1,972)
Other long-term liabilities	4,398	5,573

	104,960	(35,059)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(8,679)	(29,741)
Acquisitions of business units, net of cash acquired		(13,675)
Purchases of debt and equity securities available-for-sale	(104,159)	(12,664)
Proceeds from sale of short-term investments in marketable securities and other investments	344,714	60,329
Investments in affiliates	(1,459)	(23,804)
Other	976	(637)

	231,393	(20,192)

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt		1,888
Payments of notes payable and long-term debt	(483)	(226)
Principal payments on capital lease obligations	(6,353)	(6,318)
Dividends paid to minority interest stockholders	(5,912)
Net proceeds from subsidiary issuance of stock	444
Sales of common stock	12,921	19,828
Repurchases of common stock	(134,090)	(207,985)

	(133,473)	(192,813)

Effect of exchange rate changes on cash	(4,794)	(727)

Increase (decrease) in cash and cash equivalents	198,086	(248,791)
Cash and cash equivalents at beginning of period	480,004	644,492

Cash and cash equivalents at end of period	$678,090	$395,701

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock exchanged upon exercise of stock options	$33,781	$30,677

Capital lease obligations for property and equipment	$2,225

Fair value of assets acquired in acquisitions		$18,734
Cash paid in acquisitions		(13,675)

Liabilities assumed in acquisitions		$5,059

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements
Unaudited

Note A — Basis of Presentation:

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

Certain amounts from the consolidated balance sheet at January 31, 2002 and the three months ended April 30, 2001 have been reclassified in the condensed consolidated financial statements to conform to the presentation as of and for the three months ended April 30, 2002.

In the opinion of management, the unaudited financial information as of April 30, 2002 and for the three months ended April 30, 2002 and 2001 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2002 Annual Report on Form 10-K.

Note B — Business Segment Information:

The following summarizes interim business segment information:

	Three months ended April 30,

	2002	2001

	(in thousands)
Revenues:
Regulated	$970,161	$900,202
Non-Regulated Telecommunications	272,296	377,753
Non-Regulated Other	165,499	166,595
Corporate	4,242	(9,050)

Total reportable segment revenues	$1,412,198	$1,435,500

Segment operating income (loss):
Regulated	$71,901	$48,769
Non-Regulated Telecommunications	41,719	29,915
Non-Regulated Other	11,215	12,364
Corporate	(16,452)	(19,153)

Total reportable segment operating income	$108,383	$71,895

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended April 30,

	2002	2001

	(in thousands)
Depreciation and amortization:
Regulated	$4,954	$7,584
Non-Regulated Telecommunications	16,444	22,190
Non-Regulated Other	13,177	11,051
Corporate	1,526	2,248

Total reportable segment depreciation and amortization	$36,101	$43,073

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended April 30,

	2002	2001

	(in thousands)
Total reportable segment operating income	$108,383	$71,895
Investment activities	(1,880)	(1,493)
Net loss on sale of business units		(3,022)
Equity in income of unconsolidated affiliates	(1,030)	(877)
Minority interest in income of consolidated subsidiaries	3,684	3,300

Total consolidated operating income	$109,157	$69,803

Consolidated depreciation and amortization of $36,117,000 and $43,092,000 includes $16,000 and $19,000 on investment activities for the three months ended April 30, 2002 and 2001, respectively. Total reportable segment depreciation and amortization for the three months ended April 30, 2001 includes amortization of $6,185,000 related to goodwill, which is no longer amortized under SFAS No. 142 (Note F).

Note C — Short-term and Long-term Investments in Marketable Securities:

As of April 30, 2002 and January 31, 2002, the Company held $758,256,000 and $1,301,039,000, respectively, of short-term and long-term investments in marketable securities, which excludes derivative instruments of $400,107,000 and $223,454,000 at April 30, 2002 and January 31, 2002, respectively. As of April 30, 2002, the cost basis and fair market value of these marketable securities were $1,129,093,000 and $758,256,000, respectively. Gross unrealized gains and losses related to these investments were $41,520,000 and $412,357,000, respectively. As more fully described in Note E, the Company hedges the equity price risk of certain available-for-sale marketable securities using equity collars. At April 30, 2002, a portion of the $412,357,000 gross unrealized loss was effectively hedged using these equity collars. Including the effects of the equity collars, the Company has after-tax net unrealized gains of $31,561,000 on marketable securities at April 30, 2002, which are reflected in accumulated other comprehensive income.

Note D — Receivables:

Receivables include $38,395,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at April 30, 2002.

Note E — Derivative Financial Instruments:

The Company is exposed to certain market risks which are inherent in certain transactions entered into in the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company has a risk management policy (“Policy”) in place which is used to assess and manage cash flow and fair value exposures. The Policy permits the use of derivative instruments and other natural hedges with certain restrictions and appropriate authorization. The Company presently uses derivative instruments to manage exposures to foreign currency, equity securities price risks and interest rate risks and uses natural hedges to minimize exposure for net investments in foreign subsidiaries. The Company does not hold derivative instruments for trading or speculative purposes. During the three months ended April 30, 2002, there were no significant changes in the nature and type of the Company’s derivatives.

Equity Securities Price Risk

The Company’s portfolio of publicly-traded equity securities is subject to market price risk and there may be instances where the Company will use derivative instruments to manage this risk of potential loss in fair value resulting from decreases in market prices. The Company has equity collars in place to mitigate the risk of significant price fluctuations of certain of its marketable equity securities. The equity collars have been designated as fair value hedges of the underlying marketable equity securities and, therefore, the changes in fair value of the derivative instruments and the hedged items attributable to the hedged risk are recorded in the statement

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited

of income. During the three months ended April 30, 2002 and 2001, a net loss of $50,952,000 and $32,904,000, respectively, for the ineffective portion of changes in the fair value of the collars was recorded in earnings (Note K). The fair value of the equity collars of $122,097,000 and $36,800,000, and $278,010,000 and $186,654,000 are included in short-term and long-term investments in marketable securities, respectively, at April 30, 2002 and January 31, 2002, respectively. During the three months ended April 30, 2002, one of the equity collars on certain shares of the Company’s investment in Amdocs Limited (“Amdocs”) matured, which resulted in gross proceeds of $60,810,000 from the sale of the underlying Amdocs shares (Note K).

Foreign Currency Risk, Interest Rate Risk and Other Derivatives

For the three months ended April 30, 2002 and 2001, the Company recognized a loss of $451,000 and a gain of $3,188,000, respectively, related to the change in fair value of warrants that are deemed derivative instruments and not designated as hedging instruments. All other derivative instruments that are designated in cash flow hedging relationships, as described in the Company’s 2002 Annual Report on Form 10-K, were fully effective. Net of tax losses of $708,000 and net of tax gains of $159,000 for the three months ended April 30, 2002 and 2001, respectively, were recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Note F — Goodwill and Intangible Assets:

Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which changes the accounting for goodwill such that the amortization of goodwill ceases. Instead of amortization, the carrying value of goodwill is evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the allocated goodwill, below its carrying value. Intangible assets with indefinite lives are no longer amortized in accordance with SFAS No. 142. The Company does not have any intangible assets with indefinite lives. Intangible assets with finite lives continue to be amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

As previously disclosed in the Company’s 2002 Annual Report on Form 10-K, effective February 1, 2002, the Company completed its implementation of SFAS No. 142 and reclassified one intangible asset for assembled workforce of $1,513,000 to goodwill and determined that it would not have a transitional goodwill impairment charge. The goodwill impairment test consisted of assigning goodwill and intangible assets to individual reporting units, estimating the fair values of each of the reporting units by discounting estimated future cash flows and comparing those estimated fair values with the carrying values, which includes the allocated goodwill.

The changes in the carrying amount of goodwill by segment for the three months ended April 30, 2002 are as follows:

		Non-Regulated	Non-Regulated
	Regulated	Telecommunications	Other	Total

	(in thousands)
January 31, 2002	$78,555	$52,502	$18,456	$149,513
Foreign currency translation		79	496	575
Reclassification of assembled workforce intangible asset	1,513			1,513

April 30, 2002	$80,068	$52,581	$18,952	$151,601

The Company did not have any goodwill activity resulting from acquisitions, divestitures or impairments during the three months ended April 30, 2002.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited

Intangible assets as of April 30, 2002 and January 31, 2002 are as follows:

	April 30, 2002			January 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

			(in thousands)
Amortized intangible assets:
Software and technology	$60,980	$38,560	$22,420	$80,980	$57,271	$23,709
Patents	12,163	3,617	8,546	12,163	3,413	8,750
Customer contracts	4,484	3,859	625	4,484	3,500	984
Other	275	186	89	6,845	6,733	112
Assembled workforce				2,300	787	1,513

Total intangible assets	$77,902	$46,222	$31,680	$106,772	$71,704	$35,068

Software and technology with a gross carrying value of $20,000,000 and other intangible assets with a gross carrying value of $6,570,000 became fully amortized at January 31, 2002 and, therefore, are no longer reflected in the gross carrying value at April 30, 2002. The Company did not acquire any intangible assets during the three months ended April 30, 2002. Amortization expense related to amortizable intangible assets was $1,877,000 and $3,754,000 for the three months ended April 30, 2002 and 2001, respectively. Based solely on the intangible assets as of April 30, 2002, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

January 31

(in thousands)
2003	$6,879
2004	4,788
2005	4,754
2006	4,751
2007	4,747
Thereafter	7,638

$33,557

The following unaudited pro forma information presents net income and earnings per share as if the Company adopted SFAS No. 142 effective February 1, 2001 and, accordingly, did not amortize goodwill and the assembled workforce intangible asset during the fiscal year ended January 31, 2002.

	Three months ended April 30, 2001

		Earnings Per Share

	Net Income	Basic	Diluted

	(in thousands, except per share amounts)
Income before cumulative effect of accounting change, as reported	$8,127	$.04	$.03
Amortization of goodwill, net of tax	4,162	.02	.02

Pro forma income before cumulative effect of accounting change	12,289	.06	.05
Cumulative effect of accounting change, net of tax	711	-	.01

Pro forma net income	$13,000	$.06	$.06

As previously disclosed in the Company’s 2002 Annual Report on Form 10-K, the cumulative effect of accounting change of $711,000 referred to in the table above relates to the Company’s adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the prior fiscal year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited

Note G — Revolving Credit Facility:

The Company has a five-year unsecured reducing revolving credit facility with a group of financial institutions which allows borrowings until August 2002. Borrowings bear interest at the Company’s option at various rates, based on the base rate, bid rate or on margins over the CD rate or LIBOR. There were no balances outstanding under the facility at April 30, 2002 and the entire $518,750,000 was available. Financial covenants required by the credit facility have been maintained as of April 30, 2002. The Company expects the arrangements for a new credit facility to be completed during the second quarter ending July 31, 2002.

Note H — Comprehensive Loss:

Comprehensive loss, which combines net income, unrealized gains and losses on the Company’s available-for-sale securities, derivative instruments and foreign currency translation adjustments, consists of the following:

	Three months ended April 30,

	2002	2001

	(in thousands)
Net income	$32,705	$8,838
Other comprehensive income, net of tax:
Unrealized loss on marketable securities	(201,876)	(256,346)
Reclassification of net realized losses on marketable securities	155,345	42,310
SFAS No. 133 implementation		443
Unrealized (loss) gain on derivatives	(708)	159
Reclassification of net realized losses on derivatives	(87)
Foreign currency translation adjustments	1,029	(575)

	(46,297)	(214,009)

Total comprehensive loss	$(13,592)	$(205,171)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited

Note I — Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three months ended April 30,

	2002	2001

BASIC EPS:
Net income	$32,705	$8,838

Weighted average shares	203,544	224,387

Basic EPS	$.16	$.04

DILUTED EPS:
Net income	$32,705	$8,838

Weighted average shares	203,544	224,387
Effect of:
Stock options	9,627	14,860
Other stock awards	393	390

Weighted average shares, as adjusted	213,564	239,637

Diluted EPS	$.15	$.04

Note J — Loss on Sale of Business Units:

During the three months ended April 30, 2002, the Company did not sell any business units. In the same period of the prior year, the Company sold a business unit that was not considered a significant divestiture and recognized a loss before income taxes of $3,022,000.

Note K — Net Loss on Marketable Securities and Other Investments, Including Impairment Losses:

Net loss on marketable securities and other investments, including impairment losses consists of the following:

	Three months ended April 30

	2002	2001

	(in thousands)
Impairment losses	$(9,049)	$(64,284)
Net loss on derivative instruments	(51,403)	(29,716)
Net (loss) gain on sale of investments	(31)	1,848
Amdocs and Solect transactions		21,108

	$(60,483)	$(71,044)

The Company recognized impairment losses of $9,049,000 and $64,284,000 for the three months ended April 30, 2002 and 2001, respectively, on certain of its marketable equity securities due to declines in fair market value which were deemed to be other-than-temporary.

During the three months ended April 30, 2002 and 2001, the Company recognized an aggregate net loss of $51,403,000 and $29,716,000, respectively, from changes in fair value of its derivative instruments as described in Note E.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited

During the three months ended April 30, 2002, the Company recognized a net loss before income taxes of $31,000 from the sale of investments. The net loss before income taxes included a gain of $8,756,000 from the sale of Amdocs shares that were hedged by an equity collar (Note E), a loss of $9,618,000 on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain of $831,000 from other sale transactions of certain investments. During the three months ended April 30, 2001, the Company recognized a net gain before income taxes of $1,848,000 from the sale of certain marketable securities and other investments.

During the three months ended April 30, 2001, the Company recognized a gain before income taxes of $21,108,000 related to its former investment in Solect Technology Group (“Solect”) which was acquired by Amdocs in the same period of the prior year. Under the terms of the initial exchange agreement with Amdocs, a certain number of Amdocs shares were put into an escrow account and were to be released upon meeting certain contingent conditions. These conditions were met during the three months ended April 30, 2001 and the shares were released from escrow resulting in the additional gain.

Note L — Commitments and Contingencies:

The Company’s Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130,000,000 from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia’s portion of the contracted work was $208,000,000. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia’s claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On April 11, 2002, Telkom South Africa filed an amended Answer and Counterclaim. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing to determine the merit of both parties’ substantive claims commenced in May 2002 in Johannesburg, South Africa with witness testimony. Upon completion of witness testimony, the arbitrator asked Telcordia and Telkom South Africa to submit briefs in an effort to narrow the issues in dispute and possibly decide the case without additional witness testimony. Initial briefs are due from both parties on June 28, 2002 and reply briefs are due July 8, 2002. Oral argument is scheduled for July 29, 2002 in London, England. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is not presently determinable. As of April 30, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, restructuring charges, estimated profitability of long-term contracts, pensions and other postretirement benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in the 2002 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the three months ended April 30, 2002, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes or transactions related to our critical accounting policies that would have a material impact to our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Results of Operations

Our revenues for the three months ended April 30, 2002 decreased 2% over the same period of the prior year. Revenues from our U.S. Government customers increased 8% while revenues from our non-telecommunications commercial customers remained relatively constant compared to the same period of the prior year. However, with the continuing decline in the telecommunications industry, revenues from our telecommunications commercial customers decreased 28% over the same period of the prior year.

Regulated segment revenues as a percentage of consolidated revenues were 69% and 63% for the three months ended April 30, 2002 and 2001, respectively, and on an absolute basis, increased 8% over the same period of the prior year as a result of growth in our traditional business areas with departments and agencies of the U.S. Government. Since we derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Obtaining U.S. Government contracts remains a highly competitive process. We have seen our growth in revenues with the U.S. Government continue to shift toward service type contracts which are competitively priced utilizing lower cost structures. This shift reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 19% and 26% for the three months ended April 30, 2002 and 2001, respectively, and on an absolute basis decreased 28% over the same period of the prior year. The decrease in revenues as a percentage of consolidated revenues and on an absolute basis is attributable to the continuing downturn in the global telecommunications market that began last year and its effects on our subsidiary, Telcordia. In response to the changes in the marketplace, Telcordia continues to seek opportunities for growth but on a more focused basis. Telcordia historically has derived a majority of its revenues from the Regional Bell Operating Companies (“RBOCs”). Loss of business from the RBOCs or a continued decline in the global telecommunications market could further reduce revenues and have an adverse impact on our business.

Non-Regulated Other segment revenues as a percentage of consolidated revenues were 12% for the three months ended April 30, 2002 and 2001 and, on an absolute basis, remained relatively constant over the same period of the prior year. We experienced high growth in our commercial IT outsourcing business throughout the prior fiscal year. This growth slowed, as our commercial IT outsourcing customers are experiencing a challenging economic environment which is causing them to reduce contract spending. During the three months ended April 30, 2002, revenues from our INTESA joint venture decreased and represented 4% of consolidated revenues and 3% of total reportable segment operating income. INTESA derives substantially all of its revenues from PDVSA, which is not only

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

INTESA’s primary customer, but also our joint venture partner that owns 40% of INTESA. We own 60% of the INTESA joint venture. The political and economic environment in Venezuela is still unstable and we are uncertain what impact, if any, this may have on INTESA’s business. In addition, the outsourcing contract INTESA has with PDVSA expires on June 30, 2002. The contract with INTESA may be extended for an additional term by PDVSA and PDVSA has recently notified INTESA that they would like to commence negotiations to extend the term of the agreement for one additional year. PDVSA also had previously indicated that they would like to commence negotiations to terminate the INTESA joint venture agreement with us. We are, therefore, uncertain of our continuing involvement in the INTESA joint venture since these negotiations have not concluded.

Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At April 30, 2002, we had approximately 37,800 full-time employees compared to approximately 38,900 at April 30, 2001. Material and subcontract (“M&S”) revenues were $315 million and $278 million for the three months ended April 30, 2002 and 2001, respectively. As a percentage of total revenues, M&S revenues were 22% and 19% for the three months ended April 30, 2002 and 2001, respectively. The contract types we enter into with our customers can impact our revenues and segment operating income. The percentage of our revenues attributable to the higher risk, firm fixed-price (“FFP”) contracts decreased to 27% for the three months ended April 30, 2002 compared to 31% for the same period of the prior year. We assume greater performance risk on FFP contracts and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort (“FP-LOE”) and time-and-materials (“T&M”) type contracts represented 32% of revenues for the three months ended April 30, 2002 and 2001, while cost reimbursement contracts were 35% and 32% for the same periods, respectively, and target cost and fee with risk sharing contracts were 6% and 5% for the same periods, respectively.

Cost of revenues as a percentage of revenues increased to 82.3% from 80.3% for the three months ended April 30, 2002 and 2001, respectively. The increase is primarily attributable to our mix of commercial and government business. Our revenues from commercial customers have more of their associated costs in selling, general and administrative (“SG&A”) as opposed to cost of revenues. Therefore, the lower revenues at Telcordia for the three months ended April 30, 2002 caused the overall cost of revenues to increase as a percentage of revenues. Our Regulated and Non-Regulated Telecommunications segments experienced lower overruns on FFP contracts during the three months ended April 30, 2002 compared to the same period of the prior year.

Selling, general and administrative expenses are comprised of general and administrative (“G&A”), bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses. SG&A expenses as a percentage of revenues were 10.0% and 14.6% for the three months ended April 30, 2002 and 2001, respectively. SG&A as a percentage of revenues in the Regulated segment was 5.3% and 5.7% for the three months ended April 30, 2002 and 2001, respectively, and decreased due to continued economies of scale and close monitoring of our SG&A costs. SG&A as a percentage of revenues in the Non-Regulated Other segment remained relatively constant at 13.1% and 12.9% for the three months ended April 30, 2002 and 2001, respectively. SG&A as a percentage of revenues in the Non-Regulated Telecommunications segment decreased to 25.3% for the three months ended April 30, 2002 from 34.2% for the same period of the prior year. The decrease is a result of the restructuring and cost control efforts that began at Telcordia after the three months ended April 30, 2001.

Regulated segment operating income, as defined in our 2002 Annual Report on Form 10-K, as a percentage of its revenues was 7.4% and 5.4% for the three months ended April 30, 2002 and 2001, respectively, and increased primarily due to lower FFP contract losses in the three months ended April 30, 2002 compared to the same period of the prior year. Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues increased to 15.3% for the three months ended April 30, 2002 from 7.9% for the same period of the prior year, primarily due to lower losses on certain FFP contracts and the decrease in SG&A expenses. Our Non-Regulated Other segment operating income as a percentage of its revenues was 6.8% for the three months ended April 30, 2002 compared to 7.4% for the same period of the prior year and decreased primarily as a result of higher operating costs in relation to the revenues from certain of our commercial IT outsourcing contracts.

Interest income of $8 million for the three months ended April 30, 2002 decreased from $18 million for the same period of the prior year due to lower average cash and short-term investment balances.

Interest expense of $5 million and $4 million for the three months ended April 30, 2002 and 2001, respectively, primarily relates to interest on our outstanding public debt securities, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Other income, net, was $2 million for the three months ended April 30, 2002 and 2001 and primarily consisted of equity income from our share of income from our unconsolidated affiliates.

Minority interest in income of consolidated subsidiaries was $4 million and at $3 million for the three months ended April 30, 2002 and 2001, respectively, and was related to our joint ventures, AMSEC LLC and INTESA, and our subsidiary, ANXeBusiness Corp.

The provision for income taxes as a percentage of income before income taxes was 35.0% for the three months ended April 30, 2002 compared to 32.7% for the same period of the prior year. The higher effective tax rate for the three months ended April 30, 2002 was primarily related to a slightly higher state and foreign taxes, lower amounts of research credits and lower U.S. export sales benefits.

Loss on Sale of Business Units

Gains or losses related to sales of a business unit or operating asset that generated revenue or whose operating results were included in our condensed consolidated financial statements are recorded as “Loss on sale of business units” and are part of operating income. We did not sell any business unit or operating asset during the three months ended April 30, 2002. For the same period of the prior year, we sold a business unit that was not considered a significant divestiture and recognized a loss before income taxes of $3 million.

Net Loss on Marketable Securities and Other Investments, Including Impairment Losses

Gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities, as cost method investments or as equity method investments are recorded as “Net loss on marketable securities and other investments, including impairment losses” and are part of non-operating income or expense. Impairment losses on marketable securities and other investments from declines in fair market values that are deemed to be other-than-temporary are also recorded in this financial statement line item.

In accordance with our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair market value and other market conditions, we determined that declines in the fair market value of certain of our marketable and private equity securities had occurred and were deemed to be other-than-temporary in nature. We, therefore, recorded impairment losses of $9 million and $64 million for the three months ended April 30, 2002 and 2001, respectively, on these investments.

Our portfolio of publicly-traded marketable equity securities is subject to market risk and there may be instances where we will use derivative instruments to manage the risk of potential loss in fair value resulting from decreases in market prices. We have equity collars in place to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. We also have warrants to purchase equity securities of certain private and publicly-held companies that can be net settled. These warrants are considered derivative instruments and not designated as hedging instruments. For the three months ended April 30, 2002 and 2001, we recognized aggregate net losses of $51 million and $30 million, respectively, related to the equity collars and the related underlying marketable equity securities and the warrants that can be net settled. For the three months ended April 30, 2002, our investment in VeriSign declined $200 million in value due to market conditions. The majority of this decrease was offset by an increase in the value of the equity collars that are in place to mitigate the significant price fluctuation of our investment in VeriSign. The remaining decrease in value in our VeriSign investment that is not offset by the equity collars is reflected in the $51 million aggregate net loss on derivative instruments.

During the three months ended April 30, 2002, we recognized an aggregate net loss before income taxes of $31 thousand from the sale of investments, which included a gain of $9 million from the sale of Amdocs shares that were hedged by an equity collar, a loss of $10 million on the sale of VeriSign shares that were not hedged by equity collars, and a net gain of $831 thousand from other sale transactions on certain investments. Transactions of this nature were not significant for the same period of the prior year.

During the three months ended April 30, 2001, we recognized a gain before income taxes of $21 million related to our former investment in Solect Technology Group (“Solect”) which was acquired by Amdocs Limited (“Amdocs”) in the same period of the prior year. Under the terms of the initial exchange agreement, a certain number of Amdocs shares were put into an escrow account and were to be released upon meeting certain contingent conditions. These conditions were met during the three months ended April 30, 2001 and the shares were released from escrow resulting in the additional gain.

Liquidity and Capital Resources

Our primary sources of liquidity continue to be funds provided by operations and our five-year revolving credit facility which expires in August 2002. We expect arrangements for a new credit facility to be completed during the second quarter ending July 31, 2002.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Due to current market conditions, the pricing terms of the new credit facility are expected to be less favorable than the current credit facility.

At April 30, 2002 and January 31, 2002, there were no borrowings outstanding under the credit facility and cash and cash equivalents and short-term investments in marketable securities totaled $1.4 billion and $1.2 billion, respectively. Cash flows generated from operating activities were $105 million for the three months ended April 30, 2002 compared to a use of cash of $35 million in operating activities for the same period of the prior year. Net cash provided by operating activities consisted primarily of net income of $33 million adjusted for non-cash items of $160 million, offset by $88 million used in working capital and other activities. Net cash used in working capital and other activities resulted from payments of accounts payable and accrued payroll and employee benefits. We generated cash from operating activities in the three months ended April 30, 2002 compared to a use of cash for the same period of the prior year primarily due to higher net income and a decrease in use of cash for working capital needs.

Our investing activities generated cash of $231 million for the three months ended April 30, 2002 compared to a use of cash of $20 million for the same period of the prior year. For the three months ended April 30, 2002, we generated cash from the sale of short-term marketable securities and decreased our capital expenditures and the level of investments in private companies. We also reinvested a portion of our cash into short-term investments, which are managed as portfolios by outside investment managers. For the same period of the prior year, we did not generate as much cash from the sale of marketable securities and spent more on capital expenditures, acquisitions of businesses and investments in private companies.

We used $133 million in cash for financing activities for the three months ended April 30, 2002 compared to a use of $193 million for the same period of the prior year. We used less cash for the three months ended April 30, 2002 compared to the same period of the prior year primarily because we repurchased fewer shares of our common stock. During the three months ended April 30, 2002, we repurchased $33 million of common stock from employees upon their termination, $60 million of common stock from our 401(k) and retirement and profit sharing plans (collectively referred to as “the Plans”) and $41 million of common stock in other stock transactions. The quarterly stock trades on April 26, 2002 and April 27, 2001 did not settle until May 1, 2002 and May 2, 2001, respectively, and are therefore not reflected in the stock activity for the three months ended April 30, 2002 and 2001. We did repurchase $119 million of common stock for the April 26, 2002 quarterly stock trade compared to $122 million for the April 27, 2001 quarterly stock trade which is reflected in the period subsequent to April 30 of each year. For the three months ended April 30, 2001, we repurchased $67 million of common stock from employees upon their termination, $96 million of common stock from the Plans and $45 million of common stock in other stock transactions. Although we have no obligation to make purchases in the quarterly stock trades, we repurchased stock in recent quarterly stock trades in which more shares were offered for sale than the aggregate number of shares sought to be purchased by authorized buyers.

As previously discussed in the 2002 Annual Report on Form 10-K, there is no public market for our Class A common stock and a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.” Generally, there are four trade dates each year. All sales are made at the prevailing price of the Class A common stock determined by the board of directors pursuant to the valuation process described on page 17 of our 2002 Annual Report on Form 10-K. If there are insufficient buyers for the stock on any trade date, our stockholders may not be able to sell stock on the trade date. We are authorized but not obligated to purchase shares of Class A common stock in the limited market on any trade date. We cannot assure you that we will continue to make such purchases. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

As previously discussed in the 2002 Annual Report on Form 10-K, Federal legislation has been proposed that, if adopted, would impose new requirements and restrictions on certain types of retirement plans which could impact our stock system and liquidity. As of April 30, 2002, because of the uncertainty surrounding if, when, and in what final form such legislation may be enacted, we are unable to determine the impact this legislation might have on our retirement plans, the operation of our limited market and our liquidity and cash needs.

We expect our existing cash, cash equivalents, short-term investments in marketable securities, cash flows from operations and borrowing capacity to provide sufficient funds for our operations, common stock repurchases and capital expenditures. In addition, we expect to finance acquisitions and equity investments in the future with cash from operations and our borrowing capacity.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Commitments and Contingencies

Our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia’s portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia’s claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On April 11, 2002, Telkom South Africa filed an amended Answer and Counterclaim. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing to determine the merit of both parties’ substantive claims commenced in May 2002 in Johannesburg, South Africa with witness testimony. Upon completion of witness testimony, the arbitrator asked Telcordia and Telkom South Africa to submit briefs in an effort to narrow the issues in dispute and possibly decide the case without additional witness testimony. Initial briefs are due from both parties on June 28, 2002 and reply briefs are due July 8, 2002. Oral argument is scheduled for July 29, 2002 in London, England. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is not presently determinable. As of April 30, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Forward-looking Information

The foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following discussion in “Quantitative and Qualitative Disclosures About Market Risk” should be read in conjunction with the consolidated condensed financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our 2002 Annual Report on Form 10-K. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks which are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily in the interest rate, foreign currency and equity price areas. The following information about our market sensitive financial instruments contains forward-looking statements. For further information, refer to Item 7A and the consolidated financial statements and footnotes included in the Company’s 2002 Annual Report on Form 10-K and Note E in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of our derivative instruments and hedging activities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, short-term and long-term receivables, interest rate swaps and long-term debt obligations. Interest rates at April 30, 2002 were relatively unchanged from January 31, 2002. Many of our current investments were made in periods when interest rates were higher. If rates stay at current levels, as investments in our fixed income portfolios mature, they will be replaced with instruments bearing a lower interest rate.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis. The market values for forward foreign exchange contracts were estimated using spot rates in effect on April 30, 2002. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of April 30, 2002 are the hypothetical gains and losses associated with foreign currency risk.

A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of April 30, 2002, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of approximately $1.5 million.

Equity Price Risk

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

At April 30, 2002, the quoted fair value of our publicly-traded available-for-sale equity securities was approximately $221 million. The amount of our investments in equity securities declined $466 million during the three months ended April 30, 2002, primarily driven by a $200 million decline in the fair value of our investment in VeriSign, the sale of approximately $151 million of equity securities and market declines impacting most of our investments. The majority of the decrease in fair value of our investment in VeriSign was offset by an increase in the fair value of the equity collars that are in place to mitigate significant price fluctuations of our investment in VeriSign.

The market risk associated with our equity investments is the potential loss in fair value that would result from a decrease in market prices. Based on our position at April 30, 2002, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity investments, which have been recorded on the balance sheet, of approximately $22 million. However, the equity collars we have in place would offset a portion of the decrease in fair value of the equity securities that are hedged by these collars. Based on the fair value of the equity collars of $400 million at April 30, 2002, a 10% decrease in the fair value of the hedged equity securities would result in a loss of $16 million. With all other variables in the collar valuation model held constant, the 10% decrease in fair value of the hedged equity securities would result in an increase in fair value of the equity collars of $14 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia’s portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia’s claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia. Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On April 11, 2002, Telkom South Africa filed an amended Answer and Counterclaim. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing to determine the merit of both parties’ substantive claims commenced in May 2002 in Johannesburg, South Africa with witness testimony. Upon completion of witness testimony, the arbitrator asked Telcordia and Telkom South Africa to submit briefs in an effort to narrow the issues in dispute and possibly decide the case without additional witness testimony. Initial briefs are due from both parties on June 28, 2002 and reply briefs are due July 8, 2002. Oral argument is scheduled for July 29, 2002 in London, England. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is not presently determinable. As of April 30, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits — not applicable.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

(b)	Reports on Form 8-K.

During the fiscal quarter for which this report is filed, we filed the following report(s) on Form 8-K:

(i)	Form 8-K filed April 17, 2002, Item 5, Other events

(ii)	Form 8-K filed April 8, 2002, Item 5, Other events and Item 7, Financial Statements and Exhibits

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Date: June 14, 2002	/s/ Thomas E. Darcy Executive Vice President and Chief Financial Officer and as a duly authorized officer