Form 10-Q
period 2002-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2002-09-16
CIK 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

     Yes ☑     No ☐

     As of August 31, 2002, the Registrant had 189,129,643 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 246,683 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended

	July 31, 2002	July 31, 2001	July 31, 2002	July 31, 2001

Revenues	$1,529,233	$1,535,891	$2,941,431	$2,971,391
Costs and expenses:
Cost of revenues	1,231,484	1,224,961	2,393,739	2,377,775
Selling, general and administrative expenses	163,893	203,042	304,679	412,903
Goodwill impairment	9,007		9,007
Gain on sale of business units, net	(3,383)	(9,944)	(3,383)	(6,922)

Operating income	128,232	117,832	237,389	187,635

Non-operating income (expense):
Net loss on marketable securities and other investments, including impairment losses	(65,175)	(78,295)	(125,658)	(149,339)
Interest income	9,138	13,667	16,913	31,928
Interest expense	(9,302)	(6,016)	(13,850)	(10,126)
Other income, net	4,020	320	6,118	2,786
Minority interest in income of consolidated subsidiaries	(5,597)	(3,639)	(9,281)	(6,939)

Income before income taxes	61,316	43,869	111,631	55,945
Provision for income taxes	20,233	14,345	37,843	18,294

Income before cumulative effect of accounting change	41,083	29,524	73,788	37,651
Cumulative effect of accounting change, net of tax				711

Net income	$41,083	$29,524	$73,788	$38,362

Earnings per share:
Basic, before and after cumulative effect of accounting change, net of tax	$.20	$.14	$.37	$.17

Diluted, before and after cumulative effect of accounting change, net of tax	$.20	$.13	$.35	$.16

Common equivalent shares:
Basic	200,742	218,003	202,118	221,200

Diluted	209,354	231,223	211,434	235,434

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	July 31, 2002	January 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$1,458,220	$480,004
Restricted cash	11,963	4,845
Short-term investments in marketable securities	851,266	708,945
Receivables, net	1,069,606	1,238,789
Prepaid expenses and other current assets	84,251	97,559
Deferred income taxes	55,387	56,192

Total current assets	3,530,693	2,586,334
Property, plant and equipment (less accumulated depreciation of $634,440 and $605,566 at July 31, 2002 and January 31, 2002, respectively)	505,066	555,340
Intangible assets	29,962	35,068
Goodwill	145,471	149,513
Long-term investments in marketable securities	273,972	815,548
Prepaid pension assets	558,501	546,137
Other assets	193,760	259,749

	$5,237,425	$4,947,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$853,956	$1,068,220
Accrued payroll and employee benefits	338,481	384,548
Income taxes payable	184,591	220,869
Notes payable and current portion of long-term debt	38,056	37,294

Total current liabilities	1,415,084	1,710,931
Long-term debt, net of current portion	913,222	123,472
Deferred income taxes	186,081	254,216
Other long-term liabilities	292,182	302,115
Minority interest in consolidated subsidiaries	33,847	33,202
Stockholders’ equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding (198,371 shares and 199,291 shares at July 31, 2002 and January 31, 2002, respectively)	1,984	1,993
Class B, $.05 par value, 5,000 shares authorized; issued and outstanding (262 shares and 267 shares at July 31, 2002 and January 31, 2002, respectively)	13	13
Additional paid-in capital	1,725,661	1,550,716
Retained earnings	735,721	956,042
Other stockholders’ equity	(72,378)	(56,309)
Accumulated other comprehensive income	6,008	71,298

Total stockholders’ equity	2,397,009	2,523,753

	$5,237,425	$4,947,689

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended

	July 31, 2002	July 31, 2001

Cash flows from operating activities:
Net income	$73,788	$38,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72,326	91,155
Non-cash compensation	71,678	58,342
Loss on derivative instruments	47,002	48,171
Impairment losses on marketable securities	80,890	84,697
Goodwill impairment	9,007
(Gain) loss on sale of marketable securities and other investments	(2,234)	16,471
Gain on sale of business units, net	(3,383)	(6,922)
Other	6,856	11,507
Non-cash restructuring charge		23,326
Pension curtailment gain		(14,077)
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	142,342	105,215
Prepaid expenses and other current assets	3,426	12,479
Progress payments	(392)	(980)
Deferred income taxes	(27,894)	(135,950)
Other assets	(17,324)	(19,689)
Accounts payable and accrued liabilities	(189,542)	(297,972)
Accrued payroll and employee benefits	(34,425)	(54,234)
Income taxes payable	51,005	139,220
Other long-term liabilities	9,092	8,626

	292,218	107,747

Cash flows from investing activities:
Expenditures for property, plant and equipment	(16,817)	(57,208)
Acquisitions of business units, net of cash acquired	(2,175)	(13,675)
Purchases of debt and equity securities available-for-sale	(106,367)	(27,385)
Proceeds from sale of short-term investments in marketable securities and other investments	348,041	449,339
Investments in affiliates	(5,717)	(34,170)
Other	2,913	7,024

	219,878	323,925

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	793,175	120,112
Payment on settlement of treasury lock contracts	(8,157)
Payments of notes payable and long-term debt		(295)
Principal payments on capital lease obligations	(12,563)	(14,371)
Dividends paid to minority interest stockholders	(5,912)
Net proceeds from subsidiary issuance of stock	444	15,578
Sales of common stock	17,253	21,516
Repurchases of common stock	(305,226)	(517,959)

	479,014	(375,419)

Effect of exchange rate changes on cash	(12,894)	(3,002)

Increase in cash and cash equivalents	978,216	53,251
Cash and cash equivalents at beginning of period	480,004	644,492

Cash and cash equivalents at end of period	$1,458,220	$697,743

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$53,953	$42,824

Capital lease obligations for property and equipment	$3,670	$9,405

Fair value of assets acquired in acquisitions	$2,859	$18,734
Cash paid in acquisitions	(2,175)	(13,675)

Liabilities assumed in acquisitions	$684	$5,059

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

Certain amounts from the three and six months ended July 31, 2001 have been reclassified in the condensed consolidated financial statements to conform to the presentation for the three and six months ended July 31, 2002.

In the opinion of management, the unaudited financial information as of July 31, 2002 and for the three and six months ended July 31, 2002 and 2001 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2002 Annual Report on Form 10-K.

Note B — Recently Issued Accounting Pronouncement:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which nullifies previous financial accounting guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be measured initially at fair value and recognized when the liability is incurred rather than the date a company makes a commitment to an exit plan, which was the guidance under EITF No. 94-3. The Company does not expect adoption of SFAS No. 146 to have a material impact on the Company’s consolidated financial position or results of operations.

Note C — Business Segment Information:

The following summarizes interim business segment information:

	Three months ended July 31		Six months ended July 31

	2002	2001	2002	2001

	(in thousands)
Revenues:
Regulated	$1,083,110	$970,332	$2,053,271	$1,870,534
Non-Regulated Telecommunications	276,246	379,120	548,542	756,873
Non-Regulated Other	176,447	198,124	341,946	364,719
Corporate	(6,570)	(11,685)	(2,328)	(20,735)

Total reportable segment revenues	$1,529,233	$1,535,891	$2,941,431	$2,971,391

Segment operating income (loss):
Regulated	$83,481	$62,383	$155,382	$111,152
Non-Regulated Telecommunications	57,620	34,136	99,339	64,051
Non-Regulated Other	10,773	13,824	21,988	26,188
Corporate	(20,974)	(2,925)	(37,426)	(22,078)

Total reportable segment operating income	$130,900	$107,418	$239,283	$179,313

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended July 31		Six months ended July 31

	2002	2001	2002	2001

	(in thousands)
Depreciation and amortization:
Regulated	$5,536	$10,248	$10,490	$17,832
Non-Regulated Telecommunications	15,812	20,942	32,256	43,132
Non-Regulated Other	12,841	15,302	26,018	26,353
Corporate	2,004	1,552	3,530	3,800

Total reportable segment depreciation and amortization	$36,193	$48,044	$72,294	$91,117

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended July 31		Six months ended July 31

	2002	2001	2002	2001

	(in thousands)
Total reportable segment operating income	$130,900	$107,418	$239,283	$179,313
Investment activities	(1,517)	(2,589)	(3,397)	(4,082)
Goodwill impairment	(9,007)		(9,007)
Gain on sale of business units, net	3,383	9,944	3,383	6,922
Equity in income of unconsolidated affiliates	(1,124)	(580)	(2,154)	(1,457)
Minority interest in income of consolidated subsidiaries	5,597	3,639	9,281	6,939

Total consolidated operating income	$128,232	$117,832	$237,389	$187,635

Consolidated depreciation and amortization of $36,209,000 and $48,063,000 for the three months ended July 31, 2002 and 2001, respectively, includes $16,000 and $19,000 on investment activities for the same periods. For the six months ended July 31, 2002 and 2001, consolidated depreciation and amortization of $72,326,000 and $91,155,000, respectively, includes $32,000 and $38,000 on investment activities for the same periods. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 1, 2002, the Company ceased amortizing goodwill as further described in Note G.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

Note D — Short-term and Long-term Investments in Marketable Securities:

Included in the condensed consolidated balance sheets captions “Short-term investments in marketable securities” and “Long-term investments in marketable securities” are derivative instruments and available-for-sale marketable securities. The cost basis, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale marketable securities and derivative instruments are as follows:

	Short-term	Long-term
	investments in	investments in
	marketable securities	marketable securities	Total

	(in thousands)
At July 31, 2002
Marketable securities:
Cost basis	$843,329	$268,598	$1,111,927
Unrealized gains	2,382	9,367	11,749
Unrealized losses	(263,034)	(220,294)	(483,328)

Fair market value	582,677	57,671	640,348
Derivative instruments (Note F):
Fair market value	268,589	216,301	484,890

Total investments in marketable securities	$851,266	$273,972	$1,125,238

At January 31, 2002
Marketable securities:
Cost basis	$697,466	$674,004	$1,371,470
Unrealized gains	3,291	96,330	99,621
Unrealized losses	(28,612)	(141,440)	(170,052)

Fair market value	672,145	628,894	1,301,039
Derivative instruments (Note F):
Fair market value	36,800	186,654	223,454

Total investments in marketable securities	$708,945	$815,548	$1,524,493

Gross realized gains and losses from sale of marketable securities are included in “Net loss on marketable securities and other investments, including impairment losses” and are as follows:

	Three months ended July 31		Six months ended July 31

	2002	2001	2002	2001

	(in thousands)
Gross realized gains	$917	$46,140	$11,023	$48,012
Gross realized losses		(6,333)	(11,105)	(10,108)

	$917	$39,807	$(82)	$37,904

As more fully described in Note F, the Company hedges the equity price risk of certain available-for-sale marketable securities using equity collars. At July 31, 2002, a portion of the gross unrealized loss of $483,328,000 has been effectively hedged using these equity collars. Including the effects of the equity collars, the Company has after-tax net unrealized gains of $17,213,000 at July 31, 2002, which are reflected in accumulated other comprehensive income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

Note E — Receivables:

Receivables include $17,475,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at July 31, 2002.

Note F — Derivative Financial Instruments:

The Company is exposed to certain market risks which are inherent in certain transactions entered into in the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company has a risk management policy (“Policy”) in place which is used to assess and manage cash flow and fair value exposures. The Policy permits the use of derivative instruments and other natural hedges with certain restrictions and appropriate authorization. The Company presently uses derivative instruments to manage exposures to foreign currency, equity securities price risks and interest rate risks and uses natural hedges to minimize exposure for net investments in foreign subsidiaries. The Company does not hold derivative instruments for trading or speculative purposes. During the six months ended July 31, 2002, except for the treasury lock contracts discussed below, there were no significant changes in the nature and type of the Company’s derivatives.

Equity Securities Price Risk

The Company’s portfolio of publicly-traded equity securities is subject to market price risk and there may be instances where the Company will use derivative instruments to manage this risk of potential loss in fair value resulting from decreases in market prices. The Company had equity collars in place to mitigate the risk of significant price fluctuations of certain of its marketable equity securities. The equity collars were designated as fair value hedges of the underlying publicly-traded equity securities and, therefore, the changes in fair value of the derivative instruments and the hedged items attributable to the hedged risk were recorded in the condensed consolidated statements of income. During the three and six months ended July 31, 2002, a net gain before income taxes of $6,513,000 and net loss before income taxes of $44,438,000, respectively, for the ineffective portion of changes in the fair value of the collars was recorded in earnings (Note M) compared to a net gain of $15,421,000 and net loss of $48,325,000 for the three and six months ended July 31, 2001, respectively. The fair value of the equity collars of $268,589,000 and $216,301,000 at July 31, 2002, and $36,800,000 and $186,654,000 at January 31, 2002, is included in short-term and long-term investments in marketable securities, respectively.

During the six months ended July 31, 2002, one of the equity collars on certain shares of the Company’s investment in Amdocs Limited (“Amdocs”) matured, which resulted in gross proceeds of $60,810,000 from the sale of the underlying Amdocs shares (Note M). Subsequent to the six months ended July 31, 2002, all of our VeriSign and Amdocs shares and the equity collars that hedged those shares were liquidated for gross proceeds of $570,594,000 and a realized gain before income taxes of $15,229,000. The Company no longer holds equity collars or has investments in shares of VeriSign or Amdocs as a result of these transactions.

Interest Rate Risk

As described in Note I, the Company issued $800,000,000 of fixed rate debt on June 28, 2002. In anticipation of this debt issuance, in June 2002, the Company entered into a series of treasury lock contracts to economically lock in the effective borrowing rate on portions of the anticipated debt issuance. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, the Company was required to pay $8,157,000 to settle the treasury lock contracts upon the debt issuance. Since the treasury lock contracts were designated as cash flow hedges that were fully effective, the net of tax loss of $4,852,000 was recorded as a component of accumulated other comprehensive income in stockholders’ equity and will be amortized to interest expense over the terms of the related debt.

The forward starting interest rate swap agreements, as described in the Company’s 2002 Annual Report on Form 10-K, are fully effective and net of tax losses of $2,127,000 and $2,806,000 for the three and six months ended July 31, 2002, respectively, were recorded as a component of accumulated other comprehensive income in stockholders’ equity. The fair value of the interest rate swap agreements of $4,642,000 and $75,000 has been reflected in other long-term liabilities as of July 31, 2002 and other assets as of January 31, 2002, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

Foreign Currency Risk and Other Derivatives

For the three and six months ended July 31, 2002, the Company recognized losses before income taxes of $2,113,000 and $2,564,000, respectively, related to the change in fair value of warrants that are deemed derivative instruments and not designated as hedging instruments compared to a loss of $3,034,000 and gain of $154,000 for the three and six months ended July 31, 2001, respectively. Fair value of $1,011,000 and $3,466,000 as of July 31, 2002 and January 31, 2002, respectively, was reflected in other assets.

The foreign currency forward exchange contracts that are designated in cash flow hedging relationships, as described in the Company’s 2002 Annual Report on Form 10-K, were fully effective. Net of tax gains of $50,000 and $20,000 for the three and six months ended July 31, 2002, respectively, were recorded as a component of accumulated other comprehensive income in stockholders’ equity compared to net of tax gains of $369,000 and $528,000 for the three and six months ended July 31, 2001, respectively. As of July 31, 2002, the fair value of the foreign currency forward exchange contracts of $382,000 and $788,000 was reflected in other current assets and other assets, respectively. The fair value of the foreign currency forward exchange contracts as of January 31, 2002, was reflected in other current assets and other assets in the amounts of $518,000 and $1,001,000, respectively.

Note G — Goodwill and Intangible Assets:

Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which changes the accounting for goodwill such that the amortization of goodwill ceases. Instead of amortization, the carrying value of goodwill is evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the allocated goodwill, below its carrying value. Intangible assets with indefinite lives are no longer amortized in accordance with SFAS No. 142. The Company does not have any intangible assets with indefinite lives. Intangible assets with finite lives continue to be amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

The changes in the carrying amount of goodwill by segment for the six months ended July 31, 2002 are as follows:

		Non-Regulated	Non-Regulated
	Regulated	Telecommunications	Other	Total

	(in thousands)
January 31, 2002	$78,555	$52,502	$18,456	$149,513
Foreign currency translation		140	1,868	2,008
Reclassification of assembled workforce intangible asset	1,513			1,513
Acquisitions	1,444			1,444
Impairments	(9,007)			(9,007)

July 31, 2002	$72,505	$52,642	$20,324	$145,471

The Company acquired certain assets of two companies during the three months ended July 31, 2002 for total cash consideration of $2,175,000, resulting in additional goodwill of $1,444,000. The Company did not acquire any intangible assets during the six months ended July 31, 2002.

As a result of the loss of certain significant contracts and proposals related to two reporting units, the Company determined during the three months ended July 31, 2002 that the goodwill assigned to those reporting units had become impaired. Accordingly, the Company recorded goodwill impairment charges totaling $9,007,000. The impairment charges, representing the excess of the reporting units’

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

fair values over their carrying amounts, were based on a discounted cash flow model using updated revenue and profit forecasts for the next five years.

Intangible assets consist of the following:

	July 31, 2002			January 31, 2002

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	value	amortization	Net	value	amortization	Net

	(in thousands)
Amortized intangible assets:
Software and technology	$60,984	$39,847	$21,137	$80,980	$57,271	$23,709
Patents	12,163	3,815	8,348	12,163	3,413	8,750
Customer contracts	4,650	4,255	395	4,484	3,500	984
Other	291	209	82	6,845	6,733	112
Assembled workforce				2,300	787	1,513

Total intangible assets	$78,088	$48,126	$29,962	$106,772	$71,704	$35,068

Software and technology with a gross carrying value of $20,000,000 and other intangible assets with a gross carrying value of $6,570,000 became fully amortized at January 31, 2002 and, therefore, are no longer reflected in the gross carrying value at July 31, 2002. Amortization expense related to amortizable intangible assets was $1,905,000 and $3,782,000 for the three and six months ended July 31, 2002, respectively, compared to $2,194,000 and $5,948,000 for the three and six months ended July 31, 2001, respectively. Based solely on the intangible assets as of July 31, 2002, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Year ending January 31

(in thousands)
2003	$7,036
2004	4,808
2005	4,757
2006	4,754
2007	4,749
Thereafter	7,640

$33,744

The following unaudited pro forma information presents net income and earnings per share as if the Company adopted SFAS No. 142 effective February 1, 2001 and, accordingly, did not amortize goodwill and the assembled workforce intangible asset during the fiscal year ended January 31, 2002.

	Three months ended July 31, 2001			Six months ended July 31, 2001

		Earnings per share			Earnings per share

	Net income	Basic	Diluted	Net income	Basic	Diluted

	(in thousands, except per share amounts)
Income before cumulative effect of accounting change, as reported	$29,524	$.14	$.13	$37,651	$.17	$.16
Amortization of goodwill, net of tax	4,804	.02	.02	8,966	.04	.04

Pro forma income before cumulative effect of accounting change	34,328	.16	.15	46,617	.21	.20
Cumulative effect of accounting change, net of tax				711

Pro forma net income	$34,328	$.16	$.15	$47,328	$.21	$.20

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

As previously disclosed in the Company’s 2002 Annual Report on Form 10-K, the cumulative effect of accounting change of $711,000 referred to in the table above relates to the Company’s adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in the prior fiscal year.

Note H — Revolving Credit Facilities:

On July 31, 2002, the Company entered into two new revolving credit facilities (“credit facilities”) totaling $750,000,000 with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500,000,000 and (ii) a 364-day revolving credit facility of up to $250,000,000. These credit facilities replaced the Company’s previous revolving credit facility that terminated on July 30, 2002. Borrowings under the new facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. As of July 31, 2002, the Company was in compliance with all financial covenants under the new credit facilities, including, for example, maintaining a minimum interest coverage ratio. There were no balances outstanding under the previous credit facility when it terminated and there were no balances outstanding under the new facilities as of July 31, 2002. The entire $750,000,000 was available at July 31, 2002.

Note I — Notes Payable and Long-Term Debt:

On June 28, 2002, the Company completed a private offering of $550,000,000 of 10-year senior unsecured notes (“10-year notes”) and $250,000,000 of 30-year senior unsecured notes (“30-year notes”). The 10-year notes are due on July 1, 2012 and pay interest at 6.25% on a semi-annual basis beginning January 1, 2003. The 30-year notes are due on July 1, 2032 and pay interest at 7.125% on a semi-annual basis beginning January 1, 2003. The Company amortizes the note discounts, issuance costs and the loss on the treasury lock contracts (Note F) to interest expense which results in an effective interest rate of 6.5% for the 10-year notes and 7.43% for the 30-year notes.

Note J — Comprehensive Income:

Comprehensive income, which combines net income, unrealized gains and losses on the Company’s available-for-sale securities, derivative instruments and foreign currency translation adjustments, consists of the following:

	Three months ended July 31		Six months ended July 31

	2002	2001	2002	2001

	(in thousands)
Net income	$41,083	$29,524	$73,788	$38,362
Other comprehensive income, net of tax:
Unrealized (loss) gain on marketable securities	(75,299)	110,931	(277,176)	(145,415)
Reclassification of net realized loss on marketable securities	60,951	75,243	216,296	117,552
Unrealized (loss) gain on derivatives	(6,928)	369	(7,637)	528
Reclassification of net realized gain (loss) on derivatives	21	(428)	(64)	(428)
Foreign currency translation adjustments	2,262	(306)	3,291	(881)
SFAS No. 133 implementation				443

	(18,993)	185,809	(65,290)	(28,201)

Total comprehensive income	$22,090	$215,333	$8,498	$10,161

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

Note K — Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows:

	Three months ended July 31		Six months ended July 31

	2002	2001	2002	2001

	(in thousands, except per share amounts)
BASIC EPS:
Net income	$41,083	$29,524	$73,788	$38,362

Weighted average shares	200,742	218,003	202,118	221,200

Basic EPS	$.20	$.14	$.37	$.17

DILUTED EPS:
Net income	$41,083	$29,524	$73,788	$38,362

Weighted average shares	200,742	218,003	202,118	221,200
Effect of:
Stock options	8,070	12,885	8,848	13,872
Other stock awards	542	335	468	362

Weighted average shares, as adjusted	209,354	231,223	211,434	235,434

Diluted EPS	$.20	$.13	$.35	$.16

Options to purchase 572,917 shares of common stock at $33.06 per share were outstanding during the three months ended July 31, 2002 but were not included in the computation of diluted EPS at July 31, 2002 because the effect of such options would be antidilutive. Such options expire at various dates through July 2007.

Note L — Gain on Sale of Business Units, Net:

During the three months ended July 31, 2002, a gain before income taxes of $3,383,000 was recognized due to the settlement of contingent liabilities related to a business unit that was sold during the three months ended July 31, 2001. During the three and six months ended July 31, 2001, the Company recognized net gains before income taxes of $9,944,000 and $6,922,000, respectively, from the sale of two business units, one of which was sold for a loss before income taxes of $3,022,000.

Note M — Net Loss on Marketable Securities and Other Investments, including Impairment Losses:

Net loss on marketable securities and other investments, including impairment losses, consists of the following:

	Three months ended July 31		Six months ended July 31

	2002	2001	2002	2001

	(in thousands)
Impairment losses	$(71,841)	$(20,413)	$(80,890)	$(84,697)
Net gain (loss) on derivative instruments	4,400	(18,455)	(47,002)	(48,171)
Net gain (loss) on sale of investments	2,266	(39,427)	2,234	(37,579)
Amdocs and Solect transaction				21,108

	$(65,175)	$(78,295)	$(125,658)	$(149,339)

The Company recognized impairment losses before income taxes of $71,841,000 and $80,890,000 during the three and six months ended July 31, 2002, respectively, on certain marketable and private equity securities due to declines in fair market value which were deemed to be other-than-temporary. Of the total impairment losses, $19,034,000 and $20,313,000 were impairments taken related to our publicly-traded equity securities for the three and six months ended July 31, 2002, respectively, and $52,807,000 and $60,577,000 were impairments taken related to our private equity securities for the three and six months ended July 31, 2002, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

During the three and six months ended July 31, 2002, the Company recognized an aggregate net gain before income taxes of $4,400,000 and an aggregate net loss before income taxes of $47,002,000, respectively, from changes in fair value of its derivative instruments as described in Note F.

During the three months ended July 31, 2002, the Company recognized a net gain before income taxes of $2,266,000 from the sale of certain investments. For the six months ended July 31, 2002, the Company also recognized a gain of $8,756,000 from the sale of Amdocs shares that were hedged by an equity collar (Note F), a loss of $9,618,000 on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain of $3,096,000 from other sale transactions of certain investments. During the three and six months ended July 31, 2001, the Company recognized a net loss before income taxes of $39,427,000 and $37,579,000, respectively, on the sale of certain marketable securities and other investments. The largest component of the net loss for the three and six months ended July 31, 2001 is attributable to the sale of VeriSign shares which resulted in a loss before income taxes of $46,140,000.

During the six months ended July 31, 2001, the Company recognized a gain before income taxes of $21,108,000 related to its former investment in Solect Technology Group (“Solect”) which was acquired by Amdocs in the same period of the prior year. Under the terms of the initial exchange agreement with Amdocs, a certain number of Amdocs shares were put into an escrow account and were to be released upon meeting certain contingent conditions. These conditions were met during the six months ended July 31, 2001 and the shares were released from escrow resulting in the additional gain.

Note N — Commitments and Contingencies:

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

Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On April 11, 2002, Telkom South Africa filed an amended Answer and Counterclaim. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing to determine the merit of both parties’ substantive claims commenced in May 2002 in Johannesburg, South Africa with witness testimony. Upon completion of witness testimony, Telcordia and Telkom South Africa submitted briefs as requested by the arbitrator.

Oral closing arguments were presented in London, England on July 30 and 31, 2002. At the close of the hearing, the arbitrator indicated his intention to issue a decision within four weeks. Telkom South Africa submitted a letter dated August 16, 2002 to the arbitrator indicating that it believed the issue of the interpretation of the contract under the laws of South Africa should be made by the South African High Court rather than an arbitrator. The letter also indicated that if the arbitrator did not refer that issue to the High Court for decision, Telkom South Africa would file an application with the South African High Court requesting that it decide the issue. In a letter dated August 27, 2002, the arbitrator responded to Telkom South Africa’s letter by reaffirming his intention to declare the proceedings closed and rule on the issues raised in this stage of the arbitration, but posing additional questions to Telkom South Africa

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

regarding its request for a judicial referral. Telkom South Africa filed an application with the South African High Court on August 30, 2002 requesting that the High Court decide the issues of law rather than the arbitrator. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is not presently determinable. As of July 31, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, restructuring charges, estimated profitability of long-term contracts, pensions and other postretirement benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in the 2002 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the six months ended July 31, 2002, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes related to our critical accounting policies that would have a material impact to our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Recently Issued Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which nullifies previous financial accounting guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be measured initially at fair value and recognized when the liability is incurred rather than the date a company makes a commitment to an exit plan, which was the guidance under EITF No. 94-3. We do not expect adoption of SFAS No. 146 to have a material impact on our consolidated financial position or results of operations.

Results of Operations

Our revenues for the three and six months ended July 31, 2002 decreased 0.4% and 1%, respectively, over the same periods of the prior year. Although we experienced growth from our U.S. Government customers, revenues from our telecommunications commercial customers decreased as the telecommunications industry continued its decline and revenues from our non-telecommunication customers decreased due to current economic conditions.

Regulated segment revenues as a percentage of consolidated revenues were 71% and 70% for the three and six months ended July 31, 2002, respectively, compared to 63% for the same periods of the prior year. On an absolute basis, Regulated segment revenues increased 12% and 10% for the three and six months ended July 31, 2002, respectively, over the same periods of the prior year as a result of growth in our traditional business areas with departments and agencies of the U.S. Government. Since we derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Obtaining U.S. Government contracts remains a highly competitive process. We have seen our growth in revenues with the U.S. Government continue to shift toward service type contracts which are competitively priced utilizing lower cost structures. This shift reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 18% and 19% for the three and

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

six months ended July 31, 2002, respectively, compared to 25% for the same periods of the prior year. On an absolute basis, such revenues decreased 27% and 28% for the three and six months ended July 31, 2002, respectively, over the same periods of the prior year. The decrease in revenues as a percentage of consolidated revenues and on an absolute basis is attributable to the continuing downturn in the global telecommunications market that began last year and its effects on our subsidiary, Telcordia. In response to the changes in the marketplace, Telcordia continues to seek opportunities for growth but on a more focused basis. Telcordia historically has derived a majority of its revenues from the Regional Bell Operating Companies (“RBOCs”). Loss of business from the RBOCs or a continued decline in the global telecommunications market could further reduce revenues and have an adverse impact on our business.

Non-Regulated Other segment revenues as a percentage of consolidated revenues were 12% for the three and six months ended July 31, 2002 compared to 13% and 12% for the same periods of the prior year, respectively. On an absolute basis, such revenues decreased 11% and 6% for the three and six months ended July 31, 2002, respectively, over the same periods of the prior year. We experienced high growth in our commercial IT outsourcing business throughout the prior fiscal year. This year, our commercial IT outsourcing customers are experiencing a challenging economic environment which is causing them to reduce contract spending. For the three and six months ended July 31, 2002, revenues from our INTESA joint venture, which we own 60%, decreased. INTESA represented 4% of consolidated revenues and 2% of total reportable segment operating income for the three and six months ended July 31, 2002. INTESA derives substantially all of its revenues from PDVSA, which is not only INTESA’s primary customer, but also our joint venture partner that owns 40% of INTESA. The political and economic environment in Venezuela is still unstable and we are uncertain what impact, if any, this may have on INTESA’s business. In addition, the basic term of the outsourcing contract INTESA has with PDVSA expired on June 30, 2002, and the parties are operating under a six-month agreement to allow for ongoing service delivery through December 31, 2002. We have recently commenced negotiations in regard to PDVSA’s request to purchase our ownership interest in INTESA. Therefore, our role in the future ownership and operation of INTESA is uncertain.

Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At July 31, 2002, we had approximately 37,700 full-time employees compared to approximately 38,800 at July 31, 2001. Material and subcontract (“M&S”) revenues were $375 million and $690 million for the three and six months ended July 31, 2002, respectively, compared to $349 million and $649 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 25% and 23% for the three and six months ended July 31, 2002, respectively, compared to 23% and 22% for the same periods of the prior year. The contract types we enter into with our customers can impact our revenues and segment operating income. The percentage of our revenues attributable to the higher risk, firm fixed-price (“FFP”) contracts decreased to 27% for the six months ended July 31, 2002 from 30% for the same period of the prior year. We assume greater performance risk on FFP contracts and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort and time-and-materials type contracts represented 31% of revenues for the six months ended July 31, 2002 and 2001, while cost reimbursement contracts were 36% and 33% for the same periods, respectively. Target cost and fee with risk sharing contracts were 6% for the six months ended July 31, 2002 and 2001.

Cost of revenues as a percentage of revenues increased slightly to 80.5% and 81.4% for the three and six months ended July 31, 2002, respectively, compared to 79.8% and 80.0% for the same periods of the prior year. The increase is attributable to changes in relative revenues among our three business segments, as the cost of revenues as a percentage of revenues actually decreased for each business segment individually. Our revenues from our commercial customers have more of their associated costs in selling, general and administrative (“SG&A”) as opposed to cost of revenues. Therefore, the lower revenues in our Non-Regulated Telecommunications segment for the three and six months ended July 31, 2002 caused the overall cost of revenues to increase as a percentage of revenues. Regulated segment cost of revenues as a percentage of its revenues were 86.7% and 86.9% for the three and six months ended July 31, 2002, respectively, compared to 87.6% and 88.1% for the same periods of the prior year. The decrease is primarily attributable to lower fixed-price contract losses. Non-Regulated Telecommunications cost of revenues as a percentage of its revenues were 55.2% and 58.6% for the three and six months ended July 31, 2002, respectively, compared to 59.5% for the same periods of the prior year and decreased primarily as a result of the restructuring and cost control efforts that began at Telcordia in the prior year, and because of lower fixed-price contract losses. Non-Regulated Other segment cost of revenues as a percentage of its revenues were 78.1% and 78.8% for the three and six months ended July 31, 2002, respectively, compared to 79.2% and 79.4% for the same periods of the prior year.

SG&A is comprised of general and administrative, bid and proposal and independent research and development expenses. SG&A expenses as a percentage of revenues were 10.7% and 10.4% for the three and six months ended July 31, 2002,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

respectively, compared to 13.2% and 13.9% for the same periods of the prior year. SG&A as a percentage of revenues in the Regulated segment was 5.7% and 5.5% for the three and six months ended July 31, 2002, respectively, compared to 6.0% and 5.9% for the same periods of the prior year and decreased due to continued economies of scale and close monitoring of our SG&A costs. SG&A as a percentage of revenues in the Non-Regulated Telecommunications segment was 26.0% and 25.7% for the three and six months ended July 31, 2002, respectively, compared to 32.2% and 33.2% for the same periods of the prior year. The decrease is a result of the restructuring and cost control efforts that began at Telcordia in the prior year in response to the downturn in the telecommunications industry. SG&A as a percentage of revenues in the Non-Regulated Other segment was 14.9% and 14.0% for the three and six months ended July 31, 2002, respectively, compared to 13.2% and 13.0% for the same periods of the prior year and increased as a percentage of revenues because SG&A costs have not decreased in relation to the decrease in revenues from our commercial IT outsourcing contracts.

Consolidated segment operating income, as defined in our 2002 Annual Report on Form 10-K, as a percentage of consolidated revenues was 8.6% and 8.1% for the three and six months ended July 31, 2002, respectively, compared to 7.0% and 6.0% for the same periods of the prior year. Regulated segment operating income as a percentage of its revenues was 7.7% and 7.6% for the three and six months ended July 31, 2002, respectively, compared to 6.4% and 5.9% for the same periods of the prior year and increased primarily due to lower FFP contract losses. Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues increased to 20.9% and 18.1% for the three and six months ended July 31, 2002, respectively, from 9.0% and 8.5% for the same periods of the prior year, primarily due to lower losses on certain FFP contracts and the decrease in SG&A expenses. Our Non-Regulated Other segment operating income as a percentage of its revenues was 6.1% and 6.4% for the three and six months ended July 31, 2002, respectively, compared to 7.0% and 7.2% for the same periods of the prior year and decreased primarily as a result higher SG&A costs as a percentage of revenues since these costs are not decreasing in relation to the revenue decline from our commercial IT outsourcing contracts.

Interest income of $9 million and $17 million for the three and six months ended July 31, 2002, respectively, decreased from $14 million and $32 million for the same periods of the prior year primarily due to lower interest rates.

Interest expense of $9 million and $14 million for the three and six months ended July 31, 2002, respectively, increased from $6 million and $10 million for the same periods of the prior year, primarily due to interest on $800 million of unsecured notes issued during the three months ended July 31, 2002 and further described in Note I of the condensed consolidated financial statements. In addition, interest expense also reflects interest on our outstanding public debt securities that were issued in January 1998, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable.

Other income, net, was $4 million and $6 million for the three and six months ended July 31, 2002, respectively, compared to income of $320 thousand and $3 million for the three and six months ended July 31, 2001, respectively.

Minority interest in income of consolidated subsidiaries was $6 million and $9 million for the three and six months ended July 31, 2002, respectively, compared to $4 million and $7 million for the same periods of the prior year and increased primarily from our joint ventures, AMSEC LLC and INTESA.

The provision for income taxes as a percentage of income before income taxes was 33.0% and 33.9% for the three and six months ended July 31, 2002, respectively, compared to 32.7% for the same periods of the prior year. The higher effective tax rate was primarily related to slightly higher state and foreign taxes, lower amounts of research credits and lower U.S. export sales benefits.

Goodwill Impairment

SFAS No. 142, “Goodwill and Other Intangible Assets,” changed the accounting for goodwill. Under SFAS No. 142, the amortization of goodwill ceases and instead is evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the goodwill, below its carrying value. During the three months ended July 31, 2002, as a result of the loss of certain significant contracts and proposals related to two reporting units, we determined that goodwill assigned to those reporting units had become impaired. Accordingly, we recorded goodwill impairment charges of $9 million. The impairment charges, representing the excess of the reporting units’ fair values over their carrying amounts, were based on a discounted cash flow model using updated revenue and profit forecasts for the next five years.

Gain on Sale of Business Units, Net

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Gains or losses related to sales of a business unit or operating asset that generated revenue or whose operating results were included in our condensed consolidated financial statements are recorded as “Gain on sale of business units, net” and are part of operating income. During the three and six months ended July 31, 2002, we recognized a gain before income taxes of $3 million due to the settlement of contingent liabilities related to a business unit that was sold during the three months ended July 31, 2001. For the same periods of the prior year, we recognized net gains before income taxes from the sale of two business units.

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

In accordance with our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair market value, we determined that declines in the fair market value below the carrying value of certain of our marketable and private equity securities had occurred and were deemed to be other-than-temporary in nature. We, therefore, recorded impairment losses totaling $72 million and $81 million for the three and six months ended July 31, 2002, respectively. Of the total impairment losses, $19 million and $20 million were impairments taken related to our publicly-traded equity securities for the three and six months ended July 31, 2002, respectively, and $53 million and $61 million were impairments taken related to our private equity securities for the three and six months ended July 31, 2002, respectively. Taking into account these impairments as of July 31, 2002 and the liquidation of all of our shares and related equity collars in VeriSign and Amdocs which occurred subsequent to July 31, 2002, as described below, we hold $16 million of publicly-traded equity securities and $130 million of private equity securities. In the prior year, we recorded impairment losses of $20 million and $85 million for the three and six months ended July 31, 2001, respectively.

Our portfolio of publicly-traded marketable equity securities is subject to market risk and there may be instances where we will use derivative instruments to manage the risk of potential loss in fair value resulting from decreases in market prices. We had equity collars in place to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. We also have warrants to purchase equity securities of certain private and publicly-held companies that can be net settled. These warrants are considered derivative instruments and not designated as hedging instruments. For the three and six months ended July 31, 2002, we recognized a net gain before income taxes of $4 million and net losses before income taxes of $47 million, respectively, related to the equity collars and the related underlying marketable equity securities and the warrants that can be net settled compared to net losses before income taxes of $18 million and $48 million for the same periods of the prior year. During the three months ended July 31, 2002, the entire decrease in fair value of our investments in VeriSign and Amdocs was offset by increases in the fair value of the equity collars that are in place to mitigate significant price fluctuations of our investments in those investees. However, for the six months ended July 31, 2002, only a majority of the decrease in value of our investment in VeriSign was offset by an increase in the related equity collars. The decrease in value of our investments in VeriSign and Amdocs during the six months ended July 31, 2002 not offset by the equity collars is reflected in the net loss on derivative instruments of $47 million. Subsequent to the six months ended July 31, 2002, all of our VeriSign and Amdocs shares and the equity collars that hedge those shares were liquidated for gross proceeds of $571 million and a gain before income taxes of $15 million. We no longer hold equity collars or investments in VeriSign and Amdocs as a result of these transactions.

During the three months ended July 31, 2002, we recognized a net gain before income taxes of $2 million from the sale of certain investments. For the six months ended July 31, 2002, we also recognized a gain of $9 million from the sale of Amdocs shares that were hedged by an equity collar (Note M), a loss of $10 million on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain of $3 million from other sales of certain investments. During the three and six months ended July 31, 2001, we recognized a net loss before income taxes of $39 million and $38 million, respectively, on the sale of certain marketable securities and other investments, primarily from the sale of VeriSign shares.

During the six months ended July 31, 2001, we recognized a gain before income taxes of $21 million related to our former investment in Solect which was acquired by Amdocs in the same period of the prior year. Under the terms of the initial exchange agreement, a certain number of Amdocs shares were put into an escrow account and were to be released upon meeting certain contingent conditions. These conditions were met during the six months ended July 31, 2001 and the shares were released from escrow resulting in the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

additional gain.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments in marketable securities totaled $2.3 billion and $1.2 billion at July 31, 2002 and January 31, 2002, respectively.

On June 28, 2002, we raised $790 million, which is net of underwriters’ commissions and reflects an interest discount on the notes, by completing a private offering of $550 million of 10-year senior unsecured notes (“10-year notes”) and $250 million of 30-year senior unsecured notes (“30-year notes”). The 10-year notes are due on July 1, 2012 and pay interest at 6.25% on a semi-annual basis beginning January 1, 2003. The 30-year notes are due on July 1, 2032 and pay interest at 7.125% on a semi-annual basis beginning January 1, 2003. We expect to use the proceeds for general corporate purposes, including, without limitation, future acquisitions, expansion of our outsourcing business, stock repurchases and capital expenditures. Per the terms of the private offering, on August 30, 2002, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange any and all of the notes for new notes that are substantially identical to the notes issued on June 28, 2002, except that the new notes will have been registered pursuant to an effective registration statement under the Securities Act. The exchange of the notes does not impact our liquidity and capital resources.

On July 31, 2002, we entered into two new revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million and (ii) a 364-day revolving credit facility of up to $250 million. These credit facilities replaced our previous revolving credit facility that terminated on July 30, 2002. Borrowings under the new credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. As of July 31, 2002, we were in compliance with all financial covenants under the new credit facilities.

At July 31, 2002 , there were no borrowings outstanding under the new facilities or the previous credit facility when it terminated, and no borrowings outstanding under the previous credit facility at January 31, 2002. Our primary sources of liquidity are funds provided by operations and the funds raised by the private offering and our new credit facilities, of which the entire $750 million was available for borrowing.

Cash flows generated from operating activities were $292 million for the six months ended July 31, 2002 compared to $108 million for the same period of the prior year. Net cash provided by operating activities consisted primarily of net income of $74 million adjusted for non-cash items of $287 million, offset by $69 million used in working capital and other activities. Net cash used in working capital and other activities resulted from payments of accounts payable and accrued payroll and employee benefits. The increase in cash generated from operating activities in the six months ended July 31, 2002 was primarily attributable to higher net income and lower use of cash for working capital and other activities.

Our investing activities generated cash, primarily from the sale of short-term marketable securities, of $220 million for the six months ended July 31, 2002 compared to $324 million for the same period of the prior year. During the six months ended July 31, 2002, we decreased our capital expenditures and the level of investments in private companies compared to the prior year when we also generated more cash from the sale of short-term marketable securities.

We generated $479 million in cash from financing activities for the six months ended July 31, 2002 compared to a use of $375 million for the same period of the prior year. The primary source of the cash generated during the six months ended July 31, 2002 was the net proceeds of $790 million from the private debt offering, and the primary use of cash was for repurchases of our common stock. In the six months ended July 31, 2002 we repurchased $69 million and $57 million of common stock from employees upon their termination and other stock transactions, respectively, compared to $122 million and $58 million in the same period of the prior year. We also repurchased $60 million of our common stock from our 401(k) and retirement and profit sharing plans (collectively referred to as “the Plans”) in the six months ended July 31, 2002 compared to $216 million in the same period of the prior year. We repurchased $119 million of common stock during our April 26, 2002 quarterly trade, which settled on May 1, 2002 compared to $122 million repurchased during our April 27, 2001 quarterly trade, which settled on May 2, 2001. The repurchases from the Plans were lower in the six months ended July 31, 2002 because the quarterly trade originally scheduled for July 26, 2002 was postponed to August 16, 2002, as further described below. Consequently, we repurchased stock from the Plans in August 2002 rather than in July 2002, whereas in the prior year, we repurchased stock from the Plans in July 2001. Subsequent to July 31, 2002, we repurchased $60 million of common stock from the Plans and $210 million from the trade held on August 16, 2002.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

As previously discussed in the 2002 Annual Report on Form 10-K, there is no public market for our Class A common stock and a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock only on predetermined days which we call a “trade date”. Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. In fact, the trade originally scheduled for July 26, 2002 was postponed to August 16, 2002 in order to modify the stock price set by the board of directors on July 12, 2002 as it no longer represented a fair market value. All sales are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 17 of our 2002 Annual Report on Form 10-K. If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell all such stock in that trade. More shares were offered for sale than the aggregate number of shares sought to be purchased in the August 16, 2002 trade, and we purchased $210 million compared to $115 million for the comparable July 2001 trade in the prior year. Our purchases balanced the number of shares offered for sale by stockholders with the number of shares sought to be purchased by authorized buyers. Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date. If the increasing trend of trade imbalance continues, we cannot assure you that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

As previously discussed in the 2002 Annual Report on Form 10-K, Federal legislation has been proposed that, if adopted, would impose new requirements and restrictions on certain types of retirement plans which could impact our stock system and liquidity. If legislation of this nature were adopted, it would be likely that purchases of our stock by our retirement plans would decrease and sales increase, which would likely result in increased repurchases of our common stock. As of July 31, 2002, because of the uncertainty surrounding if, when, and in what final form such legislation may be enacted, we are unable to determine the impact this legislation might have on our retirement plans, the operation of our limited market and our liquidity and cash needs.

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

Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On April 11, 2002, Telkom South Africa filed an amended Answer and Counterclaim. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing to determine the merit of both parties’ substantive claims commenced in May 2002 in Johannesburg, South Africa with witness testimony. Upon completion of witness testimony, Telcordia and Telkom South Africa submitted briefs as requested by the arbitrator.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Oral closing arguments were presented in London, England on July 30 and 31, 2002. At the close of the hearing, the arbitrator indicated his intention to issue a decision within four weeks. Telkom South Africa submitted a letter dated August 16, 2002 to the arbitrator indicating that it believed the issue of the interpretation of the contract under the laws of South Africa should be made by the South African High Court rather than an arbitrator. The letter also indicated that if the arbitrator did not refer that issue to the High Court for decision, Telkom South Africa would file an application with the South African High Court requesting that it decide the issue. In a letter dated August 27, 2002, the arbitrator responded to Telkom South Africa’s letter by reaffirming his intention to declare the proceedings closed and rule on the issues raised in this stage of the arbitration, but posing additional questions to Telkom South Africa regarding its request for a judicial referral. Telkom South Africa filed an application with the South African High Court on August 30, 2002 requesting that the High Court decide the issues of law rather than the arbitrator. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is not presently determinable. As of July 31, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks which are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily in the interest rate, foreign currency and equity price areas. The following information about our market sensitive financial instruments contains forward-looking statements. For further information, refer to Item 7A and the consolidated financial statements and footnotes included in the Company’s 2002 Annual Report on Form 10-K and Note F in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of our derivative instruments and hedging activities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investment portfolio, short-term and long-term receivables, interest rate swaps and long-term debt obligations. As noted in Note I of the notes to condensed consolidated financial statements, during the three months ended July 31, 2002, we issued $550 million of 6.25% 10-year fixed rate debt and $250 million of 7.125% 30-year fixed rate debt. As described in Note F of the notes to condensed consolidated financial statements, in anticipation of this debt issuance, we also entered into a series of treasury lock contracts to economically lock in the effective borrowing rate on portions of the anticipated debt issuance. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $8 million to settle the treasury lock contracts upon the debt issuance. The net proceeds from the $800 million debt issuance were held as cash equivalents as of July 31, 2002. Subsequent to July 31, 2002, some of the funds were directed to managed marketable securities portfolios. Interest rates at July 31, 2002 decreased from January 31, 2002. If rates stay at current levels, proceeds from maturities of fixed income securities may be reinvested at lower interest rates.

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

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis. The market values for forward foreign exchange contracts were estimated using spot rates in effect on July 31, 2002. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of July 31, 2002 are the hypothetical gains and losses associated with foreign currency risk.

A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of July 31, 2002, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of approximately $1.5 million.

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

At July 31, 2002, the quoted fair value of our publicly-traded equity securities was approximately $101 million, a decrease of $586 million from January 31, 2002. Approximately $151 million of this decrease is due to sales of equity securities during the three months ended April 30, 2002. The remaining decrease is due to $435 million decline in the fair value of our investments during the six months ended July 31, 2002. The increase in the fair value of the equity collars we put in place to mitigate significant price fluctuations of our investments in VeriSign and Amdocs offsets approximately $286 million of the decline in fair value of these securities.

The market risk associated with our equity investments is the potential loss in fair value that would result from a decrease in market

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

prices. Based on our position at July 31, 2002, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of the equity investments of approximately $10 million. However, the equity collars we had in place would offset a portion of the decrease in fair value of the equity securities that were hedged by these collars. Based on the fair value of the equity collars of $485 million at July 31, 2002, a 10% decrease in the fair value of the hedged equity securities would have resulted in a loss of $8.6 million. With all other variables in the collar valuation model held constant, the 10% decrease in fair value of the hedged equity securities would result in an increase in fair value of the equity collars of $8.5 million.

Subsequent to six months ended July 31, 2002, all of our VeriSign and Amdocs shares and the equity collars that hedge those shares were liquidated for proceeds of $571 million. As a result of these transactions, we no longer have market exposure to VeriSign or Amdocs and of the $101 million publicly-traded equity securities outstanding at July 31, 2002, only $16 million continues to have market exposure.

Item 4. Controls and Procedures

This is not applicable for the six months ended July 31, 2002 based on the transition provisions of the SEC’s “Final Rule: Certification of Disclosure in Companies Quarterly and Annual Reports.” We will provide this information for the quarterly period ending October 31, 2002, which is the period ending after August 29, 2002, the effective date of the new SEC rule.

(a)	Evaluation of disclosure controls and procedures

Not applicable.

(b)	Changes in internal controls

Not applicable.

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

Telkom South Africa contends in its Counterclaims that Telcordia breached the contract for, among other things, failing to provide deliverables compliant with the requirements of the contract at the times provided in the contract. Telkom South Africa also contends that Telcordia misrepresented its capabilities and the benefits that Telkom South Africa would receive under the contract. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. Telkom South Africa’s Counterclaim contains additional claims which have not been quantified by Telkom South Africa. The parties have engaged in substantial discovery. On April 11, 2002, Telkom South Africa filed an amended Answer and Counterclaim. Telcordia disputes Telkom South Africa’s contentions and intends to vigorously defend against these claims while pursuing its own claims in the arbitration. The arbitration hearing to determine the merit of both parties’ substantive claims commenced in May 2002 in Johannesburg, South Africa with witness testimony. Upon completion of witness testimony, Telcordia and Telkom South Africa submitted briefs as requested by the arbitrator.

Oral closing arguments were presented in London, England on July 30 and 31, 2002. At the close of the hearing, the arbitrator indicated his intention to issue a decision within four weeks. Telkom South Africa submitted a letter dated August 16, 2002 to the arbitrator indicating that it believed the issue of the interpretation of the contract under the laws of South Africa should be made by the South African High Court rather than an arbitrator. The letter also indicated that if the arbitrator did not refer that issue to the High Court for decision, Telkom South Africa would file an application with the South African High Court requesting that it decide the issue. In a letter dated August 27, 2002, the arbitrator responded to Telkom South Africa’s letter by reaffirming his intention to declare the proceedings closed and rule on the issues raised in this stage of the arbitration, but posing additional questions to Telkom South Africa regarding its request for a judicial referral. Telkom South Africa filed an application with the South African High Court on August 30, 2002 requesting that the High Court decide the issues of law rather than the arbitrator. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is not presently determinable. As of July 31, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the registrant was held on July 12, 2002.

(b)	All of the directors nominated by management in registrant’s 2002 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.

(c)	At the Annual Meeting, the stockholders of the registrant approved the following:

(i)	the election of the following Directors by the votes set forth below:

	Number of Votes of Common Stock

		Withhold
Director	For	Authority

D.H. Foley	144,608,405	2,148,608
A.K. Jones	145,791,724	2,148,608
S.D. Rockwood	145,555,684	2,148,608
R. Snyderman	145,593,839	2,148,608
J.P. Walkush	145,377,787	2,148,608

(d)	Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the fiscal quarter for which this report is filed, we filed the following reports on Form 8-K:

(i)	Form 8-K filed July 30, 2002, Item 5, Other events and Regulation FD disclosure and Item 7, Financial Statements and Exhibits.

(ii)	Form 8-K filed July 29, 2002, Item 5, Other events and Regulation FD disclosure and Item 7, Financial Statements and Exhibits.

(iii)	Form 8-K filed July 17, 2002, Item 5, Other events and Regulation FD disclosure.

(iv)	Form 8-K filed July 3, 2002, Item 5, Other events and Regulation FD disclosure and Item 7, Financial Statements and Exhibits.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Date: September 16, 2002	/s/ Thomas E. Darcy Executive Vice President and Chief Financial Officer and as a duly authorized officer

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CERTIFICATION

I, J. Robert Beyster, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Science Applications International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ J. Robert Beyster Chief Executive Officer

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CERTIFICATION

I, Thomas E. Darcy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Science Applications International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ Thomas E. Darcy Chief Financial Officer