Form 10-Q
period 2002-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2002-12-13
CIK 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

     Yes   ☑     No

     As of November 30, 2002, the Registrant had 185,263,624 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 243,374 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended

	October 31, 2002	October 31, 2001	October 31, 2002	October 31, 2001

Revenues	$1,594,449	$1,554,570	$4,535,880	$4,525,961
Costs and expenses:
Cost of revenues	1,287,421	1,245,131	3,681,160	3,622,906
Selling, general and administrative expenses	147,597	176,625	452,276	589,528
Goodwill impairment			9,007
Gain on sale of business units, net	(1,516)		(4,899)	(6,922)

Operating income	160,947	132,814	398,336	320,449

Non-operating income (expense):
Net (loss) gain on marketable
securities and other investments,
including impairment losses	(8,476)	70,481	(134,134)	(78,858)
Interest income	11,652	11,192	28,565	43,120
Interest expense	(18,189)	(3,954)	(32,039)	(14,080)
Other income (expense), net	26	(105)	6,144	2,681
Minority interest in income of consolidated subsidiaries	(4,726)	(4,346)	(14,007)	(11,285)

Income before income taxes	141,234	206,082	252,865	262,027
Provision for income taxes	49,395	67,389	87,238	85,683

Income before cumulative effect of accounting change	91,839	138,693	165,627	176,344
Cumulative effect of accounting change, net of tax				711

Net income	$91,839	$138,693	$165,627	$177,055

Earnings per share:
Basic, before and after cumulative
effect of accounting change, net of tax	$.48	$.66	$.83	$.81
Diluted, before and after cumulative effect of accounting change, net of tax	$.46	$.62	$.80	$.76
Common equivalent shares:
Basic	192,616	210,735	198,916	217,711

Diluted	198,373	223,766	207,045	231,544

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	October 31, 2002	January 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$1,128,199	$480,004
Restricted cash	10,217	4,845
Short-term investments in marketable securities	1,086,258	708,945
Receivables, net	1,136,596	1,238,789
Prepaid expenses and other current assets	76,035	97,559
Deferred income taxes	55,508	56,192

Total current assets	3,492,813	2,586,334
Property, plant and equipment (less accumulated depreciation of $655,626 and
$605,566 at October 31, 2002 and January 31, 2002, respectively)	490,526	555,340
Intangible assets	28,394	35,068
Goodwill	145,623	149,513
Long-term investments in marketable securities	16,660	815,548
Prepaid pension assets	562,677	546,137
Other assets	170,833	259,749

	$4,907,526	$4,947,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$772,389	$1,068,220
Accrued payroll and employee benefits	395,613	384,548
Income taxes payable	372,559	220,869
Notes payable and current portion of long-term debt	37,677	37,294

Total current liabilities	1,578,238	1,710,931
Long-term debt, net of current portion	910,186	123,472
Deferred income taxes	21,570	254,216
Other long-term liabilities	293,336	302,115
Minority interest in consolidated subsidiaries	35,622	33,202
Stockholders’ equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding:
185,588 shares and 199,291 shares at October 31, 2002 and January 31, 2002,
respectively	1,856	1,993
Class B, $.05 par value, 5,000 shares authorized; issued and outstanding:
243 shares and 267 shares at October 31, 2002 and January 31, 2002, respectively	12	13
Additional paid-in capital	1,694,906	1,550,716
Retained earnings	458,708	956,042
Other stockholders’ equity	(80,204)	(56,309)
Accumulated other comprehensive (loss) income	(6,704)	71,298

Total stockholders’ equity	2,068,574	2,523,753

	$4,907,526	$4,947,689

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended

	October 31, 2002	October 31, 2001

Cash flows from operating activities:
Net income	$165,627	$177,055
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	108,213	135,372
Non-cash compensation	87,725	72,452
Loss (gain) on derivative instruments	47,626	(44,158)
Impairment losses on marketable securities	105,392	106,366
Goodwill impairment	9,007
(Gain) loss on sale of marketable securities and other investments	(18,884)	16,650
Gain on sale of business units, net	(4,899)	(6,922)
Minority interest in income of consolidated subsidiaries	14,007	11,285
Other	(331)	4,401
Non-cash restructuring charge	7,188	43,862
Pension curtailment gain		(10,077)
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	63,978	185,242
Prepaid expenses and other current assets	10,072	(96)
Progress payments	(109)	(2,803)
Deferred income taxes	(185,052)	(106,334)
Other assets	(27,683)	(35,722)
Accounts payable and accrued liabilities	(258,024)	(465,330)
Accrued payroll and employee benefits	24,290	5,504
Income taxes payable	255,985	110,535
Other long-term liabilities	12,701	14,579

	416,829	211,861

Cash flows from investing activities:
Expenditures for property, plant and equipment	(32,286)	(76,112)
Acquisitions of business units, net of cash acquired	(2,275)	(13,675)
Purchases of debt and equity securities available-for-sale	(714,494)	(37,668)
Proceeds from sale of marketable securities and other investments	981,094	452,918
Investments in affiliates	(11,210)	(49,116)
Other	105	9,368

	220,934	285,715

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	791,212	862
Payment on settlement of treasury lock contracts	(8,157)
Payments of notes payable and long-term debt		(928)
Principal payments on capital lease obligations	(18,329)	(21,329)
Dividends paid to minority interest stockholders	(7,802)	(6,634)
Net proceeds from subsidiary issuance of stock	444	16,518
Sales of common stock	21,784	24,888
Repurchases of common stock	(755,135)	(823,561)

	24,017	(810,184)

Effect of exchange rate changes on cash	(13,585)	(5,136)

Increase (decrease) in cash and cash equivalents	648,195	(317,744)
Cash and cash equivalents at beginning of period	480,004	644,492

Cash and cash equivalents at end of period	$1,128,199	$326,748

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$71,342	$55,608

Capital lease obligations for property and equipment	$7,724	$25,007

Fair value of assets acquired in acquisitions	$3,167	$18,734
Cash paid in acquisitions	(2,275)	(13,675)

Liabilities assumed in acquisitions	$892	$5,059

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

Certain amounts from the three and nine months ended October 31, 2001 have been reclassified in the condensed consolidated financial statements to conform to the presentation for the three and nine months ended October 31, 2002.

In the opinion of management, the unaudited financial information as of October 31, 2002 and for the three and nine months ended October 31, 2002 and 2001 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2002 Annual Report on Form 10-K.

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

Note C — Business Segment Information:

The following summarizes interim business segment information:

	Three months ended October 31		Nine months ended October 31

	2002	2001	2002	2001

		(in thousands)
Revenues:
Regulated	$1,143,694	$1,022,846	$3,196,965	$2,893,380
Non-Regulated Telecommunications	289,837	346,538	838,379	1,103,411
Non-Regulated Other	172,084	200,071	514,030	564,790
Corporate	(11,166)	(14,885)	(13,494)	(35,620)

Total reportable segment revenues	$1,594,449	$1,554,570	$4,535,880	$4,525,961

Segment operating income (loss):
Regulated	$92,678	$83,633	$248,060	$194,785
Non-Regulated Telecommunications	61,937	48,702	161,276	112,753
Non-Regulated Other	12,738	12,533	34,726	38,721
Corporate	(12,705)	(13,461)	(50,131)	(35,539)

Total reportable segment operating income	$154,648	$131,407	$393,931	$310,720

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended October 31		Nine months ended October 31

	2002	2001	2002	2001

		(in thousands)
Depreciation and amortization:
Regulated	$5,356	$9,985	$15,846	$27,817
Non-Regulated Telecommunications	15,621	20,208	47,877	63,340
Non-Regulated Other	13,062	12,018	39,080	38,371
Corporate	1,831	1,987	5,361	5,787

Total reportable segment depreciation and amortization	$35,870	$44,198	$108,164	$135,315

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended October 31		Nine months ended October 31

	2002	2001	2002	2001

		(in thousands)
Total reportable segment operating income	$154,648	$131,407	$393,931	$310,720
Investment activities	(1,586)	(2,244)	(4,983)	(6,326)
Goodwill impairment			(9,007)
Gain on sale of business units, net	1,516		4,899	6,922
Equity in loss (income) of unconsolidated affiliates	1,643	(695)	(511)	(2,152)
Minority interest in income of consolidated subsidiaries	4,726	4,346	14,007	11,285

Total consolidated operating income	$160,947	$132,814	$398,336	$320,449

Consolidated depreciation and amortization of $35,887,000 and $44,217,000 for the three months ended October 31, 2002 and 2001, respectively, includes $17,000 and $19,000 on investment activities for the same periods. For the nine months ended October 31, 2002 and 2001, consolidated depreciation and amortization of $108,213,000 and $135,372,000, respectively, includes $49,000 and $57,000 on investment activities for the same periods. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 1, 2002, the Company ceased amortizing goodwill as further described in Note G.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

Note D — Short-term and Long-term Investments in Marketable Securities:

Included in the condensed consolidated balance sheet captions “Short-term investments in marketable securities” and “Long-term investments in marketable securities” are derivative instruments and available-for-sale marketable securities. The cost basis, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale marketable securities and derivative instruments are as follows:

	Short-term	Long-term
	investments in	investments in
	marketable securities	marketable securities	Total

		(in thousands)
At October 31, 2002
Marketable securities:
Cost basis	$1,082,318	$9,533	$1,091,851
Unrealized gains	4,063	7,859	11,922
Unrealized losses	(123)	(732)	(855)

Fair market value	$1,086,258	$16,660	$1,102,918

At January 31, 2002
Marketable securities:
Cost basis	$697,466	$674,004	$1,371,470
Unrealized gains	3,291	96,330	99,621
Unrealized losses	(28,612)	(141,440)	(170,052)

	672,145	628,894	1,301,039
Derivative instruments (Note F)	36,800	186,654	223,454

Fair market value	$708,945	$815,548	$1,524,493

As of January 31, 2002, the Company was hedging the equity price risk of certain available-for-sale marketable securities using equity collars. As more fully described in Note F, during the three months ended October 31, 2002, the Company liquidated all of its remaining shares in VeriSign, Inc. (“VeriSign”) and Amdocs Limited (“Amdocs”) and the equity collars that hedged those shares. As a result, there are no derivative instruments included in short-term investments in marketable securities and long-term investments in marketable securities at October 31, 2002.

Gross realized gains and losses from sales of marketable securities are included in “Net (loss) gain on marketable securities and other investments, including impairment losses” and are as follows:

	Three months ended October 31		Nine months ended October 31

	2002	2001	2002	2001

		(in thousands)
Gross realized gains	$15,961	$546	$26,983	$10,654
Gross realized losses	(134)	(1,738)	(11,239)	(49,750)

	$15,827	$(1,192)	$15,744	$(39,096)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

Note E — Receivables:

Receivables include $31,105,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at October 31, 2002.

Note F — Derivative Financial Instruments:

The Company is exposed to certain market risks which are inherent in certain transactions entered into in the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company has a risk management policy (“Policy”) in place which is used to assess and manage cash flow and fair value exposures. The Policy permits the use of derivative instruments and other natural hedges with certain restrictions and appropriate authorization. The Company presently uses derivative instruments to manage exposures to foreign currency and interest rate risks and uses natural hedges to minimize exposure for net investments in foreign subsidiaries. The Company does not hold derivative instruments for trading or speculative purposes.

Equity Securities Price Risk

The Company’s portfolio of publicly-traded equity securities is subject to market price risk and there may be instances where the Company will use derivative instruments to manage this risk of potential loss in fair value resulting from decreases in market prices. The Company had equity collars in place to mitigate the risk of significant price fluctuations of certain of its marketable equity securities. The equity collars were designated as fair value hedges of the underlying publicly-traded equity securities and, therefore, the changes in fair value of the derivative instruments and the hedged items attributable to the hedged risk were recorded in the condensed consolidated statements of income. During the three months ended October 31, 2002, the remaining VeriSign and Amdocs shares and the equity collars that hedged those shares were liquidated for gross proceeds of $570,594,000, and a net gain before income taxes of $15,229,000 was recognized. In April 2002, one of the equity collars on certain shares of the Company’s investment in Amdocs matured, which resulted in gross proceeds of $60,810,000 from the sale of the underlying Amdocs shares (Note M). At October 31, 2002, the Company no longer holds equity collars or has investments in shares of VeriSign or Amdocs.

Prior to the liquidation of the equity collars, a net loss before income taxes of $44,438,000 for the ineffective portion of changes in the fair value of the collars was recorded in earnings (Note M) during the nine months ended October 31, 2002 compared to a net gain before income taxes of $45,230,000 for the same period in the prior year. A gain before income taxes of $93,555,000 was recognized for the three months ended October 31, 2001 for the net changes in the fair value of the equity collars and the underlying equity securities. At January 31, 2002, the fair value of the equity collars of $36,800,000 and $186,654,000 was included in short-term and long-term investments in marketable securities, respectively.

Interest Rate Risk

As described in Note I, the Company issued $800,000,000 of fixed rate debt on June 28, 2002. In anticipation of this debt issuance, in June 2002, the Company entered into a series of treasury lock contracts to economically lock in the effective borrowing rate on portions of the anticipated debt issuance. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, the Company was required to pay $8,157,000 to settle the treasury lock contracts upon the debt issuance. Since the treasury lock contracts were designated as cash flow hedges that were fully effective, the net of tax loss of $4,852,000 was recorded as a component of accumulated other comprehensive income in stockholders’ equity and is being amortized to interest expense over the terms of the related debt.

The forward starting interest rate swap agreements, as described in the Company’s 2002 Annual Report on Form 10-K, are fully effective and net of tax losses of $2,555,000 and $5,361,000 for the three and nine months ended October 31, 2002, respectively, were recorded as a component of accumulated other comprehensive income in stockholders’ equity. The fair value of the interest rate swap agreements of $8,938,000 and $75,000 has been reflected in other long-term liabilities as of October 31, 2002 and other assets as of January 31, 2002, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

Foreign Currency Risk and Other Derivatives

For the three and nine months ended October 31, 2002, the Company recognized losses before income taxes of $624,000 and $3,188,000, respectively, related to the change in fair value of warrants that are deemed derivative instruments and not designated as hedging instruments, compared to losses of $1,226,000 and $1,072,000 for the three and nine months ended October 31, 2001, respectively. Fair value of $388,000 and $3,466,000 as of October 31, 2002 and January 31, 2002, respectively, was reflected in other assets.

The foreign currency forward exchange contracts that are designated in cash flow hedging relationships, as described in the Company’s 2002 Annual Report on Form 10-K, were fully effective. Net of tax losses of $87,000 and $66,000 for the three and nine months ended October 31, 2002, respectively, were recorded as a component of accumulated other comprehensive income in stockholders’ equity, compared to net of tax gains of $275,000 and $803,000 for the three and nine months ended October 31, 2001, respectively. As of October 31, 2002, the fair value of the foreign currency forward exchange contracts of $366,000 and $558,000 was reflected in other current assets and other assets, respectively. The fair value of the foreign currency forward exchange contracts as of January 31, 2002, was reflected in other current assets and other assets in the amounts of $518,000 and $1,001,000, respectively.

Note G — Goodwill and Intangible Assets:

Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill such that the amortization of goodwill ceased. Instead of amortization, the carrying value of goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the allocated goodwill, below its carrying value. Intangible assets with indefinite lives are no longer amortized in accordance with SFAS No. 142. The Company does not have any intangible assets with indefinite lives. Intangible assets with finite lives continue to be amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

The changes in the carrying amount of goodwill by segment for the nine months ended October 31, 2002 are as follows:

		Non-Regulated	Non-Regulated
	Regulated	Telecommunications	Other	Total

		(in thousands)
January 31, 2002	$78,555	$52,502	$18,456	$149,513
Foreign currency translation		159	1,665	1,824
Reclassification of assembled workforce intangible asset	1,513			1,513
Acquisitions	1,780			1,780
Impairments	(9,007)			(9,007)

October 31, 2002	$72,841	$52,661	$20,121	$145,623

The Company acquired certain assets of two companies during the nine months ended October 31, 2002 for total cash consideration of $2,275,000, resulting in additional goodwill of $1,780,000. The Company acquired three intangible assets totaling $314,000 during the nine months ended October 31, 2002.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

As a result of the loss of certain significant contracts and proposals related to two reporting units, the Company determined during the nine months ended October 31, 2002 that the goodwill assigned to those reporting units had become impaired. Accordingly, the Company recorded goodwill impairment charges totaling $9,007,000. The impairment charges represent the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. The implied fair value of goodwill is derived from estimating the fair value of the reporting unit based on a discounted cash flow model using revenue and profit forecasts for the next five years.

Intangible assets consist of the following:

	October 31, 2002			January 31, 2002

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	value	amortization	Net	value	amortization	Net

			(in thousands)
Amortized intangible assets:
Software and technology	$60,984	$41,137	$19,847	$80,980	$57,271	$23,709
Patents	12,163	4,018	8,145	12,163	3,413	8,750
Customer contracts	4,628	4,424	204	4,484	3,500	984
Other	444	246	198	6,845	6,733	112
Assembled workforce				2,300	787	1,513

Total intangible assets	$78,219	$49,825	$28,394	$106,772	$71,704	$35,068

Software and technology with a gross carrying value of $20,000,000 and other intangible assets with a gross carrying value of $6,570,000 became fully amortized at January 31, 2002 and, therefore, are no longer reflected in the gross carrying value at October 31, 2002. Amortization expense related to amortizable intangible assets was $1,698,000 and $5,481,000 for the three and nine months ended October 31, 2002, respectively, compared to $2,190,000 and $8,138,000 for the three and nine months ended October 31, 2001, respectively. Based solely on the intangible assets as of October 31, 2002, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Year ending January 31

(in thousands)
2003	$7,066
2004	4,908
2005	4,757
2006	4,754
2007	4,749
Thereafter	7,641

$33,875

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

	Three months ended October 31, 2001			Nine months ended October 31, 2001

		Earnings per share			Earnings per share

	Net income	Basic	Diluted	Net income	Basic	Diluted

		(in thousands, except per share amounts)
Income before cumulative effect of accounting change, as reported	$138,693	$.66	$.62	$176,344	$.81	$.76
Amortization of goodwill, net of tax	3,845	.02	.02	12,811	.06	.06

Pro forma income before cumulative effect of accounting change	142,538	.68	.64	189,155	.87	.82
Cumulative effect of accounting change, net of tax				711

Pro forma net income	$142,538	$.68	$.64	$189,866	$.87	$.82

As previously disclosed in the Company’s 2002 Annual Report on Form 10-K, the cumulative effect of accounting change of $711,000 referred to in the table above relates to the Company’s adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in the prior fiscal year.

Note H — Revolving Credit Facilities:

On July 31, 2002, the Company entered into two new revolving credit facilities (“credit facilities”) totaling $750,000,000 with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500,000,000 and (ii) a 364-day revolving credit facility of up to $250,000,000. These credit facilities replaced the Company’s previous revolving credit facility that terminated on July 30, 2002. Borrowings under the new facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. As of October 31, 2002, the Company was in compliance with all financial covenants under the new credit facilities, including, for example, maintaining a minimum interest coverage ratio. There were no balances outstanding under the previous credit facility when it terminated and there were no balances outstanding under the new facilities as of October 31, 2002. The entire $750,000,000 was available at October 31, 2002.

Note I — Notes Payable and Long-Term Debt:

On June 28, 2002, the Company completed a private offering of $550,000,000 of 10-year senior unsecured notes (“10-year notes”) and $250,000,000 of 30-year senior unsecured notes (“30-year notes”). The 10-year notes are due on October 1, 2012 and pay interest at 6.25% on a semi-annual basis beginning January 1, 2003. The 30-year notes are due on October 1, 2032 and pay interest at 7.125% on a semi-annual basis beginning January 1, 2003. The Company amortizes the note discounts, issuance costs and the loss on the treasury lock contracts (Note F) to interest expense which results in an effective interest rate of 6.5% for the 10-year notes and 7.43% for the 30-year notes. During the three months ended October 31, 2002, the Company completed an exchange of substantially all the private notes for new notes registered with the Securities and Exchange Commission. These new registered notes are identical in terms to the notes issued on June 28, 2002.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

Note J — Comprehensive Income (Loss):

Comprehensive income (loss), which combines net income, unrealized gains and losses on the Company’s available-for-sale securities, derivative instruments and foreign currency translation adjustments, consists of the following:

	Three months ended October 31		Nine months ended October 31

	2002	2001	2002	2001

		(in thousands)
Net income	$91,839	$138,693	$165,627	$177,055
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(694)	(260,340)	(277,870)	(405,755)
Reclassification of net realized (loss) gain on marketable securities	(9,452)	80,965	206,844	198,516
Unrealized (loss) gain on derivatives	(2,642)	275	(10,279)	803
Reclassification of net realized gain (loss) on derivatives	31	(153)	(33)	(580)
Foreign currency translation adjustments	45	1,292	3,336	411
SFAS No. 133 implementation				443

	(12,712)	(177,961)	(78,002)	(206,162)

Total comprehensive income (loss)	$79,127	$(39,268)	$87,625	$(29,107)

Note K — Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows:

	Three months ended October 31		Nine months ended October 31

	2002	2001	2002	2001

	(in thousands, except per share amounts)
BASIC EPS:
Net income	$91,839	$138,693	$165,627	$177,055

Weighted average shares	192,616	210,735	198,916	217,711

Basic EPS	$.48	$.66	$.83	$.81

DILUTED EPS:
Net income	$91,839	$138,693	$165,627	$177,055

Weighted average shares	192,616	210,735	198,916	217,711
Effect of:
Stock options	5,535	12,572	7,744	13,439
Other stock awards	222	459	385	394

Weighted average shares, as adjusted	198,373	223,766	207,045	231,544

Diluted EPS	$.46	$.62	$.80	$.76

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

Options to purchase 22,061,000 shares of common stock at prices ranging from $28.90 to $33.06 per share were outstanding during the three months ended October 31, 2002 but were not included in the computation of diluted EPS at October 31, 2002 because the effect of such options would be antidilutive. Such options expire at various dates through October 2007.

Note L — Gain on Sale of Business Unites, Net:

During the three and nine months ended October 31, 2002, gains before income taxes of $1,516,000 and $4,899,000, respectively, were recognized due to the settlement of contingent liabilities related to business units that were sold in prior years. During the nine months ended October 31, 2001, the Company recognized net gains before income taxes of $6,922,000 from the sale of two business units, one of which was sold for a loss before income taxes of $3,030,000. The Company did not sell any business units during the three months ended October 31, 2001.

Note M — Net (Loss) Gain on Marketable Securities and Other Investments, including Impairment Losses:

Net (loss) gain on marketable securities and other investments, including impairment losses, consists of the following:

	Three months ended October 31		Nine months ended October 31

	2002	2001	2002	2001

		(in thousands)
Impairment losses	$(24,502)	$(21,669)	$(105,392)	$(106,366)
Net (loss) gain on derivative instruments	(624)	92,329	(47,626)	44,158
Net gain (loss) on sale of investments	16,650	(179)	18,884	(37,758)
Amdocs and Solect transaction				21,108

	$(8,476)	$70,481	$(134,134)	$(78,858)

The Company recognized impairment losses before income taxes of $24,502,000 and $105,392,000 during the three and nine months ended October 31, 2002, respectively, on certain marketable and private equity securities due to declines in fair market value which were deemed to be other-than-temporary. Of the total impairment losses, $546,000 and $19,725,000 were impairments related to our publicly-traded equity securities for the three and nine months ended October 31, 2002, respectively, and $23,956,000 and $85,667,000 were impairments related to our private equity securities for the three and nine months ended October 31, 2002, respectively.

During the three and nine months ended October 31, 2002, the Company recognized an aggregate net loss before income taxes of $624,000 and $47,626,000, respectively, from changes in fair value of its derivative instruments as described in Note F compared to aggregate net gains before income taxes of $92,329,000 and $44,158,000 for the three and nine months ended October 31, 2001, respectively.

During the three months ended October 31, 2002, the Company recognized a net gain before income taxes of $16,650,000 from the sale of certain investments. The primary component of the net gain for the three months ended October 31, 2002 was related to the liquidation of all the Company’s remaining shares and related equity collars in VeriSign and Amdocs in August 2002 for gross proceeds of $570,594,000 and a net gain before income taxes of $15,229,000. During the nine months ended October 31, 2002, the Company also recognized a gain before income taxes of $8,756,000 from the sale of Amdocs shares that were hedged by an equity collar (Note F), a loss before income taxes of $9,618,000 on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain before income taxes of $3,096,000 from other sale transactions of certain investments. During the three and nine months ended October 31, 2001, the Company recognized a net loss before income taxes of $179,000 and $37,758,000, respectively, on the sale of certain marketable securities and other investments. The largest component of the net loss for the nine months ended October 31, 2001 is attributable to the sale of VeriSign shares which resulted in a loss before income taxes of $48,012,000.

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

Note N — Restructuring Costs:

In response to the continuing decline in the telecommunications market, the Company’s Telcordia subsidiary continued to have involuntary workforce reductions to realign its staffing levels to the reduction in market demand. During the three and nine months ended October 31, 2002, the Company recorded a total restructuring charge of $3,631,000 and $7,889,000, respectively. The restructuring charge consisted of workforce reduction costs for special termination pension benefits and extension of medical benefits. The special termination benefits of $3,354,000 and $7,188,000 for the three and nine months ended October 31, 2002, respectively, have been funded through Telcordia’s surplus pension assets and will be allocated to the participants’ pension accounts as appropriate. The special termination benefits will be paid from the pension trust as plan obligations and represent a non-cash charge to the Company. As of January 31, 2002, accrued other severance benefits and facilities costs were $7,465,000. During the nine months ended October 31, 2002, the Company incurred an additional $701,000 of other severance benefits and paid out benefits of $6,651,000 resulting in accrued severance benefits and facilities costs of $1,515,000 as of October 31, 2002. For the three and nine months ended October 31, 2001, Telcordia recorded a restructuring charge of $25,967,000 and $62,725,000, respectively.

Note O — Commitments and Contingencies:

The Company’s Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130,000,000 from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia’s portion of the contracted work was $208,000,000. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia’s claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration proceedings in accordance with the terms of the contract. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia.

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

Telkom South Africa submitted a letter dated August 16, 2002 to the arbitrator indicating that it believed the issue of the interpretation of the contract under the laws of South Africa should be made by the South African High Court rather than an arbitrator. The letter also indicated that if the arbitrator did not refer that issue to the High Court for decision, Telkom South Africa would file an application with the South African High Court requesting that it decide the issue. In a letter dated August 27, 2002, the arbitrator responded to Telkom

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(Unaudited)

South Africa’s letter by reaffirming his intention to declare the proceedings closed and rule on the issues raised in this stage of the arbitration, but posing additional questions to Telkom South Africa regarding its request for a judicial referral. Telkom South Africa filed an application with the South African High Court on August 30, 2002 requesting that the High Court direct the arbitrator to refer all issues of contract interpretation to the High Court (the “Section 20 application”). In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract by refusing to take delivery of the December 2000 software release, which complied in all material respects with the contractual specification. In the Partial Award, the arbitrator indicated that Telcordia’s financial claims for debt, damages, extras and costs would be addressed in additional proceedings and that the parties should file written submissions on these issues. In a separate letter dated as of September 27, 2002, the arbitrator expressed his opinion that, in accordance with existing South African law, the High Court should not consider Telkom South Africa’s Section 20 application. While Telkom South Africa has not withdrawn the Section 20 application, Telcordia believes it is now moot under South African law, given that the Arbitrator has issued an award.

On October 9, 2002, Telcordia filed a Petition to Confirm the Arbitral Award in the U.S. District Court for the District of Columbia. On November 5, 2002, Telkom South Africa filed a Notice of Motion with the South African High Court, requesting that the High Court set aside the Arbitrator’s Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel. The Notice of Motion and supporting affidavit allege that the Arbitrator committed gross irregularities and misconduct, exceeded his powers and manifested bias or partiality against Telkom South Africa. On November 21, 2002, the Arbitrator submitted a Memorandum to the South African High Court responding to the allegations against him, and re-affirming the basis of the Partial Award. Although Telcordia believes Telkom’s Notice of Motion is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa’s application, or provide all or some portion of the relief requested.

Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is not presently determinable. As of October 31, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated condensed financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, restructuring charges, estimated profitability of long-term contracts, pensions and other postretirement benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in the 2002 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the nine months ended October 31, 2002, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any significant changes related to our critical accounting policies that would have a material impact to our consolidated financial position, results of operations, cash flows or our ability to conduct business. There may be changes to assumptions used in one of our critical accounting policies as described below.

Pension and other postretirement benefit plans — Due to the continued poor performance of the equity markets, we have experienced declines in the fair value of our pension assets at Telcordia and at Calanais, our foreign subsidiary in Scotland. Further, in conjunction with management’s annual update of the assumptions used in the actuarial valuations that are performed on the Plans’ measurement dates, which are December 31 for Telcordia and January 31 for Calanais, it is expected that the discount rate used to value the future pension obligation and the expected return on plan assets may change. If the discount rate is lowered, assuming no other changes in assumptions or factors, the amount of the pension obligation will increase. If, on a plan-by-plan basis, the fair value of the pension assets is less than the accumulated pension benefit obligation at each Plan’s measurement date, we will be required to recognize an additional minimum pension liability and a noncash after tax reduction to stockholders’ equity. A decrease to the expected return on plan assets, along with other actuarial assumption changes and other factors, may result in recording higher pension expense in the next fiscal year beginning February 1, 2003.

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

Results of Operations

Our revenues for the three and nine months ended October 31, 2002 increased 3% and 0.2%, respectively, over the same periods of the prior year. Although we experienced growth from our U.S. Government customers, revenues from our telecommunications commercial customers decreased as the telecommunications industry continued its decline, and revenues from our non-telecommunications commercial customers decreased due to challenging economic conditions facing our customers.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Regulated segment revenues as a percentage of consolidated revenues were 72% and 70% for the three and nine months ended October 31, 2002, respectively, compared to 66% and 64% for the same periods of the prior year. On an absolute basis, Regulated segment revenues increased 12% and 10% for the three and nine months ended October 31, 2002, respectively, over the same periods of the prior year as a result of growth in our traditional business areas with departments and agencies of the U.S. Government. Since we derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Obtaining U.S. Government contracts remains a highly competitive process. We have seen our growth in revenues with the U.S. Government continue to shift toward service type contracts which are competitively priced utilizing lower cost structures. This shift reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 18% for the three and nine months ended October 31, 2002 compared to 22% and 24% for the same periods of the prior year, respectively. On an absolute basis, such revenues decreased 16% and 24% for the three and nine months ended October 31, 2002, respectively, over the same periods of the prior year. The decrease in revenues as a percentage of consolidated revenues and on an absolute basis is attributable to the continuing downturn in the global telecommunications market that began last year and its effects on our subsidiary, Telcordia. Telcordia historically has derived a majority of its revenues from the Regional Bell Operating Companies (“RBOCs”). As a result of the changes and continuing decline in the marketplace, Telcordia’s customers, particularly the RBOCs, continue to reduce their contract spending and place pressure on Telcordia for reduced pricing and less favorable terms on existing and future contracts. Telcordia continues to seek opportunities for growth but on a more focused basis. However, loss of business from the RBOCs or other commercial customers as the global telecommunications market continues to decline could further reduce revenues and have an adverse impact on our business.

Non-Regulated Other segment revenues as a percentage of consolidated revenues were 11% for the three and nine months ended October 31, 2002 compared to 13% for the same periods of the prior year. On an absolute basis, such revenues decreased 14% and 9% for the three and nine months ended October 31, 2002, respectively, over the same periods of the prior year. We experienced high growth in our commercial IT outsourcing business throughout the prior fiscal year. This year, our commercial IT outsourcing customers, largely in the energy industry, are experiencing a challenging economic environment which is causing them to reduce contract spending. For the three and nine months ended October 31, 2002, revenues from our INTESA joint venture, of which we own 60%, decreased. INTESA represented 4% of consolidated revenues for the three and nine months ended October 31, 2002 and 3% and 2% of total reportable segment operating income for the three and nine months ended October 31, 2002, respectively. INTESA derives substantially all of its revenues from PDVSA, which is not only INTESA’s primary customer, but also our joint venture partner that owns 40% of INTESA. The basic term of the outsourcing contract INTESA had with PDVSA expired on June 30, 2002, and the parties are operating under a six-month agreement to allow for ongoing service delivery through December 31, 2002. No further discussions regarding an extension of the contract have occurred and no such extension may occur. In addition, we continue to have negotiations in regard to PDVSA’s request to purchase our ownership interest in INTESA. Therefore, our role in the future ownership and operation of INTESA is highly uncertain. The political and economic environment in Venezuela is very unstable and we are uncertain what impact, if any, this may have on INTESA’s business or the resolution of our joint venture ownership.

Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts. At October 31, 2002, we had approximately 37,900 full-time employees compared to approximately 38,700 at October 31, 2001. Material and subcontract (“M&S”) revenues were $417 million and $1,106 million for the three and nine months ended October 31, 2002, respectively, compared to $358 million and $1,007 million for the same periods of the prior year. As a percentage of total revenues, M&S revenues were 26% and 24% for the three and nine months ended October 31, 2002, respectively, compared to 23% and 22% for the same periods of the prior year. The contract types we enter into with our customers can impact our revenues and segment operating income. The percentage of our revenues attributable to the higher risk, firm fixed-price (“FFP”) contracts decreased to 26% for the nine months ended October 31, 2002 from 29% for the same period of the prior year. We assume greater performance risk on FFP contracts and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort and time-and-materials type contracts represented 32% of revenues for the nine months ended October 31, 2002 and 2001, while cost reimbursement contracts were 37% and 33% for the same periods, respectively. Target cost and fee with risk sharing contracts were 5% and 6% for the nine months ended October 31, 2002 and 2001, respectively.

Cost of revenues as a percentage of revenues increased slightly to 80.7% and 81.2% for the three and nine months ended October 31,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

2002, respectively, compared to 80.1% and 80.0% for the same periods of the prior year. The increase is primarily attributable to changes in relative revenues among our three business segments. Our revenues from our commercial customers have more of their associated costs in selling, general and administrative (“SG&A”) as opposed to cost of revenues. Therefore, the lower revenues in our Non-Regulated Telecommunications segment for the three and nine months ended October 31, 2002 caused the overall cost of revenues to increase as a percentage of revenues. Regulated segment cost of revenues as a percentage of its revenues were 87.0% and 86.9% for the three and nine months ended October 31, 2002, respectively, compared to 86.7% and 87.6% for the same periods of the prior year. The increase for the three months ended October 31, 2002 is primarily attributable to certain FFP contract losses. Non-Regulated Telecommunications cost of revenues as a percentage of its revenues were 55.2% and 57.4% for the three and nine months ended October 31, 2002, respectively, compared to 58.8% and 59.3% for the same periods of the prior year and decreased primarily as a result of the restructuring and cost control efforts that began at Telcordia in the prior year. Non-Regulated Other segment cost of revenues as a percentage of its revenues were 76.9% and 78.1% for the three and nine months ended October 31, 2002, respectively, compared to 78.8% and 79.2% for the same periods of the prior year and decreased primarily due to improved operating performance.

SG&A is comprised of general and administrative, bid and proposal and independent research and development expenses. SG&A expenses as a percentage of revenues were 9.3% and 10.0% for the three and nine months ended October 31, 2002, respectively, compared to 11.4% and 13.0% for the same periods of the prior year. SG&A as a percentage of revenues in the Regulated segment was 5.0% and 5.3% for the three and nine months ended October 31, 2002, respectively, compared to 5.3% and 5.7% for the same periods of the prior year and decreased due to continued economies of scale and close monitoring of our SG&A costs. SG&A as a percentage of revenues in the Non-Regulated Telecommunications segment was 25.0% and 25.4% for the three and nine months ended October 31, 2002, respectively, compared to 27.2% and 31.3% for the same periods of the prior year. The decrease is a result of the restructuring and cost control efforts that began at Telcordia in the prior year in response to the downturn in the telecommunications industry. SG&A as a percentage of revenues in the Non-Regulated Other segment was 13.2% and 13.7% for the three and nine months ended October 31, 2002, respectively, compared to 14.5% and 13.5% for the same periods of the prior year and decreased during the three months ended October 31, 2002 primarily due to reduced marketing costs.

Consolidated segment operating income, as defined in our 2002 Annual Report on Form 10-K, as a percentage of consolidated revenues was 9.7% and 8.7% for the three and nine months ended October 31, 2002, respectively, compared to 8.5% and 6.9% for the same periods of the prior year. Regulated segment operating income as a percentage of its revenues was 8.1% and 7.8% for the three and nine months ended October 31, 2002, respectively, compared to 8.2% and 6.7% for the same periods of the prior year and decreased for the three months ended October 31, 2002 due to FFP contract losses and increased for the nine months ended October 31, 2002 primarily due to improved operating performance and overall lower FFP contract losses in the first half of this year than the same period of the prior year.

Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues increased to 21.4% and 19.2% for the three and nine months ended October 31, 2002, respectively, from 14.1% and 10.2% for the same periods of the prior year, primarily due to an overall decrease in cost of revenues and SG&A expenses as a result of the restructuring and cost control efforts that began in the prior year. While segment operating income increased, in response to the continuing decline in the telecommunications market, Telcordia continued to have involuntary workforce reductions to realign its staffing levels to the reduction in market demand. During the three and nine months ended October 31, 2002, the Company recorded a total restructuring charge of $4 million and $8 million, respectively. The restructuring charge consisted of workforce reduction costs for special termination pension benefits and extension of medical benefits. The special termination benefits of $3 million and $7 million for the three and nine months ended October 31, 2002, respectively, have been funded through Telcordia’s surplus pension assets and will be allocated to the participants’ pension accounts as appropriate. The special termination benefits will be paid from the pension trust as plan obligations and represent a non-cash charge to us. As of January 31, 2002, accrued other severance benefits and facilities costs were $7 million. During the nine months ended October 31, 2002, the Company incurred an additional $1 million of other severance benefits and paid out benefits of $7 million resulting in accrued severance benefits and facilities costs of $1 million as of October 31, 2002. Telcordia recorded a restructuring charge $26 million and $63 million for the three and nine months ended October 31, 2001, respectively.

Our Non-Regulated Other segment operating income as a percentage of its revenues was 7.4% and 6.8% for the three and nine months ended October 31, 2002, respectively, compared to 6.3% and 6.9% for the same periods of the prior year and increased for the three months ended October 31, 2002 primarily due to lower SG&A costs and improved operating performance. For the nine months ended

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

October 31, 2002, Non-Regulated Other segment operating performance decreased primarily as a result of higher SG&A costs as a percentage of revenues during the first half of the year as these costs were not decreasing in relation to the revenue decline from our commercial IT outsourcing contracts.

Interest income was $12 million and $29 million for the three and nine months ended October 31, 2002, respectively, compared to $11 million and $43 million for the same periods of the prior year. The increase for the three months ended October 31, 2002 was primarily due to increase in average cash balance from the proceeds of the June 2002 debt issuance as well as the liquidation of all of our remaining shares in VeriSign and Amdocs and related equity collars. The decrease for the nine months ended October 31, 2002 was primarily due to lower interest rates.

Interest expense of $18 million and $32 million for the three and nine months ended October 31, 2002, respectively, increased from $4 million and $14 million for the same periods of the prior year, primarily due to interest on $800 million of unsecured notes issued in June 2002 as further described in Note I of the condensed consolidated financial statements. In addition, interest expense also reflects interest on our outstanding public debt securities that were issued in January 1998, a building mortgage, deferred compensation arrangements, capital lease obligations and notes payable.

Minority interest in income of consolidated subsidiaries was $5 million and $14 million for the three and nine months ended October 31, 2002, respectively, compared to $4 million and $11 million for the same periods of the prior year and increased primarily from our joint ventures, AMSEC LLC and INTESA.

The provision for income taxes as a percentage of income before income taxes was 35.0% and 34.5% for the three and nine months ended October 31, 2002, respectively, compared to 32.7% for the same periods of the prior year. The higher effective tax rate was primarily related to a lower amount of charitable contributions of appreciated property and slightly higher state and foreign taxes.

Goodwill Impairment

SFAS No. 142, “Goodwill and Other Intangible Assets,” changed the accounting for goodwill. Under SFAS No. 142, the amortization of goodwill ceases and instead goodwill is evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the goodwill, below its carrying value. During the three months ended October 31, 2002, we did not have any impairment of goodwill. However, one of our equity method investees had an impairment of its goodwill, of which we recognized our proportionate share of the impairment of $3 million in other income (expense), net. During the nine months ended October 31, 2002, as a result of the loss of certain significant contracts and proposals related to two reporting units, we determined that goodwill assigned to those reporting units had become impaired. Accordingly, we recorded goodwill impairment charges of $9 million. The impairment charges represent the excess of the reporting units’ goodwill over the implied fair value of their goodwill. The implied fair value of goodwill is derived from estimating the fair value of the reporting unit based on a discounted cash flow model using revenue and profit forecasts for the next five years.

Gain on Sale of Business Units, Net

Gains or losses related to sales of a business unit or operating asset that generated revenue or whose operating results were included in our condensed consolidated financial statements are recorded as “Gain on sale of business units, net” and are part of operating income. During the three and nine months ended October 31, 2002, we recognized gains before income taxes of $2 million and $5 million due to the settlement of contingent liabilities related to business units that were sold in prior years. For the nine months ended October 31, 2001, we recognized net gains before income taxes from the sale of two business units.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

In accordance with our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair market value, we determined that declines in the fair market value below the carrying value of certain of our marketable and private equity securities had occurred and were deemed to be other-than-temporary in nature. We, therefore, recorded impairment losses totaling $25 million and $105 million for the three and nine months ended October 31, 2002, respectively. Of the total impairment losses, $546 thousand and $20 million were impairments related to our publicly-traded equity securities for the three and nine months ended October 31, 2002, respectively, and $24 million and $85 million were impairments related to our private equity securities for the three and nine months ended October 31, 2002, respectively. Taking into account these impairments as of October 31, 2002 and the liquidation of all of our remaining shares and related equity collars in VeriSign and Amdocs, as described below, we hold $17 million of publicly-traded debt and equity securities and $109 million of private equity securities. In the prior year, we recorded impairment losses of $22 million and $106 million for the three and nine months ended October 31, 2001, respectively.

Our portfolio of publicly-traded equity securities is subject to market risk and there may be instances where we will use derivative instruments to manage the risk of potential loss in fair value resulting from decreases in market prices. We had equity collars in place to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. We also have warrants to purchase equity securities of certain private and publicly-held companies that can be net settled. These warrants are considered derivative instruments and not designated as hedging instruments. For the three and nine months ended October 31, 2002, we recognized net losses before income taxes of $624 thousand and $48 million, respectively, related to the equity collars and the related underlying equity securities and the warrants that can be net settled, compared to a net gain before income taxes of $92 million and $44 million for the same periods of the prior year. During the three months ended October 31, 2002, all of our remaining VeriSign and Amdocs shares and the equity collars that hedged those shares were liquidated for gross proceeds of $571 million, and a net gain before income taxes of $15 million was recognized. We no longer hold equity collars or investments in VeriSign and Amdocs as a result of these transactions.

During the three months ended October 31, 2002, we recognized a net gain before income taxes of $17 million from the sale of certain investments with the primary component being the gain before income taxes of $15 million on the liquidation of all our remaining VeriSign and Amdocs shares and related equity collars. During the nine months ended October 31, 2002, we also recognized an additional gain before income taxes of $9 million from the sale of Amdocs shares that were hedged by an equity collar (Note M), a loss before income taxes of $10 million on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain before income taxes of $3 million from sales of other certain investments. During the three and nine months ended October 31, 2001, we recognized a net loss before income taxes of $179 thousand and $38 million, respectively, on the sale of certain marketable securities and other investments, primarily from the sale of VeriSign shares.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments in marketable securities totaled $2.2 billion and $1.2 billion at October 31, 2002 and January 31, 2002, respectively, and increased primarily from the liquidation of all of our remaining shares and related equity collars in VeriSign and Amdocs as previously described and our debt issuance described below.

On June 28, 2002, we raised $790 million, which is net of underwriters’ commissions and reflects an interest discount on the notes, by completing a private offering of $550 million of 10-year senior unsecured notes (“10-year notes”) and $250 million of 30-year senior unsecured notes (“30-year notes”). The 10-year notes are due on July 1, 2012 and pay interest at 6.25% on a semi-annual basis beginning January 1, 2003. The 30-year notes are due on July 1, 2032 and pay interest at 7.125% on a semi-annual basis beginning January 1, 2003. We expect to use the proceeds for general corporate purposes, including, without limitation, future acquisitions, expansion of our outsourcing business, stock repurchases and capital expenditures. Per the terms of the private offering, on August 30, 2002, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange any and all of the notes for new notes that are substantially identical to the notes issued on June 28, 2002, except that the new notes have been registered pursuant to an effective registration statement under the Securities Act. The exchange of the notes has been completed and substantially all of the private notes were exchanged.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

On July 31, 2002, we entered into two new revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million and (ii) a 364-day revolving credit facility of up to $250 million. These credit facilities replaced our previous revolving credit facility that terminated on July 30, 2002. Borrowings under the new credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. As of October 31, 2002, we were in compliance with all financial covenants under the new credit facilities.

At October 31, 2002, there were no borrowings outstanding under the new facilities and no borrowings were outstanding under the previous credit facility at January 31, 2002. Our primary sources of liquidity are funds provided by operations, funds from the sale of our remaining shares in VeriSign and Amdocs, and the funds raised by the debt offering and our new credit facilities, of which the entire $750 million was available for borrowing.

Cash flows generated from operating activities were $417 million for the nine months ended October 31, 2002 compared to $212 million for the same period of the prior year. Net cash provided by operating activities for the nine months ended October 31, 2002 consisted primarily of net income of $166 million increased for non-cash items of $379 million, offset by $128 million used in working capital and other activities compared to net income of $177 million increased for non-cash items of $329 million, offset by $294 million used in working capital and other activities for the same period of the prior year. The increase in cash generated from operating activities in the nine months ended October 31, 2002 was primarily attributable to lower estimated tax payments and lower use of cash for working capital and other activities compared to the same period of the prior year.

Our investing activities generated cash of $221 million for the nine months ended October 31, 2002 compared to $286 million for the same period of the prior year. During the nine months ended October 31, 2002, we decreased our capital expenditures and the level of investments in private companies and generated less cash from our transactions in short-term marketable securities compared to the same period of the prior year.

We generated $24 million in cash from financing activities for the nine months ended October 31, 2002 compared to a use of $810 million for the same period of the prior year. The primary source of the cash generated during the nine months ended October 31, 2002, was the net proceeds of $790 million from the private debt offering, and the primary use of cash was for repurchases of our common stock. In the nine months ended October 31, 2002, we repurchased $106 million and $81 million of common stock from employees upon their termination and other stock transactions, respectively, compared to $162 million and $77 million in the same period of the prior year. We also repurchased $159 million of our common stock from our 401(k) and retirement and profit sharing plans (collectively referred to as “the Plans”) in the nine months ended October 31, 2002 compared to $263 million in the same period of the prior year. Although we have no obligation to make stock purchases during a quarterly stock trade, we purchased stock in recent quarterly stock trades in which more shares were offered for sale by stockholders than the aggregate number of shares sought to be purchased by authorized buyers. We repurchased $409 million of common stock during our quarterly trades in the nine months ended October 31, 2002 compared to $322 million for the same period of the prior year. In summary, for the nine months ended October 31, 2002, total repurchases of our common stock were $755 million compared to $824 million for the same period of the prior year.

As previously discussed in the 2002 Annual Report on Form 10-K, there is no public market for our Class A common stock and a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock only on predetermined days which we call a “trade date”. Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. In fact, the trade originally scheduled for July 26, 2002 was postponed to August 16, 2002 in order to modify the stock price set by the board of directors on July 12, 2002 as it no longer represented a fair market value. All sales in the limited market are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 17 of our 2002 Annual Report on Form 10-K. If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell all such stock in that trade. Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date. If the increasing trend of trade imbalance continues, we cannot assure you that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

As previously discussed in the 2002 Annual Report on Form 10-K, Federal legislation has been proposed that, if adopted, would impose new requirements and restrictions on certain types of retirement plans which could impact our stock system and liquidity. If legislation of this nature were adopted, it would be likely that purchases of our stock by our retirement plans would decrease and sales increase, which would likely result in increased repurchases of our common stock. As of October 31, 2002, because of the uncertainty surrounding if, when, and in what final form such legislation may be enacted, we are unable to determine the impact this legislation might have on our retirement plans, the operation of our limited market and our liquidity and cash needs.

We expect our existing cash, cash equivalents, short-term investments in marketable securities, cash flows from operations and borrowing capacity to provide sufficient funds for our operations and capital expenditures. In addition, we expect to finance acquisitions and equity investments in the future with cash from operations and our borrowing capacity.

Commitments and Contingencies

Our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia’s portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia’s claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration proceedings in accordance with the terms of the contract. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia.

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

Telkom South Africa submitted a letter dated August 16, 2002 to the arbitrator indicating that it believed the issue of the interpretation of the contract under the laws of South Africa should be made by the South African High Court rather than an arbitrator. The letter also indicated that if the arbitrator did not refer that issue to the High Court for decision, Telkom South Africa would file an application with the South African High Court requesting that it decide the issue. In a letter dated August 27, 2002, the arbitrator responded to Telkom South Africa’s letter by reaffirming his intention to declare the proceedings closed and rule on the issues raised in this stage of the arbitration, but posing additional questions to Telkom South Africa regarding its request for a judicial referral. Telkom South Africa filed an application with the South African High Court on August 30, 2002 requesting that the High Court direct the arbitrator to refer all issues of contract interpretation to the High Court (the “Section 20 application”). In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract by refusing to take delivery of the December 2000 software release, which complied in all material respects with the contractual specification. In the Partial Award, the arbitrator indicated that Telcordia’s financial claims for debt, damages, extras and costs would be addressed in additional proceedings and that the parties should file written submissions on these issues. In a separate letter dated as of September 27, 2002, the arbitrator expressed his opinion that, in accordance with existing South African law, the High Court should

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

not consider Telkom South Africa’s Section 20 application. While Telkom South Africa has not withdrawn the Section 20 application, Telcordia believes it is now moot under South African law, given that the Arbitrator has issued an award.

On October 9, 2002, Telcordia filed a Petition to Confirm the Arbitral Award in the U.S. District Court for the District of Columbia. On November 5, 2002, Telkom South Africa filed a Notice of Motion with the South African High Court, requesting that the High Court set aside the Arbitrator’s Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel. The Notice of Motion and supporting affidavit allege that the Arbitrator committed gross irregularities and misconduct, exceeded his powers and manifested bias or partiality against Telkom South Africa. On November 21, 2002, the Arbitrator submitted a Memorandum to the South African High Court responding to the allegations against him, and re-affirming the basis of the Partial Award. Although Telcordia believes Telkom’s Notice of Motion is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa’s application, or provide all or some portion of the relief requested.

Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is not presently determinable. As of October 31, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Forward-looking Information

The foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following discussion in “Quantitative and Qualitative Disclosures About Market Risk” should be read in conjunction with the consolidated condensed financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the following factors: (i) competitive pressures; (ii) changes in the demand for our commercial information technology outsourcing, consulting and systems integration services; (iii) our ability to consummate strategic acquisitions and alliances; (iv) our ability to profitably bid and perform FFP contracts; (v) the level of common stock repurchases made by us, and (vi) the risk factors set forth in our 2002 Annual Report on Form 10-K. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investment portfolio, short-term and long-term receivables, interest rate swaps and long-term debt obligations. As noted in Note I of the notes to condensed consolidated financial statements, in June 2002, we issued $550 million of 6.25% 10-year fixed rate debt and $250 million of 7.125% 30-year fixed rate debt. As described in Note F of the notes to condensed consolidated financial statements, in anticipation of this debt issuance, we also entered into a series of treasury lock contracts to economically lock in the effective borrowing rate on portions of the anticipated debt issuance. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $8 million to settle the treasury lock contracts upon the debt issuance. Proceeds from the debt issuance and the VeriSign and Amdocs transactions, described below in the discussion of equity price risks, contributed to higher amounts of cash equivalents and managed portfolio investments that are subject to interest rate risk at October 31, 2002. Interest rates at October 31, 2002 decreased from January 31, 2002. If rates stay at current levels, proceeds from maturities of fixed income securities may be reinvested at lower interest rates.

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

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis. The market values for forward foreign exchange contracts were estimated using spot rates in effect on October 31, 2002. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of October 31, 2002 are the hypothetical gains and losses associated with foreign currency risk.

A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of October 31, 2002, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of approximately $1 million.

Equity Price Risk

We are exposed to equity price risks on our strategic investments in publicly-traded equity securities, which are primarily in the high-technology market. We used equity collars to mitigate the risk of significant price fluctuations of our investments in VeriSign and Amdocs. Equity collars are derivative instrument transactions where we lock in a ceiling and floor price for the underlying equity security to minimize our risk of loss since we locked in a floor price. These derivative instruments were designated as fair value hedges of the underlying publicly-traded equity securities and, therefore, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk were recognized in earnings. During the three months ended October 31, 2002, our remaining shares in VeriSign and Amdocs and the equity collars that hedged those shares were liquidated for proceeds of $571 million and, a net gain before income taxes of $15 million was recognized. As a result of these transactions, we no longer have market exposure related to VeriSign or Amdocs.

At October 31, 2002, the quoted fair value of our publicly-traded equity securities was approximately $13 million, a decrease of $674 million from January 31, 2002. The decrease was primarily driven by the sale of all our remaining shares in VeriSign and Amdocs

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

during the three months ended October 31, 2002. Based on our position at October 31, 2002, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of our publicly-traded equity securities of approximately $1 million.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including J. Robert Beyster (Chief Executive Officer) and Thomas E. Darcy (Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, J. Robert Beyster and Thomas E. Darcy concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls. There were no significant deficiencies or material weaknesses and, therefore, no corrective actions were required.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Our Telcordia subsidiary filed a Demand for Arbitration with the International Chamber of Commerce in Paris, France initiating arbitration and seeking damages of approximately $130 million from Telkom South Africa related to a contract dispute. The dispute involves a contract executed on June 24, 1999, pursuant to which Telcordia would provide a Service Activation and Assurance System. The value of Telcordia’s portion of the contracted work was $208 million. Telcordia performed the contract for over 18 months and delivered multiple software releases to Telkom South Africa. On January 12, 2001, Telcordia notified Telkom South Africa that Telkom South Africa had breached the contract for, among other things, taking and using Telcordia software without paying for it, improperly refusing to accept software deliveries, failing to cooperate in defining future software releases, and failing to make other payments due under the contract. On February 2, 2001, Telkom South Africa responded by denying Telcordia’s claims and asserting various breaches on the part of Telcordia. The parties were unable to negotiate a mutually acceptable resolution of the dispute. On March 6, 2001, Telcordia initiated arbitration proceedings in accordance with the terms of the contract. On May 22, 2001, Telkom South Africa filed with the International Chamber of Commerce its Answer to Telcordia’s Demand for Arbitration and its Counterclaims against Telcordia.

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

Telkom South Africa submitted a letter dated August 16, 2002 to the arbitrator indicating that it believed the issue of the interpretation of the contract under the laws of South Africa should be made by the South African High Court rather than an arbitrator. The letter also indicated that if the arbitrator did not refer that issue to the High Court for decision, Telkom South Africa would file an application with the South African High Court requesting that it decide the issue. In a letter dated August 27, 2002, the arbitrator responded to Telkom South Africa’s letter by reaffirming his intention to declare the proceedings closed and rule on the issues raised in this stage of the arbitration, but posing additional questions to Telkom South Africa regarding its request for a judicial referral. Telkom South Africa filed an application with the South African High Court on August 30, 2002 requesting that the High Court direct the arbitrator to refer all issues of contract interpretation to the High Court (the “Section 20 application”). In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract by refusing to take delivery of the December 2000 software release, which complied in all material respects with the contractual specification. In the Partial Award, the arbitrator indicated that Telcordia’s financial claims for debt, damages, extras and costs would be addressed in additional proceedings and that the parties should file written submissions on these issues. In a separate letter dated as of September 27, 2002, the arbitrator expressed his opinion that, in accordance with existing South African law, the High Court should not consider Telkom South Africa’s Section 20 application. While Telkom South Africa has not withdrawn the Section 20 application, Telcordia believes it is now moot under South African law, given that the Arbitrator has issued an award.

On October 9, 2002, Telcordia filed a Petition to Confirm the Arbitral Award in the U.S. District Court for the District of Columbia. On November 5, 2002, Telkom South Africa filed a Notice of Motion with the South African High Court, requesting that the High Court set aside the Arbitrator’s Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel. The Notice of Motion and supporting affidavit allege that the Arbitrator committed gross irregularities and misconduct, exceeded his powers and manifested bias or partiality against Telkom South Africa. On November 21, 2002, the Arbitrator

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

submitted a Memorandum to the South African High Court responding to the allegations against him, and re-affirming the basis of the Partial Award. Although Telcordia believes Telkom’s Notice of Motion is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa’s application, or provide all or some portion of the relief requested.

Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is not presently determinable. As of October 31, 2002, the total amount of receivables under the contract, net of deferred revenue, was not significant.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b)	Reports on Form 8-K

During the fiscal quarter for which this report is filed, we filed the following reports on Form 8-K:

(i)	Form 8-K filed October 16, 2002, Item 5, Other Events.

(ii)	Form 8-K filed October 2, 2002, Item 5, Other Events and Regulation FD Disclosure.

(iii)	Form 8-K filed September 16, 2002, Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

(iv)	Form 8-K filed August 19, 2002, Item 5, Other Events and Regulation FD Disclosure.

(v)	Form 8-K filed August 15, 2002, Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(vi)	Form 8-K filed August 7, 2002, Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Date: December 13, 2002	/s/ Thomas E. Darcy Executive Vice President and Chief Financial Officer and as a duly authorized officer

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ J. Robert Beyster Chief Executive Officer

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Thomas E. Darcy Chief Financial Officer