Form 10-K
period 2003-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2003-04-11
CIK 353394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

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
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of July 31, 2002, the aggregate value of the voting stock held by non-affiliates of Registrant was $2,890,314,548. For the purpose of this calculation, it is assumed that (i) the Registrant's affiliates include the Registrant's board of directors and certain of the employee benefit plans of the Registrant and its subsidiaries and (ii) the value of the Registrant's Class A common stock as of July 31, 2002 was equal to $28.90, the stock price determined by the stock policy committee of the board of directors on July 29, 2002. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

        As of March 31, 2003, there were 185,871,247 shares of Registrant's Class A Common Stock and 235,529 shares of Registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

Item 1. Business

The Company

        We provide diversified professional and technical services involving the application of scientific, engineering and management expertise to solve complex technical problems for government and commercial customers in the U.S. and abroad. These services frequently involve computer and systems technology.

        Our technical services consist of basic and applied research services; design and development of computer software; systems integration; systems engineering; technical operational and management support services; environmental engineering; design and integration of network systems; technical engineering, analysis and consulting support services; and development of systems, policies, concepts and programs. Our high-technology products, which we design and develop, include customized and standard hardware and software, such as automatic equipment identification technology, sensors, nondestructive imaging and security instruments.

        Through one of our subsidiaries, Telcordia Technologies, Inc., which we call "Telcordia," we are a provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry.

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

        Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or a subcontractor to other contractors, primarily for departments and agencies of the U.S. Government, including the Department of Agriculture, Department of Commerce, Department of Defense, Department of Energy, Department of Health and Human Services, Department of Homeland Security, Department of Justice, Department of Transportation, Department of Treasury, Department of Veterans Affairs, Environmental Protection Agency and National Aeronautics and Space Administration. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. The Regulated segment includes business from all of our vertical market areas. The percentage of our revenues attributable to the Regulated segment for fiscal years 2003, 2002 and 2001 were 74%, 68% and 65%, respectively.

        Groups in the Non-Regulated Telecommunications and the Non-Regulated Other segments provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and the Non-Regulated Other segments are not subject to specific regulatory accounting or contracting guidelines.

        Groups in the Non-Regulated Telecommunications segment are primarily involved in the telecommunications business area. For fiscal years 2003, 2002 and 2001, our Telcordia subsidiary made up the Non-Regulated Telecommunications segment. The percentage of our revenues attributable to the Non-Regulated Telecommunications segment for fiscal years 2003, 2002 and 2001 were 18%, 25% and 29%, respectively.

        The Non-Regulated Other segment includes business from all of our vertical market areas except for National Security and Space (which is part of the "Other" vertical market). The percentage of our revenues attributable to the Non-Regulated Other segment for fiscal years 2003, 2002 and 2001 were 8%, 8% and 7%, respectively. For certain other financial information regarding our reportable segments and geographic areas, see Note B of the notes to consolidated financial statements on page F-13 of this Form 10-K.

        We hold and manage substantially all of our equity investment interests in publicly traded and private emerging technology companies in our wholly-owned subsidiaries, SAIC Venture Capital Corporation and Telcordia Venture Capital Corporation. In February 2000, SAIC Venture Capital Corporation sold shares of Network Solutions, Inc., which we call "NSI," in a secondary public offering, reducing its ownership interest in NSI from 44.7% to 22.6%. NSI provided Internet domain name registration services and Intranet consulting and network design and implementation services. In June 2000, NSI merged and became a wholly-owned subsidiary of VeriSign, Inc., a publicly traded company and leading provider of Internet trust services, which we call "VeriSign." On the effective date of the merger, we held approximately 9% of VeriSign's outstanding shares. We have subsequently sold all of our shares of VeriSign and liquidated the equity collar that hedged some of this investment. We no longer hold equity collars or an investment in VeriSign as a result of these transactions.

        We hold 60% of the common stock of a joint venture, Informática, Negocios y Tecnología, S.A., which we call "INTESA." INTESA was formed in January 1997 to provide information technology services in Latin America. INTESA's principal customer and 40% stockholder is the Venezuelan national oil company, Petróleos de Venezuela, S.A., which we call "PDVSA." The basic term of INTESA's services agreement to provide information technology outsourcing services to PDVSA expired on June 30, 2002, but INTESA's services continued under the disentanglement phase of the services agreement. The parties negotiated for a possible renewal of the services agreement or purchase by PDVSA of our interest in INTESA. As of January 31, 2003 and to date, such negotiations have been unsuccessful. The political and economic environment in Venezuela remains very unstable. A general work stoppage in Venezuela has affected the petroleum sector, including PDVSA and INTESA. Due to the suspension of operations, general work force strike and our relationship with PDVSA, the operations of the joint venture are not expected to resume. Until now, we had consolidated our 60% interest in the joint venture, but INTESA is now classified as discontinued operations. We also own 55% of AMSEC LLC, a joint venture that provides maintenance engineering and technical support services to the U.S. Navy and marine industry customers.

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

Energy

        We provide energy-related technical and consulting services, including safety evaluations, security, reliability and availability engineering evaluations, technical reviews, quality assurance, information systems, plant monitoring systems, plant and resource management and optimization support and project management.

Telecommunications

        In the telecommunications area, we provide interoperable network design and implementation, new software and enhancements of existing software for network management and operation, consulting and engineering services and telecommunications software.

Information Technology

        Our information technology-related technical services include information technology outsourcing services, application software development and maintenance, information protection and electronic business security services, intranet consulting, outsourcing and network design services.

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

Significant Customers

        During fiscal years 2003, 2002 and 2001, approximately 92%, 88% and 85%, respectively, of the revenues in the Regulated segment were attributable to prime contracts directly with a number of departments and agencies of the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. Revenues from the U.S. Army represent 11% of consolidated revenues in 2003. No other customer or single contract accounted for 10% or more of consolidated revenues in fiscal years 2003, 2002 and 2001.

        Telcordia historically has derived a majority of its revenues from the regional Bell operating companies, which we call "RBOCs." The percentage of the revenues in the Non-Regulated Telecommunications segment from the RBOCs was 65% in fiscal year 2003, 65% in fiscal year 2002 and 62% in fiscal year 2001. No single RBOC accounted for 10% or more of consolidated revenues in fiscal years 2003, 2002 and 2001.

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

        In addition, the U.S. Government may terminate a contract for default. Although the U.S. Government has never terminated any of our contracts for default, such a termination could have a significant impact on our business. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages.

        Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments as a result of negotiations between U.S. Government representatives and us. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2001 and are not subject to further adjustment. Contract revenues for fiscal years 2002 and 2003 have been recorded in amounts which are expected to be realized upon final settlement with the U.S. Government. However, no assurance can be given that audits and adjustments for fiscal years 2002 and 2003 will not result in decreased revenues or profits for those years.

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

        In recent years, the U.S. Government has increasingly used a contracting process called Indefinite Delivery, Indefinite Quantity contracts, known as IDIQ contracts, to obtain contractual commitments from contractors to provide certain products or services at established general terms and conditions. We may compete with multiple contractors for a single IDIQ contract award or in some cases, a single procurement may result in IDIQ contract awards to multiple contractors. At the time of the award of the IDIQ contract, the U.S. Government generally commits to purchase only a minimum amount of products or services from the contractor to whom the IDIQ contract was awarded. After award of the IDIQ contract, the U.S. Government may issue task orders for specific services or products it needs.

The contractor provides such products or services in accordance with the pre-established terms and conditions. IDIQ contracts frequently have multi-year terms and unfunded ceiling amounts which enable, but do not commit, the U.S. Government to purchase substantial amounts of products and services from the contractor. The U.S. Government's use of IDIQ contracts makes it more difficult for a contractor to estimate the actual value of products or services to be ultimately awarded under a given contract.

        During fiscal years 2003, 2002 and 2001, approximately 52%, 51% and 51%, respectively, of the Regulated segment revenues were derived from cost-reimbursement contracts and approximately 15%, 16% and 15%, respectively, of the Regulated segment revenues were from firm fixed-price contracts, with the balance from time-and-materials and fixed-price level-of-effort contracts.

        During fiscal years 2003, 2002 and 2001, approximately 82%, 82% and 80%, respectively, of the Non-Regulated Telecommunications segment revenues were from firm fixed-price contracts and approximately 15%, 17% and 19%, respectively, of the Non-Regulated Telecommunications segment revenues were derived from time-and-materials and fixed-price level-of-effort contracts, with the balance from cost-reimbursement contracts.

        During fiscal years 2003, 2002 and 2001, approximately 56%, 46% and 36%, respectively, of the Non-Regulated Other segment revenues were derived from target cost and fee with risk sharing contracts and approximately 28%, 44% and 41%, respectively, of the Non-Regulated Other segment revenues were from time-and-materials and fixed-price level-of-effort contracts, with the balance from firm fixed-price and cost-reimbursement contracts.

        Any costs that we incur on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. Pre-contract costs at January 31, 2003 and 2002 were $49,247,000 and $44,299,000, respectively, for the Regulated segment; $698,000 and $446,000, respectively, for the Non-Regulated Telecommunications segment; and $305,000 and $605,000, respectively, for the Non-Regulated Other segment. We expect to recover substantially all of these costs; however, no assurance can be given that the contracts or contract amendments will be executed or that we will recover the related costs.

Patents and Proprietary Information

        Other than with respect to Telcordia, our technical services and products are not generally dependent upon patent protection. We claim a proprietary interest in certain of our products, software programs, methodology and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

        In the Non-Regulated Telecommunications segment, Telcordia's patent portfolio consists of more than 900 U.S. and foreign patents. More than 200 of these patents have been licensed to organizations worldwide. Telcordia has been granted patents across a wide range of disciplines, including telecommunications transmission, services and operations, optical networking, switching, wireless communications, protocols, architecture and coding. Along with Telcordia, we actively pursue opportunities to license our technologies to third parties and evaluate potential spin-offs of our technologies.

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

        The backlog at January 31, 2003 and 2002 for the Regulated segment was approximately $2,499,000,000 and $1,960,000,000, respectively, for the Non-Regulated Telecommunications segment it was approximately $921,000,000 and $1,861,000,000, respectively, and for the Non-Regulated Other segment it was approximately $232,000,000 and $284,000,000, respectively. We expect that a substantial portion of our backlog at January 31, 2003 will be recognized as revenues prior to January 31, 2004. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

Employees and Consultants

        As of January 31, 2003, we employed approximately 38,700 full and part time employees. We also use consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

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

Company Website and Information

        Our website can be found on the Internet at www.saic.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing our website at www.saic.com and clicking on Company Overview and then clicking on SEC's EDGAR database or by accessing our intranet http://issaic.saic.com/ and clicking on EON and then clicking on EO Library and then SEC Filings.

        Our annual report on Form 10-K and prospectus and summary plan descriptions are also provided to each employee and consultant eligible to purchase SAIC Class A common stock when they begin working for SAIC. Any of the above documents, and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained in print by any stockholder who requests them. Request for copies should be directed to:

  Science Applications International Corporation
  10260 Campus Point Drive
  San Diego, CA 92121
  Attention: Corporate Secretary
  Telephone: (858) 826-7323

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

Risks Relating to Our Business

A substantial percentage of our revenue is from U.S. Government customers and the regional Bell operating companies

        We derive a substantial portion of our revenues from the U.S. Government as a prime contractor or a subcontractor. The percentage of total revenues from the U.S. Government was 69% in fiscal year 2003, 61% in fiscal year 2002 and 56% in fiscal year 2001. In addition, revenues from the U.S. Army represent 11% of consolidated revenues in fiscal year 2003. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. The current Iraq conflict may adversely impact our revenues in fiscal year 2004 if U.S. Government funding shifts to direct war fighting efforts, as we may experience delays in new contract awards and funding of current contracts that are not directly related to the conflict. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover.

        Telcordia historically has derived a majority of its revenues from the RBOCs. The percentage of total Telcordia revenues from the RBOCs was 65% in fiscal year 2003, 65% in fiscal year 2002 and 62% in fiscal year 2001. With the downturn in the telecommunications industry, Telcordia's business is more dependent on its business from the RBOCs and it continues efforts to diversify its business by obtaining new customers. As a result of the changes and continuing decline in the marketplace, Telcordia's customers, particularly the RBOCs, continue to reduce their contract spending and place pressure on Telcordia to reduce prices and accept less favorable terms on existing and future contracts. Telcordia continues to seek opportunities for growth through the introduction of new products and diversification into new markets and with new customers. A continued downturn in the telecommunications industry and loss of business from the RBOCs or other commercial customers could further reduce revenues and have an adverse impact on our business.

        We have made progress in our efforts to diversify our business across a greater number of customers. However, we still remain heavily dependent upon the U.S. Government as our primary customer and the RBOCs as a major source of Telcordia's revenues. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.

If we fail to control fixed-price or target cost and fee with risk sharing contracts, it may result in reduced profits or losses

        The percentage of our Regulated segment revenues from firm fixed-price contracts was 15% for fiscal year 2003, 16% for fiscal year 2002 and 15% for fiscal year 2001. The percentage of our Non-Regulated Telecommunications segment revenues from firm fixed-price contracts was 82% for fiscal year 2003, 82% for fiscal year 2002 and 80% for fiscal year 2001. Because we assume the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts.

        Many of our customers in the information technology outsourcing business contract on the basis of target cost and fee with risk sharing. During fiscal years 2003, 2002 and 2001, approximately 56%, 46% and 36%, respectively, of the Non-Regulated Other segment revenues were derived from target cost and fee with risk sharing contracts. Under target cost and fee with risk sharing contracts, the customers reimburse our costs plus a specified or target fee or profit; however, if our actual costs exceed the target cost, our target fee and cost reimbursement are reduced by a portion of the overrun. Failure to control costs during performance of the work could result in reduced profits for such contracts.

Our business could suffer if we lose the services of Dr. Beyster or other key personnel

        Our success to date has resulted in part from the significant contributions of our executive officers, in particular those of our founder and chief executive officer, J.R. Beyster (age 78). Dr. Beyster has been our only chief executive officer and chairman of the board since he founded the company in 1969. He also currently serves as our president. Dr. Beyster plays a key role in many aspects of our business, including marketing, operations and management. Dr. Beyster and our other executive officers are expected to continue to make important contributions to our success. The loss of our key personnel could materially affect our operations. We generally do not have long-term employment contracts with these key personnel nor do we maintain "key person" life insurance policies.

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

        Our contract costs are subject to audits by Government agencies.    The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2001 and are not subject to further adjustment. We have recorded contract revenues in fiscal years 2002 and 2003 based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

If we fail to recover pre-contract costs, it may result in reduced profits or losses

        Any costs that we incur on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts or contract modifications have not been executed are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At January 31, 2003, we had pre-contract costs of $49,247,000 in the Regulated segment, $698,000 in the Non-Regulated Telecommunications segment and $305,000 in the Non-Regulated Other segment. We cannot assure you that contracts or contract amendments will be executed or that we will recover the related costs.

If we fail to execute our acquisitions or investments, our business could suffer

        We have historically supplemented our internal growth through acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions and investments pose many risks, including:

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
  •
  Acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities
  •
  If our acquisitions or investments fail, our business could be harmed

We face risks associated with our international business

        Our international business operations are subject to a variety of the risks associated with conducting business internationally. These risks include:

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

        These risks may be significant for our participation in entities such as INTESA, a Venezuelan joint venture in which we own a 60% interest. INTESA has derived substantially all its revenues from an outsourcing services agreement with PDVSA, the joint venture's primary customer and other partner. The basic term of the services agreement expired on June 30, 2002 but INTESA's services continued pursuant to the disentanglement phase of the services agreement. The parties negotiated for a possible renewal of the services agreement or purchase by PDVSA of SAIC's interest in INTESA, but as of January 31, 2003, no agreement has been reached. The political and economic environment in Venezuela remains very unstable. A general work stoppage in Venezuela has affected the petroleum sector, including PDVSA and INTESA. INTESA declared force majeure under the services agreement which would excuse any non-performance attributable to the force majeure events and notified PDVSA that the agreement had terminated for PDVSA's failure to make payments and other reasons. PDVSA contends that INTESA failed to perform its obligations under the services agreement. In addition, the Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees. In January 1997 when the joint venture was formed, we guaranteed INTESA's obligations under the services agreement to PDVSA. Due to the suspension of operations, general work force strike and our relationship with PDVSA, the operations of the joint venture are not expected to resume. Until now, we had consolidated our 60% interest in the joint venture, but INTESA is now classified as discontinued operations. Due to the complex nature of the legal and factual issues involved in this matter and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. For further discussion of our participation in INTESA, see "Management Discussion & Analysis—Discontinued Operations" and "Commitments and Contingencies" on pages 29 and 40 of this Form 10-K and Note V of the notes to the consolidated financial statements on page F-41 of this Form 10-K.

        We have transactions denominated in foreign currencies because some of our business is conducted outside of the United States. In addition, our foreign subsidiaries generally conduct business in foreign currencies. We are exposed to fluctuations in exchange rates, which could result in losses and have a significant impact on our results of operations. Our risks include the possibility of significant changes in exchange rates and the imposition or modification of foreign exchange controls by either the U.S. or applicable foreign governments. We have no control over the factors that generally affect these risks, such as economic, financial and political events and the supply and demand for the applicable currencies. We may use foreign currency forward exchange contracts to hedge against movements in exchange rates for contracts denominated in foreign currencies. We cannot assure you that a significant fluctuation in exchange rates will not have a significant negative impact on our results of operations.

Unsuccessful resolution of the Telkom South Africa Arbitration could harm our business

        As previously disclosed in our filings with the SEC, our Telcordia subsidiary instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130,000,000, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. to confirm the Partial Arbitral Award. Meanwhile, Telkom South Africa has requested that the South African High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. Although Telcordia believes Telkom South Africa's application is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa's petition, or provide all or some portion of the relief requested. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management's attention and resources. For more discussion of this dispute, see "Legal Proceedings" on page 16 of this Form 10-K and Note Q of the notes to the consolidated financial statements on page F-37 of this Form 10-K.

Unfavorable economic conditions could harm our business

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

Our failure to remain competitive could harm our business

        Our business is highly competitive, particularly in the business areas of telecommunications and information technology outsourcing in both our Non-Regulated Telecommunications and our Non-Regulated Other segments. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized entities who are able to concentrate their resources on particular areas. In the Regulated segment, we also compete with the U.S. Government's own in-house capabilities and federal non-profit contract research centers. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers.

Risks Relating to Our Stock

Because no public market exists for our stock, the ability of stockholders to sell their SAIC stock is limited

        There is no public market for our Class A common stock. The limited market maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., permits existing stockholders to offer our stock for sale only on predetermined trade dates and only at the price determined by the board of directors. Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. In fact, the trade originally scheduled for July 26, 2002 was postponed to August 16, 2002 in order to establish a new stock price after it was determined that the stock price set by the board of directors on July 12, 2002 no longer represented a fair market value.

If a trade in the limited market is undersubscribed, our stockholders may not be able to sell all the shares they desire to sell

        If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers in any trade, our stockholders who requested to sell shares may not be able to sell all such shares in that trade. We are currently authorized, but not obligated to purchase shares of Class A common stock in the limited market on any trade date. In deciding whether to make such purchases, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the under subscription in the limited market. The final determination is not made before the trade date. We have purchased a significant amount of Class A common stock in the limited market during recent periods. We purchased a total of 16,238,751 shares on the trade dates in fiscal year 2003 and a total of 14,028,781 shares on the trade dates in fiscal year 2002. These purchases accounted for 84.5% and 88.2%, respectively, of the total shares purchased by all buyers in the limited market during fiscal years 2003 and 2002. Our purchases balanced the number of shares offered for sale by stockholders with the number of shares sought to be purchased by authorized buyers. If the increasing trend of trade imbalances continues, we cannot assure you that we will continue to purchase such excess shares in the future. Accordingly, if the aggregate number of shares offered for sale exceeds the aggregate number of shares sought to be purchased by authorized buyers, and we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell in the limited market. Because no other market exists for our stock, our stockholders may be unable to sell all the shares they desire to sell.

        During the 2003 and 2002 fiscal years, the trustees of certain of our retirement and benefit plans purchased an aggregate of 1,998,956 and 1,450,018 shares, respectively, in the limited market. These purchases accounted for approximately 10.4% and 9.1% of the total shares purchased by all buyers in the limited market during fiscal years 2003 and 2002, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A common stock.

        To the extent that purchases by the trustees of our retirement and benefit plans decrease, and purchases by us decrease or do not increase, the ability of stockholders to resell their shares in the limited market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the limited market on each trade date occurring during the last two fiscal years, we cannot assure you that a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any trade date will be able to do so.

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

        We may, but are not obligated to defer our repurchase rights with respect to those employees who qualify for our Alumni Program or Former Employee Program.

Our stock price and the price at which all trades in the limited market occur is determined by our board of directors and is not established by market forces

        Our stock price is not determined by a trading market of bargaining buyers and sellers. Our board of directors, all of whom are stockholders, determines the price at which the Class A common stock trades by using the valuation process that includes input from an independent appraiser and a stock price formula as described under "Price Range of Class A Common Stock and Class B Common Stock." The stock price remains in effect until subsequently changed. The board of directors has authorized its stock policy committee to review the stock price during the period between regularly scheduled meetings of the board of directors to determine whether the stock price continues to represent a fair market value, and if necessary, modify the price. In some quarters, the full board of directors conducts this review. If a stock price modification is necessary, the stock policy committee or board of directors would apply the same valuation process used by the board of directors. The stock policy committee modified the stock price on July 29, 2002 after it was determined that the stock price established by the board of directors on July 12, 2002 no longer represented a fair market value. All trades in the limited market will occur at the stock price determined by the board of directors or its stock policy committee. Our board of directors believes the stock price represents a fair market value; however, we cannot assure you that the stock price represents the value that would be obtained if our stock was publicly traded. The formula, which is one part of the valuation process, does not specifically include variables reflecting all financial and valuation criteria that may be relevant. In addition, our board of directors generally has broad discretion to modify the formula. Absent changes in the market factor used in the formula, which may change from quarter to quarter as appropriate to reflect changing business, financial and market conditions, and accounting and other impacts unrelated to our value, the mechanical application of the formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price because the formula takes into account our segment operating income for the four preceding quarters.

Future returns on our common stock may be significantly lower than historical returns

        We cannot assure you that the Class A common stock will provide returns in the future comparable to those achieved historically or that the price will not decline. In fact, the price declined 13.2% during fiscal year 2003.

Changes in our business and the volatility of the market value of our comparable companies may increase the volatility of the stock price

        The stock price could be subject to fluctuations in the future. This volatility may result from the impact on our stock price of:

  •
  the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in those business areas
  •
  the impact of acquisitions, investments, joint ventures and divestitures that we may undertake
  •
  the impact of the volatility of the market value of comparable public companies that are considered in our valuation process
  •
  the impact of the independent appraiser's consideration in its valuation of the trend of increasing limited market trade imbalances and our inability to guarantee 100% liquidity in the quarterly trades, regardless of the amount of the undersubscription

Restrictions in our certificate of incorporation and bylaws may discourage takeover attempts that you might find attractive

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

Item 2. Properties

        As of January 31, 2003, we conducted our operations in more than 400 offices located in 42 states, the District of Columbia and various foreign countries. We occupy a total of approximately 10,300,000 square feet of space. Of this total, we own or have ownership rights in approximately 2,900,000 square feet, and the balance is leased. Our major locations are in the San Diego, California, Washington, D.C. and Piscataway, New Jersey metropolitan areas, where we occupy approximately 1,300,000 square feet, 2,600,000 square feet and 1,100,000 square feet of space, respectively.

        We own or have ownership rights in and occupy the following properties:

  •
  San Diego metropolitan area
  •
  At our primary campus location in San Diego, California, seven buildings totaling approximately 677,000 square feet of space situated on 22.2 acres of land
  •
  Washington, D.C. metropolitan area
  •
  At our McLean, Virginia campus location, a 287,000 square foot building located on 10 acres of land, and we lease, occupy and have certain rights to purchase three other buildings containing approximately 600,000 square feet of space
  •
  In Vienna, Virginia, three buildings totaling approximately 330,000 square feet of space on 33.74 acres of land
  •
  In Reston, Virginia, a 62,000 square foot building on 2.6 acres of land
  •
  Piscataway, New Jersey metropolitan area
  •
  At our Piscataway, New Jersey campus, six buildings totaling approximately 882,000 square feet of space, located on 93 acres of land, and we own an additional 28 acres of vacant land
  •
  Other areas
  •
  In Huntsville, Alabama, a 100,000 square foot building on 18 acres of land
  •
  In Columbia, Maryland, a 95,500 square foot building on approximately 7.3 acres of land
  •
  In Virginia Beach, Virginia, two buildings totaling 159,200 square feet on approximately 22.5 acres of land
  •
  In Orlando, Florida, an 85,000 square foot building on 17.99 acres of land
  •
  In Oak Ridge, Tennessee, an 83,000 square foot building on approximately 8.4 acres of land
  •
  In Dayton, Ohio, two buildings totaling 79,400 square feet on 4.5 acres of land

        The nature of our business is such that there is no practicable way to relate occupied space to industry segments. We consider our facilities suitable and adequate for our present needs. See Note P of the notes to consolidated financial statements on page F-36 of this Form 10-K for information regarding commitments under leases.

Item 3. Legal Proceedings

        As previously disclosed in our filings with the SEC, our Telcordia subsidiary instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130,000,000, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. to confirm the Partial Arbitral Award. Meanwhile, Telkom South Africa has requested that the South African High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. Although Telcordia believes Telkom South Africa's application is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa's petition, or provide all or some portion of the relief requested. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management's attention and resources.

        We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of votes for our 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement").

        The following is a list of the names and ages (as of March 31, 2003) of all our executive officers, indicating all positions and offices held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

Name of Executive Officer	Age	Positions with the Company and Prior Business Experience
D. P. Andrews	58	Corporate Executive Vice President since January 1998 and a Director since October 1996. Mr. Andrews has held various positions with us since 1993, including serving as Executive Vice President for Corporate Development from October 1995 to January 1998. Prior to joining us, Mr. Andrews served as Assistant Secretary of Defense from 1989 to 1993.
J. R. Beyster	78	Chairman of the Board, Chief Executive Officer and a Director since the Company was founded. Dr. Beyster has served as President since June 1998.
T. E. Darcy	52	Executive Vice President and Chief Financial Officer since October 2000. Prior to joining us, Mr. Darcy was with the accounting firm of PricewaterhouseCoopers LLP from July 1973 to September 2000, where he served as partner from 1985 to 2000.
M. J. Desch	45	Chief Executive Officer of Telcordia since July 2002 and a Director of the Company since October 2002. Mr. Desch has also served as Chairman of Airspan Networks, Inc. since 2000 and has served on the boards of a number of public and private companies. Mr. Desch was with Nortel Networks Corp. from 1987 to 2000, where he served as President and Corporate Executive Vice President.
S. P. Fisher	42	Treasurer since January 2001 and Senior Vice President since July 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.
D. H. Foley	58	Executive Vice President since July 2000 and a Director since July 2002. Mr. Foley has held various positions with us since 1992, including serving as a Sector Vice President from 1992 to July 2000.

J. E. Glancy	56	Executive Vice President since April 2000 and a Director since July 1994. Dr. Glancy has held various positions with us since 1976, including serving as a Sector Vice President from 1991 to 1994 and Corporate Executive Vice President from 1994 to 2000.
J. D. Heipt	60	Corporate Executive Vice President since April 2000 and Secretary since 1984. Mr. Heipt has held various positions with us since 1979, including serving as Senior Vice President from 1984 to 1999 and Executive Vice President from 1999 to 2000.
P. N. Pavlics	42	Senior Vice President since January 1997 and Controller since 1993. Mr. Pavlics has held various positions with us since 1985, including serving as a Corporate Vice President from 1993 to January 1997.
S. D. Rockwood	59	Executive Vice President since April 1997 and a Director since 1996. Dr. Rockwood has held various positions with us since 1986, including serving as a Sector Vice President from 1987 to April 1997.
W. A. Roper, Jr.	57	Corporate Executive Vice President since April 2000. Mr. Roper served as Senior Vice President from 1990 to 1999, Chief Financial Officer from 1990 to October 2000 and Executive Vice President from 1999 to 2000.
R. A. Rosenberg	68	Executive Vice President since 1992. Mr. Rosenberg has held various positions with us since 1987, including serving as Senior Vice President from 1987 to 1989 and Sector Vice President from 1989 to 1992.
D. E. Scott	46	Senior Vice President since January 1997 and General Counsel since 1992. Mr. Scott has held various positions with us since 1987, including serving as a Corporate Vice President from 1992 to January 1997.
R. I. Walker	38	Corporate Executive Vice President since July 2002 and a Director since October 2002. Prior to joining us, Mr. Walker served as Vice President/General Manager of IBM Global Services from 1996 to 2002, and Manager with Deloitte & Touche LLP from 1994 to 1996.
J. P. Walkush	51	Executive Vice President since July 2000 and a Director since April 1996. Mr. Walkush has held various positions with us since 1983, including serving as a Sector Vice President from 1994 to 2000.
J. H. Warner, Jr.	62	Corporate Executive Vice President since 1996 and a Director since 1988. Dr. Warner has held various positions with us since 1973, including serving as Executive Vice President from 1989 to 1996.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Limited Market

        Since our inception, we have followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for any of our securities. In order to provide some liquidity for our stockholders, however, we have maintained a limited secondary market which we call the "limited market," through our wholly-owned, broker-dealer subsidiary, Bull Inc., which was organized in 1973 for the purpose of maintaining the limited market.

        The limited market permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a "trade date." Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. In fact, the trade originally scheduled for July 26, 2002 was postponed to August 16, 2002 in order to establish a new stock price after it was determined that the stock price set by the board of directors on July 12, 2002 no longer represented a fair market value. A trade date typically occurs one week after our quarterly board of directors meetings, currently scheduled for January, April, July and October. All shares of Class B common stock to be sold in the limited market must first be converted into 20 times as many shares of Class A common stock.

        All sales and purchases are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described below. All participants who wish to participate in a particular trade must submit a trade request in the form of a limit order. A limit order is a request to buy stock at any price equal to or below the limit price specified by the person placing the order or a request to sell stock at any price equal to or above the limit price specified. A limit order will not be processed if the limit price is not satisfied by the price established by the board of directors unless the order is modified. A participant may not submit both a buy limit order and a sell limit order on the same account for the same trade.

        Trade participants may submit their limit order requests either online or in paper format. In order to participate in a particular trade, the participant's limit order must be received by Bull, Inc. no later than 5 p.m. Pacific Time on the day before the board of directors meeting at which the price of the Class A common stock is determined which we refer to as the "limit order deadline." After the stock price has been determined, participants can cancel their orders prior to 5 p.m. Pacific Time on the Friday one week after the stock price is determined which we refer to as the "trade modification deadline." In addition, those participants who submitted their orders online may modify their orders prior to the trade modification deadline. Participants who submitted their order by paper may not modify their orders once submitted, other than to cancel their order. Participants may not change a buy order to a sell order, or a sell order to a buy order after the limit order deadline. All sellers in the limited market (other than our retirement plans and us) pay Bull, Inc. a sales commission. Stockholders submitting sales orders online pay a commission currently equal to 0.5% of the proceeds from such sales and stockholders submitting sales orders by paper pay a commission currently equal to 1% of the proceeds from such sales. No commission is paid by purchasers in the limited market.

        The purchase of Class A common stock in the limited market is restricted to (i) current employees of SAIC and eligible subsidiaries who desire to purchase Class A common stock in an amount that does not exceed a pre-approved limit established by the board of directors or the operating committee of the board, (ii) current employees, consultants and non-employee directors of SAIC and eligible subsidiaries who have been specifically approved by the board of directors or the operating committee of the board to purchase a specified number of shares which may exceed the pre-approved limit, and (iii) trustees or agents of the retirement and benefit plans of SAIC and its eligible subsidiaries. These employees, consultants, directors, trustees and agents are referred to as "authorized buyers." No one, other than these authorized buyers, is eligible to purchase Class A common stock in the limited market.

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

        We are currently authorized, but not obligated, to purchase shares of Class A common stock in the limited market on any trade date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and we, in our discretion, determine to make such purchases. In deciding whether to make such purchases, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the under subscription in the market. The final determination is not made before the trade date. We have purchased a significant amount of Class A common stock in the limited market during recent periods. We purchased a total of 16,238,751 shares on the trade dates in fiscal year 2003 and a total of 14,028,781 shares on the trade dates in fiscal year 2002. These purchases accounted for 84.5% and 88.2%, respectively, of the total shares purchased by all buyers in the limited market during fiscal years 2003 and 2002. Our purchases balanced the number of shares offered for sale by stockholders with the number of shares sought to be purchased by authorized buyers. If the increasing trend of trade imbalances continues, we cannot assure you that we will continue to purchase such excess shares in the future. Accordingly, if the aggregate number of shares offered for sale exceeds the aggregate number of shares sought to be purchased by authorized buyers, and we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell in the limited market. Because no other market exists for our stock, our stockholders may be unable to sell all the shares they desire to sell.

        During the 2003 and 2002 fiscal years, the trustees of certain of our retirement and benefit plans purchased an aggregate of 1,998,956 and 1,450,018 shares, respectively, in the limited market. These purchases accounted for approximately 10.4% and 9.1% of the total shares purchased by all buyers in the limited market during fiscal years 2003 and 2002, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A common stock.

        To the extent that purchases by the trustees of our retirement and benefit plans decrease, and purchases by us decrease or do not increase, the ability of stockholders to resell their shares in the limited market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the limited market on each trade date occurring during the last two fiscal years, we cannot assure you that a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any trade date will be able to do so.

        To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, we may, but are not obligated to, sell authorized but unissued shares of Class A common stock in the limited market. In making this determination, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the over subscription in the limited market. The final determination is not made before the trade date. In fiscal years 2003 and 2002, we did not sell any shares of Class A common stock in the limited market as the number of shares sought to be purchased by authorized buyers did not exceed the number of shares offered for sale by stockholders. To the extent that we choose not to sell authorized but unissued shares of Class A common stock in the limited market, the ability of individuals to purchase shares on the limited market may be adversely affected. We cannot assure you that an individual desiring to buy shares of our Class A common stock in any future trade will be able to do so.

Price Range of Class A Common Stock and Class B Common Stock

        Our board of directors determines the price of the Class A common stock using the valuation process described below. The board of directors reviews and sets the market factor in the formula, which is set forth below and used in the valuation process, at the value which causes the formula to yield the stock price that the board believes represents a fair market value for the Class A common stock. The Class A common stock is traded in the limited market maintained by Bull, Inc. at the stock price determined by the board of directors. Our board of directors reviews the stock price at least four times each year, generally at quarterly meetings. These meetings are currently scheduled in January, April, July and October of each year and are held approximately one week before the four predetermined trade dates. The board of directors has authorized its stock policy committee to review the stock price during the period between regularly scheduled meetings of the board of directors to determine whether the stock price continues to represent a fair market value, and if necessary, modify the price. In some quarters, the full board of directors conducts this review. If a stock price modification is necessary, the stock policy committee or board of directors would apply the same valuation process used by the board of directors. The stock policy committee modified the stock price on July 29, 2002 after it was determined that the stock price established by the board of directors on July 12, 2002 no longer represented a fair market value. The Class A common stock is traded in the limited market maintained by Bull, Inc. at the stock price determined by the board of directors or its stock policy committee. Our certificate of incorporation provides that the price of the Class B common stock is equal to 20 times the stock price applicable to the Class A common stock.

        The following formula is used in the valuation process:

        the price per share is equal to the sum of

          (1)  a fraction, the numerator of which is our stockholders' equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur, adjusted to reflect the value of publicly traded equity securities classified as investments in marketable securities, as well as the profit or loss impact, if any, on stockholders' equity arising from investment activities, non-recurring gains or losses on sales of business units, subsidiary common stock, or similar transactions closed, as of the valuation date ("E"), and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W1") and

          (2)  a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "market factor"), multiplied by our operating income for the four fiscal quarters immediately preceding the price determination, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by us in computing diluted earnings per share ("W").

        The formula, shown as an equation, is as follows:

Stock Price	=	E W1	+	5.66MP W

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

        At its April 2001 meeting, the board of directors approved the modifications of the definitions of the "E" or the stockholders' equity component and "P" or the earnings component of the formula, effective as of the July 2001 valuation. The revised definitions of these terms are set forth above in the discussion of the formula. Before approving these changes to the formula, the board of directors consulted with Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("HLHZ"), an independent valuation firm, and determined that these definitional changes are appropriate and that our valuation process will continue to generate a fair market value of the Class A common stock within a broad range of financial criteria. All other terms of the formula remained unchanged.

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

  •
  the value of our investments

  •
  general economic conditions

  •
  valuation input from HLHZ

        Although the orders to buy or sell shares of Class A common stock in the limited market must be entered prior to a price determination, this information is not made available to the board of directors and is not a consideration in determining the price.

        In conjunction with the board of directors' valuation process, HLHZ prepares an appraisal of the Class A common stock. The stock price and market factor, as determined by the board of directors, remain in effect until subsequently changed by the board of directors or its stock policy committee. The board of directors believes that the current valuation process results in a value which represents a fair market value for the Class A common stock within a broad range of financial criteria.

        The price of the Class A common stock could be subject to significant fluctuations in the future due to a number of factors, including:

  •
  the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in these business areas

  •
  the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

  •
  the impact of the volatility of the market value of comparable public companies that are considered in our valuation process

  •
  the impact of the independent appraiser's consideration in its valuation of the trend of increasing limited market trade imbalances and our inability to guarantee 100% liquidity in the quarterly trades, regardless of the amount of the undersubscription

Stock Price Tables

        The following tables set forth information concerning the stock price for the Class A common stock, the applicable price for the Class B common stock and each of the variables contained in the formula, including the market factor, in effect for the periods beginning on the dates indicated. As indicated above, the definitions of "E" or adjusted stockholders' equity and "P" or adjusted earnings in the formula were modified effective as of the July 2001 valuation. The data in the following table is based on the modified definitions but the data in the April 2001 trade table is based on the definitions of the formula then in effect. The Class A common stock has been rounded to the nearest penny. There can be no assurance that the Class A common stock or the Class B common stock will in the future provide returns comparable to historical returns or that the price will not decline. In fact, the price declined 13.2% during fiscal year 2003. See "Business—Risk Factors—Future returns on our common stock may be significantly lower than historical returns."

Date	Market Factor	"E" or Adjusted Stockholders' Equity(1)	"W1" or Shares Outstanding(2)	"P"or Adjusted Earnings(3)	"W" or Weighted Avg. Shares Outstanding(4)	Price Per Share of Class A Common Stock	Price Per Share of Class B Common Stock	Percentage Price Change(5)
July 13, 2001	2.90	$3,240,228,000	238,760,127	$264,390,000	243,836,689	$31.37	$627.40	3.9%
October 12, 2001	2.90	$2,916,237,000	230,102,050	$283,936,000	237,824,353	$32.27	$645.40	2.9%
January 11, 2002	2.90	$2,711,163,000	222,177,263	$292,044,000	231,029,621	$32.95	$659.00	2.1%
April 12, 2002	2.90	$2,455,657,000	215,804,158	$297,660,000	225,382,561	$33.06	$661.20	0.3%
July 12, 2002	2.60	$2,483,464,000	215,331,807	$319,724,000	218,864,381	$33.03	$660.60	(0.1)%
July 29, 2002	2.10	$2,483,864,000	215,331,807	$319,724,000	218,864,381	$28.90	$578.00	(12.5)%
October 11, 2002	1.90	$2,394,108,000	209,578,812	$335,148,000	213,397,043	$28.31	$566.20	(2.0)%
January 10, 2003	1.90	$2,072,146,000	195,447,055	$346,570,000	207,048,972	$28.60	$572.00	1.0%

(1)
"E" is our stockholders' equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur, adjusted to reflect the value of publicly traded equity securities classified as investments in marketable securities, as well as the profit or loss impact, if any, on stockholders' equity arising from investment activities, non-recurring gains or losses on sales of business units, subsidiary common stock, or similar transactions closed, as of the valuation date.

(2)
"W1" is the number of outstanding common shares and common share equivalents at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(3)
"P" is our operating income for the four fiscal quarters immediately preceding the price determination, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including our equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. The aggregate amount of these items on a pre-tax basis is disclosed as "segment operating income" in our consolidated quarterly and annual financial statements filed with the SEC.

(4)
"W" is the weighted average number of outstanding common shares and common share equivalents for the four fiscal quarters immediately preceding the price determination, as used by us in computing diluted earnings per share.

(5)
Value shown represents the percentage change in the price per share of Class A common stock from the prior valuation.

        The following table sets forth information concerning the formula price and the variables contained in the formula as used in the April 13, 2001 valuation.

Date	Market Factor	"E" or Stockholders' Equity(1)	"W1" or Shares Outstanding(2)	"P" or Earnings(3)	"W" or Weighted Avg. Shares Outstanding(4)	Price Per Share of Class A Common Stock	Price Per Share of Class B Common Stock	Percentage Price Change(5)
April 13, 2001	0.35	$3,344,157,000	242,108,532	$2,058,956,000	248,904,890	$30.20	$604.00	(2.0%)

(1)
"E" is our stockholders' equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(2)
"W1" is the number of outstanding common shares and common share equivalents at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(3)
"P" is our net income for the four fiscal quarters immediately preceding the price determination.

(4)
"W" is the weighted average number of outstanding common shares and common share equivalents for the four fiscal quarters immediately preceding the price determination, as used by us in computing diluted earnings per share.

(5)
Value shown represents the percentage change in the price per share of Class A common stock from the prior quarterly valuation.

Holders of Class A Common Stock and Class B Common Stock

        As of March 31, 2003, there were 31,351 holders of record of Class A common stock and 177 holders of record of Class B common stock. Substantially all of the Class A common stock and the Class B common stock is owned of record or beneficially by our current and former employees, directors and consultants and their respective family members and by our various employee benefit plans.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock and no cash dividends on the Class A common stock or Class B common stock are currently contemplated in the foreseeable future. The payment of any future dividends will be at the discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our general financial condition and general business conditions.

Item 6. Selected Financial Data

        The following data has been derived from the consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year ended January 31(1)
	2003	2002	2001	2000	1999
	(Amounts in thousands, except per share data)
Revenues	$5,902,670	$5,771,020	$5,604,985	$5,205,351	$4,433,923
Cost of revenues	4,814,876	4,611,186	4,389,434	4,057,842	3,499,093
Selling, general and administrative expenses	580,504	734,697	823,693	793,306	647,086
Impairment of goodwill and intangible assets	12,908	3,100	7,743	50,518	13,378
Gain on sale of business units, net, and subsidiary common stock(2)	(5,051)	(9,784)	(120,507)	(728,572)	(3,198)

Operating income	499,433	431,821	504,622	1,032,257	277,564
Net (loss) gain on marketable securities and other investments, including impairment losses(3)	(134,010)	(455,752)	2,656,433	2,498
Interest income	36,898	50,397	107,757	52,924	17,533
Interest expense	(44,991)	(13,702)	(13,809)	(13,251)	(12,836)
Other income (expense), net	7,457	7,420	24,921	(1,805)	(7,902)
Minority interest in income of consolidated subsidiaries	(7,459)	(5,121)	(6,074)	(28,048)	(5,251)
Provision for income taxes	(110,772)	(4,286)	(1,218,701)	(436,681)	(127,538)

Income from continuing operations	246,556	10,777	2,055,149	607,894	141,570
(Loss) gain from discontinued operations, net of tax(1)	(261)	7,429	3,807	11,955	9,118
Cumulative effect of accounting change, net of tax		711

Net income	$246,295	$18,917	$2,058,956	$619,849	$150,688

Earnings per share:
Basic(4)	$1.26	$.09	$8.76	$2.61	$.67

Diluted(4)	$1.21	$.08	$8.11	$2.42	$.62

Common equivalent shares:
Basic	195,843	215,016	235,037	237,586	222,483

Diluted	203,170	228,465	253,954	256,268	241,216

	January 31(1)
	2003	2002	2001	2000	1999
	(Amounts in thousands)
Total assets	$4,804,376	$4,678,346	$5,871,393	$4,204,312	$2,952,147
Working capital	$1,952,509	$913,803	$1,135,958	$879,435	$397,532
Long-term debt	$896,630	$99,790	$100,778	$99,068	$99,758
Other long-term liabilities	$269,347	$240,693	$226,395	$321,775	$274,807
Stockholders' equity	$2,007,034	$2,523,753	$3,344,157	$1,830,282	$1,084,602

(1)
Operations of INTESA are classified as discontinued operations and all prior period income statement and balance sheet information presented has been conformed to this presentation.
(2)
Includes gain on sale of subsidiary stock of $698 million in 2000. Through fiscal year 2000, NSI was a consolidated subsidiary. Beginning in fiscal 2001, NSI was no longer consolidated in our operating results.
(3)
Includes impairment losses of $108 million, $467 million and $1.4 billion on marketable equity securities and other private investments in 2003, 2002 and 2001, respectively, and gains of $4.1 billion from sales or exchanges of marketable equity securities and other investments in 2001.
(4)
The 2002 amount includes the cumulative effect of accounting change.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We provide diversified professional and technical services involving the application of scientific, engineering and management expertise to solve complex technical problems for a broad range of government and commercial customers in the U.S. and abroad. These services frequently involve computer and systems technology. Through our Telcordia Technologies, Inc. subsidiary ("Telcordia"), we are a provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. We also design and develop high-technology products that include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging and security instruments.

        The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Quantitative and Qualitative Disclosures About Market Risk," which follows, should be read in conjunction with the consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to: a decrease in or the failure to increase business with the U.S. Government, regional Bell operating companies ("RBOCs") and international and commercial customers; the risks associated with our international business such as INTESA; the adverse impact the Iraq conflict may have on our revenues in 2004; our ability to continue to identify, consummate and integrate additional acquisitions; our ability to competitively price our technical services and products; the risk of early termination of U.S. Government contracts; the risk of losses or reduced profits on firm fixed-price and target cost and fee with risk sharing contracts; a failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; audits of our costs, including allocated indirect costs, by the U.S. Government; a downturn in economic conditions, limited market trade activity, legislative proposals and other uncertainties, all of which are difficult to predict and many of which are beyond our control. Given these uncertainties and risks, you are warned not to rely on such forward-looking statements. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments. Additional information about potential factors that could affect our business and financial results is included in the section titled "Risk Factors" on page 9.

        Unless otherwise noted, references to the years are for fiscal years ending January 31, not calendar years.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, restructuring charges, estimated profitability of long-term contracts, pensions and other postretirement benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

        We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

  •
  Contract revenues—As discussed under "Contract Revenues" in Note A of the notes to consolidated financial statements, our revenues are primarily recognized using the percentage-of-completion method as discussed in Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance normally measured by comparing contract costs incurred to date with total estimated costs at completion. Estimating costs at completion on these long-term contracts is complex and involves significant judgments about uncertain matters due to the long-term nature of the contract and the technical nature of our services. We have procedures and processes in place to monitor the actual progress of a project against estimates. Should the estimates indicate that we will experience a loss on the contract, we will be required to recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized which would require further adjustment in our financial statements. Any adjustment as a result of a change in estimate, whether it is a loss or an adjustment to revenue, is made on a prospective basis when events or estimates warrant an adjustment. Estimates are updated quarterly or sooner if circumstances warrant it.
  •
  Investments in marketable and private equity securities—As discussed under "Investments In Marketable Securities" in Note A of the notes to consolidated financial statements, our marketable equity securities are carried on the balance sheet at fair value, with changes in fair value recorded through equity. When the market value of a security falls below its cost basis and the decline is deemed to be other-than-temporary, we record the difference between cost and market value as a realized loss. As of January 31, 2003, we held $20 million in marketable equity and debt securities subject to changes in fair value. Similarly, other private equity investments accounted for on the cost method or equity method must be marked down to estimated fair value if an other-than-temporary decline occurs. As of January 31, 2003, we held $108 million in private equity investments. In determining whether a decline is other-than-temporary, management considers a wide range of factors that may vary depending upon whether the investment is a publicly held equity security or a private investment. These factors include the period of time that the market value of the security or investment has been below its cost, recent financing rounds at a value that is below our carrying value, the operating performance of the entity, its liquidity and our investment intent. The private equity investments involve more judgment than the marketable equity securities because there is no readily available fair market value of a private equity security. Therefore, management, in addition to considering a wide range of other factors, must also use valuation methods to estimate the fair value of a private equity investment. Management judgments about these factors may impact the timing of when an other-than-temporary loss is recognized, and management's use of valuation methods to estimate fair value may also impact the amount of the impairment loss.
  •
  Derivative instruments—As discussed in Note H of the notes to consolidated financial statements, we use derivative instruments for risk management purposes. GAAP requires all derivative instruments to be recorded on the balance sheet as either assets or liabilities measured at fair value. In some cases, quoted market prices are not available, so we are required to estimate the fair value of the instruments. Fair value estimates might be provided by the counterparty to the instrument or we may use cash flow or other models to determine a fair value. In all cases, estimates and assumptions as of a specific point in time, often about future financial prices and rates that are truly continuous in nature, are required to arrive at a fair value. The estimated fair value of the derivative instruments does not necessarily reflect the future settlement amount since the fair value is calculated at various points in time using estimates, assumptions and factors relevant to that particular point in time. Because of the factors used to estimate fair value, the ultimate gain or loss on the derivative could differ from the amount recorded in the prior financial statements.

  •
  Goodwill Impairment—As discussed in Note A and Note G of the notes to consolidated financial statements, we account for our goodwill, which represents 11% of our consolidated long-term assets and 3% of consolidated total assets, under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Goodwill is tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The goodwill impairment test is a two-step process which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit's assets and liabilities from its estimated fair value which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units' goodwill over the implied fair value of their goodwill. The revenue and profit forecasts used in step one are based on management's best estimate of future revenues and operating costs. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the impairment test, which could significantly change the amount of the impairment recorded from step two. In addition, the estimated future cash flows are adjusted to present value by applying a discount rate. Changes in the discount rate impact the impairment by affecting the calculation of the fair value of the reporting unit in step one.
  •
  Pension and other postretirement benefit plans—As discussed in Note K of the notes to consolidated financial statements, we provide retiree benefits under defined benefit pension plans for employees of Telcordia and certain employees in the United Kingdom that are accounted for under SFAS No. 87, "Employers' Accounting for Pensions." We also provide retiree medical benefits at Telcordia under a plan that is accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The cost of providing these benefits is recognized over the period the employee is working and requires actuarial calculations in determining the amount of expense to recognize. The actuarial calculations involve significant assumptions about a number of factors including the expected cost of the benefits and the expected return on the plan assets, if any. Note K discloses the most important assumptions, which include the discount rate used to value the future obligation, the rate of future compensation increases, the expected return on plan assets and the health care cost trend rate. We select these assumptions based on current and long-term views of many factors and make our best effort to select the appropriate assumptions. Changes in these key assumptions can have a significant impact on the amount of our liability to retirees, the amount we are required to fund and the amount of cost recognized in the consolidated financial statements.

    Due to the downturn in the equity markets, we have experienced declines in the fair value of the pension assets in Telcordia's plan and our foreign pension plan in the United Kingdom. As a result, at January 31, 2003, the accumulated benefit obligation for our foreign pension plan was greater than the fair value of the pension assets, which means the pension plan is underfunded. Therefore, we recognized an additional minimum pension liability of $13 million and an after-tax non-cash reduction to stockholders' equity and other comprehensive income of $10 million on our foreign pension plan. With respect to the Telcordia pension plan, it currently is not in an underfunded position. However, if the equity markets continue to decline and other key actuarial assumptions change such that our Telcordia pension plan is in an underfunded position at the end of 2004, then we would recognize an additional minimum pension liability and reduction to stockholders' equity. We would, however, have an opportunity to make contributions to the pension plan which would eliminate the underfunded position. Whether management would make contributions would depend on several factors, including the amount of the funding shortfall. Based on the balance of Telcordia's prepaid pension asset at January 31, 2003, if the Telcordia plan was in an underfunded position, we would record an additional minimum liability of $558 million plus the underfunded amount. The after-tax non-cash reduction to stockholders' equity and other comprehensive income would be $332 million plus the after-tax effect of the underfunded amount.

    In conjunction with management's 2003 update of the assumptions used in the actuarial valuations that are performed on the Plans' measurement dates, we lowered the discount rate to 6.5%, which is used to value the future pension obligation, and we maintained the rate of return on assets assumption at 8.0%. As a result of reducing the discount rate and the decline in fair value of pension assets, we will record a higher pension expense in 2004. In addition, in accordance with SFAS No. 87, we have unrecognized actuarial losses which may result in higher pension expense.

Discontinued Operations

        In January 1997, we formed a foreign joint venture, INTESA, with Venezuela's national oil company, PDVSA, to provide information technology services in Latin America. Since the formation of INTESA, we have held a 60% majority ownership in the joint venture with the remaining 40% owned by PDVSA. INTESA has derived substantially all its revenues from an outsourcing services agreement with PDVSA, the joint venture's primary customer and other partner. The basic term of the services agreement expired on June 30, 2002, but INTESA's services continued pursuant to the disentanglement phase of the services agreement. The parties negotiated for a possible renewal of the services agreement or purchase by PDVSA of SAIC's interest in INTESA, but as of January 31, 2003, no agreement has been reached. The political and economic environment in Venezuela remains very unstable. A general work stoppage in Venezuela has affected the petroleum sector, including PDVSA and INTESA. INTESA declared force majeure under the services agreement which would excuse any non-performance attributable to the force majeure events and notified PDVSA that the agreement had terminated for PDVSA's failure to make payments and other reasons. PDVSA contends that INTESA failed to perform its obligations under the services agreement. In addition, the Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees. Due to the complex nature of the legal and factual issues involved in this matter and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable.

        Due to the suspension of operations, general work force strike and the relationship with PDVSA, the operations of the joint venture are not expected to resume. Therefore, INTESA has been classified as discontinued operations. INTESA's revenues of $215 million, $323 million and $291 million for 2003, 2002 and 2001, respectively, were part of the Non-Regulated Other segment and had represented 32%, 41% and 44% of Non-Regulated Other segment revenues for the respective years. An estimated loss of $7 million from a write-down of our investment in INTESA to its fair value was included in "(Loss) gain on discontinued operations" for 2003. The effect of INTESA's income before income taxes, net of the loss on investment, was $3 million, $12 million and $5 million for the years ended 2003, 2002 and 2001, respectively, and is reflected in "(Loss) gain on discontinued operations" in the consolidated statements of income, net of related taxes of $3 million, $5 million and $936 thousand for the respective years. Net assets of INTESA's discontinued operations are not significant.

Results of Continuing Operations

        Our consolidated financial statements include the accounts of all of our majority-owned and wholly owned U.S. and international subsidiaries which are discussed in Note A of the notes to consolidated financial statements. We use the equity method to account for our investments in affiliates and corporate joint ventures where we have an ownership interest representing between 20% and 50%, or over which we exercise significant influence. In such investments and joint ventures, we recognize our proportionate share of our affiliates' net income or loss as "Other income, net" in our consolidated statements of income but do not consolidate the affiliates' assets and liabilities. The amount of revenues we have recognized from contracts with these related affiliates has not been material. Our equity investments in such affiliates are recorded on the consolidated balance sheet as "Other assets" and further discussed in Note F of the notes to consolidated financial statements.

        The following discussion and analysis of financial condition and results of operations focuses on our continuing operations, therefore, amounts related to INTESA have been reclassified as discontinued operations for all periods presented to conform to our 2003 presentation.

Revenues

        Our revenues increased 2% in 2003 and 3% in 2002. We experienced growth of 12% in 2003 and 7% in 2002 from our U.S. Government customers. Revenues from our telecommunications commercial customers decreased in 2003 and 2002 as the telecommunications industry continued its decline. Revenues from our non-telecommunications commercial customers decreased in 2003 primarily due to challenging economic conditions facing our customers, largely in the energy industry, but increased in 2002 as further discussed below.

        We have three reportable segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other as discussed in Note B of the notes to consolidated financial statements. We assess the performance of our operating groups, which are aggregated into the three reportable segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing our services. Groups in the Regulated segment provide technical services and products primarily for departments and agencies of the U.S. Government through contractual arrangements as either a prime contractor or subcontractor to other contractors. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. Groups in the Non-Regulated Telecommunications and Non-Regulated Other segment provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and Non-Regulated Other segment are not subject to specific regulatory accounting or contracting guidelines. Groups in the Non-Regulated Telecommunications segment are primarily involved in the telecommunications business area. For 2003, 2002 and 2001, our Telcordia subsidiary made up the Non-Regulated Telecommunications segment.

        Regulated segment revenues as a percentage of consolidated revenues were 74%, 68% and 65% in 2003, 2002 and 2001, respectively, and on an absolute basis, increased 12% in 2003 and 7% in 2002. The growth in Regulated segment revenues on an absolute basis in 2003 was a result of growth in our traditional business areas with departments and agencies of the U.S. Government. The lower growth rate in 2002 was because we made fewer acquisitions in this segment than in prior years. Since we derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. The current Iraq conflict may adversely impact our revenues in 2004 if U.S. Government funding shifts to direct war fighting efforts, as we may experience delays in new contract awards and funding of current contracts that are not directly related to the conflict. In general, obtaining U.S. Government contracts remains a highly competitive process. We continue to increase revenues with the U.S. Government in the service type contracts which are competitively priced utilizing lower cost structures. This constant growth reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

        Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 18%, 25% and 29% in 2003, 2002 and 2001, respectively, and on an absolute basis, decreased 25% in 2003 and 10% in 2002. The decreases in 2003 and 2002 were directly attributable to the downturn in the global telecommunications market which adversely affected Telcordia's revenues. Telcordia historically has derived a majority of its revenues from the RBOCs. As a result of the changes and continuing decline in the marketplace, Telcordia's customers, particularly the RBOCs, continue to reduce their contract spending and place pressure on Telcordia to reduce prices and accept less favorable terms on existing and future contracts. Significant contracts with the RBOCs for maintenance and enhancement support expire in December 2003 and a decline in prices could impact Telcordia's revenues going forward. Telcordia is focused on opportunities for growth through the introduction of new products and diversification into new customers and markets. However, loss of business from the RBOCs or other commercial customers as the global telecommunications market continues to decline could further reduce revenues and have a continued adverse impact on our business.

        Non-Regulated Other segment revenues as a percentage of consolidated revenues were 8% in each of 2003 and 2002 and 7% in 2001. On an absolute basis, Non-Regulated Other segment revenues decreased 3% in 2003 and increased 24% in 2002. The decrease in 2003 is due to reductions in work for our commercial IT outsourcing customers, largely in the energy industry, who are experiencing a challenging economic environment which is causing them to reduce contract spending. This difficult economic environment has continued into 2004. The increase in segment revenues as a percentage of consolidated revenues and on an absolute basis in 2002 was primarily due to new contracts with these same customers in the energy industry in the United States and United Kingdom.

        Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass-through of costs for material and subcontract efforts, which primarily occur on large, multi-year systems integration type contracts. At the end of 2003, we had approximately 38,700 full-time and part-time employees compared to 38,000 and 39,200 at the end of 2002 and 2001, respectively. Material and subcontract ("M&S") revenues were $1.5 billion in 2003, $1.3 billion in 2002 and $1.1 billion in 2001. M&S revenues as a percentage of consolidated revenues increased to 26% in 2003 from 23% in 2002.

        The following table summarizes revenues by contract type for the last three years:

	Year ended January 31
	2003	2002	2001
Contract type:
Cost-reimbursement	40%	35%	34%
Target cost and fee with risk sharing	4%	4%	2%
Time-and-materials and fixed-price level-of-effort	30%	30%	30%
Firm fixed-price	26%	31%	34%

Total	100%	100%	100%

        Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component and increased as a percentage of revenues in 2003 in certain areas of our U.S. Government business and in certain of our commercial contracts. Target cost and fee with risk sharing contracts provide for the customer to reimburse our costs plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. If actual costs fall below the target cost, we receive a portion of the cost underrun as additional fee or profit. If actual costs exceed the target cost, our target fee and cost reimbursement are reduced by a portion of the overrun. Our commercial information technology outsourcing business frequently contracts on this basis. Time-and-materials ("T&M") contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort ("FP-LOE") contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price ("FFP") contracts require us to provide stipulated products, systems or services for a fixed price. We assume greater performance risk on FFP contracts and our failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for particular contracts.

        The growth of our business is directly related to the receipt of contract awards and contract performance. We performed on 910 contracts with annual revenues greater than $1 million in 2003 compared to 961 and 851 such contracts in 2002 and 2001, respectively. These larger contracts represented 79% of our revenues in 2003, 73% in 2002 and 69% in 2001. Of these contracts, 81 contracts had individual revenues greater than $10 million in 2003 compared to 78 such contracts in 2002 and 76 in 2001. The remainder of our revenues is derived from a large number of individual contracts with revenues of less than $1 million. Although we have committed substantial resources and personnel needed to pursue and perform larger contracts, we believe we also maintain a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for our success on larger procurements.

Cost of Revenues

        Cost of revenues as a percentage of revenues was 81.6% in 2003, 79.9% in 2002 and 78.3% in 2001. The increase in 2003 is primarily attributable to changes in relative revenues among our three business segments. Our revenues from our commercial customers have more of their associated costs in selling, general and administrative ("SG&A") as opposed to cost of revenues. Therefore, the lower relative revenues in our Non-Regulated Telecommunications and Non-Regulated Other segments in 2003 caused the overall cost of revenues to increase as a percentage of revenues. The increase in 2002 was primarily attributable to overruns on certain FFP contracts in the Regulated segment and the lower revenues at Telcordia. Regulated segment cost of revenues as a percentage of its revenues was 87.3%, 87.8% and 86.5% in 2003, 2002 and 2001, respectively. The higher cost of revenues percentage in 2003 and 2002 was primarily attributable to FFP losses on certain contracts. Non-Regulated Telecommunications cost of revenues as a percentage of its revenues was 57.3%, 57.4% and 58.4% in 2003, 2002 and 2001, respectively. Non-Regulated Other segment cost of revenues as a percentage of its revenues was 76.0%, 75.6% and 78.5% in 2003, 2002 and 2001, respectively.

Selling, General and Administrative Expenses ("SG&A")

        SG&A expenses are comprised of general and administrative ("G&A"), bid and proposal and independent research and development ("IR&D") expenses. SG&A expenses as a percentage of consolidated revenues were 9.8%, 12.7% and 14.7% in 2003, 2002 and 2001, respectively. The overall decrease in SG&A in 2003 and 2002 was primarily attributable to our Non-Regulated Telecommunications segment.

        SG&A as a percentage of revenues in the Regulated segment was 5.2%, 5.7% and 6.2% in 2003, 2002 and 2001, respectively. While our revenues have grown in this segment in 2003 and 2002, we have been able to maintain our administrative infrastructure without corresponding increases in administrative costs to support such growth. Therefore, the decrease in the Regulated segment's SG&A in 2003 and 2002 is primarily attributable to economies of scale and close monitoring of our SG&A costs. The lower SG&A expense as a percentage of revenues in the Regulated segment also contributed to the improved segment operating income as discussed below.

        SG&A as a percentage of revenues in the Non-Regulated Telecommunications segment was 26.2%, 30.1% and 29.7% in 2003, 2002 and 2001, respectively. The decrease in 2003 is a result of the involuntary workforce reductions, restructuring and cost control efforts that began at Telcordia in 2002 in response to the downturn in the telecommunications industry. SG&A as a percentage of Non-Regulated Telecommunications revenues in 2002 increased slightly over 2001 because of the restructuring costs in the second half of 2002. Although revenues decreased in this segment, the decrease in SG&A expenses contributed to an increase in segment operating income as discussed below.

        SG&A as a percentage of revenues in the Non-Regulated Other segment was 16.3%, 14.5% and 25.6% in 2003, 2002 and 2001, respectively, and increased in 2003 as a percentage of revenues because SG&A costs did not decrease in proportion to the decrease in revenues from our commercial IT outsourcing contracts. In addition, we recognized higher pension expense on our foreign pension plan in the United Kingdom. The decrease in 2002 is primarily attributable to decreased G&A, marketing and IR&D spending resulting primarily from the sale of two business units in 2001 that had high SG&A costs as a percentage of revenues.

Segment Operating Income

        Consolidated segment operating income, as defined in Note B of the notes to consolidated financial statements, as a percentage of consolidated revenues was 8.6%, 7.5% and 7.0% for 2003, 2002 and 2001, respectively, and increased 18% in 2003 and 9% in 2002.

        Regulated segment operating income as a percentage of its revenues was 7.5% in 2003, 6.6% in 2002 and 7.4% in 2001 and increased 27% in 2003 and decreased 4% in 2002. The increase in 2003 reflects overall improved operating performance and lower SG&A expenses. The decrease in 2002 was primarily attributable to greater overruns on certain FFP contracts than experienced in 2001.

        Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues was 18.5% in 2003, 13.2% in 2002 and 12.0% in 2001 and increased 6% in 2003 and decreased 2% in 2002. The increase in 2003 was due to aggressive cost reductions actions taken in the second half of 2002 and throughout 2003. Telcordia had involuntary workforce reductions of 686 employees in 2003 compared to 2,100 employees and 650 contractors in 2002 to realign its staffing levels to the reduction in market demand. We recorded restructuring charges of $15 million in 2003 and $85 million in 2002 for the workforce reductions of which $13 million in 2003 and $59 million in 2002 has been reflected in cost of revenues with the remaining balances in SG&A expenses. Workforce reduction costs in 2003 and 2002 consisted of special termination pension benefits of $13 million and $62 million, respectively, as well as outplacement services, extension of medical benefits, or other severance benefits and costs related to closing facilities of $2 million in 2003 and $23 million in 2002. The special termination pension benefits have been funded through Telcordia's surplus pension assets and allocated to the participants' pension accounts as appropriate. The special termination pension benefits will be paid from the pension trust as plan obligations and represent a non-cash charge. At February 1, 2002, accrued liabilities related to severance costs were $7 million. During 2003, we accrued an additional $2 million of other severance benefits and facilities closure costs and paid out $8 million. As a result, accrued liabilities and accrued payroll and employee benefits include accrued other severance benefits and facilities closure costs still to be paid of $1 million as of January 31, 2003. In 2002, we recognized a non-cash gain of $10 million for the curtailment of pension benefits related to the workforce reduction, $8 million of which is reflected in cost of revenues with the remaining balance in SG&A expenses. We do not expect market conditions to improve in the near term and while we believe we have realigned staffing levels at Telcordia to an appropriate level, we cannot be certain that we will not have future involuntary workforce reductions. Despite the restructuring charge at Telcordia, segment operating income as a percentage of its revenues increased in 2002 as the effects of the workforce reduction and other cost control efforts were realized in the fourth quarter of 2002. Furthermore, in 2002, Telcordia did not have any material overruns on FFP contracts as it did in 2001.

        Our Non-Regulated Other segment operating income as a percentage of its revenues was 7.7% and 10.8% in 2003 and 2002, respectively, and decreased 30% in 2003 and increased 524% in 2002. In 2001, our Non-Regulated Other segment had a segment operating loss that represented 3.1% of its revenues. The decrease in 2003 is primarily attributable to the declining revenues from our commercial IT outsourcing contracts without a corresponding decrease in SG&A costs. The increase in 2002 was attributable to two primary factors: the sale or dissolution of three business units in 2001 that had consistent operating losses, and the improvement in segment operating income from our commercial and international IT outsourcing business.

Impairment of Goodwill and Intangible Assets

        Goodwill is evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the goodwill, below its carrying value. During 2003, as a result of the loss of certain significant contracts and proposals related to three reporting units, we determined that goodwill assigned to those reporting units had become impaired. Accordingly, we recorded goodwill impairment charges of $13 million in 2003. The impairment charges represent the excess of the carrying amount of the reporting units' goodwill over the implied fair value of their goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit's assets and liabilities from its estimated fair value based on a discounted cash flow model using revenue and profit forecasts. We did not record any impairment charges on intangible assets in 2003 because there were no circumstances or events that occurred which would have indicated a possible impairment. In 2002 and 2001, we recorded goodwill and intangible asset impairment charges of $3 million and $8 million, respectively, under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

Gain on Sale of Business Units, Net

        Gains or losses related to sales of a business unit or operating asset that generated revenue or whose operating results were included in our consolidated financial statements are recorded as "Gain on sale of business units, net" and are part of operating income.

        In 2003, we recognized gains before income taxes of $5 million from the settlement of contingent liabilities related to business units that were sold in prior years. In 2002, we recognized net gains before income taxes of $10 million from the sale of three business units and the settlement of contingent liabilities related to business units sold in 2001. In 2001, we sold several operating assets and business units that did not fit within our strategic plan and individually or in the aggregate were not considered significant divestitures. In connection with these transactions, we received cash and/or equity and debt securities of publicly traded companies and recognized a net gain before income taxes of $121 million.

Interest Income and Interest Expense

        Interest income was $37 million, $50 million and $108 million in 2003, 2002 and 2001, respectively. The decrease in 2003 was primarily attributable to lower average interest rates. Average cash balances during 2003 were actually higher than during 2002 as a result of the proceeds of the June 28, 2002 $800 million debt issuance and the liquidation of all of our remaining shares in VeriSign and Amdocs and related equity collars in the third quarter of 2003. The decrease in interest income in 2002 was primarily attributable to lower average cash and short-term investment balances.

        Interest expense of $45 million in 2003 increased from $14 million in 2002 primarily due to interest on the $800 million debt issuance. Interest expense in 2002 remained constant with 2001. Interest expense also reflects interest on our other outstanding public debt securities that were issued in January 1998, a building mortgage, deferred compensation arrangements and notes payable.

Other Income and Minority Interest Expense

        Other income, net, was $7 million in 2003 and 2002 and $25 million in 2001 and remained constant in 2003. The decrease in other income in 2002 was primarily attributable to lower equity income from our share of income from unconsolidated affiliates because NSI merged with VeriSign and our equity method investment in NSI became an investment in marketable equity securities in 2002.

        During 2003, one of our equity method investees had an impairment of its goodwill. We recognized our proportionate share of the impairment of $4 million which was recorded as other expense.

        Minority interest in income of consolidated subsidiaries was $7 million, $5 million and $6 million in 2003, 2002 and 2001, respectively. We record minority interest in income or loss for third party interests in our AMSEC LLC joint venture and our majority-owned subsidiary, ANXeBusiness Corp. The increase in 2003 was primarily attributable to higher net income of AMSEC LLC while the decrease in 2002 was attributable to a net loss at ANXeBusiness Corp.

Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses

        Gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities, as cost method investments or as equity method investments are recorded as "Net (loss) gain on marketable securities and other investments, including impairment losses" and are part of non-operating income or expense. Impairment losses on marketable equity securities and private equity investments resulting from declines in fair values that are deemed to be other-than-temporary are also recorded in this financial statement line item.

        Our policy is to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair value by determining whether the declines in the fair value are deemed to be other-than-temporary in nature. Based on this assessment, we recorded impairment losses totaling $108 million in 2003, $467 million in 2002 and $1.4 billion in 2001. Of the total impairment losses in 2003, 2002 and 2001, $21 million, $437 million and $1.4 billion, respectively, were impairments related to our publicly traded equity securities and $87 million in 2003 and $30 million in 2002 were impairments related to our private equity securities. None of the impairment losses in 2001 were related to private equity securities. Taking into account these impairments in 2003 and the liquidation of all of our remaining shares and related equity collars in VeriSign and Amdocs, as of January 31, 2003, we hold $20 million of publicly-traded equity and debt securities and $108 million of private equity securities.

        Included in the 2003 total net gain on sale of investments of $22 million is a net gain before income taxes of $24 million from the liquidation of all our remaining VeriSign and Amdocs shares and related equity collars. Also, prior to these transactions in 2003, we recognized a net loss before income taxes of $10 million on the sale of VeriSign shares that were not hedged by an equity collar. The remaining balance in 2003 of $8 million relates to net gain before income taxes from sales of certain other investments. In 2002, we recognized a net loss before income taxes of $39 million on the sale of certain marketable securities and other investments compared to a net gain before income taxes of $53 million in 2001. The largest component of the net loss for 2002 was the sale of VeriSign shares which resulted in a loss before income taxes of $48 million, which was partially offset by a net gain before income taxes of $9 million from the sale of certain other investments. The largest component of the net gain in 2001 was the sale of an equity interest in a French business in exchange for equity securities of a French public company.

        As more fully discussed in Note H of the notes to consolidated financial statements, we are exposed to certain market risks which are inherent in the financial instruments arising from transactions entered into in the normal course of business. Our portfolio of publicly-traded equity securities is subject to market risk and there may be instances where we will use derivative instruments to manage the risk of potential loss in fair value resulting from decreases in market prices. We had equity collars in place to mitigate the risk of significant price fluctuations of certain of our marketable equity securities. These equity collars were derivative instrument transactions where we locked in a ceiling and floor price for the underlying equity security. As a result of the liquidation in 2003 of all of our remaining VeriSign and Amdocs shares and the equity collars that hedged those shares, we no longer hold equity collars or investments in VeriSign and Amdocs. We also have warrants to purchase equity securities of certain private and publicly-held companies that at the time of exercise can be net settled, which means we would receive the difference between our exercise price and fair value of the shares in additional shares. These warrants are considered derivative instruments and are not designated as hedging instruments. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, changes in the derivative instrument's fair value for fair value hedges and changes in derivative instruments not designated as hedging instruments are recognized currently in the results of operations. In 2003, we recognized an aggregate net loss before income taxes of $48 million compared to an aggregate net gain before income taxes of $29 million in 2002 from changes in fair value of our derivative instruments as discussed in Note H of the notes to consolidated financial statements. No gains or losses were recognized in prior years because SFAS No. 133 was effective beginning in 2002.

        In 2002, we recognized a gain before income taxes of $21 million related to our former investment in Solect Technology Group ("Solect") which was acquired by Amdocs in 2001. In 2001, we recognized a gain before income taxes of $191 million on the exchange of our interest in Solect for an approximate 2% equity interest in Amdocs. Under the terms of the exchange agreement, a portion of the Amdocs shares were held in escrow and could only be released if certain conditions were met. In 2002, these conditions were met and the shares were released from escrow resulting in the additional gain.

        In 2001, we completed two transactions related to our former subsidiary, NSI. On February 11, 2000, NSI completed a secondary offering where we sold 6,700,000 shares and received net proceeds from the offering of $1.6 billion and recognized a gain on sale before income taxes of $1.5 billion. We also recognized a gain as a result of shares NSI sold in the offering by recording $132 million directly to additional paid-in capital which we have included in "Issuance of subsidiary stock" in our consolidated statement of stockholders' equity and comprehensive income. On June 8, 2000, NSI merged into and became a wholly-owned subsidiary of VeriSign. As a result of this transaction, we recognized a gain before income taxes of $2.4 billion and held shares of VeriSign as an investment in marketable equity securities.

Provision For Income Taxes

        The provision for income taxes as a percentage of income before income taxes was 31.0% in 2003, 28.5% in 2002 and 37.2% in 2001. The favorable rate in 2003 was the result of charitable contributions of appreciated property and the favorable resolution of certain tax positions with state and federal tax authorities, as well as a lower effective state tax rate. The lower 2002 rate reflects a lower income before taxes, which causes a greater effect on the tax rate by the discrete favorable resolution of tax positions with state and federal tax authorities. In addition, the lower 2002 rate includes higher charitable contributions of appreciated property and a lower effective state tax rate than 2001.

Accounting Changes

        As discussed further in Note G of the notes to consolidated financial statements, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization approach to an impairment-only approach. Upon adoption, we did not have a transitional goodwill impairment charge and, therefore, we did not have a cumulative effect of an accounting change. Prior to implementing SFAS No. 142, goodwill was amortized on a straight-line basis over three to fifteen years. Goodwill amortization expense recognized in 2002 and 2001, net of tax, was $18 million and $19 million, respectively.

        Effective at the beginning of 2002, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"), which is a component of stockholders' equity, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings and only the ineffective portion of changes in fair value ultimately impacts earnings. The adoption of SFAS No. 133 on February 1, 2001, resulted in a cumulative effect of an accounting change, net of tax, which increased net income by $711 thousand and increased OCI by $443 thousand.

Liquidity and Capital Resources

        Cash and cash equivalents and short-term investments in marketable securities totaled $2.2 billion and $1.2 billion at January 31, 2003 and January 31, 2002, respectively. The increase resulted primarily from the liquidation of all of our remaining shares and related equity collars in VeriSign and Amdocs, as previously discussed, net proceeds from our debt issuance discussed below and funds provided from operating activities.

        On June 28, 2002, we raised $790 million, which is net of underwriters' commissions and reflects an interest discount on the notes, by completing a private offering of $550 million of 10-year senior unsecured notes ("10-year notes") and $250 million of 30-year senior unsecured notes ("30-year notes"). We expect to use the proceeds for general corporate purposes, including, without limitation, future acquisitions, expansion of our outsourcing business, stock repurchases and capital expenditures. Per the terms of the private offering, on August 30, 2002, we filed a registration statement with the Securities and Exchange Commission ("SEC") relating to an offer to exchange any and all of the notes for new notes that are substantially identical to the notes issued on June 28, 2002, except that the new notes have been registered pursuant to an effective registration statement under the Securities Act. The exchange of the notes was completed and substantially all of the private notes were exchanged. The 10-year notes are due on July 1, 2012 and pay interest at 6.25% on a semi-annual basis beginning January 1, 2003. The 30-year notes are due on July 1, 2032 and pay interest at 7.125% on a semi-annual basis beginning January 1, 2003.

        On July 31, 2002, we entered into two new revolving credit facilities ("credit facilities") totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million and (ii) a 364-day revolving credit facility of up to $250 million. These credit facilities replaced our previous revolving credit facility that was terminated on July 30, 2002. Borrowings under the new credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. As of January 31, 2003, we were in compliance with all financial covenants under the new credit facilities.

        At January 31, 2003 and 2002, there were no borrowings outstanding under either the new or old credit facilities. Our primary sources of liquidity were funds provided by operations, funds from the sale of our remaining shares in VeriSign and Amdocs, and the funds raised by the debt offering and our new credit facilities, of which the entire $750 million was available for borrowing as of January 31, 2003.

        Cash flows generated from operating activities were $549 million in 2003 compared to $573 million in 2002 and $78 million in 2001. Net cash provided by operating activities in 2003 consisted primarily of net income of $246 million increased for non-cash charges to income of $373 million, offset by $70 million used in working capital and other activities. Net cash used in working capital and other activities was primarily for income tax payments.

        Our investing activities generated cash flows of $200 million in 2003 compared to $281 million in 2002 and $776 million in 2001. In 2003, we decreased our capital expenditures and the level of investments in private companies by our subsidiary, SAIC Venture Capital Corporation, and generated less cash from our net transactions in short-term marketable securities compared to 2002. In 2003, our largest source of cash of $631 million from investing activities came from the liquidation of all our remaining shares in VeriSign and Amdocs and the related equity collars. In 2001, our largest source of cash came from our sale of NSI common stock from which we received $1.6 billion in cash. During 2001, we used $682 million of this cash to buy short-term investments, which are managed as portfolios by outside investment managers, and made investments in publicly traded companies and private emerging technology companies. We intend to continue to acquire other businesses and make investments in publicly traded and private emerging technology companies in the future. Capital expenditures for property, plant and equipment were $43 million, $89 million and $120 million in 2003, 2002 and 2001, respectively, and decreased in 2003 and 2002 primarily due to lower purchases by Telcordia as part of their cost control efforts that began in the second half of 2002. Our planned capital expenditures for 2004 are expected to be approximately $150 million and include $91 million, which is expected to be financed with debt, for the purchase of land and buildings under synthetic leases discussed below under "Commitments and Contingencies."

        We used cash of $104 million, $1 billion and $882 million for financing activities in 2003, 2002 and 2001, respectively. The primary source of cash generated from financing activities during 2003 was the net proceeds of $790 million from the private debt offering. Repurchases of our common stock, as described below, have been a primary use of our cash:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Repurchases of common stock:
Quarterly stock trades	$481,836	$443,527	$269,314
401(k) and retirement and profit sharing plans	187,929	337,725	429,408
Upon employee terminations	142,973	189,104	133,317
Other stock transactions	97,769	106,594	94,769

Total	$910,507	$1,076,950	$926,808

        Although we have no obligation to make such repurchases, we repurchased stock in the 2003, 2002 and 2001 quarterly stock trades in which more shares were offered for sale than the aggregate number of shares sought to be purchased by authorized buyers. In 2001, we enacted a provision of our 401(k) plans which required terminated participants to transfer their assets out of the SAIC stock funds. Prior to this point in time, participants who had terminated were not required to transfer their assets out of the SAIC stock funds. As a result, we had an unusually high level of repurchases from the plans in 2001. In 2002, we provided our participants in the plans with a limited window in which to exchange out of the non-exchangeable SAIC stock funds, which resulted in increased repurchases from the plans. Repurchases of our shares reduces the amount of retained earnings in the stockholders' equity section of our consolidated balance sheet. If we continue to experience net share repurchases in quarterly trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings could result in an accumulated deficit within our stockholders' equity.

        There is no public market for our Class A common stock. As more fully described in the "Limited Market" discussion on page 19 of this Form 10-K, a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a "trade date." Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. In fact, the trade originally scheduled for July 26, 2002 was postponed to August 16, 2002 in order to establish a new stock price after it was determined that the stock price set by the board of directors on July 12, 2002 no longer represented a fair market value. All sales in the limited market are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 21 of this Form 10-K. If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell all such stock in that trade. Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date. If the increasing trend of trade imbalance continues, there is no assurance that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

        We expect our existing cash, cash equivalents, short-term investments in marketable securities, cash flows from operations and borrowing capacity to provide sufficient funds for our operations and capital expenditures. In addition, we expect to finance acquisitions and equity investments in the future with existing cash resources, cash from operations and our borrowing capacity.

Commitments and Contingencies

        As discussed in Note P of the notes to consolidated financial statements, we have two operating leases, which are structured as synthetic leases, on land and buildings for which we expect to use debt to purchase at the end of the initial lease term. Since we intend to continue using the facilities, we expect to purchase the buildings for a total of $91 million at the end of the initial lease term for each of these operating leases, which is August 2003. Future cash requirements would be affected if we purchase the land and buildings. In anticipation of refinancing by purchasing the land and buildings and to reduce our exposure to changing interest rates, in January 2002, we entered into four forward starting interest rate swap agreements. Using the swap agreements, we are managing our overall related future net cash outflow to be a fixed amount starting in September 2003 through August 2008. In refinancing these leases, we expect to make payments to a third party lender based on a variable interest rate. Under the terms of the swap agreements, we will either pay to or receive an amount from the swap agreements' counterparty which will effectively make our net cash outflow a fixed amount. These agreements are considered derivative instruments and accounted for under SFAS No. 133 as previously discussed in the Critical Accounting Policies section and Note H of the notes to consolidated financial statements.

        We provide equipment financing for the U.S. Government through an arrangement from an unrelated leasing company in which we lease equipment under an operating lease for use on federal contracts. Because federal contracts are subject to annual renewals, we have the right to terminate these leases with the leasing company should the U.S. Government terminate its contract with us for convenience, non-renewal or lack of funding. If the U.S. Government terminated its contract with us for default or non-performance, we would be liable for the remaining lease payments. The maximum contingent lease liability remaining under these arrangements is $1 million as of January 31, 2003. This contingent liability has not been recorded in the consolidated financial statements pursuant to GAAP.

        We have guaranteed $12.5 million, representing 50% of certain credit facilities for our 50% owned joint venture, Data Systems and Solutions, LLC, which we account for using the equity method. In another of our investments, Danet Partnership GBR ("GBR"), a German partnership, GBR has an internal equity market similar to our limited market where we provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control and all GBR investors in the event of a change of control to put their GBR shares to us in exchange for the current fair value of those shares. We may pay the put price in shares of SAIC common stock or cash. We do not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which we cannot determine with any certainty will occur. The maximum potential obligation, if we assume all the current GBR employees withdraw from GBR, would be $9 million as of January 31, 2003. If we were to incur the maximum obligation and purchase all the shares outstanding from the other investors, we would then own 100% of GBR.

        In January 1997 when we formed the INTESA joint venture, we guaranteed INTESA's obligations under the outsourcing services agreement between INTESA and PDVSA. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the services agreement in any calendar year is limited to $50 million. Our maximum obligation under this guarantee would be 60% of INTESA's maximum liability under the services agreement or $30 million. Due to the complex nature of the legal and factual issues involved in this matter and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable. There currently is no liability recorded relating to this guarantee.

        We have another guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our 30% ownership interest. Due to the nature of the guarantee, as of January 31, 2003, we are not able to project the maximum potential amount of future payments we could be required to make under the guarantee but, based on current conditions, we believe the likelihood of having to make any payment is remote. There currently is no liability recorded relating to this guarantee.

        As previously disclosed in the our filings with the SEC, our Telcordia subsidiary instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. to confirm the Partial Arbitral Award. Meanwhile, Telkom South Africa has requested that the South African High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. Although Telcordia believes Telkom's application is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa's petition, or provide all or some portion of the relief requested. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. We have no significant balance sheet assets recorded related to this contract as of January 31, 2003 or 2002.

        We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

        The following table summarizes our contractual and other long-term obligations. For contractual obligations, we included payments that we have a legal and binding obligation to make. We did not include deferred income tax liabilities of $48 million (Note L of the notes to consolidated financial statements) or other long-term liabilities of $269 million, which primarily relate to pension and postretirement benefit obligations, because it is not entirely certain when those amounts will become due as they are dependent in part on certain events or circumstances.

	Payments Due by Fiscal Year
	Total	2004	2005-2006	2007-2008	2009 and After
	(Amounts in thousands)
Contractual obligations:
Long-term debt(1)	$1,267,515	$75,592	$119,062	$119,142	$953,719
Lease obligations	264,071	132,448	84,578	23,315	23,730
Unconditional purchase obligations(2)	6,203	1,164	2,761	2,278
Other long-term obligations(3)	121,140	2,553	12,256	12,256	94,075

Total contractual obligations	$1,658,929	$211,757	$218,657	$156,991	$1,071,524

(1)
Includes interest payments.

(2)
Includes obligations to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

(3)
As previously discussed and disclosed in Note P of the notes to consolidated financial statements, the operating leases for certain facilities will terminate in August 2003. For purposes of this table, we have assumed that we will purchase the land and buildings using five-year debt.

Recently Issued Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be measured initially at fair value and recognized when the liability is incurred rather than the date a company makes a commitment to an exit plan. Adoption of SFAS No. 146 did not have a material impact on our consolidated financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure provisions are effective for the year ended January 31, 2003. Adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation," which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and is effective for the fiscal year ended January 31, 2003. In addition, SFAS No. 148 also requires prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to not voluntarily adopt the recognition provisions of SFAS No. 123 and have provided the required disclosures;

therefore, adoption of SFAS No. 148 did not have an impact to our consolidated financial position or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which requires consolidation of entities in which we do not have a majority voting interest but are deemed to have a controlling interest. FIN 46 is effective immediately for interests in entities created after January 31, 2003. For interests in entities created prior to February 1, 2003, FIN 46 is effective for the fiscal year ending January 31, 2005. FIN 46 would apply to our existing synthetic leases, disclosed in Note P, however, these leases expire in August 2003. We intend to purchase the land and buildings at lease expiration, and therefore, FIN 46 will not apply.

Effects of Inflation

        Our cost-reimbursement type contracts are generally completed within one year. As a result, we have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term FFP and T&M type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy, net income as a percentage of revenues has not been significantly impacted by inflation. As we expand our business into international markets, movements in foreign currency exchange rates may impact our results of operations. Currency exchange rate fluctuations may also affect our competitive position in international markets as a result of their impact on our profitability and the pricing offered to our non-U.S. customers.

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

        Interest Rate Risk—Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investment portfolio, interest rate swaps and long-term debt obligations.

        We have established investment policies to protect the safety, liquidity and after-tax yield of invested funds. These policies establish guidelines on acceptable instruments in which to invest and maximum maturity dates. They also require diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments. We do not authorize the use of derivative financial instruments in our managed short-term investment portfolios. Our policy requires that all investments mature in four years or less. Strategic investments may have characteristics that differ from those described above. As more fully described in Note H of the notes to consolidated financial statements, in certain instances we use interest rate swap agreements to manage future expected cash outflows. Our derivative policies authorize the limited use of derivative agreements to hedge interest rate risks.

        During 2003, our exposure to interest rate risk increased. As described in Note M of the notes to consolidated financial statements, in June 2002, we issued $550 million of 6.25% 10-year fixed rate debt and $250 million of 7.125% 30-year fixed rate debt. In anticipation of this debt issuance, we also entered into a series of treasury lock contracts to economically lock in the effective borrowing rate on portions of the anticipated debt issuance. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $8 million to settle the treasury lock contracts upon the debt issuance. Since these new debt issuances and the January 1998 public debt issuances bear interest at a fixed rate, we have exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

        We have increased market risk due to changes in interest rates because the proceeds from the 2003 debt issuance and the VeriSign and Amdocs transactions, described below in the discussion of equity price risks, contributed to higher amounts of cash equivalents and managed portfolio investments that are subject to interest rate risk at January 31, 2003. On an overall basis, interest rates at January 31, 2003 decreased from January 31, 2002. If rates stay at current levels or continue to decrease, proceeds from maturities of fixed income securities may be reinvested at lower interest rates.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations and short-term and long-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates. For the interest rate swap agreements, the table presents the notional amount and weighted-average interest rates by contractual maturity date. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts.

	2004	2005	2006	2007	2008	Thereafter	Total	Estimated Fair Value January 31, 2003
	(Amounts in thousands)
Assets
Cash equivalents
Fixed rate (USD)	$253,371						$253,371	$253,371
Average interest rate	1.59%
Variable rate (USD)	$777,522						$777,522	$777,522
Average interest rate	1.29%
Variable rate (GBP)(1)	$34,498						$34,498	$34,498
Average interest rate	3.76%
Short-term investments
Fixed rate (USD)	$160,828	$254,383	$155,340	$31,481			$602,032	$602,032
Average interest rate	2.68%	2.66%	2.92%	3.50%
Variable rate (USD)	$381,702	$60,435	$38,292	$10,994			$491,423	$491,423
Average interest rate	1.37%	1.78%	2.31%	1.55%
Long-term investments
Fixed rate (USD)						$2,474	$2,474	$2,474
Average interest rate						6.00%
Fixed rate (EUR)(2)			$1,082				$1,082	$1,082
Average interest rate			8.00%
Liabilities
Short-term debt
Variable interest rate (EUR)(2)	$15,157						$15,157	$15,157
Average interest rate	3.40%
Long-term debt
Fixed rate (USD)	$81	$85	$91	$96	$102	$900,223	$900,678	$979,123
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.55%
Variable rate (USD)	$240	$260	$280	$300	$360	$4,710	$6,150	$6,150
Average interest rate	3.49%	3.49%	3.49%	3.49%	3.49%	3.49%
Interest Rate Derivatives
Interest rate swap agreements
Variable to fixed (USD)						$90,500	$90,500	$9,504
Average receive rate	3.78%	3.78%	3.78%	3.78%	3.78%	3.78%
Average pay rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

(1)
British pound denominated

(2)
Euro denominated

        Foreign Currency Risk—Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. The currencies hedged as of January 31, 2003 are the Canadian dollar and the Euro. We do not use foreign currency derivative instruments for trading purposes.

        To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments. The fair values for foreign exchange forward contracts are estimated using spot rates in effect on January 31, 2003. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 2003 are the hypothetical gains and losses associated with foreign currency risk.

        A 10% adverse movement in levels of foreign currency exchange rates relative to the U.S. dollar as of January 31, 2003, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts by approximately $1.4 million.

        Equity Price Risk—We are exposed to equity price risks on our strategic investments in publicly-traded equity securities, which are primarily in the high-technology market. In 2002 and for the majority of 2003, the majority of our publicly-traded equity securities portfolio consisted of our investments in VeriSign and Amdocs. During 2002 and 2003, we used equity collars to mitigate the risk of significant price fluctuations of our investments in VeriSign and Amdocs. Equity collars are derivative instrument transactions where we lock in a ceiling and floor price for the underlying equity security to minimize our risk of loss since we locked in a floor price. These derivative instruments were designated as fair value hedges of the underlying publicly-traded equity securities and, therefore, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk were recognized in earnings. During 2003, we liquidated our remaining shares in VeriSign and Amdocs and the equity collars that hedged those shares for proceeds of $631 million and recognized a net gain before income taxes of $24 million. As a result of these transactions, we no longer have market exposure related to VeriSign or Amdocs and our overall exposure to equity price risk is substantially reduced. At January 31, 2003, the quoted fair value of our publicly-traded equity securities was approximately $16 million compared to $687 million at January 31, 2002. The market risk associated with these equity investments is the potential loss in fair value that would result from a decrease in market prices. Based on our position at January 31, 2003, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of our publicly-traded equity securities of approximately $1.6 million.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For information with respect to our directors, see "Election of Directors" appearing in the 2003 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 11. Executive Compensation

        For information with respect to executive compensation, see the information set forth under the captions "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2003 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        For information with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 2003 Proxy Statement, which information is incorporated by reference into this Form 10-K.

        Information with respect to our equity compensation plans is set forth below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	43,487,765	(2)	$25.54	34,302,879	(3)(4)
Equity compensation plans not approved by security holders(5)	0		n/a	0	(5)

Total	43,487,765		$25.54	34,302,879

(1)
The following equity compensation plans approved by security holders are included in this plan category: the 1999 Stock Incentive Plan, the 1998 Stock Option Plan, the 1995 Stock Option Plan, the Restated Bonus Compensation Plan and the 2001 Employee Stock Purchase Plan.

(2)
Represents shares reserved for issuance upon the exercise of outstanding options awarded under the 1999 Stock Incentive Plan, the 1998 Stock Option Plan and the 1995 Stock Option Plan. Does not include shares to be issued pursuant to purchase rights under the 2001 Employee Stock Purchase Plan.

(3)
Represents 6,999,730 shares under the 2001 Employee Stock Purchase Plan and 27,303,149 shares under the 1999 Stock Incentive Plan. The maximum number of shares that may be awarded under the 1999 Stock Incentive Plan is limited to the sum of (i) 24 million shares, (ii) the number of shares available for awards under the 1998 Stock Option Plan as of September 30, 1999 and (iii) the number of shares which become available under the 1998 Stock Option Plan after September 30, 1999 as a result of forfeitures, expirations, cancellations or sales of shares acquired through the exercise of options to us to satisfy tax withholding obligations. In addition, the 1999 Stock Incentive Plan provides for an automatic share reserve increase on the first day of each calendar year after 1999 by an amount equal to 5% of outstanding shares of stock on such day. However, shares reserved for future awards under the 1999 Stock Incentive Plan is limited to 15% of total outstanding shares. The 27,303,149 shares under the 1999 Stock Incentive Plan represent 15% of total outstanding shares as of January 31, 2003. The 1998 Stock Option Plan and the 1995 Stock Option Plan have terminated and no additional options may be granted under these plans.

(4)
The Restated Bonus Compensation Plan provides for bonus awards that may be paid in cash, restricted stock or vested stock. The Restated Bonus Compensation Plan does not provide for a maximum number of shares available for future issuance; however, the bonus pool for each fiscal year cannot exceed 7.5% of our revenue for the fiscal year.

(5)
The following equity compensation plans not approved by security holders are included in this plan category: the Stock Compensation Plan and the Management Stock Compensation Plan. These plans do not provide for a maximum number of shares available for future issuance.

        Some of the principal features of the Stock Compensation Plan and the Management Stock Compensation Plan (collectively, the "Stock Compensation Plans") are summarized below, but the summary is qualified in its entirety by the full text of the Stock Compensation Plans. Stockholder approval of the Stock Compensation Plans was not required.

Summary of the Stock Compensation Plans

        The Stock Compensation Plans have been adopted to provide a long-term incentive to key employees by making deferred awards of shares of our Class A common stock. All officers and employees are eligible to receive awards under the Stock Compensation Plan. However only a select group of management and highly compensated senior employees are eligible to receive awards under the Management Stock Compensation Plan. We intend to limit participants of the Management Stock Compensation Plan to individuals that would permit the plan to be treated as a "top hat" plan under applicable Internal Revenue Service and Department of Labor Regulations.

        The awarding authority (appointed by our board of directors) designates those key employees who will receive an award and the number of share units to be awarded. The number of share units awarded represents an interest in a trust maintained by Wachovia Bank, N.A. as trustee under a trust agreement between the trustee and us. The trust is a special type of trust known as a "rabbi trust." In order to avoid current taxation of awards under the Stock Compensation Plans, the trust must permit our creditors to reach the assets of the trust in the event of our bankruptcy or insolvency. Each share unit generally corresponds to one share of Class A common stock, but the employee receiving an award of share units will not have an ownership interest in the shares of Class A common stock represented by the share units.

        The awarding authority will establish a vesting schedule of not more than seven years for each account in the trust. The accounts will generally vest at the rate of one-third at the end of each of the fifth, sixth and seventh year following the date of award. The death of a participant or a change in control of us will result in full vesting of an award. A participant will forfeit any unvested portions of the account if the participant's employment terminates for any reason other than death. We receive the benefit of forfeited amounts either by return of shares to us or use of the forfeitures to satisfy future awards under the Stock Compensation Plans.

        Vested account balances will be distributed at the earlier of the end of the seven-year vesting period or upon termination of employment. However, the participant may elect, within 90 days from the date of the award, to receive distribution of the account as it vests. In the case of the Management Stock Compensation Plan, the employee may defer distribution until termination of employment.

        Benefits will be distributed in the form of shares of Class A common stock unless a distribution in stock is impossible or would create an adverse impact on us. Any shares distributed will be subject to our right of first refusal and right of repurchase on termination of employment as set forth in our certificate of incorporation. In addition, with respect to the Management Compensation Plan, any shares distributed upon termination of employment will also be subject to the right of repurchase six months after distribution, as set forth in a Stock Restriction Agreement between the participant and us. Participants will be taxed on the value of any amounts distributed from the Stock Compensation Plans at the time of the distribution.

        The day-to-day administration of the Stock Compensation Plans is provided by the nonqualified plans committee appointed by our board of directors. We have the right to amend or terminate the Stock Compensation Plans at any time and for any reason.

Item 13. Certain Relationships and Related Transactions

        For information with respect to the interests of our management and others in certain transactions, see the information set forth under the caption "Certain Relationships and Related Transactions" in the 2003 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 14. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.    Within the 90 days prior to the date of filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including J. Robert Beyster (Chief Executive Officer) and Thomas E. Darcy (Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, J. Robert Beyster and Thomas E. Darcy concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

  (b)
  Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls. There were no significant deficiencies or material weaknesses and, therefore, no corrective actions were required.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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
4	(b)
Indenture dated June 28, 2002 between Registrant and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed July 3, 2002 with the SEC.
10	(a)*
Registrant's Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders as filed April 29, 1999 with the SEC.
10	(b)*
Registrant's Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 as filed with the SEC on April 17, 2001 (the "2001 10-K").
10	(c)*	Registrant's Management Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(c) to the 2001 10-K.
10	(d)*	Registrant's 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to the 2000 10-K.
10	(e)*	1995 Stock Option Plan, as amended through October 2, 1996. Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
10	(f)*	Registrant's Keystaff Deferral Plan, as amended through January 3, 2001. Incorporated by reference to Exhibit 10(f) to the 2001 10-K.

10	(g)*	Registrant's Key Executive Stock Deferral Plan, as amended through January 3, 2001. Incorporated by reference to Exhibit 10(g) to the 2001 10-K.
10	(h)*	Form of Alumni Agreement. Incorporated by reference to Exhibit 4(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
10	(i)*	Registrant's 1998 Stock Option Plan. Incorporated by reference to Annex I to Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders as filed May 28, 1998 with the SEC.
10	(j)*	Registrant's 2001 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.
10	(k)
Credit Agreement (364-Day Facility) dated as of July 31, 2002, among Registrant, JP Morgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint bookrunners and co-lead arrangers and certain other financial institutions. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed August 7, 2002 with the SEC.
10	(l)
Credit Agreement (Multi-Year Facility) dated as of July 31, 2002, among Registrant, JP Morgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint bookrunners and co-lead arrangers and certain other financial institutions. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed August 7, 2002 with the SEC.
21		Subsidiaries of Registrant.
23	(a)	Consent of Deloitte & Touche LLP.
23	(b)	Consent of Houlihan Lokey Howard & Zukin Financial Advisors, Inc.
99.1		Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
99.2		Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*
Executive Compensation Plans and Arrangements

        (b)    Reports on Form 8-K in the fourth quarter of the fiscal year ended January 31, 2003:

        A Report on Form 8-K was filed on January 14, 2003. Disclosure was made under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION (Registrant)
	By	/s/ J. R. BEYSTER J. R. Beyster Chairman of the Board and Chief Executive Officer
Dated: April 11, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. R. BEYSTER J. R. Beyster	Chairman of the Board and Principal Executive Officer	April 11, 2003
/s/ T. E. DARCY T. E. Darcy	Principal Financial Officer	April 11, 2003
/s/ P. N. PAVLICS P. N. Pavlics	Principal Accounting Officer	April 11, 2003
/s/ D. P. ANDREWS D. P. Andrews	Director	April 11, 2003
/s/ W. H. DEMISCH W. H. Demisch	Director	April 11, 2003
/s/ M. J. DESCH M. J. Desch	Director	April 11, 2003
W.A. Downing	Director
/s/ D. H. FOLEY D. H. Foley	Director	April 11, 2003

/s/ J. E. GLANCY J. E. Glancy	Director	April 11, 2003
/s/ B. R. INMAN B. R. Inman	Director	April 11, 2003
A. K. Jones	Director
/s/ H. M. J. KRAEMER, JR. H. M. J. Kraemer, Jr.	Director	April 11, 2003
/s/ C. B. MALONE C. B. Malone	Director	April 11, 2003
/s/ S. D. ROCKWOOD S. D. Rockwood	Director	April 11, 2003
/s/ E. J. SANDERSON E. J. Sanderson	Director	April 11, 2003
R. Snyderman	Director
/s/ M. E. TROUT M. E. Trout	Director	April 11, 2003
/s/ R.I. WALKER R.I. Walker	Director	April 11, 2003
/s/ J. P. WALKUSH J. P. Walkush	Director	April 11, 2003
/s/ J. H. WARNER, JR. J. H. Warner, Jr.	Director	April 11, 2003
/s/ J. A. WELCH J. A. Welch	Director	April 11, 2003
/s/ A. T. YOUNG A. T. Young	Director	April 11, 2003

CERTIFICATION

I, J. Robert Beyster, certify that:

1.
I have reviewed this annual report on Form 10-K of Science Applications International Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003
/s/ J. ROBERT BEYSTER J. Robert Beyster Chief Executive Officer

CERTIFICATION

I, Thomas E. Darcy, certify that:

1.
I have reviewed this annual report on Form 10-K of Science Applications International Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003
/s/ THOMAS E. DARCY Thomas E. Darcy Chief Financial Officer

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

        We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and its subsidiaries (the "Company") as of January 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed on page F-43. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note A to the consolidated financial statements, effective February 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142. Effective February 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities to conform with Statement of Financial Accounting Standards No. 133, as amended.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
March 24, 2003

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31
	2003	2002	2001
	(In thousands, except per share amounts)
Revenues	$5,902,670	$5,771,020	$5,604,985
Costs and expenses:
Cost of revenues	4,814,876	4,611,186	4,389,434
Selling, general and administrative expenses	580,504	734,697	823,693
Impairment of goodwill and intangible assets	12,908	3,100	7,743
Gain on sale of business units, net	(5,051)	(9,784)	(120,507)

Operating income	499,433	431,821	504,622

Non-operating income (expense):
Net (loss) gain on marketable securities and other investments, including impairment losses	(134,010)	(455,752)	2,656,433
Interest income	36,898	50,397	107,757
Interest expense	(44,991)	(13,702)	(13,809)
Other income, net	7,457	7,420	24,921
Minority interest in income of consolidated subsidiaries	(7,459)	(5,121)	(6,074)

Income from continuing operations before income taxes	357,328	15,063	3,273,850
Provision for income taxes	110,772	4,286	1,218,701

Income from continuing operations	246,556	10,777	2,055,149
Discontinued operations (Note V):
(Loss) gain from discontinued operations of INTESA joint venture, net of income tax expense of $3,357, $4,560 and $936 in 2003, 2002 and 2001, respectively	(261)	7,429	3,807

Income before cumulative effect of accounting change	246,295	18,206	2,058,956
Cumulative effect of accounting change, net of tax (Note A)		711

Net income	$246,295	$18,917	$2,058,956

Earnings per share:
Basic:
Income from continuing operations	$1.26	$.05	$8.74
Discontinued operations, net of tax		.03	.02
Cumulative effect of accounting change, net of tax		.01

	$1.26	$.09	$8.76

Diluted:
Income from continuing operations	$1.21	$.05	$8.09
Discontinued operations, net of tax		.03	.02

Before and after cumulative effective of accounting change	$1.21	$.08	$8.11

Common equivalent shares:
Basic	195,843	215,016	235,037

Diluted	203,170	228,465	253,954

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31
	2003	2002
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,095,441	$444,914
Restricted cash	8,442	4,845
Short-term investments in marketable securities	1,093,455	708,945
Receivables, net	1,127,584	1,148,503
Prepaid expenses and other current assets	90,064	82,393
Deferred income taxes	89,512	55,712

Total current assets	3,504,498	2,445,312
Property, plant and equipment	406,263	456,951
Intangible assets	28,162	35,068
Goodwill	136,676	149,513
Long-term investments in marketable securities	19,301	815,548
Prepaid pension assets	558,178	546,137
Other assets	151,298	229,817

	$4,804,376	$4,678,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$939,045	$947,940
Accrued payroll and employee benefits	381,672	358,483
Income taxes payable	214,520	210,392
Notes payable and current portion of long-term debt	16,752	14,694

Total current liabilities	1,551,989	1,531,509
Long-term debt, net of current portion	896,630	99,790
Deferred income taxes	47,546	254,877
Other long-term liabilities	269,347	240,693
Commitments and contingencies (Note Q)
Minority interest in consolidated subsidiaries	31,830	27,724
Stockholders' equity:
Class A common stock, $.01 par value	1,820	1,993
Class B common stock, $.05 par value	12	13
Additional paid-in capital	1,690,680	1,550,716
Retained earnings	401,357	956,042
Other stockholders' equity	(73,346)	(56,309)
Accumulated other comprehensive (loss) income	(13,489)	71,298

Total stockholders' equity	2,007,034	2,523,753

	$4,804,376	$4,678,346

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock
	Class A		Class B
	1,000,000,000 shares authorized		5,000,000 shares authorized
							Other stock- holders' equity	Accumulated other comprehensive income(loss)
					Additional paid-in capital	Retained earnings			Comprehensive income
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at February 1, 2000	236,079	$2,361	296	$15	$1,082,727	$704,562	$(31,387)	$72,004
Net income						2,058,956			$2,058,956
Other comprehensive loss								(222)	(222)
Issuances of common stock	18,044	180			197,758
Repurchases of common stock	(33,928)	(339)	(16)	(1)	(135,511)	(845,265)
Income tax benefit from employee stock transactions					106,185
Stock compensation					860
Unearned stock compensation, net of amortization							(10,385)
Issuance of subsidiary stock					141,581
Net payments on notes receivable for sales of common stock							78

Balance at January 31, 2001	220,195	2,202	280	14	1,393,600	1,918,253	(41,694)	71,782	$2,058,734

Net income						18,917			$18,917
Other comprehensive loss								(484)	(484)
Issuances of common stock	16,095	161			193,523
Repurchases of common stock	(36,999)	(370)	(13)	(1)	(172,381)	(981,128)
Income tax benefit from employee stock transactions					120,811
Stock compensation					2,496
Unearned stock compensation, net of amortization							(14,719)
Issuance of subsidiary stock					12,667
Net payments on notes receivable for sales of common stock							104

Balance at January 31, 2002	199,291	1,993	267	13	1,550,716	956,042	(56,309)	71,298	$18,433

Net income						246,295			$246,295
Other comprehensive loss								(84,787)	(84,787)
Issuances of common stock	15,744	157			236,796
Repurchases of common stock	(33,014)	(330)	(31)	(1)	(204,698)	(800,980)
Income tax benefit from employee stock transactions					107,755
Stock compensation					111
Unearned stock compensation, net of amortization							(17,132)
Net payments on notes receivable for sales of common stock							95

Balance at January 31, 2003	182,021	$1,820	236	$12	$1,690,680	$401,357	$(73,346)	$(13,489)	$161,508

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$246,295	$18,917	$2,058,956
Loss (income) from discontinued operations, net of tax	261	(7,429)	(3,807)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	96,271	132,412	141,685
Non-cash compensation	92,937	71,861	84,788
Non-cash restructuring charge	13,457	61,780
Pension curtailment gain		(10,210)
Impairment losses on marketable securities	108,260	466,837	1,441,020
Loss (gain) on derivative instruments	47,629	(29,020)
Loss on impaired goodwill and intangible assets	12,908	3,100	7,743
Equity in income of unconsolidated affiliates	(1,840)	(2,691)	(6,047)
Minority interest in income of consolidated subsidiaries	7,459	5,121	6,074
Other non-cash items	1,239	779	811
Gain on sale of business units, net	(5,051)	(9,784)	(120,507)
(Gain) loss on sale of marketable securities and other investments	(21,879)	17,935	(4,097,453)
Loss on disposal of property, plant and equipment	5,748	5,972	7,717
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	27,633	144,423	(20,673)
Prepaid expenses and other current assets	(14,181)	3,315	53,930
Progress payments	183	(3,235)	(1,565)
Deferred income taxes	(192,327)	(256,147)	399,989
Other assets	1,320	(57,670)	(49,566)
Accounts payable and accrued liabilities	(5,959)	(119,406)	23,275
Accrued payroll and employee benefits	22,355	(20,365)	49,614
Income taxes payable	111,126	157,637	119,601
Other long-term liabilities	(4,362)	(646)	(18,083)

	549,482	573,486	77,502

Cash flows from investing activities:
Expenditures for property, plant and equipment	(43,362)	(89,161)	(120,128)
Acquisitions of business units, net of cash acquired	(9,424)	(15,210)	(35,396)
Purchases of debt and equity securities available-for-sale	(720,226)	(32,270)	(682,061)
Proceeds from sale of short-term investments in marketable securities and private investments	985,098	464,474	73,226
Proceeds from sale of business assets, property and equipment	105	17,315	49,721
Investments in affiliates	(12,410)	(64,529)	(98,833)
Proceeds from sale of affiliate common stock			1,589,575

	199,781	280,619	776,104

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	793,181	918	4,534
Payments on settlement of treasury lock contracts	(8,157)
Payments on notes payable and long-term debt	(1,789)	(1,983)	(7,982)
Principal payments on capital lease obligations	(162)	(156)	(1,210)
Net proceeds from subsidiary issuance of stock	444	16,464
Dividends paid to minority interest stockholders	(2,809)	(2,325)
Sales of common stock	25,866	35,249	49,845
Repurchases of common stock	(910,507)	(1,076,950)	(926,808)

	(103,933)	(1,028,783)	(881,621)

Increase (decrease) in cash and cash equivalents from continuing operations	645,330	(174,678)	(28,015)

Cash from discontinued operations	5,197	5,284	10,992
Cash and cash equivalents at beginning of year	444,914	614,308	631,331

Cash and cash equivalents at end of year	$1,095,441	$444,914	$614,308

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$95,502	$76,930	$54,308

Capital lease obligations for property and equipment	$842	$42	$381

Fair value of assets acquired in acquisitions	$23,430	$20,138	$62,459
Cash paid in acquisitions	(9,424)	(15,210)	(35,396)
Issuance of common stock in acquisitions	(5,721)		(3,000)

Liabilities assumed in acquisitions	$8,285	$4,928	$24,063

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

        Certain of the Company's majority-owned and wholly-owned subsidiaries have fiscal years ending December 31. The financial position and results of operations of these subsidiaries are included in the Company's consolidated financial statements for the years ended January 31. There were no material intervening events for these subsidiaries from December 31 through January 31 and for each of the years presented that would materially affect the consolidated financial position or results of operations. As described in Note V, the operations of the Company's joint venture, Informática, Negocios y Tecnología, S.A. ("INTESA") have been classified as discontinued operations in the consolidated balance sheets, statements of income and cash flows and the notes to consolidated financial statements. The consolidated financial statements for 2002 and 2001 have been reclassified to conform to the 2003 presentation of INTESA as discontinued operations.

        Investments in affiliates and corporate joint ventures where the Company has an ownership interest representing between 20% and 50%, or over which the Company exercises significant influence, are accounted for under the equity method whereby the Company recognizes its proportionate share of net income or loss and does not consolidate the affiliates' individual assets and liabilities. Equity investments in affiliates over which the Company does not exercise significant influence and whose securities do not have a readily determinable fair market value as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are generally carried at cost.

Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current information and actual results could differ from those estimates.

Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties and is determined based on quoted market prices, if available, or management's best estimate. It is management's belief that the carrying amounts shown for the Company's financial instruments, which include cash and cash equivalents, short-term investments in marketable securities, long-term receivables and long-term investments in marketable securities, are reasonable estimates of their related fair values. The carrying amount of cash and cash equivalents and short-term investments in marketable securities approximates fair value because of the short maturity of those instruments. The fair value of short-term and long-term investments in marketable securities is based upon quoted market prices. The fair value of long-term receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of customers and other third parties. The fair value of long-term debt is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities (Note M).

Contract Revenues

        The Company's revenues result primarily from contracts with commercial customers, the U.S. Government, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of cost plus fees, or target cost and fee with risk sharing, and others which are fixed-price or time-and-materials type contracts. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. The Company also derives revenues from maintenance contracts and from the sale of manufactured products. Revenues from maintenance contracts are recognized over the term of the respective contracts as maintenance services are provided. Amounts billed but not yet recognized as revenue under certain types of contracts are deferred in the accompanying consolidated balance sheets. Revenues from the sale of manufactured products are generally recorded when the products have been delivered to the customer.

        The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. Government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 2001. Contract revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Cash and Cash Equivalents

        Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents at January 31, 2003 and 2002 include $1,065,391,000 and $423,560,000, respectively, invested in commercial paper, institutional money market funds and time deposits.

Investments in Marketable Securities

        Marketable debt and equity securities are classified as either available-for-sale or held-to-maturity at the time of purchase. Available-for-sale securities are carried at fair market value and held-to-maturity debt securities are carried at amortized cost. Unrealized gains and losses on available-for-sale securities are carried net of related tax effects in accumulated other comprehensive income in stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific securities sold.

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

Property, Plant and Equipment

        Depreciation and amortization of buildings and related improvements are provided using the straight-line method over estimated useful lives of ten to forty years and the shorter of the lease term or ten years, respectively. Depreciation and amortization of equipment is provided using the straight-line method or the declining-balance method over their estimated useful lives of three to ten years.

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

Goodwill and Intangible Assets

        Goodwill, which represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is no longer amortized. Instead, goodwill is assessed for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets"(Note G). Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives of three to fifteen years and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Warranty Obligations

        The majority of the Company's warranty costs are incurred in connection with warranty provisions included in Telcordia's software development contracts. The Company generally offers a twelve month warranty for software defects. The liability is estimated based primarily on prior claims experience and current software license revenue subject to warranty obligations. The obligation is accrued as development contracts are performed. The Company assesses the adequacy of the reserve on a periodic basis to determine if any adjustments are necessary due to changes in actual spending by product or other factors. The changes in accrued warranty obligations are as follows:

	January 31
	2003	2002
	(In thousands)
Beginning of the year	$60,371	$54,836
New warranties and adjustments	38,446	60,830
Payments	(49,530)	(55,295)

End of the year	$49,287	$60,371

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

Stock-Based Compensation

        At January 31, 2003, the Company has five stock-based employee compensation plans, which are more fully described in Note O. The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Net income, as reported	$246,295	$18,917	$2,058,956
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(39,195)	(36,815)	(33,100)

Pro forma net income (loss)	$207,100	$(17,898)	$2,025,856

Earnings (loss) per share:
Basic—as reported	$1.26	$.09	$8.76

Basic—pro forma	$1.06	$(.08)	$8.62

Diluted—as reported	$1.21	$.08	$8.11

Diluted—pro forma	$1.02	$(.08)	$8.07

Common Stock and Earnings per Share

        Class A and Class B common stock are collectively referred to as common stock in the Notes to Consolidated Financial Statements unless otherwise indicated. Although there has never been a general public market for the Company's common stock, the Company has maintained a limited secondary market which is called the "limited market," through its wholly-owned broker-dealer subsidiary, Bull, Inc. Quarterly determinations of the price of the common stock are made by the Board of Directors pursuant to a valuation process that includes valuation input from an independent appraiser and a stock price formula. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A common stock within a broad range of financial criteria. The Board of Directors reserves the right to alter the formula and valuation process.

        Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS is computed similar to basic EPS except the weighted average number of shares of common stock outstanding is increased to include the effect of dilutive common stock equivalents, which is comprised of stock options and other stock awards granted to employees under stock-based compensation plans that were outstanding during the period.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, short-term investments in marketable securities, foreign currency forward exchange contracts and long-term receivables.

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

        Concentrations of credit risk with respect to receivables have been limited because the Company's principal customers are the various agencies of the U.S. Government and commercial customers engaged in work for the U.S. Government. Due to the ongoing downturn in the telecommunications market, the Company has concentration of credit risk on certain receivables from the Regional Bell Operating Companies ("RBOCs") and other telecommunications customers.

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

Other Comprehensive Loss

        Comprehensive income includes net income and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains or losses on the Company's available-for-sale marketable securities, derivative financial instruments and minimum pension liability adjustment as follows:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Foreign currency translation adjustments	$7,414	$(954)	$(4,000)
Deferred taxes	(2,928)	374	1,620

Net foreign currency translation adjustments	4,486	(580)	(2,380)

Unrealized loss on marketable securities	(431,324)	(687,333)	(1,371,343)
Reclassification of net realized losses	323,916	686,397	1,365,378
Deferred taxes	38,744	338	8,123

Net unrealized (loss) gain on marketable securities	(68,664)	(598)	2,158

Unrealized (loss) gain on derivatives	(18,092)	1,520
Reclassification of net realized gain (losses) on derivatives	37	(1,092)
Deferred taxes	7,301	(177)
SFAS No. 133 implementation, net of tax		443

Net unrealized (loss) gain on derivatives	(10,754)	694

Minimum pension liability adjustment, net of tax	(9,855)

Other comprehensive loss	$(84,787)	$(484)	$(222)

Recently Issued Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be measured initially at fair value and recognized when the liability is incurred rather than the date a company makes a commitment to an exit plan. Adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure provisions are effective for the year ended January 31, 2003. Adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation," which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and is effective for the fiscal year ended January 31, 2003. In addition, SFAS No. 148 also requires prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to not voluntarily adopt the recognition provisions of SFAS No. 123 and has provided the required disclosures; therefore, adoption of SFAS No. 148 did not have an impact to the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which requires consolidation of entities in which the Company does not have a majority voting interest but is deemed to have a controlling interest. FIN 46 is effective immediately for interests in entities created after January 31, 2003. For interests in entities created prior to February 1, 2003, FIN 46 is effective for the fiscal year ending January 31, 2005. FIN 46 would apply to the Company's existing synthetic leases, disclosed in Note P, however, these leases expire in August 2003. The Company intends to purchase the land and buildings at lease expiration, and therefore, FIN 46 will not apply.

Gains on Issuance of Stock by Subsidiary

        Gains on issuances of unissued shares of stock by a subsidiary are reflected as equity transactions and recorded directly to additional paid-in capital.

Reclassifications

        Certain amounts from previous years have been reclassified in the accompanying consolidated financial statements to conform to the 2003 presentation.

Accounting Change

        Effective February 1, 2002, the Company adopted SFAS No. 142, which changed the accounting for goodwill from an amortization approach to an impairment-only approach. Upon adoption, the Company did not have a transitional goodwill impairment charge and, therefore, we did not have a cumulative effect of an accounting change.

        Effective February 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 ("Statement") establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings. The adoption of SFAS No. 133 on February 1, 2001, resulted in a cumulative effect of an accounting change, net of tax, which increased net income by $711,000 and increased OCI by $443,000.

Note B — Business Segment Information:

        The Company provides diversified professional and technical services involving the application of scientific, engineering and management expertise to solve complex technical problems for a broad range of government and commercial customers in the U.S. and abroad and is also a provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. These services frequently involve computer and systems technology. The Company also designs and develops high-technology products. These products include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging and security instruments. Product revenues represented 2% of consolidated revenues in 2003 and 1% in 2002 and 2001.

        The Company defines its reporting segments using the management approach, which is based on the way the chief operating decision maker ("CODM") manages the operations within the Company for allocation of resources, decision making and performance assessment. While the Company operates in various vertical markets such as national security, telecommunications and information technology, the Company does not measure operating performance for these different markets, except in cases when a wholly-owned subsidiary or subsidiaries represent substantially all of the vertical market.

        Using the management approach, the Company has three reportable segments: Regulated, Non-Regulated Telecommunications, and Non-Regulated Other. The Company's operating groups ("Groups"), on which performance is assessed, are aggregated into the Regulated, Non-Regulated Telecommunications or Non-Regulated Other segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the Groups' services.

        Groups in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. Groups in the Non-Regulated Telecommunications and the Non-Regulated Other segments provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and Non-Regulated Other segments are not subject to specific regulatory accounting or contracting guidelines. Groups in the Non-Regulated Telecommunications segment are primarily involved in the telecommunications business area. For 2003, 2002 and 2001, the Company's Telcordia subsidiary made up the Non-Regulated Telecommunications segment. The Non-Regulated Other segment includes business from all the vertical market areas except for National Security and Space.

        The accounting policies of the reportable segments are the same as those described in Note A except that the internal measure of operating income before income taxes ("segment operating income") excludes losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and includes equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. Certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Government Cost Accounting Standards. Corporate expense variances to the agreed-upon allocations and the internal interest charge or credit ("Cost of Capital") are retained in the corporate line item. In certain circumstances, for management purposes as determined by the CODM, certain revenue and expense items are excluded from the evaluation of a Group's operating performance. Those revenue and expense items excluded from the Group's performance reporting are reflected in the corporate line item. Elimination of intersegment revenues is also reflected in the corporate line item. Sales between segments were $36,736,000, $47,471,000 and $37,750,000 in 2003, 2002 and 2001, respectively, and were recorded at cost. Asset information by segment is not a key measure of performance. However, the Company does use asset information to calculate an internal interest charge or credit and allocate this Cost of Capital to the Groups, which is included in segment operating income. The Company also monitors capital expenditures by Groups. Interest expense, as reported in the consolidated financial statements, is primarily recorded at the corporate level.

        The Company formed SAIC Venture Capital Corporation and Telcordia Venture Capital Corporation to manage its investments in publicly traded and private technology companies. The Company may also spin off technologies that are considered non-strategic but that may bring future value from an investment perspective. These activities are of an investment nature and are not reported to the CODM as part of the core operating segments of the Company and, therefore are shown as "Investment activities" in the reconciliation of segment financial information to the accompanying consolidated financial statements.

        As discussed in Note V, prior year segment information has been conformed to the 2003 presentation of INTESA as discontinued operations. Therefore, 2002 and 2001 segment information no longer reflects operating results of INTESA.

        The following table summarizes segment information:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Revenues:
Regulated	$4,382,026	$3,920,231	$3,653,785
Non-Regulated Telecommunications	1,083,557	1,435,431	1,603,758
Non-Regulated Other	449,160	461,307	372,406
Corporate	(12,073)	(45,949)	(24,964)

Total reportable segment revenues	$5,902,670	$5,771,020	$5,604,985

Segment operating income (loss):
Regulated	$329,383	$258,759	$269,028
Non-Regulated Telecommunications	200,427	188,778	192,973
Non-Regulated Other	34,764	49,744	(11,721)
Corporate	(57,429)	(66,412)	(56,468)

Total reportable segment operating income	$507,145	$430,869	$393,812

Capital expenditures:
Regulated	$16,574	$29,999	$30,622
Non-Regulated Telecommunications	13,591	49,673	75,945
Non-Regulated Other	4,128	7,060	6,521
Corporate	9,058	2,418	6,643

Total reportable segment capital expenditures	43,351	89,150	119,731
Investing activities	11	11	397

Total consolidated capital expenditures	$43,362	$89,161	$120,128

        The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Depreciation and amortization:
Regulated	$20,885	$37,297	$40,406
Non-Regulated Telecommunications	64,797	81,794	86,986
Non-Regulated Other	3,789	7,171	8,780
Corporate	6,735	6,073	5,468

Total reportable segment depreciation and amortization	96,206	132,335	141,640
Investing activities	65	77	45

Total consolidated depreciation and amortization	$96,271	$132,412	$141,685

        The following reconciles total reportable segment operating income to the Company's consolidated operating income:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Total reportable segment operating income	$507,145	$430,869	$393,812
Investment activities	(5,474)	(8,162)	(1,981)
Loss on impaired intangible assets	(12,908)	(3,100)	(7,743)
Net gain on sale of business units	5,051	9,784	120,507
Equity in (income) loss of unconsolidated affiliates	(1,840)	(2,691)	(6,047)
Minority interest in income of consolidated subsidiaries	7,459	5,121	6,074

Total consolidated operating income	$499,433	$431,821	$504,622

        The following tables summarize revenues and long-lived assets, which includes property, plant and equipment, intangible assets, goodwill, long-term investments in marketable securities, prepaid pension assets and other assets, by geographic location:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Revenues:
United States	$5,739,239	$5,594,557	$5,456,035
United Kingdom	149,704	154,665	124,843
Other international	13,727	21,798	24,107

Total consolidated revenues	$5,902,670	$5,771,020	$5,604,985

	January 31
	2003	2002
	(In thousands)
Long-lived assets:
United States	$1,277,568	$2,209,763
United Kingdom	10,393	11,998
Other international	11,917	11,273

Total consolidated long-lived assets	$1,299,878	$2,233,034

        During 2003, 2002 and 2001, approximately 69%, 61% and 56%, respectively, of the Company's consolidated revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Regulated segment revenues. Revenues from the U.S. Army represent 11% of consolidated revenues in 2003. No other customer or single contract accounted for revenues greater than 10% of the Company's consolidated revenues in 2003, 2002 and 2001.

Note C — Composition of Certain Financial Statement Captions:

	January 31
	2003	2002
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$42,828	$40,121
Inventories	18,665	18,580
Other	28,571	23,692

	$90,064	$82,393

Short-term investments in marketable securities:
Available-for-sale marketable securities	$1,093,455	$672,145
Derivative instruments		36,800

	$1,093,455	$708,945

Property, plant and equipment at cost:
Computers and other equipment	$392,412	$396,133
Buildings and improvements	251,761	232,388
Leasehold improvements	131,186	140,298
Office furniture and fixtures	55,448	69,653
Land	67,026	66,307
Land held for future use	702	702

	898,535	905,481
Less accumulated depreciation and amortization	492,272	448,530

	$406,263	$456,951

Long-term investments in marketable securities:
Available-for-sale marketable securities	$19,301	$628,894
Derivative instruments		186,654

	$19,301	$815,548

Other assets:
Investments in affiliates (Note F)	$108,222	$187,941
Other long-term receivables	28,376	29,432
Other	14,700	12,444

	$151,298	$229,817

Accounts payable and accrued liabilities:
Accounts payable	$191,582	$160,676
Other accrued liabilities	337,893	316,049
Deferred revenue	308,484	347,797
Collections in excess of revenues on uncompleted contracts	101,086	123,418

	$939,045	$947,940

Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees' compensation	$209,603	$210,927
Accrued vacation	133,992	117,596
Accrued contributions to employee benefit plans	38,077	29,960

	$381,672	$358,483

Other long-term liabilities:
Other postretirement benefits	$162,827	$161,430
Minimum pension liability	12,772
Accrued pension liabilities	15,465	16,400
Deferred compensation	40,098	35,165
Other	38,185	27,698

	$269,347	$240,693

Accumulated other comprehensive (loss) income:
Unrealized net (loss) gain on marketable securities and derivative instruments	$(633)	$78,786
Minimum pension liability	(9,855)
Foreign currency translation adjustments	(3,001)	(7,488)

	$(13,489)	$71,298

Note D — Short-term and Long-term Investments in Marketable Securities:

        The aggregate cost basis, gross unrealized gains and losses and market value of short-term and long-term available-for-sale investments by major security type are as follows:

	Cost basis	Unrealized gains	Unrealized losses	Market value
	(In thousands)
At January 31, 2003:
U.S. Government and agency securities	$199,221	$1,384	$(3)	$200,602
Corporate obligations	267,585	1,557	(181)	268,961
Equity securities	5,597	10,686	(537)	15,746
Municipal debt	218,909	577	(50)	219,436
Asset-backed and mortgage-backed securities	211,795	1,500	(153)	213,142
Other	194,846	23		194,869

	$1,097,953	$15,727	$(924)	$1,112,756

At January 31, 2002:
U.S. Government and agency securities	$52,026	$402	$(26)	$52,402
Corporate obligations	116,200	1,221	(61)	117,360
Equity securities	760,390	96,330	(169,887)	686,833
Municipal debt	67,835	945		68,780
Asset-backed and mortgage-backed securities	89,024	723	(72)	89,675
Other	285,995		(6)	285,989

	$1,371,470	$99,621	$(170,052)	$1,301,039

        As fully described in Note H, the Company hedged the equity price risk of certain available-for-sale marketable securities using equity collars. In 2003, the Company liquidated all of its remaining shares in VeriSign, Inc. ("VeriSign") and Amdocs Limited ("Amdocs") and the equity collars that hedged those shares. As a result, there are no derivative instruments included in short-term investments in marketable securities and long-term investments in marketable securities at January 31, 2003. At January 31, 2002, the fair value of derivative instruments are included in the consolidated balance sheet captions "Short-term investments in marketable securities" and "Long-term investments in marketable securities."

        At January 31, 2003, $542,530,000 of debt securities have contractual maturities of one year or less, and $550,924,000 of debt securities have contractual maturities of two to five years. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity date and as a result of features of the securities that enable either the Company, the issuer, or both to redeem these securities in part or in full at an earlier date.

        Gross realized gains and losses from sales of available-for-sale securities included in "Net (loss) gain on marketable securities and other investments, including impairment losses" in the statement of income are as follows:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Gross realized gains	$27,541	$10,906	$21,436
Gross realized losses	(11,241)	(51,854)	(4)

	$16,300	$(40,948)	$21,432

Note E — Receivables, Net:

        Receivables consist of the following:

	January 31
	2003	2002
	(In thousands)
Receivables less allowance for doubtful accounts of $28,068 and $35,932 at January 31, 2003 and 2002, respectively:
Billed	$831,917	$801,446
Unbilled, less progress payments of $655 and $472 at January 31, 2003 and 2002, respectively	271,704	324,300
Contract retentions	23,963	22,757

	$1,127,584	$1,148,503

        Unbilled receivables at January 31, 2003 and 2002 include $50,250,000 and $45,349,000, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the year. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company's control. Based on the Company's historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note F — Acquisitions and Investments in Affiliates:

        At January 31, 2003, the Company has five equity investments, accounted for under the equity method as described in Note A, with the Company's ownership ranging from 30% to 50%.

        The carrying value of the Company's equity method investments was $25,365,000 and $31,401,000 at January 31, 2003 and 2002, respectively, which includes the unamortized excess of the Company's equity investments over its equity in the underlying net assets of $3,185,000 and $4,774,000, respectively. The Company also has cost method investments of $82,857,000 and $156,540,000 at January 31, 2003 and 2002, respectively.

        The Company completed acquisitions of certain business assets and companies in 2003 and 2002, which individually were not considered significant business combinations in the year acquired. In some cases, the Company acquired all the issued and outstanding common stock of certain companies while in other cases, the Company acquired certain specific assets and liabilities. All of these acquisitions have been accounted for under the purchase method of accounting and the operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The aggregate excess of the purchase price over fair value of the net tangible assets acquired has been allocated to other identifiable intangible assets and goodwill.

        In 2003, the Company completed four acquisitions for an aggregate purchase price of approximately $16,132,000, which consisted of approximately $9,424,000 in cash, 202,105 shares of the Company's Class A common stock with a fair value of approximately $5,721,000 and future acquisition payments of $987,000. The amount of purchase price assigned to identifiable intangible assets and goodwill was $1,361,000 and $13,609,000, respectively. Potential contingent payments related to these acquisitions are approximately $2,600,000, payable through 2004, of which $1,500,000 would be treated as incremental purchase price. Certain of these acquisitions have been recorded based on preliminary financial information. The Company does not anticipate a material change to the aggregate purchase price or assets acquired and liabilities assumed. As all 2003 acquisitions in the aggregate are not considered significant business combinations, pro forma financial information is not presented.

        In 2002, the Company completed five acquisitions for an aggregate purchase price of approximately $17,334,000, which consisted of approximately $15,210,000 in cash and future acquisition payments of $2,124,000. Approximately $261,000 and $10,068,000 of the purchase price was assigned to other identifiable intangible assets and goodwill, respectively. Potential contingent payments related to these acquisitions are approximately $4,160,000, payable through 2004, of which none would be treated as incremental purchase price. As all 2002 acquisitions in the aggregate are not considered significant business combinations, pro forma financial information is not presented.

Note G — Goodwill and Intangible Assets:

        Effective February 1, 2002, the Company completed its implementation of SFAS No. 142 and reclassified one intangible asset for assembled workforce of $1,513,000 to goodwill and determined that it would not have a transitional goodwill impairment charge. The SFAS No. 142 goodwill impairment test is a two-step process. The first step consists of estimating the fair values of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit's assets and liabilities from its estimated fair value which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units' goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected January 31 as its annual testing date. As a result of the Company's annual assessment as of January 31, 2003, no impairment was indicated. However, as a result of the loss of certain significant contracts and proposals related to three reporting units, the Company determined during 2003 that the goodwill assigned to those reporting units had become impaired. Accordingly, the Company recorded goodwill impairment charges totaling $12,908,000, $3,100,000 and $5,108,000 in 2003, 2002 and 2001, respectively.

        The changes in the carrying amount of goodwill by segment as of January 31, 2003 are as follows:

	Regulated	Non-Regulated Telecommunications	Non-Regulated Other	Total
	(In thousands)
Goodwill at February 1, 2002	$78,555	$52,502	$18,456	$149,513
Acquisitions	13,609			13,609
Foreign currency translation		184	2,307	2,491
Impairments	(12,908)			(12,908)
Adjustments	18	(6,418)	(11,142)	(17,542)
Reclassification of assembled workforce intangible asset	1,513			1,513

Goodwill at January 31, 2003	$80,787	$46,268	$9,621	$136,676

        During 2003, the Company reduced goodwill by $17,560,000 at two reporting units as a result of the settlement of outstanding terms and conditions of the original purchase agreement, which resulted in a refund of amounts paid in the purchase.

        Intangible assets consist of the following:

	January 31, 2003			January 31, 2002
	Gross carrying value	Accumulated amortization	Net	Gross carrying value	Accumulated amortization	Net
	(In thousands)
Amortizable intangible assets:
Software and technology	$60,984	$42,246	$18,738	$80,980	$57,271	$23,709
Patents	12,163	4,220	7,943	12,163	3,413	8,750
Customer contracts	5,662	4,472	1,190	4,484	3,500	984
Other	591	300	291	6,845	6,733	112
Assembled workforce				2,300	787	1,513

Total amortizable intangible assets	$79,400	$51,238	$28,162	$106,772	$71,704	$35,068

        Software and technology with a gross carrying value of $20,000,000 and other intangible assets with a gross carrying value of $6,570,000 became fully amortized at January 31, 2002 and, therefore, are no longer reflected in the gross carrying value at January 31, 2003. Amortization expense related to amortizable intangible assets was $6,897,000, $10,367,000 and $17,770,000 for 2003, 2002 and 2001,

respectively. Based on the intangible assets as of January 31, 2003, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows:

Year ending January 31	(In thousands)
2004	$5,262
2005	5,172
2006	4,973
2007	3,989
2008	855
Thereafter	7,911

$28,162

        Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

        In 2003 and 2002, the Company did not recognize an impairment loss on intangible assets since there were no circumstances or events that indicated a possible impairment. In 2001, the Company recognized impairment losses on intangible assets of $2,635,000.

        The following unaudited information presents adjusted net income and earnings per share as if the Company adopted SFAS No. 142 effective February 1, 2000 and, accordingly, did not amortize goodwill and the assembled workforce intangible asset during 2002 and 2001.

	Year ended January 31
	2003	2002	2001
	(In thousands)
Net income:
Income from continuing operations, as reported	$246,556	$10,777	$2,055,149
Amortization of goodwill, net of tax		18,119	18,917

Adjusted income from continuing operations	246,556	28,896	2,074,066
(Loss) income from discontinued operations, net of tax	(261)	7,429	3,807
Cumulative effect of accounting change, net of tax (Note A)		711

Adjusted net income	$246,295	$37,036	$2,077,873

Basic earnings per share:
Income from continuing operations, as reported	$1.26	$.05	$8.74
Amortization of goodwill, net of tax		.08	.08

Adjusted income from continuing operations	1.26	.13	8.82
Income from discontinued operations, net of tax		.03	.02
Cumulative effect of accounting change, net of tax		.01

Adjusted net income	$1.26	$.17	$8.84

Diluted earnings per share:
Income from continuing operations, as reported	$1.21	$.05	$8.09
Amortization of goodwill, net of tax		.08	.07

Adjusted income from continuing operations	1.21	.13	8.16
Income from discontinued operations, net of tax		.03	.02

Adjusted net income	$1.21	$.16	$8.18

Note H — Derivative Financial Instruments:

        The Company is exposed to certain market risks which are inherent in certain transactions entered into in the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company has a risk management policy in place which is used to assess and manage cash flow and fair value exposures. The policy permits the use of derivative instruments with certain restrictions and appropriate authorization. The Company presently uses derivative instruments to manage exposures to foreign currency and interest rate risks and uses natural hedges to minimize exposure for net investments in foreign subsidiaries. The Company does not hold derivative instruments for trading or speculative purposes.

Equity Securities Price Risk

        The Company's portfolio of publicly-traded equity securities is subject to market price risk and there are instances where the Company will use derivative instruments to manage this risk of potential loss in fair value resulting from decreases in market prices. In 2002, the Company entered into equity collars, scheduled to expire at various dates from February 2002 through May 2004, to mitigate the risk of significant price fluctuations of certain of its marketable equity securities. Equity collars are derivative instrument transactions where the Company locks in a ceiling and floor price for the underlying equity security. These derivative instruments were designated as fair value hedges of the underlying marketable equity securities and, therefore, the changes in fair value of the derivative instruments and the hedged items attributable to the hedged risk were recorded in the statement of income. During 2003, one of the equity collars on certain shares of the Company's investment in Amdocs matured and the Company liquidated all of its remaining VeriSign and Amdocs shares and related equity collars for total gross proceeds of $631,404,000 and a net gain before income taxes of $23,985,000. At January 31, 2003, the Company no longer holds equity collars or has investments in shares of VeriSign or Amdocs. At January 31, 2002, the fair values of the equity collars of $36,800,000 and $186,654,000 were included in short-term and long-term investments in marketable securities, respectively (Note D).

        Prior to the liquidation of the equity collars, a net loss before income taxes of $44,438,000 for the ineffective portion of changes in the fair value of the collars was recorded in earnings in 2003 (Note U) compared to a net gain of $30,812,000 in 2002.

Foreign Currency Risk

        Although the majority of the Company's transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company's objective in managing its exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company currently manages cash flow exposure of receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. Foreign currency forward exchange contracts are contracts requiring the Company to exchange a stated quantity of foreign currency for a fixed amount of a second currency, typically U.S. dollars. At January 31, 2003, currencies hedged were the Canadian dollar and the Euro. The Company has designated certain of its foreign currency forward exchange contracts as cash flow hedges of transactions forecasted to occur by December 2005, primarily related to sales contracts and receivables. The effective portion of the change in the fair value of these derivatives is recorded in comprehensive income and recognized in the income statement when the related hedged item affects earnings. Other foreign currency forward exchange contracts manage similar exposures but do not qualify for hedge accounting due to changes in terms of the anticipated transactions. In 2003, those contracts designated as cash flow hedges were fully effective and a net loss of $214,000 was recognized as a component of accumulated other comprehensive income in stockholders' equity compared to a net gain of $866,000 in 2002. Net gain on the remaining foreign currency forward exchange contracts was not material in 2003 and 2002. At January 31, 2003, the fair value of the foreign currency forward exchange contracts of $203,000 and $456,000 has been reflected in other current assets and other assets, respectively. As of January 31, 2002, the fair value of $518,000 and $1,001,000 has been reflected in other current assets and other assets, respectively.

Interest Rate Risk

        As described in Note M, the Company issued $800,000,000 of fixed rate debt on June 28, 2002. In anticipation of this debt issuance, in June 2002, the Company entered into a series of treasury lock contracts to economically lock in the effective borrowing rate on portions of the anticipated debt issuance. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, the Company was required to pay $8,157,000 in 2003 to settle the treasury lock contracts upon the debt issuance. Since the treasury lock contracts were designated as cash flow hedges that were fully effective, the net of tax loss of $4,852,000 was recorded in 2003 as a component of accumulated other comprehensive income in stockholders' equity and is being amortized to interest expense over the terms of the related debt.

        In January 2002, the Company entered into four forward starting interest rate swap agreements ("swap agreements"). These swap agreements were entered into to take advantage of the current market conditions and manage exposure to fluctuations in interest rates relating to refinancing two operating leases that will expire in August 2003 (Note P). The Company intends to purchase the land and buildings upon lease expiration. Using the swap agreements, the Company is managing its overall related future net cash outflow to be a fixed amount starting in September 2003 through August 2008. When the land and buildings are purchased, the Company will make payments to a third party lender based on a variable interest rate. Under the terms of the swap agreements, the Company will either pay to or receive from the swap agreements' counterparty an amount which will effectively make the net cash outflow a fixed amount. The Company has designated these swap agreements as cash flow hedges of the future variable rate payments it will make on the land and buildings starting in September 2003 through August 2008. At January 31, 2003 and 2002, these swap agreements were deemed fully effective and a net loss of $5,652,000 and net gain of $45,000 was recognized as a component of accumulated other comprehensive income in stockholders' equity, respectively. The effective portion of the change in fair value of the swap agreements will be recognized in earnings when the payments are made to the third party lender. At January 31, 2003 and 2002, the fair value of the swap agreements of $9,504,000 and $75,000 has been reflected in other long-term liabilities and other assets, respectively.

Other Derivatives

        Through its venture capital subsidiaries, the Company holds investments in equity securities of private and publicly-held companies. Certain of these investments include warrants to purchase equity securities of these companies. Warrants that can be net settled at the time of exercise, which means the Company would receive the difference between the exercise price and fair value of the additional shares, are deemed derivative financial instruments and are not designated as hedging instruments. Changes in the value of these derivatives are reflected in income each period. In 2003 and 2002, net loss before income taxes of $3,191,000 and $1,792,000 related to the change in fair value of these derivatives have been included in "Net (loss) gain on marketable securities and other investments, including impairment losses" (Note U). The fair value of these instruments was $385,000 and $3,466,000 at January 31, 2003 and 2002, respectively, and was reflected in other assets.

Note I — Revolving Credit Facilities:

        On July 31, 2002, the Company entered into two new revolving credit facilities ("credit facilities") totaling $750,000,000 with a group of financial institutions. The credit facilities provide for (i) a five-year revolving credit facility of up to $500,000,000 and (ii) a 364-day revolving credit facility of up to $250,000,000 and they replaced the Company's previous revolving credit facility that terminated on July 30, 2002. Borrowings under the new facilities are unsecured and bear interest at a rate determined, at the Company's option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. As of January 31, 2003, the Company was in compliance with all financial covenants under the new credit facilities.

        There were no balances outstanding under the previous credit facility at January 31, 2002 or when it terminated and there were no balances outstanding under the new facilities as of January 31, 2003. As of January 31, 2003, the entire $750,000,000 was available under the most restrictive debt covenants of the credit facilities. During 2003 and 2001, the Company did not borrow under either its new or old credit facilities. In 2002, the maximum and average amounts outstanding under the old credit facilities were $120,000,000 and $31,319,000, respectively. The weighted average interest rate in 2002 was 4.3% based upon average daily balances.

Note J — Employee Benefit Plans:

        The Company has one principal Profit Sharing Retirement Plan ("PSRP") in which eligible employees participate. Until January 1, 2002, participants' interests vested 25% per year in the third through sixth year of service. Effective January 1, 2002, the vesting schedule was changed so that participants' interests vest 20% per year in the first through fifth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Contributions charged to income under the PSRP were $16,944,000, $31,800,000 and $41,638,000 for 2003, 2002 and 2001, respectively.

        The Company has an Employee Stock Retirement Plan ("ESRP"), formerly known as the Employee Stock Ownership Plan, in which eligible employees participate. Cash or stock contributions to the ESRP are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes the fair value of the Company's common stock or the amount of cash contributed in the year of contribution as compensation expense. The vesting requirements for the ESRP are the same as for the PSRP. Any participant who leaves the Company, whether by retirement or otherwise, may be able to elect to receive either cash or shares of Company common stock as a distribution from their account. Shares of Company common stock distributed from the ESRP bear a limited put option that, if exercised, would require the Company to repurchase all or a portion of the shares at their then current fair value during two specified 60-day periods following distribution. If the shares are not put to the Company during the specified periods, the shares no longer bear a put option, and the Company will not be required to repurchase the shares. At January 31, 2002, shares distributed from the ESRP with the limited put option represent a potential repurchase obligation of $42,175,000. During 2003, only $1,605,000 of the total outstanding at January 31, 2002 was actually put to the Company. At January 31, 2003, shares distributed from the ESRP that bear a limited put option represented a potential repurchase obligation of $38,038,000. At January 31, 2003 and 2002, the ESRP held 49,833,146 and 53,344,888 shares of Class A common stock, respectively, and 18,608 and 24,887 shares of Class B common stock, respectively, with a combined fair value of $1,435,872,000 and $1,774,115,000, respectively. Contributions charged to income under the ESRP were $51,542,000, $29,392,000 and $12,878,000 for 2003, 2002 and 2001, respectively.

        The Company has one principal Cash or Deferred Arrangement ("CODA") which allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions to the CODA charged to income were $25,551,000, $22,493,000 and $21,057,000 for 2003, 2002 and 2001, respectively.

        Previously, the Company sponsored two contributory savings plans for Telcordia employees. During 2002, the two plans were merged. The plan allows eligible Telcordia employees to defer a portion of their pre-tax income through contributions and contribute a portion of their income on an after-tax basis. Such deferrals are fully vested, are not taxable to the participant until distributed upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions charged to income were $15,842,000, $21,157,000 and $20,669,000 for 2003, 2002 and 2001, respectively.

        The Company has two principal bonus compensation plans, the Bonus Compensation Plan and the Annual Incentive Plan ("AIP"), which provide for bonuses to reward outstanding performance. The AIP was assumed in connection with the acquisition of Telcordia in 1998. Bonuses are paid in the form of cash, fully vested shares of Class A common stock or vesting shares of Class A common stock. Awards of vesting shares of Class A common stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The fair market value of these vesting shares awarded is recorded as unearned compensation which is included in stockholders' equity and amortized over the vesting period. The amounts charged to income under these plans were $96,121,000, $97,119,000 and $111,971,000 for 2003, 2002 and 2001, respectively.

        The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the "Stock Compensation Plans." The Stock Compensation Plans provide for awards of share units to eligible employees, which generally correspond to shares of Class A common stock, held in trust for the benefit of participants. Participants' interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The fair market value of shares awarded under these plans is recorded as unearned compensation which is included in stockholders' equity and amortized over the vesting period. The amounts charged to income under these plans were $6,635,000, $5,801,000 and $4,995,000 for 2003, 2002 and 2001, respectively.

        The Company also has an Employee Stock Purchase Plan ("ESPP") which allows eligible employees to purchase shares of the Company's Class A common stock at a discount of 15% of the existing fair market value. For 2002 and 2001, the discount was 10%. There are no charges to income under this plan because it is a non-compensatory plan. The pro forma effect on net income and earnings per share of compensation expense under SFAS No. 123, "Accounting for Stock-Based Compensation" is presented in Note A. At January 31, 2003, 7,000,000 shares of Class A common stock were reserved for issuance under the ESPP.

        The Company has two deferred compensation plans. The Keystaff Deferral Plan is maintained for the benefit of key executives and directors and allows eligible participants to elect to defer a portion of their compensation. The Company makes no contributions to the accounts of participants under this plan but does credit participant accounts for deferred compensation amounts and interest earned. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (7.4% in 2003). Deferred balances will generally be paid upon the later of the attainment of age 65, ten years of plan participation or retirement, unless participants obtain approval for an early pay-out. The Key Executive Stock Deferral Plan is maintained for the benefit of directors and certain key executives. Eligible participants may elect to defer a portion of their compensation into a trust established by the Company which invests in shares of Class A common stock. The Company makes no contributions to the accounts of participants. Deferred balances will generally be paid upon retirement or termination.

Note K — Pension and Other Postretirement Benefit Plans:

        Employees and retirees of the Company's Telcordia subsidiary participate in defined benefit pension plans and postretirement health and life insurance benefit programs. These plans have a December 31 measurement date. In addition, the Company has a foreign defined benefit pension plan with a measurement date of January 31 for certain employees in the United Kingdom. All of these defined benefit plans are disclosed in the aggregate.

	Pension benefits		Postretirement benefits other than pensions
	Year ended January 31
	2003	2002	2003	2002
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,312,870	$1,188,649	$206,562	$235,091
Service cost	28,549	32,921	2,070	6,166
Interest cost	96,967	92,691	14,453	16,482
Plan participants' contributions	863	863	720	2,408
Plan amendments		(22,656)	1,746	(41,597)
Actuarial loss	178,388	38,017	17,514	7,131
Net portability transfers paid during the year	(137)	(999)
Benefits paid	(122,693)	(84,257)	(11,434)	(11,857)
Acquisition		38,188
Special termination benefits	17,309	61,780
Plan curtailments		(30,517)		(7,262)
Foreign currency translation	8,389	(1,810)

Projected benefit obligation at end of year	$1,520,505	$1,312,870	$231,631	$206,562

Change in plan assets:
Fair value of plan assets at beginning of year	$1,733,800	$1,832,920	$52,693	$56,565
Actual loss on plan assets	(150,686)	(56,840)	(5,867)	(3,359)
Company contributions	4,649	3,455	10,174	8,936
Plan participants' contributions	863	863	720	2,408
Net portability transfers paid during the year	(137)	(999)
Benefits paid	(122,693)	(84,257)	(11,434)	(11,857)
Acquisition		40,333
Foreign currency translation	5,479	(1,675)

Fair value of plan assets at end of year	$1,471,275	$1,733,800	$46,286	$52,693

Funded status at end of year	$(49,230)	$420,930	$(185,345)	$(153,869)
Unrecognized net actuarial loss	615,978	131,463	58,035	34,036
Unrecognized prior service cost	(20,238)	(22,656)	(35,517)	(41,597)

Net prepaid (accrued) benefit cost	$546,510	$529,737	$(162,827)	$(161,430)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$558,178	$546,137
Accrued benefit cost	(15,465)	(16,400)	$(162,827)	$(161,430)
Additional minimum liability	(12,772)
Accumulated other comprehensive income (pre-tax)	16,569

Net prepaid (accrued) benefit cost	$546,510	$529,737	$(162,827)	$(161,430)

Weighted-average assumptions:
Discount rate	6.50%	7.25%	6.50%	7.25%
Expected return on plan assets	8.00%	9.00%	8.00%	9.00%
Rate of compensation increase	4.75%	4.75%	4.75%	4.75%

        The fair value of the pension assets of the foreign pension plan was less than the accumulated benefit obligation at January 31, 2003. As a result, an additional minimum pension liability and an after-tax reduction of $9,855,000 to stockholders' equity were recognized.

        Included in the table above is the liability relating to three unfunded, non-qualified plans that provide benefits to certain members of management at Telcordia. The following information relates to those plans and to the foreign pension plan in the United Kingdom, all of which have an accumulated benefit obligation in excess of plan assets:

	January 31
	2003	2002
	(In thousands)
Projected benefit obligation	$77,124	$19,890

Accumulated benefit obligation	$59,818	$15,234

Fair value of plan assets	$33,550

        For measurement purposes, a 9.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.25% for 2009 and remain at that level thereafter.

	Pension benefits			Postretirement benefits other than pensions
	Year ended January 31
	2003	2002	2001	2003	2002	2001
	(In thousands)
Components of net periodic benefit cost:
Service cost	$28,549	$32,921	$27,542	$2,070	$6,166	$5,250
Interest cost	96,967	92,691	84,525	14,453	16,482	15,376
Expected return on plan assets	(149,806)	(173,055)	(155,695)	(4,709)	(5,324)	(4,796)
Amortization of actuarial (gain) loss	(1,879)	145	(1,210)	4,091	(149)	(221)
Amortization of prior service cost	(2,418)			(4,334)
Charges for special termination benefit	17,309	61,780
Curtailment gain		(10,210)
Other adjustments		80			257

Net periodic benefit (income) cost	$(11,278)	$4,352	$(44,838)	$11,571	$17,432	$15,609

        During 2002, participants in one of the Telcordia pension plans were offered the choice of remaining under the traditional benefit formula, for which benefits are based on a stated percentage of final average pay, or instead, transferring to a cash balance formula, under which benefits are based on a structure similar to a savings account. Employees who chose the cash balance formula forfeited their eligibility to receive employer provided postretirement health and welfare benefits upon their retirement. The impact of the 2002 cash balance conversion is reflected as plan amendments in the results shown above.

        As described in Note S, Telcordia's workforce reductions resulted in special termination pension benefits of $13,457,000 and $61,780,000 in 2003 and 2002, respectively, and a curtailment gain of $10,210,000 in 2002 attributable to the employees that were part of the reduction in workforce. In addition, a workforce reduction in the United Kingdom resulted in special termination benefits of $3,852,000 in 2003. These amounts are included in the determination of net periodic pension cost.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health benefit programs. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	One-percentage point increase	One-percentage point decrease
	(In thousands)
Effect on total service and interest cost components	$1,642	$(1,376)
Effect on postretirement benefit obligation	$17,869	$(15,160)

        The Company also makes contributions to a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan. If the Company were to cease to be the contractor as a result of a recompetition process, this defined benefit pension plan would transfer to the new contractor. In addition, certain employees at AMSEC LLC, a consolidated joint venture, continue to participate in a defined benefit pension and a retiree medical and life insurance plan sponsored by the other joint venture participant. AMSEC LLC recorded expense of $1,533,000, $1,114,000, and $1,154,000 in 2003, 2002 and 2001, respectively, for payments made to the other joint venture partner for the cost of the benefits these plans provide.

Note L — Income Taxes:

        The provision for income taxes includes the following:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Current:
Federal	$270,530	$213,061	$731,393
State	34,330	36,365	156,708
Foreign	1,270	7,033	4,988
Deferred:
Federal	(182,553)	(235,804)	318,470
State	(12,644)	(17,756)	6,075
Foreign	(161)	1,387	1,067

	$110,772	$4,286	$1,218,701

        Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

	January 31
	2003	2002
	(In thousands)
Employee benefit contributions	$(167,112)	$(164,149)
Unrealized net losses (gains) on marketable securities	56,017	(214,065)
Accrued liabilities	45,390	39,887
Accrued vacation pay	40,213	35,541
Deferred compensation	29,524	24,503
Vesting stock bonuses	21,641	22,896
Credit carryforwards	21,168	16,617
Investment in subsidiaries and affiliates	(7,295)	(16,052)
State taxes	5,999	5,375
Depreciation and amortization	(5,491)	20,781
Other	3,776	13,906
Deferred revenue	(1,864)	15,595

Net deferred tax assets (liabilities)	$41,966	$(199,165)

        A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income from continuing operations before income taxes follows:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Amount computed at statutory rate	$125,065	$5,272	$1,145,848
State income taxes, net of federal tax benefit	13,661	12,422	86,801
Contribution of appreciated property	(30,549)	(18,092)	(3,442)
Change in tax accruals	25,088	19,066	6,406
Research and experimentation tax credits	(21,500)	(15,165)	(23,000)
Non-deductible items	1,513	2,584	4,255
Foreign income taxed at lower rates	(2,024)	(2,555)	(586)
Amortization of goodwill		2,255	4,081
Non-taxable interest income	(798)	(1,100)	(1,089)
Other	316	(401)	(573)

	$110,772	$4,286	$1,218,701

Effective income tax rate	31.0%	28.5%	37.2%

        The Company has State tax credit carryforwards of approximately $32,566,000 that will begin to expire in the year ending January 31, 2006.

        Income taxes paid in 2003, 2002 and 2001 amounted to $172,786,000, $100,235,000 and $706,129,000, respectively.

Note M — Notes Payable and Long-Term Debt:

        Notes payable and long-term debt consists of the following:

	January 31
	2003	2002
	(In thousands)
10-year notes	$547,831
30-year notes	247,959
6.75% notes	93,881	$92,927
Mortgage payable collateralized by real property	6,150	6,350
Other notes payable	17,561	15,207

	913,382	114,484
Less current portion	16,752	14,694

	$896,630	$99,790

        On June 28, 2002, the Company completed a private offering of $550,000,000 of 10-year senior unsecured notes ("10-year notes") and $250,000,000 of 30-year senior unsecured notes ("30-year notes"). The 10-year notes are due on July 1, 2012 and pay interest at 6.25% on a semi-annual basis beginning January 1, 2003. The 30-year notes are due on July 1, 2032 and pay interest at 7.125% on a semi-annual basis beginning January 1, 2003. The Company amortizes the note discounts, issuance costs and the loss on the treasury lock contracts (Note H) to interest expense, which results in an effective interest rate of 6.5% for the 10-year notes and 7.43% for the 30-year notes. Subsequent to the private offering in 2003, the Company completed an exchange of substantially all the private notes for new notes registered with the Securities and Exchange Commission ("SEC"). These new registered notes are identical in terms to the notes issued on June 28, 2002. The fair values of the 10-year notes and 30-year notes exceeded the carrying value by $45,691,000 and $24,880,000, respectively, at January 31, 2003.

        In January 1998, the Company issued $100,000,000 of 6.75% notes with a nominal discount ("6.75% notes") which are due February 1, 2008 with interest payable semi-annually from August 1, 1998. The 6.75% notes have an effective interest rate of 8.3%, due principally to the amortization of a loss on a forward treasury lock agreement, the discount on issuance of the notes and underwriting fees associated with the offering. The fair value of the 6.75% notes exceeded the carrying value by $18,203,000 and $5,578,000 at January 31, 2003 and 2002, respectively.

        The Company is subject to certain restrictions on the notes discussed above, such as limitations on liens, sale and leaseback transactions and consolidation, merger and sale of assets. As of January 31, 2003, the Company was in compliance with the restrictions.

        The Company assumed a $6,919,000 mortgage note in connection with the purchase of land and a building in 1997. Terms of the note include quarterly payments of principal and interest until December 2016. The interest rate is adjusted annually and was 4.5% and 6.2% in 2003 and 2002, respectively. Additionally, the Company has various other notes payable with interest rates from 6.0% to 7.3% that are due over the next seven years.

        Maturities of notes payable and long-term debt are as follows:

Year ending January 31	(In thousands)
2004	$16,752
2005	654
2006	462
2007	448
2008	462
2009 and after	894,604

$913,382

Note N — Earnings Per Share:

        A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year ended January 31
	2003			2002			2001
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Net income	$246,295			$18,917			$2,058,956

Basic EPS		195,843	$1.26		215,016	$.09		235,037	$8.76

Effect of dilutive securities:
Stock options		6,982			13,050			18,427
Other stock awards		345			399			490

Diluted EPS		203,170	$1.21		228,465	$.08		253,954	$8.11

        Options to purchase 21,660,000 shares of common stock at prices ranging from $28.90 to $33.06 per share were outstanding during 2003 but were not included in the computation of diluted EPS at January 31, 2003 because the effect of such options would be antidilutive. In addition, options to purchase 1,319,000 shares of common stock at $30.87 per share were outstanding during 2001 but were excluded as their effect was also antidilutive. Such options expire at various dates through January 2008.

Note O — Common Stock and Options:

        The Company has options outstanding under various stock option plans. Options are granted with exercise prices not less than the fair market value at the date of grant and for terms not greater than ten years. Options granted under these plans generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively.

        The pro forma compensation costs presented in Note A were determined using weighted-average per share fair values of options granted in 2003, 2002 and 2001 of $6.61, $6.31 and $7.41, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001: no dividend yield, no volatility, risk-free interest rates ranging from 2.6% to 6.8% and expected lives of five years.

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

        A summary of changes in outstanding options under the plans during the three years ended January 31, 2003, is as follows:

	Shares of Class A common stock under options	Weighted average exercised price	Shares of Class A common stock excercisable under options
	(In thousands)		(In thousands)
February 1, 2000	56,060	$10.21	18,531
Options granted	12,769	$27.20
Options canceled	(3,112)	$16.97
Options exercised	(13,290)	$5.88

January 31, 2001	52,427	$15.05	17,812
Options granted	10,071	$30.99
Options canceled	(3,013)	$21.70
Options exercised	(13,273)	$7.93

January 31, 2002	46,212	$20.13	17,067
Options granted	11,427	$32.20
Options canceled	(2,427)	$26.67
Options exercised	(11,724)	$10.46

January 31, 2003	43,488	$25.54	15,333

        As of January 31, 2003, 70,791,000 shares of Class A common stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. Included in this amount are 912,000 shares of Class A common stock that the Company has made available for issuance, purchase or option grant to employees, prospective employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events.

        The selling price of shares and the exercise price of options are fair market value at the date such shares are purchased or options are granted.

        A summary of options outstanding as of January 31, 2003 is as follows:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price
	(Options outstanding and exercisable, in thousands, except per share amounts and contractual life)
$9.78 to $14.72	5,087	$11.89	0.4	5,087	$11.89
$17.46 to $19.99	9,000	$18.04	1.2	4,832	$18.06
$25.92 to $30.87	9,597	$27.22	2.1	3,654	$27.26
$30.20 to $32.27	8,867	$31.00	3.1	1,758	$31.00
$28.31 to $32.95	10,937	$32.17	4.1	2	$32.95

	43,488			15,333

Note P — Leases:

        The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expenses for facilities and equipment were $131,841,000, $140,121,000 and $132,253,000 in 2003, 2002 and 2001, respectively, which is net of non-cancelable sublease income of $18,900,000, $19,344,000 and $19,778,000 in 2003, 2002 and 2001, respectively.

        In 1997 and 1999, the Company used a financing vehicle known as a synthetic lease on two of its facilities. Pursuant to GAAP, these synthetic leases as described below have been accounted for as operating leases in the consolidated financial statements. On August 9, 1996, the Company entered into a seven year operating lease for a general purpose office building with a purchase option at the end of the initial seven year term, which is August 8, 2003. At the end of the initial lease term, the Company has the option to purchase the building or extend the lease. If the purchase option is not exercised nor the lease renewed, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the building to an unrelated buyer are below specified amounts. The maximum supplemental rental payment that could be required is $28,809,000. If the purchase option is exercised, the Company will pay $36,700,000 to purchase the building. On February 2, 1998, the Company entered into the second operating lease for another parcel of land and general purpose office facilities with an option for the Company to purchase the property at the end of the initial five and one-half year term, which is August 8, 2003. At the end of the initial lease term, the Company will have the option to purchase the land and buildings or extend the lease. If the purchase option is not exercised nor the lease renewed, the Company may be required to pay certain supplemental rental payments if proceeds from the sale of the property to an unrelated buyer are below specified amounts. The maximum supplemental rental payment that could be required is $43,040,000. If the purchase option is exercised, the Company will pay $53,800,000 to purchase the land and buildings. The Company intends to purchase the land and buildings under the synthetic leases upon expiration of the leases.

        The Company provides equipment financing for the U.S. Government through an arrangement from an unrelated leasing company in which the Company leases equipment under an operating lease for use on federal contracts. Because federal contracts are subject to annual renewals, the Company has the right to terminate these leases with the leasing company should the U.S. Government terminate its contract with the Company for convenience, non-renewal or lack of funding. If the U.S. Government terminated its contract with the Company for default or non-performance, the Company would be liable for the remaining lease payments. The maximum contingent lease liability remaining under these arrangements is $1,452,000. This contingent liability has not been recorded in the consolidated financial statements.

        Minimum rental commitments, primarily for facilities under all non-cancelable operating leases in effect at January 31, 2003 are as follows (in thousands):

Year ending January 31	Operating lease commitment	Sublease income
2004	$132,063	$(8,332)
2005	56,449	(5,634)
2006	27,710	(3,733)
2007	14,792	(2,960)
2008	8,470	(3,024)
2009 and after	23,730	(4,879)

	$263,214	$(28,562)

Note Q — Commitments and Contingencies:

        The Company has various commitments as of January 31, 2003, which include outstanding letters of credit aggregating $39,577,000, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $51,991,000, principally related to performance and payment type bonds.

        The Company has guaranteed $12,500,000, representing 50% of certain credit facilities for its 50% owned joint venture, Data Systems and Solutions, LLC, which is accounted for under the equity method. In another one of the Company's investments in affiliates accounted for under the equity method, the Company is an investor in Danet Partnership GBR ("GBR"), a German partnership. GBR has an internal equity market similar to the Company's limited market. The Company is required to provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control and all GBR investors in the event of a change of control to put their GBR shares to the Company in exchange for the current fair value of those shares. The Company may pay the put price in shares of its common stock or cash. The Company does not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine with any certainty will occur. The maximum potential obligation, if the Company assumes all the current GBR employees are withdrawing from GBR, would be $8,760,000 as of January 31, 2003. If the Company were to incur the maximum obligation and buy all the shares outstanding from the other investors, the Company would then own 100% of GBR.

        In January 1997 when the Company formed the INTESA joint venture, the Company guaranteed INTESA's obligations under the outsourcing services agreement between INTESA and PDVSA. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the services agreement in any calendar year is limited to $50,000,000. The Company's maximum obligation under this guarantee would be 60% of INTESA's maximum liability under the services agreement or $30,000,000. Due to the complex nature of the legal and factual issues involved in this matter and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable. There currently is no liability recorded related to this guarantee.

        The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, as of January 31, 2003, the Company is not able to project the maximum potential amount of future payments it could be required to make under the guarantee but, based on current conditions, the likelihood of having to make any payment is remote. There currently is no liability recorded relating to this guarantee.

        As previously disclosed in the Company's filings with the SEC, Telcordia instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130,000,000, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. to confirm the Partial Arbitral Award. Meanwhile, Telkom South Africa has requested that the South African High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. Although Telcordia believes Telkom South Africa's application is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa's petition, or provide all or some portion of the relief requested. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. The Company has no significant balance sheet assets recorded related to this contract as of January 31, 2003 or 2002.

        The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

Note R — Supplementary Income Statement and Cash Flow Information:

        Charges to costs and expenses for depreciation and amortization of property, plant and equipment and assets acquired under capital leases were $89,374,000, $96,668,000 and $96,877,000 for 2003, 2002 and 2001, respectively.

        Included in selling, general and administrative expenses are independent research and development costs of $86,351,000, $118,391,000 and $139,456,000 in 2003, 2002 and 2001, respectively.

        Total interest paid in 2003, 2002 and 2001 amounted to $33,637,000, $14,048,000 and $9,867,000, respectively.

Note S — Restructuring Costs:

        In response to the decline in the telecommunications market, the Company's Telcordia subsidiary undertook involuntary workforce reductions in 2003 and 2002 to realign its staffing levels to the reduction in market demand. During 2003 and 2002, the Company recorded restructuring charges of $15,172,000 and $84,667,000, respectively, for the reduction in workforce of which $12,509,000 and $59,073,000, respectively, have been recorded in cost of revenues and the remaining balances have been recorded in selling, general and administrative expenses.

        During 2003, the workforce was reduced by 686 employees across all business functions and operating units compared to reductions of 2,100 employees and 650 contractors in 2002. Workforce reduction costs in 2003 and 2002 primarily consisted of special termination pension benefits of $13,457,000 and $61,780,000, respectively, as well as outplacement services, extension of medical benefits, or other severance benefits and costs related to closing facilities of $1,715,000 in 2003 and $22,887,000 in 2002. The special termination pension benefits have been funded through Telcordia's surplus pension assets and allocated to the participants' pension accounts as appropriate. The special termination pension benefits will be paid from the pension trust as plan obligations and represent a non-cash charge to the Company. In conjunction with the workforce reduction in 2002, the Company also recognized a non-cash gain of $10,210,000 for the curtailment of pension benefits, $7,786,000 of which is reflected in cost of revenues with the remaining balance reflected in selling, general and administrative expenses. There was no such gain in 2003. The changes in the accrued other severance benefits and facilities closure costs are as follows:

	January 31
	2003	2002
	(In thousands)
Beginning of the year	$7,465
Additions	1,715	$22,887
Payments	(7,919)	(15,422)

End of the year	$1,261	$7,465

Note T — Gain on Sale of Business Units, Net:

        In 2003, gains before income taxes of $5,051,000 were recognized due to the settlement of contingent liabilities related to business units that were sold in prior years. In 2002, the Company recognized net gains before income taxes of $9,784,000 from the sale of three business units and the settlement of contingent liabilities related to business units sold in 2001. In 2001, the Company sold several operating assets and business units that individually or in the aggregate were not considered significant divestitures. In connection with these transactions, the Company received cash and/or equity and debt securities of public companies and recognized a net gain before income taxes of $120,507,000.

Note U — Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses:

        Net (loss) gain on marketable securities and other investments, including impairment losses, consists of the following:

	Year ended January 31
	2003	2002	2001
	(In thousands)
Impairment losses	$(108,260)	$(466,837)	$(1,441,020)
Net gain (loss) on sale of investments	21,879	(39,043)	52,793
Net (loss) gain on derivative instruments	(47,629)	29,020
Amdocs and Solect transaction		21,108	191,458
NSI and VeriSign transaction			2,390,899
Sale of NSI common stock			1,462,303

	$(134,010)	$(455,752)	$2,656,433

        The Company recognized impairment losses on certain marketable and private equity securities due to declines in fair market value which were deemed to be other-than-temporary. Of the total impairment losses in 2003, 2002 and 2001, $20,950,000, $437,027,000 and $1,441,020,000, respectively, were impairments related to the Company's publicly traded equity securities. Impairments related to the Company's private equity securities were $87,310,000 and $29,810,000 for 2003 and 2002, respectively.

        Included in the 2003 total net gain on sale of investments is a net gain before income taxes of $23,985,000 from the liquidation of all the Company's remaining VeriSign and Amdocs shares and related equity collars (Note H). Also, prior to these transactions in 2003, the Company recognized a net loss before income taxes of $9,618,000 on the sale of VeriSign shares that were not hedged by an equity collar. The remaining balance of $7,512,000 in 2003 relates to a net gain before income taxes from sales of certain other investments. In 2002, the Company recognized a net loss before income taxes of $39,043,000 on the sale of certain marketable securities and other investments compared to a net gain before income taxes of $52,793,000 in 2001. The largest component of the net loss for 2002 was the sale of VeriSign shares that resulted in a loss before income taxes of $48,012,000, which was partially offset by a net gain before income taxes of $8,969,000 from the sale of certain other investments. The largest component of the net gain in 2001 was $32,347,000 on the sale of an equity interest in a French business in exchange for equity securities of a French public company.

        In 2003, the Company recognized an aggregate net loss before income taxes of $47,629,000 from changes in fair value of its derivative instruments as described in Note H compared to aggregate net gains before income taxes of $29,020,0000 in 2002. No gains or losses were recognized in 2001 since SFAS No. 133 was effective beginning in 2002.

        In 2002, the Company recognized a gain before income taxes of $21,108,000 related to its former investment in Solect Technology Group ("Solect") which was acquired by Amdocs in 2001. In 2001, the Company recognized a gain before income taxes of $191,458,000 on the exchange of its interest in Solect for an approximate 2% equity interest in Amdocs. Under the terms of the exchange agreement, a portion of the Amdocs shares were held in escrow and could only be released if certain conditions were met. In 2002, these conditions were met and the shares were released from escrow resulting in the additional gain.

        In 2001, the Company completed two transactions related to its former subsidiary, NSI. On February 11, 2000, NSI completed a secondary offering where the Company sold 6,700,000 shares and received net proceeds of $1,589,575,000 and recognized a gain before income taxes of $1,462,303,000. The Company also recognized a gain as a result of the shares sold by NSI by recording $132,377,000 directly to additional paid-in capital, which is reflected in "Issuance of subsidiary stock" in the consolidated statement of stockholders' equity and comprehensive income. On June 8, 2000, NSI merged into and became a wholly-owned subsidiary of VeriSign. As a result of this transaction, the Company recognized a gain before income taxes of $2,390,899,000 upon receipt of shares of VeriSign.

Note V — Discontinued Operations:

        In January 1997, the Company formed a foreign joint venture, INTESA, with Venezuela's national oil company, PDVSA, to provide information technology services in Latin America. Since the formation of INTESA, the Company has held a 60% majority ownership in the joint venture with the remaining 40% owned by PDVSA. INTESA has derived substantially all its revenues from an outsourcing services agreement with PDVSA. The basic term of the services agreement expired on June 30, 2002, but INTESA's services continued pursuant to the disentanglement phase of the services agreement. The parties negotiated for a possible renewal of the services agreement or purchase by PDVSA of SAIC's interest in INTESA, but as of January 31, 2003, no agreement has been reached. The political and economic environment in Venezuela remains very unstable. A general work stoppage in Venezuela has affected the petroleum sector, including PDVSA and INTESA. INTESA declared force majeure under the services agreement which would excuse any non-performance attributable to the force majeure events and notified PDVSA that the agreement had terminated for PDVSA's failure to make payments and other reasons. PDVSA contends that INTESA failed to perform its obligations under the services agreement. In addition, the Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees. Due to the complex nature of the legal and factual issues involved in this matter and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable.

        Due to the suspension of operations, general work force strike and the relationship with PDVSA, the operations of the joint venture are not expected to resume. Therefore, INTESA has been classified as discontinued operations. INTESA's revenues of $214,947,000, $323,488,000 and $290,693,000 for 2003, 2002 and 2001, respectively, were part of the Non-Regulated Other segment and had represented 32%, 41% and 44% of Non-Regulated Other segment revenues for the respective years. An estimated loss of $6,968,000 from a write-down of the Company's investment in INTESA was included in "(Loss) gain on discontinued operations" for 2003. The effect of INTESA's income before income taxes, net of the loss on investment, was $3,096,000, $11,989,000 and $4,743,000 for the years ended 2003, 2002 and 2001, respectively, and is reflected in "(Loss) gain on discontinued operations" in the consolidated statements of income, net of related taxes of $3,357,000, $4,560,000 and $936,000 for the respective years. Net assets of INTESA's discontinued operations are not significant.

Note W — Selected Quarterly Financial Data (Unaudited):

        Selected unaudited financial data for each quarter of the last two years is as follows:

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
	(In thousands, except per share amounts)
2003
Revenues	$1,352,945	$1,467,676	$1,539,640	$1,542,409
Operating income	104,428	123,206	154,565	117,234
Income from continuing operations	32,878	41,400	92,077	80,201
(Loss) gain from discontinued operations	(173)	(317)	(238)	467
Net income(2)	32,705	41,083	91,839	80,668
Basic:
Earnings per share before cumulative accounting change(3)	.16	.20	.48	.43
Diluted:
Earnings per share before cumulative effect of accounting change(3)	.15	.20	.46	.42
2002
Revenues	$1,374,506	$1,459,757	$1,473,541	$1,463,216
Operating income	65,004	111,952	126,196	128,669
Income from continuing operations	6,930	27,940	136,826	(160,919)
Gain from discontinued operations	1,197	1,584	1,867	2,781
Income (loss) before cumulative effect of accounting change(4)	8,127	29,524	138,693	(158,138)
Net income (loss)(2)	8,838	29,524	138,693	(158,138)
Basic:
Earnings (loss) per share before cumulative effect of accounting change(3)	.04	.14	.66	(.76)
Diluted:
Earnings (loss) per share before cumulative effect of accounting change(3)	.03	.13	.62	(.76)

(1)
Amounts for the first, second and third quarters of 2003 and all quarters in 2002 have been reclassified to conform to the presentation of INTESA as discontinued operations.

(2)
The amount for first quarter of 2002 includes the cumulative effect of accounting change (Note A). There was no cumulative effect of accounting change upon adoption of SFAS No. 142 in 2003.

(3)
Earnings (loss) per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(4)
Includes pre-tax impairment losses on the Company's investments in VeriSign and other marketable equity securities of $64,285,000, $20,412,000, $21,669,000 and $360,471,000 for the first, second, third and fourth quarters of 2002, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
	(In thousands)
Allowance for uncollectible accounts
Year ended January 31, 2001	$64,424	$14,440	$(58,690)	$20,174
Year ended January 31, 2002	$20,174	$18,774	$(3,016)	$35,932
Year ended January 31, 2003	$35,932	$2,734	$(10,598)	$28,068

QuickLinks

PART I
  Item 1. Business
RISK FACTORS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS