Form 10-Q
period 2003-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2003-06-13
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 31, 2003, the Registrant had 184,470,520 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 234,637 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in thousands, except per share amounts)

	Three months ended
	April 30, 2003	April 30, 2002

Revenues	$1,496,287	$1,352,945
Costs and expenses:
Cost of revenues	1,236,477	1,112,954
Selling, general and administrative expenses	140,331	135,563
Operating income	119,479	104,428

Non-operating income (expense):
Net loss on marketable securities and other investments, including impairment losses	(18,310)	(60,483)
Interest income	18,800	7,579
Interest expense	(16,693)	(3,447)
Other income, net	1,484	1,905
Minority interest in income of consolidated subsidiaries	(1,866)	(1,715)
Income from continuing operations before income taxes	102,894	48,267
Provision for income taxes	33,646	15,389
Income from continuing operations	69,248	32,878

Discontinued operations (Note N):
Loss from discontinued operations of INTESA joint venture, net of income tax expense of $2,221	—	(173)
Net income	$69,248	$32,705

Earnings per share:
Basic	$.37	$.16
Diluted	$.37	$.15

Common equivalent shares:
Basic	185,573	203,544
Diluted	189,336	213,564

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	April 30, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$979,044	$1,095,441
Restricted cash	13,458	8,442
Short-term investments in marketable securities	1,100,420	1,093,455
Receivables, net	1,187,649	1,127,584
Prepaid expenses and other current assets	86,242	90,064
Deferred income taxes	89,671	89,512
Total current assets	3,456,484	3,504,498

Property, plant and equipment (less accumulated depreciation of $462,260 and $492,272 at April 30, 2003 and January 31, 2003, respectively)	396,129	406,263
Intangible assets	36,485	28,162
Goodwill	210,824	136,676
Long-term investments in marketable securities	20,139	19,301
Prepaid pension assets	554,751	558,178
Other assets	110,263	151,298
	$4,785,075	$4,804,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$874,643	$939,045
Accrued payroll and employee benefits	346,846	381,672
Income taxes payable	197,966	214,520
Notes payable and current portion of long-term debt	16,946	16,752
Total current liabilities	1,436,401	1,551,989

Long-term debt, net of current portion	896,775	896,630
Deferred income taxes	49,937	47,546
Other long-term liabilities	273,353	269,347
Minority interest in consolidated subsidiaries	33,863	31,830
Stockholders’ equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized, issued and outstanding: 184,475 shares and 182,021 shares at April 30, 2003 and January 31, 2003, respectively	1,845	1,820
Class B, $.05 par value, 5,000 shares authorized, issued and outstanding: 235 shares and 236 shares at April 30, 2003 and January 31, 2003, respectively	12	12
Additional paid-in capital	1,847,593	1,690,680
Retained earnings	355,430	401,357
Other stockholders’ equity	(96,749)	(73,346)
Accumulated other comprehensive loss	(13,385)	(13,489)
Total stockholders’ equity	2,094,746	2,007,034
	$4,785,075	$4,804,376

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended
	April 30, 2003	April 30, 2002
Cash flows from operating activities:
Net income	$69,248	$32,705
Loss from discontinued operations, net of tax		173
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	19,867	23,870
Non-cash compensation	64,600	54,360
Non-cash restructuring charge	2,677	792
Loss on derivative instruments	2	51,403
Impairment losses on marketable securities	19,075	9,049
(Gain) loss on sale of marketable securities and other investments	(767)	31
Other	1,322	1,674
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from from changes in:
Receivables	(28,279)	44,124
Prepaid expenses and other current assets	5,087	(1,156)
Progress payments	(545)	(307)
Deferred income taxes	1,966	(52,695)
Other assets	31,057	(5,285)
Accounts payable and accrued liabilities	(77,659)	(59,600)
Accrued payroll and employee benefits	(46,583)	(74,178)
Income taxes payable	16,628	60,137
Other long-term liabilities	(9,847)	1,136
	67,849	86,233
Cash flows from investing activities:
Expenditures for property, plant and equipment	(7,525)	(5,062)
Acquisitions of business units, net of cash acquired	(62,789)
Purchases of debt and equity securities available-for-sale	(6,375)	(104,159)
Proceeds from sale of short-term investments in marketable securities and private investments	409	345,661
Investments in affiliates	(2,041)	(1,459)
Other	189	29
	(78,132)	235,010
Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	210
Payments of notes payable and long-term debt	(60)	(483)
Principal payments on capital lease obligations	(107)	(23)
Dividends paid to minority interest stockholders		(918)
Net proceeds from subsidiary issuance of stock	299	444
Sales of common stock	12,220	12,921
Repurchases of common stock	(118,676)	(134,090)
	(106,114)	(122,149)
(Decrease) increase in cash and cash equivalents from continuing operations	(116,397)	199,094
Cash from discontinued operations		5,197
Cash and cash equivalents at beginning of period	1,095,441	444,914
Cash and cash equivalents at end of period	$979,044	$649,205

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$36,936	$33,781
Capital lease obligations for property and equipment		$37

Fair value of assets acquired in acquisitions	$123,387
Cash paid in acquisitions	(62,789)
Issuance of common stock in acquisitions	(27,041)
Liabilities assumed in acquisitions	$33,557

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

Unaudited

Note A – Basis of Presentation:

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, and actual results could differ from those estimates.

Certain amounts for the three months ended April 30, 2002 have been reclassified in the condensed consolidated financial statements to conform to the presentation as of and for the three months ended April 30, 2003, which reflects the Company’s INTESA joint venture as discontinued operations (Note N).

In the opinion of management, the unaudited financial information as of April 30, 2003 and for the three months ended April 30, 2003 and 2002 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof.  Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2003 Annual Report on Form 10-K.

Warranty Obligations

The majority of the Company’s warranty costs are incurred in connection with warranty provisions included in Telcordia’s software development contracts. The Company generally offers a twelve month warranty for software defects. The liability is estimated based primarily on prior claims experience and current software license revenue subject to warranty obligations. The obligation is accrued as development contracts are performed. The Company assesses the adequacy of the reserve on a periodic basis to determine if any adjustments are necessary due to changes in actual spending by product or other factors. The changes in accrued warranty obligations are as follows (in thousands):

January 31, 2003	$49,287
New warranties and adjustments	3,288
Payments	(6,721)
April 30, 2003	$45,854

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as described in Note O of the notes to consolidated financial statements of the Company’s 2003 Annual Report on Form 10-K:

	Three months ended April 30
	2003	2002
	(in thousands, except per share amounts)

Net income, as reported	$69,248	$32,705
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(8,717)	(10,404)
Pro forma net income	$60,531	$22,301
Earnings per share:
Basic – as reported	$.37	$.16

Basic – pro forma	$.33	$.11

Diluted – as reported	$.37	$.15

Diluted – pro forma	$.32	$.10

Note B – Business Segment Information:

As discussed in Note N, prior year segment information for the three months ended April 30, 2002 has been conformed to reflect the Company’s INTESA joint venture as discontinued operations.  Therefore, segment information for the three months ended April 30, 2002 no longer reflects the operating results of INTESA.

The following summarizes interim business segment information:

	Three months ended April 30
	2003	2002
	(in thousands)
Revenues:
Regulated	$1,168,039	$970,161
Non-Regulated Telecommunications	225,917	272,296
Non-Regulated Other	103,231	106,246
Corporate	(900)	4,242

Total reportable segment revenues	$1,496,287	$1,352,945

Segment operating income (loss):
Regulated	$93,264	$71,901
Non-Regulated Telecommunications	37,709	41,719
Non-Regulated Other	5,311	8,455
Corporate	(16,338)	(16,452)
Total reportable segment operating income	$119,946	$105,623

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended April 30
	2003	2002
	(in thousands)
Depreciation and amortization:
Regulated	$4,527	$4,954
Non-Regulated Telecommunications	12,567	16,444
Non-Regulated Other	767	930
Corporate	1,992	1,526
Total reportable segment depreciation and amortization	19,853	23,854
Investing activities	14	16

Total consolidated depreciation and amortization	$19,867	$23,870

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended April 30
	2003	2002
	(in thousands)

Total reportable segment operating income	$119,946	$105,623
Investment activities	(745)	(1,880)
Equity in income of unconsolidated affiliates	(1,588)	(1,030)
Minority interest in income of consolidated subsidiaries	1,866	1,715

Total consolidated operating income	$119,479	$104,428

Note C – Short-term and Long-term Investments in Marketable Securities:

The cost basis, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale marketable securities are as follows:

	Short-term investments in marketable securities	Long-term investments in marketable securities	Total
		(in thousands)
April 30, 2003
Cost basis	$1,094,912	$7,747	$1,102,659
Unrealized gains	5,508	12,705	18,213
Unrealized losses		(313)	(313)
Fair market value	$1,100,420	$20,139	$1,120,559

January 31, 2003
Cost basis	$1,088,801	$9,152	$1,097,953
Unrealized gains	5,041	10,686	15,727
Unrealized losses	(387)	(537)	(924)
Fair market value	$1,093,455	$19,301	$1,112,756

Gross realized gains and losses from sale of marketable securities are included in “Net loss on marketable securities and other investments, including impairment losses” and are as follows:

	Three months ended April 30
	2003	2002
	(in thousands)

Gross realized gains	$251	$10,147
Gross realized losses		(11,105)
	$251	$(958)

Note D – Receivables:

Receivables include $37,108,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at April 30, 2003.

Note E – Derivative Financial Instruments:

The Company is exposed to certain market risks which are inherent in certain transactions entered into in the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company has a risk management policy in place which is used to assess and manage cash flow and fair value exposures. The policy permits the use of derivative instruments and other natural hedges with certain restrictions and appropriate authorization.  The Company presently uses derivative instruments to manage exposures to foreign currency and interest rate risks and uses natural hedges to minimize exposure for net investments in foreign subsidiaries.  The Company does not hold derivative instruments for trading or speculative purposes.  During the three months ended April 30, 2003, there were no significant changes in the nature and type of the Company’s derivatives.

Equity Securities Price Risk

As of April 30, 2003, the Company does not hold any derivative instruments related to its portfolio of publicly-traded equity securities.  During the three months ended April 30, 2002, the Company recorded a net loss of $50,952,000 for the ineffective portion of changes in the fair value of equity collars it had in place to mitigate the risk of significant price fluctuations of its investment in VeriSign, Inc (“VeriSign”) and Amdocs Limited (“Amdocs”).  Also during the three months ended April 30, 2002, one of the equity collars on certain shares of the Company’s investment in Amdocs matured, and the Company received gross proceeds of $60,810,000 from the sale of the underlying Amdocs shares (Note K).  The equity collars held at April 30, 2002 were liquidated at various dates in 2003 such that at January 31, 2003, the Company no longer held any equity collars.

Interest Rate Risk

The forward starting interest rate swap agreements, as described in the Company’s 2003 Annual Report on Form 10-K, were fully effective and net of tax losses of $1,275,000 and $679,000 for the three months ended April 30, 2003 and 2002, respectively, were recorded as a component of accumulated other comprehensive loss in stockholders’ equity (Note I).  The fair value of the interest rate swap agreements of $11,648,000 and $9,504,000 has been reflected in other long-term liabilities as of April 30, 2003 and January 31, 2003, respectively.

Given the current favorable interest rate and debt market environments, the Company has modified its prior plan to finance the purchase of the land and buildings which are currently under two operating leases, as discussed in Note H and Note P of the notes to consolidated financial statements of the Company’s 2003 Annual Report on Form 10-K.  The Company now intends to pursue financing through issuance of long-term debt securities or other long-term debt financing.  In anticipation of obtaining new debt financing, the Company entered into interest rate lock agreements on May 29, 2003 to lock in the effective borrowing rate on portions of the anticipated debt financing.  In addition, in accordance with its modified financing plan, on May 29, 2003, the Company entered into new interest rate swap agreements (“2003 swap agreements”) to offset the effects of the swap agreements previously entered into in January 2002 (“2002 swap agreements”).  The 2002 swap agreements locked in the effective borrowing rate on the planned mortgage financing at that time over a term of five years.  As a result of the 2002 swap agreements and the decrease in interest rates since the Company entered into those swap agreements, the Company will amortize a loss before income taxes of $14,474,000 as additional interest expense over the period August 2003 through August 2008.

Foreign Currency Risk and Other Derivatives

For the three months ended April 30, 2003 and 2002, the Company recognized a loss before income taxes of $2,000 and $451,000, respectively, related to the change in fair value of warrants that are deemed derivative instruments and not designated as hedging instruments.  Foreign currency forward exchange contracts that are designated in cash flow hedging relationships were fully effective.  Net of tax losses of $331,000 and $29,000 for the three months ended April 30, 2003 and 2002, respectively, were recorded as a component of accumulated other comprehensive loss in stockholders’ equity (Note I).

Note F – Acquisitions of Businesses:

During the three months ended April 30, 2003, the Company completed two acquisitions for an aggregate purchase price of approximately $99,381,000, which consisted of approximately $62,789,000 in cash, 931,818 shares of the Company’s Class A common stock which had a fair value of approximately $27,041,000 on the date of issuance and future acquisition payments of $9,551,000.  The amount of purchase price assigned to identifiable intangible assets and goodwill was $10,153,000 and $74,354,000, respectively.  Potential contingent payments related to these acquisitions are approximately $10,000,000, payable through 2005, of which $8,000,000 would be treated as incremental purchase price. These acquisitions have been recorded based on preliminary financial information. The Company does not anticipate a material change to the aggregate purchase price or assets acquired and liabilities assumed. These acquisitions in the aggregate are not considered material business combinations for financial reporting, therefore, pro forma financial information is not presented.

Note G – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the three months ended April 30, 2003 are as follows:

	Regulated	Non- Regulated Telecom- munications	Non- Regulated Other	Total
	(in thousands)
Goodwill at January 31, 2003	$80,787	$46,268	$9,621	$136,676
Acquisitions	74,354			74,354
Foreign currency translation		(17)	(258)	(275)
Adjustments	69			69
Goodwill at April 30, 2003	$155,210	$46,251	$9,363	$210,824

The Company did not have any  goodwill activity resulting from divestitures or impairments during the three months ended April 30, 2003.

Intangible assets as of April 30, 2003 and January 31, 2003 consist of the following:

	April 30, 2003			January 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
	(in thousands)
Amortizable intangible assets:
Software and technology	$42,084	$24,334	$17,750	$60,984	$42,246	$18,738
Patents	12,163	4,423	7,740	12,163	4,220	7,943
Customer contracts	8,068	468	7,600	5,662	4,472	1,190
Other	3,912	517	3,395	591	300	291
Total amortizable intangible assets	$66,227	$29,742	$36,485	$79,400	$51,238	$28,162

Software and technology with a gross carrying value of $18,900,000 and other intangible assets with a gross carrying value of $4,426,000 became fully amortized at January 31, 2003 and, therefore, are no longer reflected in the gross carrying value at April 30, 2003.  Amortization expense related to amortizable intangible assets was $1,828,000 and $1,877,000 for the three months ended April 30, 2003 and 2002, respectively.  Based on the intangible assets as of April 30, 2003, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows:

January 31
(in thousands)
2004	$9,062
2005	8,638
2006	6,947
2007	5,301
2008	4,153
Thereafter	4,212
$38,313

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

For the three months ended April 30, 2003 and 2002, the Company did not recognize an impairment loss on intangible assets.

Note H – Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750,000,000 with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500,000,000, which allow borrowings until July 2007 and (ii) a 364-day revolving credit facility of up to $250,000,000, which expires in July 2003.  Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate.  The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount.  As of April 30, 2003, the Company was in compliance with all the financial covenants under the credit facilities.  There were no balances outstanding under the credit facilities as of April 30, 2003 and the entire $750,000,000 was available.  Subsequent to April 30, 2003, the Company signed a contract with bonding requirements that have been met through the issuance of standby letters of credit under the five-year revolving credit facility in the approximate dollar equivalent of $89,000,000.  The Company expects to utilize the five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150,000,000 through August 2004, and any such utilization would reduce the amount available for borrowing.  The Company is currently in discussions to enter into a replacement 364-day, $250 million revolving credit facility on similar terms.

Note I – Accumulated Other Comprehensive Loss and Comprehensive Income (Loss):

As of April 30, 2003 and January 31, 2003, accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and derivative instruments, minimum pension liability adjustment and foreign currency translation adjustments as follows:

	April 30 2003	January 31 2003
	(in thousands)
Accumulated other comprehensive gains (losses) from:
Unrealized net gain on marketable securities	$11,398	$9,427
Unrealized net loss on derivative instruments	(11,542)	(10,060)
Minimum pension liability adjustment	(9,485)	(9,855)
Foreign currency translation adjustments	(3,756)	(3,001)
	$(13,385)	$(13,489)

Comprehensive income (loss), which combines net income, unrealized gains and losses on the Company’s available-for-sale marketable securities and derivative instruments, foreign currency translation adjustments and minimum pension liability adjustment, consists of the following:

	Three months ended April 30
	2003	2002
	(in thousands)
Net income	$69,248	$32,705
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	1,675	(201,876)
Reclassification of net realized losses on marketable securities	296	155,345
Minimum pension liability adjustment, net of tax	370
Unrealized loss on derivatives	(1,606)	(708)
Reclassification of net realized gain (loss) on derivatives	124	(87)
Foreign currency translation adjustments	(755)	1,029
	104	(46,297)
Total comprehensive income (loss)	$69,352	$(13,592)

Note J – Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three months ended April 30
	2003	2002
BASIC EPS:
Net income	$69,248	$32,705
Weighted average shares	185,573	203,544
Basic EPS	$.37	$.16

DILUTED EPS:
Net income	$69,248	$32,705
Weighted average shares	185,573	203,544
Effect of:
Stock options	3,517	9,627
Other stock awards	246	393
Weighted average shares, as adjusted	189,336	213,564
Diluted EPS	$.37	$.15

Note K – Net Loss on Marketable Securities and Other Investments, Including Impairment Losses:

Net loss on marketable securities and other investments, including impairment losses, consists of the following:

	Three months ended April 30
	2003	2002
	(in thousands)
Impairment losses	$(19,075)	$(9,049)
Net loss on derivative instruments	(2)	(51,403)
Net gain (loss) on sale of investments	767	(31)
	$(18,310)	$(60,483)

The Company recognized impairment losses on certain marketable and private equity securities due to declines in fair market value that were deemed to be other-than-temporary.  Of the total impairment losses for the three months ended April 30, 2003, $45,000 and $19,030,000 were impairments related to the Company’s publicly traded equity securities and private equity securities, respectively, compared to $891,000 and $8,158,000 for the three months ended April 30, 2002.

During the three months ended April 30, 2003 and 2002, the Company recognized an aggregate net loss before income taxes of $2,000 and $51,403,000, respectively, from changes in the fair values of its derivative instruments as described in Note E.

During the three months ended April 30, 2003, the Company recognized a net gain before income taxes of $767,000 from the sale of investments.  The net loss before income taxes of $31,000 during the three months ended April 30, 2002 included a gain of $8,756,000 from the sale of Amdocs shares that were hedged by an equity collar (Note E), a loss of $9,618,000 on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain of $831,000 from other sale transactions of certain investments.

Note L – Commitments and Contingencies:

As previously disclosed in the Company’s filings with the SEC, Telcordia Technologies, Inc. ("Telecordia") instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130,000,000, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Arbitral Award.  Oral arguments on the Company’s petition to confirm the arbitration award are scheduled for June 27, 2003.  Meanwhile, Telkom South Africa requested that the South African High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. Although Telcordia believes Telkom South Africa’s application is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa’s petition, or provide all or some portion of the relief requested.  Oral arguments on Telkom South Africa’s petition are scheduled for August 5, 2003.  Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. The Company has no significant balance sheet assets recorded related to this contract as of April 30, 2003 and January 31, 2003.

In January 1997 when the Company formed the INTESA joint venture, the Company guaranteed INTESA’s obligations under the outsourcing services agreement between INTESA and PDVSA. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the services agreement in any calendar year is limited to $50,000,000. The Company’s maximum obligation under this guarantee would be 60% of INTESA’s maximum liability under the services agreement or $30,000,000.  Due to the complex nature of the legal and factual issues involved in this matter and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable. There currently is no liability recorded related to this guarantee.

The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

Note M – Restructuring Costs:

In response to the continuing downturn in the telecommunications market, during the three months ended April 30, 2003, the Company’s Telcordia subsidiary continued to have involuntary workforce reductions of an additional 170 employees to realign its staffing levels with demand for its products and services.  For the three months ended April 30, 2003 and 2002, the Company recorded a total restructuring charge of $3,034,000 and $848,000, respectively.  The restructuring charge consisted of workforce reduction costs for special termination pension benefits and extension of medical benefits.  The special termination benefits of $2,677,000 and $792,000 for the three months ended April 30, 2003 and 2002, respectively, have been funded through Telcordia’s pension assets and will be allocated to the participants’ pension accounts as appropriate and paid from the pension trust as plan obligations.  The changes in the accrued other severance benefits and facilities closure costs as of April 30, 2003 are as follows:

April 30, 2003
(in thousands)
Balance at January 31, 2003	$1,261
Additions	357
Payments	(468)
$1,150

Note N – Discontinued Operations:

As described in the Company’s 2003 Annual Report on Form 10-K, the operations of the Company’s INTESA joint venture were classified as discontinued operations as of January 31, 2003.  As of April 30, 2003, INTESA has not resumed operations and is insolvent.  In its capacity as a stockholder of INTESA, the Company has strongly recommended that INTESA file for bankruptcy, but PDVSA, INTESA’s other stockholder, has refused to support such a filing and discussions are at an impasse.  For the three months ended April 30, 2002, INTESA’s results of operations have been reclassified and reported as discontinued operations.  INTESA’s revenues of $59,253,000 were previously reported as part of the Non-Regulated Other segment and represented 36% of Non-Regulated Other segment revenues for the three months ended April 30, 2002.  The effect of INTESA’s income before income taxes for the three months ended April 30, 2002 was $2,048,000 and has been reflected in “Loss from discontinued operations” in the condensed consolidated statement of income, net of related taxes of $2,221,000.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, restructuring charges, estimated profitability of long-term contracts, pensions and other postretirement benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in our 2003 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  During the three months ended April 30, 2003, we have not adopted any new accounting policies that are considered critical accounting policies.

Pension and other postretirement benefit plans - As noted in our 2003 Annual Report on Form 10-K, due to the downturn in the equity markets, we have experienced declines in the fair value of the pension assets in Telcordia’s plan and our foreign pension plan in the United Kingdom.  As a result, at January 31, 2003, the accumulated benefit obligation for our foreign pension plan was greater than the fair value of the pension assets, which means the pension plan is underfunded. Therefore, we recognized an additional minimum pension liability of $13 million and an after-tax non-cash reduction to stockholders’ equity and other comprehensive income of $10 million on our foreign pension plan at January 31, 2003. With respect to the Telcordia pension plan, it was not in an underfunded position at January 31, 2003.  However, if the equity markets decline and/or other key actuarial assumptions change such that our Telcordia pension plan is in an underfunded position at January 31, 2004, then we would recognize an additional minimum pension liability and reduction to stockholders’ equity. We would, however, have an opportunity to make contributions to the pension plan which would eliminate the underfunded position. Whether management would make contributions would depend on several factors, including the amount of the funding shortfall. Based on the balance of Telcordia’s prepaid pension asset at January 31, 2003, if the Telcordia plan had been in an underfunded position, we would have recorded an additional minimum liability of $558 million plus the underfunded amount. The after-tax non-cash reduction to stockholders’ equity and other comprehensive income would have been $332 million plus the after-tax effect of the underfunded amount.

Since April 30, 2003, intermediate and long-term interest rates have fallen significantly.  If interest rates were to remain at current levels or decrease further through the end of 2004, we would be required to reduce the discount rate used in the actuarial calculation of the accumulated benefit obligation.  In this scenario, it is probable that the Telcordia pension plan would be in an underfunded position at the end of 2004, unless we make additional cash contributions.  Furthermore, we presently expect to recognize higher pension expense in 2005 than in 2004 because of amortization of unrecognized actuarial losses, in accordance with SFAS No. 87.

Discontinued Operations

As described in our 2003 Annual Report on Form 10-K, the operations of our INTESA joint venture were classified as discontinued operations as of January 31, 2003.  As of April 30, 2003, INTESA has not resumed operations and is insolvent.  In our capacity as a stockholder of INTESA, we have strongly recommended that INTESA file for bankruptcy, but PDVSA, INTESA’s other stockholder, has refused to support such a filing and discussions are at an impasse.  For the three months ended April 30, 2002, INTESA’s results of operations have been reclassified and reported as discontinued operations.  INTESA’s revenues of $59 million were previously reported as part of the Non-Regulated Other segment and represented 36% of Non-Regulated Other segment revenues for the three months ended April 30, 2002.  The effect of INTESA’s income before income taxes for the three months ended April 30, 2002 was $2 million and has been reflected in “Loss from discontinued operations” in the condensed consolidated statement of income, net of related taxes of $2.2 million.

Results of Continuing Operations

Revenues

Our revenues for the three months ended April 30, 2003 increased 11% over the same period of the prior year due to growth from our Regulated segment, primarily from U.S. Government customers.

Regulated segment revenues as a percentage of consolidated revenues were 78% and 72% for the three months ended April 30, 2003 and 2002, respectively, and on an absolute basis, increased 20% over the same period of the prior year as a result of growth in our traditional business areas with departments and agencies of the U.S. Government.  Since we derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year.  In our 2003 Annual Report on Form 10-K, we noted that the Iraq conflict may adversely impact our revenues in 2004 if U.S. Government funding shifts to direct war fighting efforts, as we may experience delays in new contract awards and funding of current contracts that are not directly related to the conflict.  With the war fighting efforts completed, we have not experienced an adverse impact to our revenues for the three months ended April 30, 2003.  However, with the U.S. Government’s priorities shifting to post-war support in Iraq, we could still experience delays in new contract awards and funding of current contracts that are not directly related to the post-war Iraq effort.  In general, obtaining U.S. Government contracts remains a highly competitive process.

Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 15% and 20% for the three months ended April 30, 2003 and 2002, respectively, and on an absolute basis decreased 17% over the same period of the prior year.  The decrease in revenues as a percentage of consolidated revenues and on an absolute basis is attributable to the continued downturn in the global telecommunications market which adversely affected Telcordia’s revenues.  Telcordia historically has derived a majority of its revenues from the Regional Bell Operating Companies (“RBOCs”).  As a result of the changes and continuing downturn in the marketplace, Telcordia’s customers, particularly the RBOCs, continue to reduce their contract spending and place pressure on Telcordia to reduce prices and accept less favorable terms on existing and future contracts. Significant contracts with the RBOCs for maintenance and enhancement support expire in December 2003 and a decline in prices or failure to renew could impact Telcordia’s revenues going forward. Telcordia is focused on opportunities for growth through the introduction of new products and diversification into new customers and markets. However, loss of business from the RBOCs or other commercial customers as the global telecommunications market continues to decline could further reduce revenues and have a continued adverse impact on our business.

Non-Regulated Other segment revenues as a percentage of consolidated revenues were 7% and 8% for the three months ended April  30, 2003 and 2002, respectively.  On an absolute basis, Non-Regulated Other segment revenues decreased 3% in the three months ended April 30, 2003 over the same period of the prior year.  The decrease in revenues as a percentage of consolidated revenues and on an absolute basis is due to reductions in work from our commercial IT outsourcing customers, largely in the energy industry, who are experiencing a challenging economic environment which is causing them to reduce contract spending.

Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass- through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts.  At April 30, 2003, we had approximately 40,200 full-time and part-time employees compared to approximately 38,000 at April 30, 2002.  Material and subcontract (“M&S”) revenues were $395 million and $301 million for the three months ended April 30, 2003 and 2002, respectively.  As a percentage of total revenues, M&S revenues were 26% and 22% for the three months ended April 30, 2003 and 2002, respectively. The contract types we enter into with our customers can impact our revenues and segment operating income.  The percentage of our revenues attributable to the higher risk, firm fixed-price (“FFP”) contracts decreased to 23% for the three months ended April 30, 2003 compared to 28% for the same period of the prior year.  We assume greater performance risk on FFP contracts and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses.  Fixed-price level-of-effort (“FP-LOE”) and time-and-materials (“T&M”) type contracts represented 34% and 31% of revenues for the three months ended April 30, 2003 and 2002, respectively, while cost reimbursement contracts were 40% and 37% for the same periods, respectively, and target cost and fee with risk sharing contracts were 3% and 4% for the same periods, respectively.

Cost of Revenues

Cost of revenues as a percentage of revenues was 82.6% and 82.3% for the three months ended April 30, 2003 and 2002, respectively, and increased slightly.  The cost of revenues percentage is impacted by our mix of commercial and government business.  Our revenues from commercial customers have more of their associated costs in selling, general and administrative (“SG&A”) as opposed to cost of revenues.  Therefore, the lower revenues at Telcordia for the three months ended April 30, 2003 caused the overall cost of revenues to increase slightly as a percentage of revenues.  Cost of revenues as a percentage of revenues for the Regulated segment remained relatively constant at 87.2% and 87.1% for the three months ended April 30, 2003 and 2002, respectively.  Non-Regulated Telecommunications cost of revenues as a percentage of its revenues was 57.1% and 62.2% for the three months ended April 30, 2003 and 2002, respectively, and for the fiscal year ended January 31, 2003 was 57.3%.  Therefore, cost of revenues as a percentage of revenues in the Non-Regulated Telecommunications segment for the three months ended April 30, 2003 was consistent with the fiscal year ended January 31, 2003 and decreased over the three months ended April 30, 2002 because the same period in the prior year reflected weak operating performance.  Non-Regulated Other segment cost of revenues as a percentage of its revenues was 75.7% and 77.4% for the three months ended April 30, 2003 and 2002, respectively.

Selling, General and Administrative Expenses

SG&A expenses are comprised of general and administrative (“G&A”), bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses.  SG&A expenses as a percentage of revenues were 9.4% and 10.0% for the three months ended April 30, 2003 and 2002, respectively.  The overall decrease in SG&A was primarily attributable to our Regulated segment.

SG&A as a percentage of revenues in the Regulated segment was 4.6% and 5.3% for the three months ended April 30, 2003 and 2002, respectively.  G&A decreased as a percentage of revenues primarily due to the growth in revenue in this segment without a corresponding increase in administrative costs since we have been able to maintain our existing administrative infrastructure and support the revenue growth.  The levels of B&P activity and costs have historically fluctuated depending upon the availability of bidding opportunities and resources.  For the three months ended April 30, 2003, B&P as a percentage of revenues decreased primarily due to timing of bidding opportunities.  IR&D costs have historically fluctuated depending on the stage of development for various software and hardware systems and decreased as a percentage of revenues for the three months ended April 30, 2003.

SG&A as a percentage of revenues in the Non-Regulated Telecommunications segment was 30.3% and 25.3% for the three months ended April 30, 2003 and 2002, respectively.  G&A expenses were relatively constant in relation to revenues.  Marketing and IR&D costs increased as a percentage of revenues due to Telcordia’s efforts to enter into new markets and develop new product offerings in order to increase its revenues.

SG&A as a percentage of revenues in the Non-Regulated Other segment was 20.4% and 15.5% for the three months ended April 30, 2003 and 2002, respectively.  The increase was primarily attributable to increased G&A, marketing and IR&D costs from efforts to maintain and increase revenues in a challenging economic environment that is affecting our current commercial customers.

Segment Operating Income

Segment operating income, as defined in Note B of the notes to consolidated financial statements in our 2003 Annual Report on Form 10-K, as a percentage of consolidated revenues was 8.0% and 7.8% for the three months ended April 30, 2003 and 2002, respectively, and increased 13.6%, which was primarily attributable to our Regulated segment.

Regulated segment operating income as a percentage of its revenues was 8.0% and 7.4% for the three months ended April 30, 2003 and 2002, respectively, and increased 29.7% over the same period of the prior year.  The increase reflects overall improved operating performance and lower SG&A expenses.

Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues was 16.7% and 15.3% for the three months ended April 30, 2003 and 2002, respectively, and decreased 9.6%.  As a percentage of revenues, segment operating income for Telcordia increased primarily due to improved operating performance.  On an absolute basis, it decreased primarily due to the decrease in revenues.

Our Non-Regulated Other segment operating income as a percentage of its revenues was 5.1% and 8.0% for the three months ended April 30, 2003 and 2002, respectively, and, on an absolute basis, decreased 37.2%.  The decrease as a percentage of revenues and on an absolute basis was primarily attributable to increased G&A, marketing and IR&D costs as described earlier.

Interest Income and Interest Expense

Interest income of $19 million for the three months ended April 30, 2003 increased from $8 million for the same period of the prior year due to higher average cash balances and interest received from a favorable audit settlement with the Internal Revenue Service for a refund of research tax credits.

Interest expense of $17 million for the three months ended April 30, 2003 increased from $3 million for the same period of the prior year primarily due to interest on the $800 million debt issuance in June 2002.  Interest expense also reflects interest on our other outstanding public debt securities that were issued in January 1998, a building mortgage, deferred compensation arrangements and notes payable.

Minority Interest Expense

Minority interest in income of consolidated subsidiaries was $2 million for the three months ended April 30, 2003 and 2002, respectively.  We record minority interest in income or loss for third party interests in our AMSEC LLC joint venture and our majority-owned subsidiary, ANXeBusiness Corp.

Net Loss on Marketable Securities and Other Investments, Including Impairment Losses

Gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities, as cost method investments or as equity method investments are recorded as “Net loss on marketable securities and other investments, including impairment losses” and are part of non-operating income or expense.  Impairment losses on marketable equity securities and private equity investments from declines in fair market values that are deemed to be other-than-temporary are also recorded in this financial statement line item.

In accordance with our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair value, we determined that declines in the fair value of certain of our marketable and private equity securities had occurred and were deemed to be other-than-temporary in nature.  We, therefore, recorded impairment losses of $19 million and $9 million for the three months ended April 30, 2003 and 2002, respectively, on these investments.  Of the total impairment losses, $45 thousand and $891 thousand were impairments related to our publicly traded equity securities for the three months ended April 30, 2003 and 2002, respectively, and $19 million and $8 million were impairments related to our private equity securities for same periods.  Taking into account these impairments, as of April 30, 2003, we hold $20 million of publicly-traded equity and debt securities and $95 million of private equity securities.

For the three months ended April 30, 2003, we recognized an aggregate gain before income taxes of $767 thousand from the sale of certain  marketable and private investments.  For the same period of the prior year, we recognized an aggregate net loss before income taxes of $31 thousand from the sale of investments, which included a gain of $9 million from the sale of Amdocs shares that were hedged by an equity collar, a loss of $10 million on the sale of VeriSign shares that were not hedged by equity collars, and a net gain of $831 thousand from other sale transactions on certain investments.

Provision for Income Taxes

The provision for income taxes as a percentage of income before income taxes was 32.7% for the three months ended April 30, 2003 compared to 31.9% for the same period of the prior year.  The slightly higher effective tax rate for the three months ended April 30, 2003 was caused by a decrease in charitable contributions of intellectual property, partially offset by a favorable audit settlement for fiscal years 1988 to 1993 involving a claim for refund of research tax credits.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments in marketable securities totaled $2.1 billion and $2.2 billion at April 30, 2003 and January 31, 2003.

At April 30, 2003 and January 31, 2003, there were no borrowings outstanding under the credit facilities.  Subsequent to April 30, 2003, we signed a contract with bonding requirements that have been met through the issuance of standby letters of credit under our five-year revolving credit facility in the approximate dollar equivalent of $89 million.  We expect to utilize the five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150 million through August 2004, and any such utilization would reduce the amount available for borrowing.  Our primary sources of liquidity during the three months ended April 30, 2003 were funds provided by operations and existing cash and cash equivalents.

Cash flows generated from operating activities were $68 million for the three months ended April 30, 2003 compared to $86 million for the same period of the prior year and decreased because net cash used in working capital of $108 million increased compared to $88 million for the same period of the prior year.  The increase in net cash used in working capital for the three months ended April 30, 2003 was primarily a result of growth in receivables attributable to the overall revenue growth and timing of customer billing and collections on certain of our receivables.  The increase in use for working capital offset the effects of higher net income for the three months ended April 30, 2003.

We used $78 million of cash in investing activities for the three months ended April 30, 2003 compared to generating cash of $235 million for the same period of the prior year.  For the three months ended April 30, 2003, we used cash primarily for the acquisition of two businesses as discussed in Note F in the notes to condensed consolidated financial statements.  For the same period of the prior year, we generated cash primarily from the sale of short-term marketable securities and reinvested a portion of our cash into short-term investments, which are managed as portfolios by outside investment managers.

We used $106 million and $122 million in cash for financing activities for the three months ended April 30, 2003 and 2002, respectively, primarily for repurchases of our common stock, as described below:

	Three months ended April 30
	2003	2002
	(in thousands)

Repurchases of common stock:
Quarterly stock trades	$49,706
401(k) and retirement and profit sharing plans	26,325	$59,701
Upon employee terminations	18,735	32,838
Other stock transactions	23,910	41,551
Total	$118,676	$134,090

The quarterly stock trade on April 26, 2002, in which we repurchased $119 million of common stock, did not settle until May 1, 2002 and is therefore not reflected in the stock activity for the three months ended April 30, 2002.  Although we have no obligation to make purchases in the quarterly stock trades, we repurchased stock in recent quarterly stock trades in which more shares were offered for sale than the aggregate number of shares sought to be purchased by authorized buyers.  Repurchases of our shares reduces the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheet. If we continue to experience net share repurchases in quarterly trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings will decline and this ultimately could result in an accumulated deficit within our stockholders’ equity.

As discussed in our 2003 Annual Report on Form 10-K, there is no public market for our Class A common stock and a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.” Generally, there are four trade dates each year. All sales are made at the prevailing price of the Class A common stock determined by the board of directors pursuant to the valuation process described on page 21 of our 2003 Annual Report on Form 10-K.  If there are insufficient buyers for the stock on any trade date, our stockholders may not be able to sell stock on the trade date. We are authorized but not obligated to purchase shares of Class A common stock in the limited market on any trade date. We cannot assure you that we will continue to make such purchases. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

Given the current favorable interest rate and debt market environments, we have modified our prior plan to finance the purchase of the land and buildings which are currently under two operating leases, as discussed in Note H and Note P of the notes to consolidated financial statements of the Company’s 2003 Annual Report on Form 10-K.  We now intend to pursue financing through issuance of long-term debt securities or other long-term debt financing.  In anticipation of obtaining new debt financing, we entered into interest rate lock agreements on May 29, 2003 to lock in the effective borrowing rate on portions of the anticipated debt financing.  In addition, in accordance with our modified financing plan, on May 29, 2003, we entered into new interest rate swap agreements (“2003 swap agreements”) to offset the effects of the swap agreements previously entered into in January 2002 (“2002 swap agreements”).  The 2002 swap agreements locked in the effective borrowing rate on the planned mortgage financing at that time over a term of five years.  As a result of the 2002 swap agreements and the decrease in interest rates since we entered into those swap agreements, we will amortize a loss before income taxes of approximately $14 million as additional interest expense over the period August 2003 through August 2008.

We expect our existing cash, cash equivalents, short-term investments in marketable securities, cash flows from operations and borrowing capacity to provide sufficient funds for our operations and capital expenditures.  We also expect to finance acquisitions and equity investments in the future with existing cash resources, cash from operations and our borrowing capacity.  Our 364-day revolving credit facility which allows borrowings up to $250 million expires in July 2003.  We are currently in discussions to enter into a replacement 364-day, $250 million revolving credit facility on similar terms.

Commitments and Contingencies

As previously disclosed in our filings with the SEC, our Telcordia subsidiary instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Arbitral Award.  Oral arguments on Telcordia’s petition to confirm the arbitration award are scheduled for June 27, 2003.  Meanwhile, Telkom South Africa requested that the South African High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa.  Oral arguments on Telkom South Africa’s petition are scheduled for August 5, 2003.  Although Telcordia believes Telkom’s application is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa’s petition, or provide all or some portion of the relief requested. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. We have no significant balance sheet assets recorded related to this contract as of April 30, 2003 and January 31, 2003.

In January 1997 when we formed the INTESA joint venture, we guaranteed INTESA’s obligations under the outsourcing services agreement between INTESA and PDVSA. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the services agreement in any calendar year is limited to $50 million. Our maximum obligation under this guarantee would be 60% of INTESA’s maximum liability under the services agreement or $30 million. Due to the complex nature of the legal and factual issues involved in this matter and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable. There currently is no liability recorded relating to this guarantee.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Forward-looking Information

The foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following discussion in “Quantitative and Qualitative Disclosures About Market Risk” should be read in conjunction with the condensed consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition.  Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors.  Some of these factors include, but are not limited to the risk factors set forth in our 2003 Annual Report on Form 10-K.  Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.  We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks which are inherent in our financial instruments arising from transactions entered into in the normal course of business.  Our current market risk exposures are primarily in the interest rate, foreign currency and equity price areas.   The following information about our market sensitive financial instruments contains forward-looking statements.  For further information, refer to Item 7A and the consolidated financial statements and footnotes included in our 2003 Annual Report on Form 10-K and Note E in the notes to condensed consolidated financial statements in Item 1 of this Form 10-Q for a discussion of our derivative instruments and hedging activities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, short-term and long-term receivables, interest rate swaps and long-term debt obligations.  Interest rates related to these financial instruments at April 30, 2003 were relatively unchanged from January 31, 2003, but have declined since April 30, 2003.  Many of our current investments were made in periods when interest rates were higher.  If rates stay at current levels, as investments in our fixed income portfolios mature, they will be replaced with instruments bearing a lower interest rate.

As described in Note E of the notes to condensed consolidated financial statements, on May 29, 2003, we entered into a series of derivative transactions to manage interest rate risk related to a planned debt financing for the purchase of land and buildings which are currently under two operating leases.  As of June 13, 2003, we have not completed the debt financing.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies.

Our objective in managing our exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations.  Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts.  The currencies hedged as of April 30, 2003 are the Canadian dollar and the Euro.  We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis.  The market values for forward foreign exchange contracts were estimated using spot rates in effect on April 30, 2003.  The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of April 30, 2003 are the hypothetical gains and losses associated with foreign currency risk.  A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of April 30, 2003, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of approximately $1.1 million.

Equity Price Risk

We are exposed to equity price risks on our strategic investments in publicly-traded equity securities, which are primarily in the high-technology market.  As of April 30, 2003, we no longer hold derivative instruments related to our equity price risks and the quoted fair value of our publicly-traded equity securities was approximately $18 million.  The market risk associated with these equity investments is the potential loss in fair value that would result from a decrease in market prices. Based on our position at April 30, 2003, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of our publicly-traded equity securities of approximately $1.8 million.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in our filings with the SEC, our Telcordia subsidiary instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130,000,000, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Arbitral Award.  Oral arguments on our petition to confirm the arbitration award are scheduled for June 27, 2003.  Meanwhile, Telkom South Africa has requested that the South African High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa.  Oral arguments on Telkom South Africa’s petition are scheduled for August 5, 2003.  Although Telcordia believes Telkom South Africa’s application is without merit and constitutes an abuse of process, no assurance can be given that the High Court will not consider Telkom South Africa’s petition, or provide all or some portion of the relief requested. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 2.  Changes in Securities

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)                                  Recent Sales of Unregistered Securities

On February 3, 2003, we acquired Quality Research, Inc. (“QRI”) in accordance with an Agreement and Plan of Merger dated as of January 3, 2003 (the “QRI Merger Agreement”).  In accordance with the QRI Merger Agreement, nine executives of QRI, who owned a majority of QRI, entered into a purchase agreement on February 3, 2003 under which the executives agreed to purchase shares of our Class A common stock with an aggregate value of approximately $3,162,700 in our limited market on the first trade date following the closing of the QRI acquisition. On April 18, 2003, these individuals purchased an aggregate amount of 108,982 shares at the per share price of $29.02.  No underwriters were involved in this transaction.  Although shares issued in our limited market transactions generally are considered registered under the Securities Act of 1933, as amended (“Securities Act”), since these executives made an investment decision to purchase these shares and a commitment to do so under the purchase agreement prior to the occurrence of the limited market transaction, these shares are considered not to be registered under the Securities Act.  The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act in accordance with Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act as a transaction by an issuer not involving any public offering.

On April 11, 2003, we acquired Computer Systems Technology, Inc. (“CST”) through a merger of our wholly-owned subsidiary into CST.  CST was subsequently merged into SAIC.  The consideration paid to acquire CST consisted of cash and 931,818 shares of our Class A common stock with a per share price of $29.02 and the right of CST’s shareholders to receive additional consideration of cash and shares of our Class A common stock in the future if the acquired CST division achieved certain financial results during the two-year period following the merger.  No underwriters were involved in this transaction.  The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act, in accordance with Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

(d)                                 Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1                           Amended and Restated Credit Agreement (Multi-Year Facility) dated as of April 28, 2003, among Registrant, JP Morgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint bookrunners and co-lead arrangers and certain other financial institutions.

99.1                           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2                           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)                                 Reports on Form 8-K.

During the fiscal quarter for which this report is filed, we filed the following report(s) on Form 8-K:

(i)                                     Form 8-K filed April 8, 2003, Item 5, Other events and Item 7, Financial Statement and Exhibits.

(ii)                                  Form 8-K filed April 14, 2003, Item 5, Other events, Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Date: June 13, 2003	/s/ Thomas E. Darcy
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

Date: June 13, 2003	/s/ J. Robert Beyster
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

Date: June 13, 2003	/s/ Thomas E. Darcy
Chief Financial Officer