Form 10-Q
period 2003-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2003-09-12
CIK 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM  10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Yes ☐ No ☒

As of August 31, 2003 the Registrant had 183,252,477 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 230,703 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

Revenues	$1,666,391	$1,467,676	$3,162,678	$2,820,621
Costs and expenses:
Cost of revenues	1,386,587	1,180,965	2,623,064	2,293,919
Selling, general and administrative expenses	147,985	157,881	288,316	293,444
Goodwill impairment	7,022	9,007	7,022	9,007
Gain on sale of business units, net		(3,383)		(3,383)
Operating income	124,797	123,206	244,276	227,634

Non-operating income (expense):
Net gain (loss) on marketable securities and other investments, including impairment losses	3,103	(65,175)	(15,207)	(125,658)
Interest income	11,291	8,915	30,091	16,494
Interest expense	(19,167)	(8,438)	(35,860)	(11,885)
Other income, net	95	1,035	1,579	2,940
Minority interest in income of consolidated subsidiaries	(2,050)	(1,986)	(3,916)	(3,701)
Income from continuing operations before income taxes	118,069	57,557	220,963	105,824
Provision for income taxes	26,898	16,157	60,544	31,546
Income from continuing operations	91,171	41,400	160,419	74,278

Discontinued operations (Note P):
Loss from discontinued operations of INTESA joint venture, net of income tax expense of $4,076 and $6,297 for the three and six months ended July 31, 2002, respectively	—	(317)	—	(490)
Net income	$91,171	$41,083	$160,419	$73,788

Earnings per share:
Basic	$.49	$.20	$.86	$.37
Diluted	$.48	$.20	$.85	$.35

Common equivalent shares:
Basic	185,799	200,742	185,689	202,118
Diluted	188,970	209,354	189,156	211,434

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	July 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,280,093	$1,095,441
Restricted cash	20,613	8,442
Short-term investments in marketable securities	1,102,337	1,093,455
Receivables, net	1,161,164	1,127,584
Prepaid expenses and other current assets	115,459	90,064
Deferred income taxes	89,566	89,512
Total current assets	3,769,232	3,504,498

Property, plant and equipment (less accumulated depreciation of $480,856 and $492,272 at July 31, 2003 and January 31, 2003, respectively)	385,582	406,263
Intangible assets	38,575	28,162
Goodwill	217,706	136,676
Long-term investments in marketable securities	22,720	19,301
Prepaid pension assets	554,803	558,178
Other assets	120,678	151,298
	$5,109,296	$4,804,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$833,870	$939,045
Accrued payroll and employee benefits	366,422	381,672
Income taxes payable	210,425	214,520
Notes payable and current portion of long-term debt	22,498	16,752
Total current liabilities	1,433,215	1,551,989

Long-term debt, net of current portion	1,192,883	896,630
Deferred income taxes	41,573	47,546
Other long-term liabilities	276,295	269,347
Minority interest in consolidated subsidiaries	35,350	31,830
Stockholders’ equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized, issued and outstanding: 182,969 shares and 182,021 shares at July 31, 2003 and January 31, 2003, respectively	1,829	1,820
Class B, $.05 par value, 5,000 shares authorized, issued and outstanding: 231 shares and 236 shares at July 31, 2003 and January 31, 2003, respectively	12	12
Additional paid-in capital	1,869,858	1,690,680
Retained earnings	362,980	401,357
Other stockholders’ equity	(87,662)	(73,346)
Accumulated other comprehensive loss	(17,037)	(13,489)
Total stockholders’ equity	2,129,980	2,007,034
	$5,109,296	$4,804,376

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended
	July 31, 2003	July 31, 2002
Cash flows from operating activities:
Net income	$160,419	$73,788
Loss from discontinued operations, net of tax		490
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	39,915	47,603
Non-cash compensation	79,036	71,678
Non-cash restructuring charge	4,725	3,834
(Gain) loss on derivative instruments	(18)	47,002
Impairment losses on marketable securities	19,075	80,890
Impairment loss on property, plant and equipment	5,384
Goodwill impairment	7,022	9,007
Gain on sale of marketable securities and other investments	(3,850)	(2,234)
Gain on sale of business units, net		(3,383)
Other	2,691	5,033
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	7,755	104,191
Prepaid expenses and other current assets	(24,041)	2,613
Progress payments	(62)	(392)
Deferred income taxes	(3,829)	(31,093)
Other assets	27,911	(20,214)
Accounts payable and accrued liabilities	(129,610)	(146,116)
Accrued payroll and employee benefits	(27,306)	(36,582)
Income taxes payable	40,384	52,054
Other long-term liabilities	(21,171)	5,122
	184,430	263,291
Cash flows from investing activities:
Expenditures for property, plant and equipment	(19,778)	(11,385)
Acquisitions of business units, net of cash acquired	(72,616)	(2,175)
Purchases of debt and equity securities available-for-sale	(12,120)	(106,367)
Proceeds from sale of short-term investments in marketable securities and private investments	6,529	348,041
Investments in affiliates	(8,074)	(5,717)
Other	10	2,913
	(106,049)	225,310
Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	294,357	793,175
Payments on settlement of treasury lock contracts	(4,680)	(8,157)
Payments of notes payable and long-term debt	(120)
Principal payments on capital lease obligations	(178)	(45)
Dividends paid to minority interest stockholders		(918)
Net proceeds from subsidiary issuance of stock	299	444
Sales of common stock	20,111	17,253
Repurchases of common stock	(203,518)	(305,226)
	106,271	496,526
Increase in cash and cash equivalents from continuing operations	184,652	985,127
Cash from discontinued operations		5,197
Cash and cash equivalents at beginning of period	1,095,441	444,914
Cash and cash equivalents at end of period	$1,280,093	$1,435,238

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$53,011	$53,953
Capital lease obligations for property and equipment	$78	$167

Fair value of assets acquired in acquisitions	$152,653	$2,859
Cash paid in acquisitions	(72,616)	(2,175)
Issuance of common stock in acquisitions	(28,865)
Liabilities assumed in acquisitions	$51,172	$684

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note A – Summary of Significant Accounting Policies:

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

Certain amounts for the three and six months ended July 31, 2002 have been reclassified in the condensed consolidated financial statements to conform to the presentation for the three and six months ended July 31, 2003, including the Company’s INTESA joint venture presented as discontinued operations (Note P).

In the opinion of management, the unaudited financial information as of July 31, 2003 and for the three and six months ended July 31, 2003 and 2002 reflects all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2003 Annual Report on Form 10-K.

Property, Plant and Equipment

The Company assesses potential impairments to its property, plant and equipment when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flows. When the carrying amount of the asset exceeds the estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its fair value.

During the three months ended July 31, 2003, the Company’s Telcordia Technologies, Inc. (“Telcordia”) subsidiary recognized an impairment loss of $5,384,000, primarily related to leasehold improvements and equipment at an underutilized training facility for telecommunications customers.  The impairment loss was measured as the excess of those assets’ carrying amounts over their fair market values.  The impairment loss is reflected in cost of revenues and in the Company’s Non-Regulated Telecommunications segment.

Warranty Obligations

The majority of the Company’s warranty costs are incurred in connection with warranty provisions included in Telcordia’s software development contracts.  The Company generally offers a twelve month warranty for software defects. The liability is estimated based primarily on prior claims experience and current software license revenues subject to warranty obligations. The obligation is accrued as development contracts are performed. The Company assesses the adequacy of the reserve on a periodic basis to determine if any adjustments are necessary due to changes in actual spending by product or other factors.  For the six months ended July 31, 2003, Telcordia experienced lower actual warranty costs primarily due to improved cost controls, resulting in a $9,207,000 reduction in accrued warranty obligations and cost of revenues, which is reflected in the total adjustments of $9,557,000.  The changes in accrued warranty obligations are as follows (in thousands):

January 31, 2003	$49,287
New warranties	13,707
Adjustments	(9,557)
Payments	(12,775)
July 31, 2003	$40,662

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

	Three months ended July 31		Six months ended July 31
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Net income, as reported	$91,171	$41,083	$160,419	$73,788
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(8,596)	(10,447)	(17,313)	(20,851)
Pro forma net income	$82,575	$30,636	$143,106	$52,937

Earnings per share:
Basic – as reported	$.49	$.20	$.86	$.37
Basic – pro forma	$.44	$.15	$.77	$.26

Diluted – as reported	$.48	$.20	$.85	$.35
Diluted – pro forma	$.44	$.15	$.75	$.25

Note B – Recently Issued Accounting Pronouncement:

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company’s quarter beginning August 1, 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument as a liability or an asset under certain circumstances as defined in SFAS No. 150.  The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s consolidated financial position or results of operations based on the types of financial instruments the Company currently has issued.

Note C – Business Segment Information:

As discussed in Note P, prior year segment information for the three and six months ended July 31, 2002 has been conformed to reflect the Company’s INTESA joint venture as discontinued operations.  Therefore, segment information for the three and six months ended July 31, 2002 no longer reflects the operating results of INTESA.

The following summarizes interim business segment information:

	Three months ended July 31		Six months ended July 31
	2003	2002	2003	2002
	(in thousands)

Revenues:
Regulated	$1,340,195	$1,083,110	$2,508,234	$2,053,271
Non-Regulated Telecommunications	222,981	276,246	448,898	548,542
Non-Regulated Other	104,335	114,890	207,566	221,136
Corporate	(1,120)	(6,570)	(2,020)	(2,328)
Total reportable segment revenues	$1,666,391	$1,467,676	$3,162,678	$2,820,621

Segment operating income (loss):
Regulated	$118,969	$83,481	$212,233	$155,382
Non-Regulated Telecommunications	32,337	57,620	70,046	99,339
Non-Regulated Other	7,280	8,720	12,591	17,175
Corporate	(26,236)	(20,336)	(42,574)	(36,788)
Total reportable segment operating income	$132,350	$129,485	$252,296	$235,108

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended July 31		Six months ended July 31
	2003	2002	2003	2002
	(in thousands)

Depreciation and amortization:
Regulated	$5,530	$5,536	$10,057	$10,490
Non-Regulated Telecommunications	11,258	15,812	23,825	32,256
Non-Regulated Other	822	741	1,589	1,671
Corporate	2,425	1,628	4,417	3,154
Total reportable segment depreciation and amortization	20,035	23,717	39,888	47,571
Investment activities	13	16	27	32
Total consolidated depreciation and amortization	$20,048	$23,733	$39,915	$47,603

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended July 31		Six months ended July 31
	2003	2002	2003	2002
	(in thousands)

Total reportable segment operating income	$132,350	$129,485	$252,296	$235,108
Investment activities	(983)	(1,517)	(1,728)	(3,397)
Goodwill impairment	(7,022)	(9,007)	(7,022)	(9,007)
Gain on sale of business units, net		3,383		3,383
Equity in income of unconsolidated affiliates	(1,598)	(1,124)	(3,186)	(2,154)
Minority interest in income of consolidated subsidiaries	2,050	1,986	3,916	3,701
Total consolidated operating income	$124,797	$123,206	$244,276	$227,634

Note D – Short-term and Long-term Investments in Marketable Securities:

The cost basis, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale marketable securities are as follows:

	Short-term investments in marketable securities	Long-term investments in marketable securities	Total
	(in thousands)
July 31, 2003
Cost basis	$1,100,664	$4,783	$1,105,447
Unrealized gains	1,673	17,939	19,612
Unrealized losses		(2)	(2)
Fair market value	$1,102,337	$22,720	$1,125,057

January 31, 2003
Cost basis	$1,088,801	$9,152	$1,097,953
Unrealized gains	5,041	10,686	15,727
Unrealized losses	(387)	(537)	(924)
Fair market value	$1,093,455	$19,301	$1,112,756

Gross realized gains and losses for the three and six months ended July 31, 2003 and the three months ended July 31, 2002 were not significant.  For the six months ended July 31, 2002, gross realized gains and losses from sale of marketable securities are included in “Net gain (loss) on marketable securities and other investments, including impairment losses” and were $11,023,000 and $11,105,000, respectively.

Note E – Receivables:

Receivables include $36,399,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at July 31, 2003.

Note F – Derivative Financial Instruments:

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

Equity Securities Price Risk

As of July 31, 2003 and January 31, 2003, the Company did not hold any derivative instruments related to its portfolio of publicly-traded equity securities.  The equity collars held at July 31, 2002 were liquidated at various dates throughout the prior year.  During the three and six months ended July 31, 2002, the Company recorded a net gain before income taxes of $6,513,000 and net loss before income taxes of $44,438,000, respectively, for the ineffective portion of changes in the fair value of equity collars it had in place to mitigate the risk of significant price fluctuations of its investment in VeriSign, Inc. (“VeriSign”) and Amdocs Limited (“Amdocs”).  Also during the six months ended July 31, 2002, one of the equity collars on certain shares of the Company’s investment in Amdocs matured, and the Company received gross proceeds of $60,810,000 from the sale of the underlying Amdocs shares (Note O).

Interest Rate Risk

During the three months ended July 31, 2003, the Company modified its prior plan for financing the $90,500,000 purchase of land and buildings under two operating leases, as discussed in Note H and Note P of the notes to consolidated financial statements of the Company’s 2003 Annual Report on Form 10-K.  Rather than using the five-year mortgage financing previously planned, on June 19, 2003, the Company issued $300,000,000 of fixed rate debt, as described in Note J.  In anticipation of this debt issuance, the Company entered into interest rate lock agreements on May 29, 2003 to lock in the effective borrowing rate on portions of the anticipated debt financing.  Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, the Company was required to pay $4,680,000 to settle the treasury lock contracts upon the debt issuance.  This loss of $4,680,000 before income taxes will be amortized to interest expense over the term of the related debt.  Since the treasury lock contracts were designated as cash flow hedges that were fully effective, the net of tax loss of $2,783,000 was recorded as a component of accumulated other comprehensive loss in stockholders’ equity.

The Company had previously entered into swap agreements in January 2002 (“2002 swap agreements”) pursuant to the original financing plan, as described in the Company’s 2003 Annual Report on Form 10-K, which were designated as cash flow hedges of the previously planned five-year mortgage financing, and which were fully effective through May 29, 2003.  Net of tax losses of $1,681,000 and $2,956,000 for the three and six months ended July 31, 2003, respectively, were recorded as a component of accumulated other comprehensive loss in stockholders’ equity (Note K) compared to net of tax losses of $2,127,000 and $2,806,000 for the three and six months ended July 31, 2002, respectively.  As of May 29, 2003, the 2002 swap agreements were no longer designated in a cash flow hedging relationship and, therefore, all future changes in fair value will be recorded directly into income through August 2008.  The cumulative loss before income taxes on the 2002 swap agreements through May 29, 2003 of $14,474,000 will be amortized as additional interest expense over the five-year period from August 2003 through August 2008.  This net of tax loss of $8,608,000 has been recorded as a component of accumulated other comprehensive loss in stockholders’ equity.

In conjunction with the modified financing plan, on May 29, 2003, the Company entered into additional interest rate swap agreements (“2003 swap agreements”) to offset the effects of the 2002 swap agreements.  The net change in the fair values of the 2002 and 2003 swap agreements since May 29, 2003 resulted in a net gain before income taxes of $166,000, which has been recorded as a reduction of interest expense for the three and six months ended July 31, 2003.  As of July 31, 2003 and January 31, 2003, the fair value of the swap agreements of $14,307,000 and $9,504,000, respectively, has been reflected in other long-term liabilities.

Foreign Currency Risk and Other Derivatives

For the three and six months ended July 31, 2003, the Company recognized a net gain before income taxes of $20,000 and $18,000, respectively, related to the change in fair value of warrants that are deemed derivative instruments and not designated as hedging instruments, compared to a loss before income taxes of $2,113,000 and $2,564,000 for the three and six months ended July 31, 2002, respectively.  Foreign currency forward exchange contracts that are designated in cash flow hedging relationships were fully effective.  Net of tax losses of $80,000 and $412,000 for the three and six months ended July 31, 2003, respectively, were recorded as a component of accumulated other comprehensive loss in stockholders’ equity, compared to net of tax gains of $50,000 and $20,000 for the three and six months ended July 31, 2002, respectively (Note K).

Note G – Acquisitions of Businesses:

During the six months ended July 31, 2003, the Company completed five acquisitions for an aggregate purchase price of approximately $117,437,000, which consisted of approximately $72,616,000 in cash, 5,124,000 shares of the Company’s Class A common stock which had a fair value of approximately $28,865,000 on the dates of issuance and future acquisition payments of $15,956,000.  The amount of purchase price assigned to identifiable intangible assets and goodwill was $14,783,000 and $88,328,000, respectively.  Additional potential contingent payments related to these acquisitions were approximately $17,351,000, payable through 2005, of which $15,351,000 would be treated as incremental purchase price.

These acquisitions have been recorded based on preliminary financial information.  Other than potential contingent payments, the Company does not anticipate a material change to the aggregate purchase price or assets acquired and liabilities assumed. These acquisitions in the aggregate are not considered material business combinations for financial reporting; therefore, pro forma financial information is not presented.

Note H – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the six months ended July 31, 2003 are as follows:

	Regulated	Non- Regulated Telecom- munications	Non- Regulated Other	Total
	(in thousands)
Goodwill at January 31, 2003	$80,787	$46,268	$9,621	$136,676
Acquisitions	81,355		6,973	88,328
Impairments	(7,022)			(7,022)
Foreign currency translation		27	(169)	(142)
Adjustments	(134)			(134)
Goodwill at July 31, 2003	$154,986	$46,295	$16,425	$217,706

As a result of the loss of certain significant contracts and proposals related to one reporting unit in the Regulated segment, the Company determined during the three months ended July 31, 2003 that a portion of the goodwill assigned to that reporting unit had become impaired.  Accordingly, the Company recorded a goodwill impairment charge of $7,022,000.  The impairment charge, representing the excess of the reporting unit’s fair value over its carrying amount, was based on a discounted cash flow model using revenue and profit forecasts for the next five years.

Intangible assets as of July 31, 2003 and January 31, 2003 consist of the following:

	July 31, 2003			January 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
	(in thousands)
Amortizable intangible assets:
Software and technology	$42,322	$25,323	$16,999	$60,984	$42,246	$18,738
Patents	12,163	4,626	7,537	12,163	4,220	7,943
Customer contracts	11,119	1,326	9,793	5,662	4,472	1,190
Other	5,253	1,007	4,246	591	300	291
Total amortizable intangible assets	$70,857	$32,282	$38,575	$79,400	$51,238	$28,162

Software and technology with a gross carrying value of $18,900,000 and other intangible assets with a gross carrying value of $4,426,000 became fully amortized at January 31, 2003 and, therefore, are no longer reflected in the gross carrying value at July 31, 2003.  Amortization expense related to intangible assets was $2,542,000 and $4,370,000 for the three and six months ended July 31, 2003, respectively, compared to $1,905,000 and $3,782,000 for the three and six months ended July 31, 2002, respectively.  Based on the intangible assets as of July 31, 2003, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows:

Year ending January 31	(in thousands)

2004	$9,844
2005	10,314
2006	8,086
2007	5,807
2008	4,679
Thereafter	4,215
$42,945

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other relevant factors.

For the three and six months ended July 31, 2003 and 2002, the Company did not recognize an impairment loss on intangible assets.

Note I – Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750,000,000 with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500,000,000, which allow borrowings until July 2007 and (ii) a 364-day revolving credit facility of up to $250,000,000, which was amended on July 30, 2003 to extend its term one year until July 28, 2004.  Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate.  The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount.

During the three months ended July 31, 2003, the Company entered into a foreign customer contract with bonding requirements that have been met through the issuance of standby letters of credit under the five-year revolving credit facility in the approximate dollar equivalent of $88,000,000.  The Company expects to utilize the five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150,000,000 through August 2004, and any such utilization would reduce the amount available for borrowing.

As of July 31, 2003, the entire $250,000,000 under the 364-day revolving credit facility was available and $412,000,000 of the five-year revolving credit facility was available, and the Company was in compliance with all the financial covenants under the credit facilities.

Note J – Notes Payable and Long-Term Debt:

On June 19, 2003, the Company completed a private offering of $300,000,000 of 30-year senior unsecured notes (“2003 30-year notes”).  The 2003 30-year notes are due on July 1, 2033 and pay interest at 5.5% on a semi-annual basis beginning January 1, 2004.  The Company amortizes the note discounts, issuance costs and the loss on the treasury lock contracts (Note F) to interest expense, which results in an effective interest rate of 5.8% for the 2003 30-year notes.  Pursuant to the terms of the private offering, on August 15, 2003, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange any and all of the notes for substantially identical new notes that will have been registered under the Securities Act upon the effectiveness of the registration statement.

Note K – Accumulated Other Comprehensive Loss and Comprehensive Income:

As of July 31, 2003 and January 31, 2003, accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and derivative instruments, a minimum pension liability adjustment and foreign currency translation adjustments as follows:

	July 31, 2003	January 31, 2003
	(in thousands)
Accumulated other comprehensive gains (losses) from:
Unrealized net gain on marketable securities	$12,521	$9,427
Unrealized net loss on derivative instruments	(16,016)	(10,060)
Minimum pension liability adjustment	(9,502)	(9,855)
Foreign currency translation adjustments	(4,040)	(3,001)
	$(17,037)	$(13,489)

As of July 31, 2003, approximately $1,763,000 of the unrealized net loss on derivative instruments is expected to be reclassified into income within the next twelve months.

Comprehensive income, which combines net income, unrealized gains and losses on the Company’s available-for-sale securities and derivative instruments, foreign currency translation adjustments and a minimum pension liability adjustment, consists of the following:

	Three months ended July 31		Six months ended July 31
	2003	2002	2003	2002
	(in thousands)

Net income	$91,171	$41,083	$160,419	$73,788
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	2,309	(75,299)	3,984	(277,176)
Reclassification of net realized (gain) loss on marketable securities	(1,186)	60,951	(890)	216,296
Minimum pension liability adjustment, net of tax	(17)		353
Unrealized loss on derivative instruments	(4,544)	(6,928)	(6,151)	(7,637)
Reclassification of net realized loss (gain) on derivative instruments	70	21	195	(64)
Foreign currency translation adjustments	(284)	2,262	(1,039)	3,291
	(3,652)	(18,993)	(3,548)	(65,290)
Total comprehensive income	$87,519	$22,090	$156,871	$8,498

Note L – Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows:

	Three months ended July 31		Six months ended July 31
	2003	2002	2003	2002
	(in thousands, except per share amounts)
BASIC EPS:

Net income	$91,171	$41,083	$160,419	$73,788
Weighted average shares	185,799	200,742	185,689	202,118
Basic EPS	$.49	$.20	$.86	$.37

DILUTED EPS:

Net income	$91,171	$41,083	$160,419	$73,788
Weighted average shares	185,799	200,742	185,689	202,118
Effect of:
Stock options	2,965	8,070	3,241	8,848
Other stock awards	206	542	226	468
Weighted average shares, as adjusted	188,970	209,354	189,156	211,434
Diluted EPS	$.48	$.20	$.85	$.35

Options to purchase 19,816,000 and 573,000 shares of common stock for the three months ended July 31, 2003 and 2002, respectively, and options to purchase 20,543,000 and 286,000 shares of common stock for the six months ended July 31, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted EPS because the effect of such options would be antidilutive. Such options expire at various dates through July 2008.

Note M – Restructuring Costs:

During the three and six months ended July 31, 2003, the Company’s Telcordia subsidiary continued to have involuntary workforce reductions of 160 and 330 employees, respectively, to realign its staffing levels with lower telecommunications revenues.  For the three and six months ended July 31, 2003, the Company recorded a total restructuring charge of $2,768,000 and $5,803,000, respectively, compared to $3,410,000 and $4,258,000 for the three and six months ended July 31, 2002, respectively.  The restructuring charge consisted of workforce reduction costs for special termination pension benefits, severance benefits and extension of medical benefits.  The special termination benefits of $2,048,000 and $4,725,000 for the three and six months ended July 31, 2003, respectively, have been funded through Telcordia’s pension assets, and will be allocated to the participants’ pension accounts as appropriate and paid from the pension trust as plan obligations.  Effective July 1, 2003, Telcordia will no longer use the pension assets to fund severance payments and will provide severance payments through cash flows from its operations.  The changes in the accrued other severance benefits and facilities closure costs as of July 31, 2003 are as follows (in thousands):

Balance at January 31, 2003	$1,261
Additions	1,077
Payments	(899)
Balance at July 31, 2003	$1,439

Note N – Gain on Sale of Business Units, Net:

During the three and six months ended July 31, 2002, the Company recognized a gain before income taxes of $3,383,000 due to the settlement of contingent liabilities related to a business unit that was sold during the three months ended July 31, 2001.

Note O – Net Gain (Loss) on Marketable Securities and Other Investments, including Impairment Losses:

Net gain (loss) on marketable securities and other investments, including impairment losses, consists of the following:

	Three months ended July 31		Six months ended July 31
	2003	2002	2003	2002
	(in thousands)
Impairment losses		$(71,841)	$(19,075)	$(80,890)
Net gain (loss) on derivative instruments	$20	4,400	18	(47,002)
Net gain on sale of investments	3,083	2,266	3,850	2,234
	$3,103	$(65,175)	$(15,207)	$(125,658)

During the six months ended July 31, 2003, the Company recognized impairment losses on certain marketable and private equity securities due to declines in fair market value which were deemed to be other-than-temporary.  Of the total impairment losses for the six months ended July 31, 2003, $45,000 and $19,030,000 were impairments taken related to our publicly-traded equity securities and private equity securities, respectively, compared to $20,313,000 and $60,577,000 for the six months ended July 31, 2002.

As described in Note F, the Company no longer holds derivative instruments related to its portfolio of publicly-traded equity securities.  For the three and six months ended July 31, 2003, the aggregate net gain before income taxes on derivative instruments was related to warrants to purchase additional equity securities in certain investments the Company holds in private and publicly-held companies.  During the three and six months ended July 31, 2002, the Company recognized an aggregate net gain before income taxes of $4,400,000 and an aggregate net loss before income taxes of $47,002,000, respectively, from changes in fair value of its equity collars and warrants as described in Note F.

During the three and six months ended July 31, 2003, the Company recognized an aggregate net gain before income taxes of $3,083,000 and $3,850,000, respectively, from the sale of certain investments.  For the six months ended July 31, 2002, the Company recognized a gain of $8,756,000 from the sale of Amdocs shares that were hedged by an equity collar (Note F), a loss of $9,618,000 on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain of $3,096,000 from other sale transactions of certain investments.

Note P – Discontinued Operations:

As described in the Company’s 2003 Annual Report on Form 10-K, the operations of the Company’s INTESA joint venture were classified as discontinued operations as of January 31, 2003.  As of July 31, 2003, INTESA has not resumed operations and is insolvent. In its capacity as a stockholder of INTESA, the Company has strongly recommended that INTESA file for bankruptcy, but PDVSA, INTESA’s other stockholder, has refused to support such a filing and discussions are at an impasse.  For the three and six months ended July 31, 2002, INTESA’s results of operations have been reclassified and reported as discontinued operations.  INTESA’s revenues of $61,557,000 and $120,810,000 were previously reported as part of the Non-Regulated Other segment and represented 35% and 36%, respectively, of Non-Regulated Other segment revenues for the three and six months ended July 31, 2002, respectively.  The effect of INTESA’s income before income taxes for the three and six months ended July 31, 2002 was $3,759,000 and $5,807,000, respectively, and have been reflected in “Loss from discontinued operations” in the condensed consolidated statements of income, net of related taxes of $4,076,000 and $6,297,000, respectively.

Note Q – Commitments and Contingencies:

As previously disclosed in the Company’s filings with the SEC, Telcordia instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130,000,000, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Arbitral Award.  On July 20, 2003, the District Court dismissed Telcordia’s petition to confirm the Partial Arbitral Award, on the grounds that the court lacks personal jurisdiction over Telkom South Africa.  Telcordia has appealed this ruling.  Meanwhile, Telkom South Africa submitted an application to the South African High Court requesting that the High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. Although Telcordia believes Telkom South Africa’s application is without merit, no assurance can be given that the High Court will not grant Telkom South Africa all or some portion of the relief requested in the application.  Oral arguments on Telkom South Africa’s application commenced on August 11, 2003.  It is uncertain when the South African High Court will render its decision.  Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. The Company does not have any balance sheet assets recorded related to this contract as of July 31, 2003 and January 31, 2003.

The Company guaranteed INTESA’s obligations under the outsourcing services agreement between INTESA and PDVSA when the   Company formed the INTESA joint venture in January 1997.  Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50,000,000.  The Company’s maximum obligation under the guarantee is $20,000,000 based on PDVSA’s 40% ownership percentage  in INTESA. There currently is no liability recorded related to this guarantee.  The services agreement expired on June 30, 2002, but INTESA’s services continued pursuant to the disentanglement phase of the services agreement. A general work stoppage in Venezuela affected the petroleum sector, including PDVSA and INTESA.  INTESA declared force majeure under the services agreement, which would excuse any non-performance attributable to the force majeure events, and notified PDVSA that the agreement had terminated for PDVSA’s failure to make payments and other reasons.  PDVSA contends that INTESA failed to perform its obligations under the services agreement.  The Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees.  In addition, PDVSA has sought injunctive relief from the Venezuelan Supreme Court on the basis of public interest of Venezuela, which would obligate INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA.  PDVSA has taken certain other actions, including denying INTESA access to certain of its facilities and assets, which the Company believes constitutes expropriation without compensation.  On September 4, 2003, the Company filed a claim of approximately $9,700,000 with the Overseas Protection Insurance Company, a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities (“OPIC”), on the basis that PDVSA and the Venezuelan government’s conduct constituted the expropriation of the Company’s investment in INTESA without compensation.  Many issues relating to INTESA, including the termination of the services agreement, PDVSA’s action for injunctive relief, and the Company’s OPIC claim, remain uncertain and their resolution is not presently determinable.

The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

Note R – Subsequent Event:

On August 1 and August 8, 2003, the Company exercised its options to purchase the land and buildings previously under operating leases, as described in Note P of the notes to consolidated financial statements of the Company’s 2003 Annual Report on Form 10-K, for $90,500,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of property, plant and equipment, intangible assets and goodwill, income taxes, warranty obligations, restructuring charges, estimated profitability of long-term contracts, pensions and other postretirement benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in our 2003 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  During the three and six months ended July 31, 2003, we have not adopted any new accounting policies that are considered critical accounting policies.

Pension and other postretirement benefit plans - As noted in our 2003 Annual Report on Form 10-K, due to the downturn in the equity markets, we have experienced declines in the fair value of the defined benefit pension assets in Telcordia’s plan and our foreign pension plan in the United Kingdom.  As a result, at January 31, 2003, the accumulated benefit obligation for our foreign pension plan was greater than the fair value of the pension assets, which means the pension plan is underfunded. Therefore, we recognized an additional minimum pension liability of $13 million and an after-tax non-cash reduction to stockholders’ equity and other comprehensive income of $10 million on our foreign pension plan at January 31, 2003. With respect to the Telcordia pension plan, it was not in an underfunded position at January 31, 2003.  However, if the equity markets decline and/or other key actuarial assumptions change such that our Telcordia pension plan is in an underfunded position at January 31, 2004, then we would recognize an additional minimum pension liability and a reduction to stockholders’ equity.  We would, however, have an opportunity to make contributions to the pension plan which would eliminate the underfunded position. Whether management would make contributions would depend on several factors, including the amount of the funding shortfall. Based on the balance of Telcordia’s prepaid pension asset at January 31, 2003, if the Telcordia plan had been in an underfunded position, we would have recorded an additional minimum liability of $558 million plus the underfunded amount.  The after-tax non-cash reduction to stockholders’ equity and other comprehensive income would have been $332 million plus the after-tax effect of the underfunded amount.

Since January 31, 2003, intermediate and long-term interest rates fell significantly, but then partially rebounded.  These interest rates determine the discount rate used in the actuarial calculation of the pension plan’s accumulated benefit obligation.  Since January 31, 2003, equity markets have improved.  If interest rates and equity markets were to remain at current levels or increase through the end of 2004, it is possible that the Telcordia pension plan would not be in an underfunded position at the end of 2004.  However, reduced interest rates and/or equity market declines through the end of 2004 could cause the Telcordia pension plan to be in an underfunded position at the end of 2004, unless we made additional cash contributions.  Furthermore, we presently expect to recognize higher pension expense in 2005 than in 2004 because of the amortization of unrecognized actuarial losses, in accordance with SFAS No. 87.

Discontinued Operations

As described in our 2003 Annual Report on Form 10-K, the operations of our INTESA joint venture were classified as discontinued operations as of January 31, 2003.  As of July 31, 2003, INTESA has not resumed operations and is insolvent.  In our capacity as a stockholder of INTESA, we have strongly recommended that INTESA file for bankruptcy, but PDVSA, INTESA’s other stockholder, has refused to support such a filing and discussions are at an impasse.  For the three and six months ended July 31, 2002, INTESA’s results of operations have been reclassified and reported as discontinued operations.  INTESA’s revenues of $62 million and $121 million were previously reported as part of the Non-Regulated Other segment and represented 35% and 36%, respectively, of Non-Regulated Other segment revenues for the three and six months ended July 31, 2002, respectively.  The effect of INTESA’s income before income taxes for the three and six months ended July 31, 2002 was $3.8 million and $5.8 million, respectively, and have been reflected in “Loss from discontinued operations” in the condensed consolidated statement of income, net of related taxes of $4.1 million and $6.3 million, respectively.

Results of Continuing Operations

Revenues

Our revenues for the three and six months ended July 31, 2003 increased 14% and 12% over the same period of the prior year due to growth in our Regulated segment, primarily from U.S. Government customers.

Regulated segment revenues as a percentage of consolidated revenues were 81% and 79% for the three and six months ended July 31, 2003, respectively, compared to 74% and 73% for the same periods of the prior year.  On an absolute basis, Regulated segment revenues increased 24% and 22% for the three and six months ended July 31, 2003, respectively, over the same periods of the prior year as a result of growth in our traditional business areas with departments and agencies of the U.S. Government and from acquisitions.  Since we derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year.  In our 2003 Annual Report on Form 10-K, we noted that the Iraq conflict may adversely impact our revenues in 2004 if U.S. Government funding shifts to direct war fighting efforts; however, with the war fighting efforts now complete, we have not experienced an adverse impact to our revenues for the three and six months ended July 31, 2003.  The U.S. Government’s priorities have shifted to post-war support in Iraq.  As a result, we could experience delays in new contract awards and funding of current contracts that are not directly related to the post-war Iraq effort.  In general, obtaining U.S. Government contracts remains a highly competitive process.

Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 13% and 14% for the three and six months ended July 31, 2003, respectively, compared to 19% for the same periods of the prior year.  On an absolute basis, such revenues decreased 19% and 18% for the three and six months ended July 31, 2003, respectively, over the same periods of the prior year.  The decrease in Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues and on an absolute basis is attributable to continued customer pricing pressure and lower sales demand, which adversely affects Telcordia’s revenues, as our customers continue to experience telecommunication market challenges.  Telcordia historically has derived a majority of its revenues from the Regional Bell Operating Companies (“RBOCs”).  Telcordia’s customers, particularly the RBOCs, continue to reduce their contract spending and place significant pressure on Telcordia to reduce prices and accept less favorable terms on existing and future contracts.  Significant contracts with several of the RBOCs for maintenance and enhancement support expire in December 2003 and a decline in prices or possible failure to renew will impact Telcordia’s revenues going forward.  Competition for these services is increasing as certain software companies offer competing capabilities in certain areas and several of the RBOCs expand their own information technology staffs.  Telcordia is focused on opportunities for growth through the introduction of new products and diversification into new customers and markets. However, loss of business from the RBOCs or other commercial customers in the global telecommunications market could further reduce revenues and have a continued adverse impact on our business.

Non-Regulated Other segment revenues as a percentage of consolidated revenues were 6% and 7% for the three and six months ended July 31, 2003, respectively, compared to 8% for the same periods of the prior year.  On an absolute basis, Non-Regulated Other segment revenues decreased 9% and 6% for the three and six months ended July 31, 2003, respectively, over the same periods of the prior year.  The decrease in Non-Regulated Other segment revenues as a percentage of consolidated revenues and on an absolute basis is due to reductions in work from our commercial IT outsourcing customers, largely in the energy industry, who are also experiencing a challenging economic environment causing them to reduce contract spending.

Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass- through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts.  At July 31, 2003, we had approximately 40,400 full-time and part-time employees compared to approximately 38,000 at July 31, 2002.  Material and subcontract (“M&S”) revenues were $463 million and $859 million for the three and six months ended July 31, 2003, respectively, compared to $361 million and $663 million for the same periods of the prior year.  As a percentage of total revenues, M&S revenues were 28% and 27% for the three and six months ended July 31, 2003, respectively, compared to 25% and 24% for the same periods of the prior year.  The contract types we enter into with our customers can impact our revenues and segment operating income.  The percentage of our revenues attributable to the higher risk, firm fixed-price (“FFP”) contracts decreased to 23% for the six months ended July 31, 2003 compared to 28% for the same period of the prior year.  We assume greater performance risk on FFP contracts and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses.  Fixed-price level-of-effort and time-and-materials type contracts represented 34% and 31% of revenues for the six months ended July 31, 2003 and 2002, respectively, while cost reimbursement contracts were 40% and 38% for the same periods, respectively, and target cost and fee with risk sharing contracts were 3% for the same periods.

Cost of Revenues

Cost of revenues as a percentage of revenues was 83.2% and 82.9% for the three and six months ended July 31, 2003 compared to 80.5% and 81.3% for the same periods of the prior year, respectively.  The cost of revenues percentage is impacted by our mix of commercial and government business.  Our revenues from commercial customers have more of their associated costs in selling, general and administrative (“SG&A”) as opposed to cost of revenues.  Therefore, the lower revenues at Telcordia for the three and six months ended July 31, 2003 caused the overall cost of revenues to increase as a percentage of revenues.  Cost of revenues as a percentage of revenues for the Regulated segment remained relatively constant at 86.5% and 86.8% for the three and six months ended July 31, 2003, respectively, compared to 86.7% and 86.9% for the same periods of the prior year.  Non-Regulated Telecommunications cost of revenues as a percentage of its revenues was 59.7% and 58.4% for the three and six months ended July 31, 2003, respectively, compared to 55.2% and 58.6% for the same periods of the prior year and compared to 57.3% for the fiscal year ended January 31, 2003. The increase in Non-Regulated Telecommunications segment cost of revenues for the three months ended July 31, 2003 is due to Telcordia experiencing lower revenues, continued customer pricing pressure, higher pension costs, and, for the three months ended July 31, 2003, a $5 million impairment charge related to leasehold improvements and equipment at an underutilized training facility for customers.  These factors were somewhat offset during the three and six months ended July 31, 2003 by a reduction in the warranty obligation and cost of revenues of $9 million, related primarily to improved warranty cost control.  Although Telcordia’s cost of revenues were relatively consistent for the six months ended July 31, 2003, it increased when compared to the fiscal year ended January 31, 2003 due to the factors discussed previously.  Non-Regulated Other segment cost of revenues as a percentage of its revenues was 75.4% and 75.5% for the three and six months ended July 31, 2003, respectively, compared to 76.0% and 76.7% for the same periods of the prior year.

Selling, General and Administrative Expenses

SG&A expenses are comprised of general and administrative (“G&A”), bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses.  SG&A expenses as a percentage of revenues were 8.9% and 9.1% for the three and six months ended July 31, 2003, respectively, compared to 10.8% and 10.4% for the same periods of the prior year.  The overall decrease in SG&A was primarily attributable to our Regulated segment.

SG&A as a percentage of revenues in the Regulated segment was 5.1% and 4.9% for the three and six months ended July 31, 2003, respectively, compared to 5.7% and 5.5% for the same periods of the prior year.  G&A decreased as a percentage of revenues primarily due to the growth in revenue in this segment without a corresponding increase in administrative costs as we have been able to maintain our existing administrative infrastructure to support the revenue growth.  The levels of B&P activity and costs have historically fluctuated depending upon the availability of bidding opportunities and resources.  For the three and six months ended July 31, 2003, B&P costs as a percentage of revenues decreased primarily due to timing of bidding opportunities.  IR&D costs have historically fluctuated depending on the stage of development for various software and hardware systems and also decreased as a percentage of revenues for the three and six months ended July 31, 2003.

SG&A as a percentage of revenues in the Non-Regulated Telecommunications segment was 29.0% and 29.7% for the three and six months ended July 31, 2003, respectively, compared to 26.0% and 25.7% for the same periods of the prior year.  G&A expenses increased as a percentage of revenues as revenues continue to decline.  Marketing and IR&D costs increased as a percentage of revenues due to Telcordia’s efforts to enter into new markets and develop new product offerings designed to increase its revenues over the long term.  Pension costs also increased as a percentage of revenues.

SG&A as a percentage of revenues in the Non-Regulated Other segment was 18.9% and 19.6% for the three and six months ended July 31, 2003, respectively, compared to 17.9% and 16.8% for the same periods of the prior year.  The increase in SG&A as a percentage of revenues for the three and six months ended July 31, 2003 was primarily attributable to overall increased marketing and IR&D costs from efforts to maintain and increase revenues in a challenging economic environment that is affecting our current commercial customers.  In addition, although G&A costs have not increased on an absolute basis, they have increased as a percentage of revenues because revenues in this segment have declined.

Segment Operating Income

Segment operating income, as defined in Note B of the notes to consolidated financial statements in our 2003 Annual Report on Form 10-K, as a percentage of total reportable segment revenues was 7.9% and 8.0% for the three and six months ended July 31, 2003, respectively, and decreased from 8.8% and 8.3% for the same periods of the prior year.  On an absolute basis, segment operating income increased 2.2% and 7.3% for the three and six months ended July 31, 2003, respectively, over the same periods of the prior year.

Regulated segment operating income as a percentage of its revenues was 8.9% and 8.5% for the three and six months ended July 31,

2003, respectively, compared to 7.7% and 7.6% for the same periods of the prior year and, on an absolute basis, increased 42.5% and 36.6% over the same periods of the prior year.  The increase reflects overall improved operating performance and lower SG&A expenses.

Our Non-Regulated Telecommunications segment operating income as a percentage of its revenues was 14.5% and 15.6% for the three and six months ended July 31, 2003, respectively, compared to 20.9% and 18.1% for the same periods of the prior year and, on an absolute basis, decreased 43.9% and 29.5%, respectively, over the same periods of the prior year.  As a percentage of revenues and on an absolute basis, segment operating income for Telcordia for the three and six months ended July 31, 2003 decreased due to lower revenues and higher cost of revenues and SG&A expenses, offset by favorable warranty adjustments as described above.

Our Non-Regulated Other segment operating income as a percentage of its revenues was 7.0% and 6.1% for the three and six months ended July 31, 2003, respectively, compared to 7.6% and 7.8% for the same periods of the prior year and, on an absolute basis, decreased 16.5% and 26.7% over the same periods of the prior year.  The decrease as a percentage of revenues and on an absolute basis was primarily attributable to increased SG&A costs as described earlier and the decrease in revenues.

Impairment of Goodwill

Goodwill is evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the goodwill, below its carrying value.  During the three months ended July 31, 2003, as a result of the loss of certain significant contracts and proposals related to a reporting unit in the Regulated segment, we determined that a portion of the goodwill assigned to that reporting unit had become impaired. Accordingly, we recorded a goodwill impairment charge of $7 million for the three months ended July 31, 2003, as compared to a $9 million charge for goodwill impairment for the same period of the prior year.  The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of its goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value based on a discounted cash flow model using revenue and profit forecasts.

Interest Income and Interest Expense

Interest income of $11 million and $30 million for the three and six months ended July 31, 2003, respectively, increased from $9 million and $16 million for the same periods of the prior year.  Interest income increased due to interest received from a favorable audit settlement with the Internal Revenue Service for a refund of research tax credits and higher average cash balances.  We had higher average cash balances primarily due to proceeds received from the June 2002 and June 2003 debt offerings.

Interest expense of $19 million and $36 million for the three and six months ended July 31, 2003, respectively, increased from $8 million and $12 million for the same periods of the prior year primarily due to interest on the $300 million debt issuance in June 2003 and interest on the $800 million debt issuance in June 2002.  Interest expense also reflects interest on our other outstanding public debt securities that were issued in January 1998, a building mortgage, deferred compensation arrangements and other notes payable.

Minority Interest Expense

Minority interest in income of consolidated subsidiaries was $2 million and $4 million for the three and six months ended July 31, 2003, respectively, which is consistent compared to the same periods of the prior year.  We record minority interest in income or loss for third party interests in our AMSEC LLC joint venture and our majority-owned subsidiary, ANXeBusiness Corp.

Net Gain (Loss) on Marketable Securities and Other Investments, Including Impairment Losses

Gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities, as cost method investments or as equity method investments are recorded as “Net gain (loss) on marketable securities and other investments, including impairment losses” and are part of non-operating income or expense.  Impairment losses on marketable equity securities and private equity investments from declines in fair values that are deemed to be other-than-temporary, and changes in fair value of certain derivative instruments are also recorded in this financial statement line item.

During the three months ended July 31, 2003, we did not experience any impairment losses pursuant to our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair value.  However, during the six months ended July 31, 2003, we determined that declines in the fair value of certain of our marketable and private equity securities had occurred and were deemed to be other-than-temporary in nature.  We, therefore, recorded impairment losses of $19 million for the six months ended July 31, 2003 compared to $72 million and $81 million for the three and six months ended July 31, 2002, respectively, on these investments.  Of the total impairment losses, $45 thousand and $20 million were impairments related to our publicly traded equity securities for the six months ended July 31, 2003 and 2002, respectively, and $19 million and $61 million were impairments related to our private equity securities for same periods.  Taking into account these impairments, as of July 31, 2003, we hold $23 million of publicly-traded equity and debt securities and $101 million of private equity securities.

We no longer hold derivative instruments related to our portfolio of publicly-traded equity securities.  For the three and six months ended July 31, 2003, the aggregate net gain before income taxes on derivative instruments were related to warrants to purchase additional equity securities in certain investments we hold in private and publicly-held companies.  During the three and six months ended July 31, 2002, the Company recognized an aggregate net gain before income taxes of $4 million and an aggregate net loss before income taxes of $47 million, respectively, from changes in fair value of our equity collars, related to our former investments in VeriSign and Amdocs, and from changes in the fair value of certain warrants.

For the three and six months ended July 31, 2003, we recognized an aggregate net gain before income taxes of $3 million and $4 million, respectively, from the sale of certain investments compared to an aggregate net gain before income taxes of $2 million for the same periods of the prior year.  Included in the aggregate net gain for the six months ended July 31, 2002 was a gain of $9 million from the sale of Amdocs shares that were hedged by an equity collar, a loss of $10 million on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain of $3 million from sales of certain other investments.

Provision for Income Taxes

The provision for income taxes as a percentage of income before income taxes was 22.8% and 27.4% for the three and six months ended July 31, 2003, respectively, compared to 28.1% and 29.8% for the same periods of the prior year.  The low rate for the three and six months ended July 31, 2003 was primarily due to a favorable federal audit settlement for fiscal years 1997 to 2000, as well as a favorable federal audit settlement for fiscal years 1988 to 1993 involving a claim for refund of research tax credits.  The favorable impact of these settlements on the tax rate is approximately 15 points and 12 points for the three and six months ended July 31, 2003, respectively.  The low rate for the same periods of the prior year was the result of charitable contributions of appreciated property and the favorable resolution of certain tax positions with state and federal tax authorities, as well as a lower effective state tax rate.  We expect the rate for the remainder of the year to increase.

Liquidity and Capital Resources

At July 31, 2003, cash and cash equivalents and short-term investments in marketable securities totaled $2.4 billion.  We did not have any borrowings outstanding under our two credit facilities, and therefore, the entire $250 million under our 364-day revolving credit facility, which was amended to extend the term until July 28, 2004, was available and $412 million of the five-year revolving credit facility was available.  The amount available for borrowings on the five-year revolving credit facility was reduced because during the three months ended July 31, 2003, we entered into a foreign customer contract with bonding requirements that have been met through the issuance of standby letters of credit under our five-year revolving credit facility in the approximate dollar equivalent of $88 million.  We expect to utilize the five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150 million through August 2004, and any such utilization would further reduce the amount available for borrowing. Our primary sources of liquidity during the three months ended July 31, 2003 were funds provided by operations, funds raised through a private offering of debt securities and existing cash and cash equivalents as further described below.

During the three months ended July 31, 2003, we modified our prior plan for financing the $91 million purchase of land and buildings under two operating leases, as discussed in Note H and Note P of the notes to consolidated financial statements of our 2003 Annual Report on Form 10-K.  Rather than using the five-year mortgage financing previously planned, on June 19, 2003, we issued fixed rate debt by completing a private offering of $300 million of 30-year senior unsecured notes (“2003 30-year notes”).  The 2003 30-year notes are due on July 1, 2033 and pay interest at 5.5% on a semi-annual basis beginning January 1, 2004.  In anticipation of this debt issuance, we entered into interest rate lock agreements on May 29, 2003 to lock in the effective borrowing rate on portions of the anticipated debt financing.  Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $5 million to settle the treasury lock contracts upon the debt issuance.  This loss of $5 million before income taxes will be amortized to interest expense over the term of the related debt. Since the treasury lock contracts were designated as cash flow hedges that were fully effective, the net of tax loss of $3 million was recorded as a component of accumulated other comprehensive loss in stockholders’ equity.

Our net proceeds from the private debt offering were $293 million, which is net of underwriters’ commissions and reflects an interest discount on the notes.  In August 2003, we used $91 million of the proceeds to acquire the land and buildings under two operating leases.  The remainder of the proceeds will be used for general corporate purposes, including future acquisitions, expansion of our outsourcing business, stock repurchases and capital expenditures.  Pursuant to the terms of the private offering, on August 15, 2003, we filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange any and all of the notes for substantially identical new notes that will have been registered under the Securities Act upon the effectiveness of the registration statement.  The exchange of the notes, when completed, does not impact our liquidity and capital resources.

In conjunction with our modified financing plan discussed above, on May 29, 2003, we also entered into additional interest rate swap agreements (“2003 swap agreements”) to offset the effects of the swap agreements entered into in January 2002 (“2002 swap agreements”), as described in the Company’s 2003 Annual Report on Form 10-K.  As of May 29, 2003, the 2002 swap agreements were no longer designated in a cash flow hedging relationship and, therefore, all future changes in fair value will be recorded directly into income through August 2008.  The cumulative loss on the 2002 swap agreements through May 29, 2003 of $14 million before income taxes will be amortized as additional interest expense over the five-year period from August 2003 through August 2008.

Cash flows generated from operating activities were $184 million for the six months ended July 31, 2003 compared to $263 million for the same period of the prior year and decreased because we used $133 million of net cash for working capital needs compared to a use of $23 million for working capital needs in the same period of the prior year.  Working capital needs increased to support higher revenue growth.  Revenues for the six months ended July 31, 2003 increased 12% over the same period of the prior year, while revenues for the six months ended July 31, 2002 decreased by 0.5% over the same period in 2001.

We used $106 million of cash in investing activities for the six months ended July 31, 2003 compared to generating cash of $225 million for the same period of the prior year.  For the six months ended July 31, 2003, we used cash primarily for the acquisitions of five businesses as discussed in Note G in the notes to condensed consolidated financial statements.  For the same period of the prior year, we generated cash primarily from the sale of short-term marketable securities and reinvested a portion of our cash into short-term investments, which are managed as portfolios by outside investment managers.

We generated cash of $106 million and $497 million from financing activities for the six months ended July 31, 2003 and 2002, respectively.  The primary source of cash from financing activities for the six months ended July 31, 2003 and 2002 was the proceeds from the debt issuances in June 2003 and June 2002, respectively.  Our primary use of cash for financing activities was for repurchases of our common stock, as described below:

	Six months ended July 31
	2003	2002
	(in thousands)
Repurchases of common stock:
Quarterly stock trades	$91,565	$119,005
401(k) and retirement and profit sharing plans	47,003	59,701
Upon employee terminations	30,158	69,456
Other stock transactions	34,792	57,064
Total	$203,518	$305,226

Although we have no obligation to make purchases in the quarterly stock trades, we repurchased stock in recent quarterly stock trades in which more shares were offered for sale than the aggregate number of shares sought to be purchased by authorized buyers.  We have repurchased less common stock during the six months ended July 31, 2003 as compared to the same period of the prior year.  For the six months ended July 31, 2003, our repurchases reflected the April 18, 2003 and July 18, 2003 quarterly stock trades whereas for the same period of the prior year, our repurchases reflected the April 26, 2002 quarterly stock trade, since the July 26, 2002 quarterly stock trade was postponed to August 16, 2002 in order to modify the stock price set by the board of directors on July 12, 2002 as it no longer represented a fair market value.  Repurchases of our shares reduces the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheet.  If we continue to experience net share repurchases in quarterly trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings will decline and this ultimately could result in an accumulated deficit within our stockholders’ equity.

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

Commitments and Contingencies

As previously disclosed in our filings with the SEC, our Telcordia subsidiary instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Arbitral Award.  On July 20, 2003, the District Court dismissed Telcordia’s petition to confirm the Partial Arbitral Award, on the grounds that the court lacks personal jurisdiction over Telkom South Africa.  Telcordia has appealed this ruling.  Meanwhile, Telkom South Africa submitted an application to the South African High Court requesting that the High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. Although Telcordia believes Telkom South Africa’s application is without merit, no assurance can be given that the High Court will not grant Telkom South Africa all or some portion of the relief requested in the application.  Oral arguments on Telkom South Africa’s application commenced on August 11, 2003.  It is uncertain when the South African High Court will render its decision.  Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. We do not have any balance sheet assets recorded related to this contract as of July 31, 2003 and January 31, 2003.

We guaranteed INTESA’s obligations under the outsourcing services agreement between INTESA and PDVSA when we formed the INTESA joint venture in January 1997.  Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50 million.  Our maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee.  The services agreement expired on June 30, 2002, but INTESA’s services continued pursuant to the disentanglement phase of the services agreement. A general work stoppage in Venezuela affected the petroleum sector, including PDVSA and INTESA.  INTESA declared force majeure under the services agreement, which would excuse any non-performance attributable to the force majeure events, and notified PDVSA that the agreement had terminated for PDVSA’s failure to make payments and other reasons.  PDVSA contends that INTESA failed to perform its obligations under the services agreement.  The Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees.  In addition, PDVSA has sought injunctive relief from the Venezuelan Supreme Court on the basis of public interest of Venezuela, which would obligate INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA.  PDVSA has taken certain other actions, including denying INTESA access to certain of its facilities and assets, which we believe constitutes expropriation without compensation.  On September 4, 2003, we filed a claim of approximately $10 million with the Overseas Protection Insurance Company, a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities (“OPIC”), on the basis that PDVSA and the Venezuelan government’s conduct constituted the expropriation of our investment in INTESA without compensation.  Many issues relating to INTESA, including the termination of the services agreement, PDVSA’s action for injunctive relief, and our OPIC claim, remain uncertain and their resolution is not presently determinable.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Recently Issued Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our quarter beginning August 1, 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument as a liability or an asset under certain circumstances as defined in SFAS No. 150.  We do not expect adoption of SFAS No. 150 to have a material impact on our consolidated financial position or results of operations based on the types of financial instruments we currently have issued.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks which are inherent in our financial instruments arising from transactions entered into in the normal course of business.  Our current market risk exposures are primarily in the interest rate, foreign currency and equity price areas.   The following information about our market sensitive financial instruments contains forward-looking statements.  For further information, refer to Item 7A and the consolidated financial statements and footnotes included in our 2003 Annual Report on Form 10-K and Note F in the notes to condensed consolidated financial statements in Item 1 of this Form 10-Q for a discussion of our derivative instruments and hedging activities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investment portfolio, interest rate swaps and long-term debt obligations.  As described in Note J of the notes to condensed consolidated financial statements, during the three months ended July 31, 2003, we issued $300 million of 5.5% 30-year fixed rate debt.  As described in Note F of the notes to condensed consolidated financial statements, in anticipation of this debt issuance, we also entered into a series of treasury lock contracts to economically lock in the effective borrowing rate on portions of the anticipated debt issuance.  Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $5 million to settle the treasury lock contracts upon the debt issuance.  The net proceeds of $293 million from the $300 million debt issuance were held as cash equivalents as of July 31, 2003.  In August 2003, $91 million was used to purchase the land and buildings under operating lease agreements (Note R of the notes to condensed consolidated financial statements).  While there has been volatility in interest rates since January 31, 2003, at July 31, 2003, the shorter-term interest rates that affect our fixed income portfolio are only slightly lower than they were at January 31, 2003.  Many of our current investments were made in periods when interest rates were higher.  If rates stay at current levels, proceeds from maturities of our fixed income securities will be reinvested at lower interest rates.

Also during the three months ended July 31, 2003, as described in Note F of the notes to condensed consolidated financial statements, we entered into additional interest rate swap agreements (“2003 swap agreements”) to substantially offset additional changes in fair value of the swap agreements previously entered into in January 2002 (“2002 swap agreements”), as described in our 2003 Annual Report on Form 10-K.  At the time we entered the 2003 swap agreements, the 2002 swap agreements had accumulated losses before income taxes of $14 million which is an amount we will pay to the swap counterparties and amortize to interest expense over the next five years.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies.  Our objective in managing our exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations.  Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts.  The currencies hedged as of July 31, 2003 are the British pound, the Canadian dollar and the Euro.  We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis.  The market values for forward foreign exchange contracts were estimated using spot rates in effect on July 31, 2003.  The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of July 31, 2003 are the hypothetical gains and losses associated with foreign currency risk.  A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of July 31, 2003, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of approximately $2.7 million.

Equity Price Risk

We are exposed to equity price risks on our strategic investments in publicly-traded equity securities, which are primarily in the high-technology market.  As of July 31, 2003, we no longer hold derivative instruments related to our equity price risks and the quoted fair value of our publicly-traded equity securities was approximately $20 million.  The market risk associated with these equity investments is the potential loss in fair value that would result from a decrease in market prices. Based on our position at July 31, 2003, a 10% decrease in market prices, with all other variables held constant, would result in a decrease in fair value of our publicly-traded equity securities of approximately $2 million.

Item 4.  Controls and Procedures

(a)         Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including J. Robert Beyster (Chief Executive Officer) and Thomas E. Darcy (Chief Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.  Based upon that evaluation, J. Robert Beyster and Thomas E. Darcy concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)        Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in our filings with the SEC, our Telcordia subsidiary instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Arbitral Award.  On July 20, 2003, the District Court dismissed Telcordia’s petition to confirm the Partial Arbitral Award, on the grounds that the court lacks personal jurisdiction over Telkom South Africa.  Telcordia has appealed this ruling.  Meanwhile, Telkom South Africa submitted an application to the South African High Court requesting that the High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. Although Telcordia believes Telkom South Africa’s application is without merit, no assurance can be given that the High Court will not grant Telkom South Africa all or some portion of the relief requested in the application.  Oral arguments on Telkom South Africa’s application commenced on August 11, 2003.  It is uncertain when the South African High Court will render its decision.  Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Stockholders of the registrant was held on July 11, 2003.

(b)                                 All of the directors nominated by management in registrant’s 2003 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.

(c)                                  At the Annual Meeting, the stockholders of the registrant approved the following:

(i)                                      the election of the following Directors by the votes set forth below:

	Number of Votes of Common Stock
Director	For	Withhold Authority
D.P. Andrews	137,804,292	1,798,136
W.H. Demisch	136,826,759	1,798,136
J.A. Drummond	136,045,279	1,798,136
J.E. Glancy	135,776,343	1,798,136
H.M.J. Kraemer	132,002,074	1,798,136
C.B. Malone	136,708,402	1,798,136
R.I. Walker	133,804,925	1,798,136

(d)                                 Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                                 Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                                 Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                                 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                                 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

During the fiscal quarter for which this report is filed, we filed the following reports on Form 8-K:

(i)             Form 8-K filed July 14, 2003, Item 5, Other events and Regulation FD disclosure and Item 7, Financial Statements and Exhibits.

(ii)          Form 8-K filed June 20, 2003, Item 5, Other events and Regulation FD disclosure and Item 7, Financial Statements and Exhibits.

(iii)       Form 8-K filed June 18, 2003, Item 5, Other events and Regulation FD disclosure and Item 7, Financial Statements and Exhibits.

(iv)      Form 8-K filed June 17, 2003, Item 7, Financial Statements and Exhibits and Item 9, Regulation FD disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Date: September 12, 2003	/s/ Thomas E. Darcy
Executive Vice President and Chief Financial Officer and as a duly authorized officer