Form 10-Q
period 2003-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2003-12-12
CIK 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Yes  ☐   No  ☒

As of November 30, 2003 the Registrant had 182,432,225 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 228,190 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002

Revenues	$1,751,425	$1,539,640	$4,914,103	$4,360,261
Costs and expenses:
Cost of revenues	1,442,829	1,242,034	4,065,893	3,535,953
Selling, general and administrative expenses	138,428	144,557	426,744	438,001
Goodwill impairment			7,022	9,007
Gain on sale of business units, net		(1,516)		(4,899)
Operating income	170,168	154,565	414,444	382,199

Non-operating income (expense):
Net gain (loss) on marketable securities and other investments, including impairment losses	20,135	(8,476)	4,928	(134,134)
Interest income	8,353	11,531	38,444	28,025
Interest expense	(21,091)	(17,107)	(56,951)	(28,992)
Other income (loss), net	1,638	(73)	3,217	2,867
Minority interest in income of consolidated subsidiaries	(3,295)	(2,022)	(7,211)	(5,723)
Income from continuing operations before income taxes	175,908	138,418	396,871	244,242
Provision for income taxes	60,501	46,341	121,045	77,887
Income from continuing operations	115,407	92,077	275,826	166,355

Discontinued operations (Note Q):
Loss from discontinued operations of INTESA joint venture, net of income tax expense of $3,054 and $9,351 for the three and nine months ended October 31, 2002, respectively	—	(238)	—	(728)
Net income	$115,407	$91,839	$275,826	$165,627

Earnings per share:
Basic	$.63	$.48	$1.49	$.83
Diluted	$.61	$.46	$1.46	$.80

Common equivalent shares:
Basic	184,632	192,616	185,689	198,916
Diluted	188,053	198,373	189,141	207,045

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	October 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$982,210	$1,095,441
Restricted cash	11,597	8,442
Short-term investments in marketable securities	1,257,795	1,093,455
Receivables, net	1,245,627	1,127,584
Prepaid expenses and other current assets	97,327	90,064
Deferred income taxes	89,754	89,512
Total current assets	3,684,310	3,504,498

Property, plant and equipment (less accumulated depreciation of $487,196 and $492,272 at October 31, 2003 and January 31, 2003, respectively)	474,024	406,263
Intangible assets	38,156	28,162
Goodwill	233,169	136,676
Long-term investments in marketable securities	5,946	19,301
Prepaid pension assets	555,478	558,178
Other assets	120,049	151,298
	$5,111,132	$4,804,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$747,313	$939,045
Accrued payroll and employee benefits	380,131	381,672
Income taxes payable	229,157	214,520
Notes payable and current portion of long-term debt	25,559	16,752
Total current liabilities	1,382,160	1,551,989

Long-term debt, net of current portion	1,198,837	896,630
Deferred income taxes	35,176	47,546
Other long-term liabilities	261,147	269,347
Minority interest in consolidated subsidiaries	37,141	31,830
Stockholders’ equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding: 182,307 shares and 182,021 shares at October 31, 2003 and January 31, 2003, respectively	1,824	1,820
Class B, $.05 par value, 5,000 shares authorized; issued and outstanding: 228 shares and 236 shares at October 31, 2003 and January 31, 2003, respectively	11	12
Additional paid-in capital	1,926,875	1,690,680
Retained earnings	388,970	401,357
Other stockholders’ equity	(93,897)	(73,346)
Accumulated other comprehensive loss	(27,112)	(13,489)
Total stockholders’ equity	2,196,671	2,007,034
	$5,111,132	$4,804,376

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended
	October 31, 2003	October 31, 2002
Cash flows from operating activities:
Net income	$275,826	$165,627
Loss from discontinued operations, net of tax		728
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	59,711	71,027
Non-cash compensation	103,222	87,725
Non-cash restructuring charge	4,725	7,188
(Gain) loss on derivative instruments	(18)	47,626
Impairment losses on marketable securities	19,075	105,392
Impairment loss on property, plant and equipment	5,379
Goodwill impairment	7,022	9,007
Gain on sale of marketable securities and other investments	(23,985)	(18,884)
Other postretirement benefit curtailment gain	(16,239)
Gain on sale of business units, net		(4,899)
Other	6,184	9,718
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(73,584)	45,175
Prepaid expenses and other current assets	(6,164)	10,775
Progress payments	(602)	(109)
Deferred income taxes	(3,657)	(185,052)
Other assets	26,840	(30,288)
Accounts payable and accrued liabilities	(211,649)	(223,822)
Accrued payroll and employee benefits	(13,668)	21,423
Income taxes payable	68,630	255,524
Other long-term liabilities	(18,542)	7,790
	208,506	381,671
Cash flows from investing activities:
Expenditures for property, plant and equipment	(117,800)	(22,007)
Acquisitions of business units, net of cash acquired	(80,227)	(2,275)
Purchases of debt and equity securities available-for-sale	(169,491)	(714,494)
Proceeds from sale of short-term investments in marketable securities and other investments	30,675	981,094
Investments in affiliates	(8,832)	(11,210)
Other	(505)	105
	(346,180)	231,213
Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	294,602	791,212
Payments on settlement of treasury lock contracts	(4,680)	(8,157)
Payments of notes payable and long-term debt	(261)
Principal payments on capital lease obligations	(262)	(65)
Dividends paid to minority interest stockholders	(1,485)	(2,808)
Net proceeds from subsidiary issuance of stock	299	444
Sales of common stock	22,988	21,784
Repurchases of common stock	(286,758)	(755,135)
	24,443	47,275
(Decrease) increase in cash and cash equivalents from continuing operations	(113,231)	660,159
Cash from discontinued operations		5,197
Cash and cash equivalents at beginning of period	1,095,441	444,914
Cash and cash equivalents at end of period	$982,210	$1,110,270

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$71,250	$71,342
Capital lease obligations for property and equipment	$8,578	$159

Fair value of assets acquired in acquisitions	$168,450	$3,167
Cash paid in acquisitions	(80,227)	(2,275)
Issuance of common stock in acquisitions and other consideration of $1,824	(36,133)
Liabilities assumed in acquisitions	$52,090	$892

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

Certain amounts for the three and nine months ended October 31, 2002 have been reclassified in the condensed consolidated financial statements to conform to the presentation for the three and nine months ended October 31, 2003, including amounts for the Company’s INTESA joint venture presented as discontinued operations (Note Q).

In the opinion of management, the unaudited financial information as of October 31, 2003 and for the three and nine months ended October 31, 2003 and 2002 reflects all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2003 Annual Report on Form 10-K.

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

During the nine months ended October 31, 2003, the Company’s Telcordia Technologies, Inc. (“Telcordia”) subsidiary recognized an impairment loss of $5,379,000, primarily related to leasehold improvements and equipment at an underutilized training facility for telecommunications customers.  The impairment loss was measured as the excess of the carrying amounts of those assets over their fair market values.  The impairment loss is reflected in cost of revenues and in the Company’s Non-Regulated Telecommunications segment.

Warranty Obligations

The majority of the Company’s warranty costs are incurred in connection with warranty provisions included in Telcordia’s software development contracts.  The Company generally offers a twelve-month warranty for software defects. The liability is estimated based primarily on prior claims experience and current software license revenues subject to warranty obligations. The obligation is accrued as development contracts are performed. The Company assesses the adequacy of the reserve on a periodic basis to determine if any adjustments are necessary due to changes in actual spending by product or other factors.  For the nine months ended October 31, 2003, Telcordia experienced lower actual warranty costs primarily due to improved cost controls, resulting in an $11,254,000 reduction in accrued warranty obligations and cost of revenues, which is reflected in the total adjustments of $12,508,000.  The changes in accrued warranty obligations are as follows (in thousands):

January 31, 2003	$49,287
New warranties	17,377
Adjustments	(12,508)
Payments	(19,091)
October 31, 2003	$35,065

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as described in Note O of the notes to consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K:

	Three months ended October 31		Nine months ended October 31
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Net income, as reported	$115,407	$91,839	$275,826	$165,627
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(9,138)	(8,878)	(26,451)	(29,729)
Pro forma net income	$106,269	$82,961	$249,375	$135,898

Earnings per share:
Basic – as reported	$.63	$.48	$1.49	$.83
Basic – pro forma	$.58	$.43	$1.34	$.68

Diluted – as reported	$.61	$.46	$1.46	$.80
Diluted – pro forma	$.56	$.42	$1.31	$.66

Note B – Recently Issued Accounting Pronouncement:

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company’s quarter beginning August 1, 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument as a liability or an asset under certain circumstances as defined in SFAS No. 150.  The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

Note C – Business Segment Information:

As discussed in Note Q, prior year segment information for the three and nine months ended October 31, 2002 has been conformed to reflect the Company’s INTESA joint venture as discontinued operations.  Therefore, segment information for the three and nine months ended October 31, 2002 no longer reflects the operating results of INTESA.

The following summarizes interim business segment information:

	Three months ended October 31		Nine months ended October 31
	2003	2002	2003	2002
	(in thousands)

Revenues:
Regulated	$1,434,493	$1,143,694	$3,942,727	$3,196,965
Non-Regulated Telecommunications	224,316	289,837	673,214	838,379
Non-Regulated Other	102,849	117,275	310,415	338,411
Corporate	(10,233)	(11,166)	(12,253)	(13,494)
Total reportable segment revenues	$1,751,425	$1,539,640	$4,914,103	$4,360,261

Segment operating income (loss):
Regulated	$143,468	$92,678	$355,701	$248,060
Non-Regulated Telecommunications	58,592	61,937	128,638	161,276
Non-Regulated Other	7,929	8,936	20,520	26,111
Corporate	(40,449)	(12,581)	(83,023)	(49,369)
Total reportable segment operating income	$169,540	$150,970	$421,836	$386,078

Included in Non-Regulated Telecommunications segment operating income is a $16,239,000 non-cash gain resulting from the elimination of retiree dental benefits at the Company’s Telcordia subsidiary (Note J).

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended October 31		Nine months ended October 31
	2003	2002	2003	2002
	(in thousands)

Depreciation and amortization:
Regulated	$6,151	$5,356	$16,987	$15,846
Non-Regulated Telecommunications	10,519	15,621	34,344	47,877
Non-Regulated Other	823	811	2,539	2,482
Corporate	2,289	1,619	5,800	4,773
Total reportable segment depreciation and amortization	19,782	23,407	59,670	70,978
Investment activities	14	17	41	49
Total consolidated depreciation and amortization	$19,796	$23,424	$59,711	$71,027

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended October 31		Nine months ended October 31
	2003	2002	2003	2002
	(in thousands)

Total reportable segment operating income	$169,540	$150,970	$421,836	$386,078
Investment activities	(937)	(1,586)	(2,665)	(4,983)
Goodwill impairment			(7,022)	(9,007)
Gain on sale of business units, net		1,516		4,899
Equity in (income) loss of unconsolidated affiliates	(1,730)	1,643	(4,916)	(511)
Minority interest in income of consolidated subsidiaries	3,295	2,022	7,211	5,723
Total consolidated operating income	$170,168	$154,565	$414,444	$382,199

Note D – Short-term and Long-term Investments in Marketable Securities:

The cost basis, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale marketable securities are as follows:

	Short-term investments in Marketable securities	Long-term investments in marketable securities	Total
	(in thousands)
October 31, 2003
Cost basis	$1,256,772	$4,029	$1,260,801
Unrealized gains	1,066	1,919	2,985
Unrealized losses	(43)	(2)	(45)
Fair market value	$1,257,795	$5,946	$1,263,741

January 31, 2003
Cost basis	$1,088,801	$9,152	$1,097,953
Unrealized gains	5,041	10,686	15,727
Unrealized losses	(387)	(537)	(924)
Fair market value	$1,093,455	$19,301	$1,112,756

Gross realized gains and gross realized losses from sale of marketable securities are included in “net gain (loss) on marketable securities and other investments, including impairment losses” (Note P), and are as follows:

	Three months ended October 31		Nine months ended October 31
	2003	2002	2003	2002
	(in thousands)

Gross realized gain on sale of marketable securities	$17,105	$15,961	$20,410	$26,983
Gross realized loss on sale of marketable securities	(27)	(134)	(26)	(11,239)
Gain on sale of other investments	3,058	823	3,601	3,140
	$20,136	$16,650	$23,985	$18,884

Note E – Receivables:

Receivables include $34,822,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at October 31, 2003.

Note F – Derivative Financial Instruments:

The Company is exposed to market risks which are inherent in certain transactions entered into in the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company has a risk management policy in place which is used to assess and manage cash flow and fair value exposures. The policy permits the use of derivative instruments and other natural hedges with certain restrictions and appropriate authorization.  The Company presently uses derivative instruments to manage exposures to foreign currency and interest rate risks and uses natural hedges to minimize exposure for net investments in foreign subsidiaries.  The Company does not hold derivative instruments for trading or speculative purposes.

Equity Securities Price Risk

As of October 31, 2003 and January 31, 2003, the Company did not hold any derivative instruments related to its portfolio of publicly-traded equity securities.  The equity collars previously held to mitigate the risk of significant price fluctuations of its investment in VeriSign, Inc. (“VeriSign”) and Amdocs Limited (“Amdocs”) were liquidated at various dates throughout the prior year.  During the nine months ended October 31, 2002, the Company recorded a net loss before income taxes of $44,438,000 for the ineffective portion of changes in the fair value of equity collars (Note P).

Interest Rate Risk

In June 2003, the Company modified its prior plan for financing the $90,500,000 purchase of land and buildings under two operating leases, as discussed in Note H and Note P of the notes to consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K.  Rather than using the five-year mortgage financing previously planned, on June 19, 2003, the Company issued $300,000,000 of fixed rate debt, as described in Note K.  In anticipation of this debt issuance, the Company entered into interest rate lock agreements on May 29, 2003 to lock in the effective borrowing rate on portions of the anticipated debt financing.  Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, the Company was required to pay $4,680,000 to settle the treasury lock contracts upon the debt issuance.  This loss of $4,680,000 before income taxes will be amortized to interest expense over the term of the related debt.  Since the treasury lock contracts were designated as cash flow hedges that were fully effective, the net of tax loss of $2,783,000 was recorded as a component of accumulated other comprehensive loss in stockholders’ equity (Note L).

The Company had previously entered into swap agreements in January 2002 (“2002 swap agreements”) pursuant to its original financing plan, as described in the Company’s 2003 Annual Report on Form 10-K, which were designated as cash flow hedges for the previously planned five-year mortgage financing, and which were fully effective through May 29, 2003.  Net of tax losses of $2,956,000 were recorded as a component of accumulated other comprehensive loss in stockholders’ equity (Note L) through May 29, 2003, compared to net of tax losses of $2,555,000 and $5,361,000 for the three and nine months ended October 31, 2002, respectively.  As of May 29, 2003, the 2002 swap agreements were no longer designated in a cash flow hedging relationship and, therefore, all future changes in fair value will be recorded directly into income through August 2008.  The cumulative loss before income taxes on the 2002 swap agreements through May 29, 2003 of $14,474,000 is being amortized as additional interest expense over the five-year period from August 2003 through August 2008.  This net of tax loss of $8,608,000 was recorded as a component of accumulated other comprehensive loss in stockholders’ equity (Note L).

In conjunction with the modified financing plan, on May 29, 2003, the Company entered into additional interest rate swap agreements (“2003 swap agreements”) to offset the effects of the 2002 swap agreements.  The net change in the fair values of the 2002 and 2003 swap agreements since May 29, 2003 was not material and has been recorded as a reduction of interest expense for the three and nine months ended October 31, 2003.  As of October 31, 2003 and January 31, 2003, the fair value of the swap agreements of $13,793,000 and $9,504,000, respectively, has been reflected in other long-term liabilities.

Foreign Currency Risk and Other Derivatives

The net change in fair value of warrants that are deemed derivative instruments and not designated as hedging instruments was not material for the three and nine months ended October 31, 2003 compared to $624,000 and $3,188,000 for the three and nine months ended October 31, 2002, respectively.  Foreign currency forward exchange contracts that are designated in cash flow hedging relationships were fully effective.  Net of tax losses of $403,000 and $814,000 for the three and nine months ended October 31, 2003, respectively, were recorded as a component of accumulated other comprehensive loss in stockholders’ equity, compared to net of tax losses of $87,000 and $66,000 for the three and nine months ended October 31, 2002, respectively (Note L).

Note G – Acquisitions of Businesses:

During the nine months ended October 31, 2003, the Company completed six acquisitions for an aggregate purchase price of approximately $135,810,000, which consisted of approximately $80,227,000 in cash, 1,170,000 shares of the Company’s Class A common stock which had a fair value of approximately $34,309,000 on the dates of issuance, other consideration of $1,824,000 and future acquisition payments of $19,450,000.  The amount of purchase price assigned to identifiable intangible assets and goodwill was $17,074,000 and $103,227,000, respectively.  Additional potential contingent payments related to these acquisitions were approximately $17,274,000, payable through 2005, of which $15,274,000 will be treated as incremental purchase price.

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

Note H – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the nine months ended October 31, 2003 are as follows:

	Regulated	Non- Regulated Telecom- munications	Non- Regulated Other	Total
	(in thousands)
Goodwill at January 31, 2003	$80,787	$46,268	$9,621	$136,676
Acquisitions	95,994		7,233	103,227
Impairments	(7,022)			(7,022)
Foreign currency translation		39	251	290
Adjustments	(2)			(2)
Goodwill at October 31, 2003	$169,757	$46,307	$17,105	$233,169

As a result of the loss of certain significant contracts and proposals related to one reporting unit in the Regulated segment, the Company determined during the nine months ended October 31, 2003 that a portion of the goodwill assigned to that reporting unit had become impaired.  Accordingly, the Company recorded a goodwill impairment charge of $7,022,000.  The impairment charge, representing the excess of the reporting unit’s fair value over its carrying amount, was based on a discounted cash flow model using revenue and profit forecasts for the next five years.

Intangible assets as of October 31, 2003 and January 31, 2003 consist of the following:

	October 31, 2003			January 31, 2003
	Gross carrying value	Accumulated amortization	Net	Gross carrying value	Accumulated amortization	Net
	(in thousands)
Amortizable intangible assets:
Software and technology	$42,299	$26,334	$15,965	$60,984	$42,246	$18,738
Patents	12,163	4,828	7,335	12,163	4,220	7,943
Customer contracts	12,731	2,353	10,378	5,662	4,472	1,190
Other	5,955	1,477	4,478	591	300	291
Total amortizable intangible assets	$73,148	$34,992	$38,156	$79,400	$51,238	$28,162

Software and technology with a gross carrying value of $18,900,000 and other intangible assets with a gross carrying value of $4,426,000 became fully amortized at January 31, 2003 and, therefore, are no longer reflected in the gross carrying value at October 31, 2003.  Amortization expense related to intangible assets was $2,736,000 and $7,106,000 for the three and nine months ended October 31, 2003, respectively, compared to $1,698,000 and $5,481,000 for the three and nine months ended October 31, 2002, respectively.  Based on the intangible assets as of October 31, 2003, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows:

Year ending January 31	(in thousands)
2004	$10,348
2005	11,239
2006	8,561
2007	6,215
2008	8,582
Thereafter	317
$45,262

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other relevant factors.

For the three and nine months ended October 31, 2003 and 2002, the Company did not recognize an impairment loss on intangible assets.

Note I – Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750,000,000 with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500,000,000, which allows borrowings until July 2007 and (ii) a 364-day revolving credit facility of up to $250,000,000, which expires on July 28, 2004.  Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate.  The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount.

During the nine months ended October 31, 2003, the Company entered into a foreign customer contract with bonding requirements that have been met through the issuance of standby letters of credit in the approximate dollar equivalent of $105,000,000, which reduces the amount available for borrowings under the five-year revolving credit facility.  The Company expects to utilize the five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150,000,000 through August 2004, and any such utilization would further reduce the amount available for borrowing.

As of October 31, 2003, the entire $250,000,000 under the 364-day revolving credit facility was available and $395,000,000 of the five-year revolving credit facility was available.  These credit facilities contain customary affirmative and negative covenants.  The financial covenants contained in the credit facilities require the Company to maintain an interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 2.75 to 1.0 for each period of four consecutive fiscal quarters.  These covenants also restrict certain of the Company’s activities, including, among other things, the Company’s ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations.  The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties.  The Company is in compliance with all the financial covenants under the credit facilities.

Note J – Other Postretirement Benefit Plans:

In response to escalating medical, dental and prescription drug claim costs combined with lower revenues and profits, the Company’s Telcordia subsidiary redesigned the postretirement health and welfare benefits offered to current and future retirees who are also participants in Telcordia’s traditional pension plan.  The changes are effective January 1, 2004 and were communicated to all employees and retirees on September 26, 2003.  The changes include increased participant cost sharing for medical benefits and prescription drug coverage, a future limit on the Company’s contribution for annual enrollment for employees that retire after January 1, 2004, reduction of the retiree life insurance benefit, and elimination of dental coverage.  Retirees will generally be permitted to buy additional life insurance coverage at group rates at their own expense.  As a result of the plan changes, the Company re-measured the plans’ obligations as of the communication date using updated assumptions, including medical inflation trend rate and discount rate.  The changes to the medical and life insurance benefits are plan amendments that reduced the re-measured accumulated postretirement benefit obligation from $295,216,000 to $210,083,000, a decrease of $85,133,000, which will be amortized over the current estimated remaining service life of 6 years for the plan participants.  Because the elimination of dental coverage is considered a plan curtailment for financial reporting purposes, the Company was required to recognize a non-cash gain before income taxes of $16,239,000, which is reflected in cost of revenues and is the result of the elimination of the accumulated postretirement dental benefit obligation of $8,893,000 and the recognition of previously unrecognized actuarial gain and unrecognized prior service costs of $7,346,000.

Note K – Notes Payable and Long-Term Debt:

On June 19, 2003, the Company completed a private offering of $300,000,000 of 30-year senior unsecured notes (“2003 30-year notes”).  The 2003 30-year notes are due on July 1, 2033 and pay interest at 5.5% on a semi-annual basis beginning January 1, 2004.  The Company amortizes the note discounts, issuance costs and the loss on the treasury lock contracts (Note F) to interest expense, which results in an effective interest rate of 5.8% for the 2003 30-year notes.  Pursuant to the terms of the private offering, on August 15, 2003, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange any and all of the notes for substantially identical new notes.  The registration statement was declared effective on November 20, 2003 and the exchange offer commenced on November 25, 2003 and is scheduled to conclude on December 29, 2003.

Note L – Accumulated Other Comprehensive Loss and Comprehensive Income:

As of October 31, 2003 and January 31, 2003, accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and derivative instruments, a minimum pension liability adjustment and foreign currency translation adjustments as follows:

	October 31, 2003	January 31, 2003
	(in thousands)
Accumulated other comprehensive gains(losses) from:
Unrealized net gain on marketable securities	$1,879	$9,427
Unrealized net loss on derivative instruments	(15,859)	(10,060)
Minimum pension liability adjustment	(9,909)	(9,855)
Foreign currency translation adjustments	(3,223)	(3,001)
	$(27,112)	$(13,489)

As of October 31, 2003, approximately $2,043,000 of the unrealized net loss on derivative instruments is expected to be reclassified into income within the next twelve months.

Comprehensive income consists of the following:

	Three months ended October 31		Nine months ended October 31
	2003	2002	2003	2002
	(in thousands)

Net income	$115,407	$91,839	$275,826	$165,627
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	2	(694)	3,987	(277,870)
Reclassification of net realized (gain) loss on marketable securities	(10,644)	(9,452)	(11,535)	206,844
Minimum pension liability adjustment, net of tax	(407)		(54)
Unrealized loss on derivative instruments	(403)	(2,642)	(6,554)	(10,279)
Reclassification of net realized loss (gain) on derivative instruments	560	31	755	(33)
Foreign currency translation adjustments	817	45	(222)	3,336
	(10,075)	(12,712)	(13,623)	(78,002)
Total comprehensive income	$105,332	$79,127	$262,203	$87,625

Note M – Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows:

	Three months ended October 31		Nine months ended October 31
	2003	2002	2003	2002
	(in thousands, except per share amounts)
BASIC EPS:

Net income	$115,407	$91,839	$275,826	$165,627
Weighted average shares	184,632	192,616	185,689	198,916
Basic EPS	$.63	$.48	$1.49	$.83

DILUTED EPS:

Net income	$115,407	$91,839	$275,826	$165,627
Weighted average shares	184,632	192,616	185,689	198,916
Effect of:
Stock options	3,157	5,535	3,213	7,744
Other stock awards	264	222	239	385
Weighted average shares, as adjusted	188,053	198,373	189,141	207,045
Diluted EPS	$.61	$.46	$1.46	$.80

Options to purchase 17,503,000 and 22,061,000 shares of common stock for the three months ended October 31, 2003 and 2002, respectively, and options to purchase 19,530,000 and 7,545,000 shares of common stock for the nine months ended October 31,

2003 and 2002, respectively, were outstanding but were not included in the computation of diluted EPS because the effect of such options would be antidilutive. Such options expire at various dates through October 2008.

Note N – Restructuring Costs:

During the three and nine months ended October 31, 2003, the Company’s Telcordia subsidiary continued to have involuntary workforce reductions of 140 and 470 employees, respectively, to realign its staffing levels with lower telecommunications revenues.  For the three and nine months ended October 31, 2003, the Company recorded a total restructuring charge of $2,898,000 and $8,701,000, respectively, compared to $3,631,000 and $7,889,000 for the same periods of the prior year.  Workforce reduction costs were special termination pension benefits, severance benefits and extension of medical benefits.  The special termination benefits of $4,725,000, which are included in the total restructuring charge for the nine months ended October 31, 2003, have been funded through Telcordia’s pension assets, and will be allocated to the participants’ pension accounts as appropriate and paid from the pension trust as plan obligations.  Effective July 1, 2003, Telcordia is no longer using the pension assets to fund severance payments and is providing severance payments through cash flows from its operations.  The changes in the accrued other severance benefits and facilities closure costs as of October 31, 2003 are as follows (in thousands):

Balance at January 31, 2003	$1,261
Additions	3,976
Payments	(3,307)
Balance at October 31, 2003	$1,930

Note O – Gain on Sale of Business Units, Net:

During the three and nine months ended October 31, 2002, the Company recognized a gain before income taxes of $1,516,000 and $4,899,000, respectively, due to the settlement of contingent liabilities related to business units that were sold in prior years.

Note P – Net Gain (Loss) on Marketable Securities and Other Investments, including Impairment Losses:

Net gain (loss) on marketable securities and other investments, including impairment losses, consists of the following:

	Three months ended October 31		Nine months ended October 31
	2003	2002	2003	2002
	(in thousands)
Impairment losses		$(24,502)	$(19,075)	$(105,392)
Net gain (loss) on derivative instruments	$(1)	(624)	18	(47,626)
Net gain on sale of investments (Note D)	20,136	16,650	23,985	18,884
	$20,135	$(8,476)	$4,928	$(134,134)

For the three months ended October 31, 2003, the Company did not record any impairment losses due to declines in fair value, compared to impairment losses of $24,502,000 for the same period of the prior year, which were substantially related to the Company’s private equity securities.  During the nine months ended October 31, 2003 and 2002, the Company recognized impairment losses on certain marketable and private equity securities due to declines in fair market value which were deemed to be other-than-temporary.  Of the total impairment losses for the nine months ended October 31, 2003, $45,000 and $19,030,000 were related to our publicly-traded equity securities and private equity securities, respectively, compared to $20,470,000 and $84,922,000, respectively, for the nine months ended October 31, 2002.

As described in Note F, the Company no longer holds derivative instruments related to its portfolio of publicly-traded equity securities.  For the three and nine months ended October 31, 2003, the aggregate net gain before income taxes on derivative instruments was related to warrants to purchase additional equity securities in certain investments the Company holds in private and publicly-held companies.  During the three and nine months ended October 31, 2002, the Company recognized an aggregate net loss before income taxes of $624,000 and $47,626,000, respectively, from changes in the fair value of its equity collars and warrants as described in Note F.

During the three and nine months ended October 31, 2003, the Company recognized an aggregate net gain before income taxes of $20,136,000 and $23,985,000, respectively, from the sale of investments.  The primary component of the aggregate gain for the three and nine months ended October 31, 2003 was a gain before income taxes of $16,568,000 from the sale of the Company’s investment in publicly-traded equity securities of Tellium, Inc.  The remainder of the aggregate gain was related to sales of certain other investments.  During the three months ended October 31, 2002, the Company recognized a net gain before income taxes of $16,650,000 from the sale of certain investments.  The primary component of the net gain for the three months ended October 31, 2002 was related to the liquidation of all the Company’s remaining shares and related equity collars in VeriSign and Amdocs in August 2002 for gross proceeds of $570,594,000 and a net gain before income taxes of $15,229,000.  During the nine months ended October 31, 2002, the Company also recognized a gain before income taxes of $8,756,000 from the sale of Amdocs shares that were hedged by an equity collar (Note F), a loss before income taxes of $9,618,000 on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain before income taxes of $3,096,000 from other sale transactions of certain investments.

Note Q – Discontinued Operations:

As described in the Company’s 2003 Annual Report on Form 10-K, the operations of the Company’s INTESA joint venture were classified as discontinued operations as of January 31, 2003.  As of October 31, 2003, INTESA has not resumed operations and is insolvent. In its capacity as a stockholder of INTESA, the Company has strongly recommended that INTESA file for bankruptcy.  PDVSA, INTESA’s other stockholder, has refused to support such a filing and discussions are at an impasse.  For the three and nine months ended October 31, 2002, INTESA’s results of operations have been reclassified and reported as discontinued operations.  INTESA’s revenues of $54,809,000 and $175,619,000 for the three and nine months ended October 31, 2002, respectively, were previously reported as part of the Non-Regulated Other segment and represented 32% and 34%, respectively, of Non-Regulated Other segment revenues.  The effect of INTESA’s income before income taxes for the three and nine months ended October 31, 2002 was $2,816,000 and $8,623,000, respectively, and have been reflected as losses, net of related taxes of $3,054,000 and $9,351,000, respectively, in “Loss from discontinued operations” in the condensed consolidated statements of income.

Note R – Commitments and Contingencies:

As previously disclosed in the Company’s filings with the SEC, Telcordia instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130,000,000, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97,000,000 previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234,000,000. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Arbitral Award.  On July 20, 2003, the District Court dismissed Telcordia’s petition to confirm the Partial Arbitral Award, on the grounds that the court lacks personal jurisdiction over Telkom South Africa.  Telcordia has appealed this ruling.  Meanwhile, Telkom South Africa submitted an application to the South African High Court requesting that the High Court set aside the Partial Award, dismiss the English Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa comprised entirely of South Africans.  On November 27, 2003, the South African High Court granted the relief requested by Telkom South Africa and ordered Telcordia to pay Telkom South Africa’s legal costs for the High Court action.  Telcordia intends to appeal the South African High Court’s decision.  Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of October 31, 2003 and January 31, 2003.

The Company guaranteed INTESA’s obligations under the outsourcing services agreement between INTESA and PDVSA when the   Company formed the INTESA joint venture in January 1997.  Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50,000,000.  The Company’s maximum obligation under the guarantee is $20,000,000 based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee.  The services agreement expired on June 30, 2002, but INTESA’s services continued pursuant to the disentanglement phase of the services agreement. A general work stoppage in Venezuela affected the petroleum sector, including PDVSA and INTESA.  INTESA declared force majeure under the services agreement, which would excuse any non-performance attributable to the force majeure events, and notified PDVSA that the agreement had terminated for

PDVSA’s failure to make payments and other reasons.  PDVSA has disclosed that it has been assigned and paid a significant portion of INTESA’s obligations to INTESA’s equipment and service providers and that such amounts will be offset against the debt that PDVSA has with INTESA.  PDVSA contends that INTESA failed to perform certain of its obligations under the services agreement.  The Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees.  In addition, PDVSA has sought injunctive relief from the Venezuelan Supreme Court on the basis of public interest of Venezuela, which would obligate INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA.  PDVSA has taken certain other actions, including denying INTESA access to certain of its facilities and assets, which the Company believes constitutes expropriation without compensation.  On September 4, 2003, the Company filed a claim of approximately $9,700,000 with the Overseas Protection Insurance Company, a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities (“OPIC”), on the basis that PDVSA and the Venezuelan government’s conduct constituted the expropriation of the Company’s investment in INTESA without compensation.  Many issues relating to INTESA, including the termination of the services agreement, PDVSA’s action for injunctive relief, and the Company’s OPIC claim, remain uncertain and their resolution is not presently determinable. The Company does not have any assets or liabilities recorded related to this discontinued operation as of October 31, 2003 and January 31, 2003.

In the normal conduct of its business, the Company, including its Telcordia subsidiary, seeks to monetize its patent portfolio through licensing.  The Company also has and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time.  The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

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

We have several critical accounting policies, which were discussed in our 2003 Annual Report on Form 10-K, that are important to the presentation of our financial condition and results of operations and that require management’s most difficult, subjective and complex judgments.  During the three and nine months ended October 31, 2003, we have not adopted any new accounting policies that are considered critical accounting policies.

Pension and other postretirement benefit plans - As noted in our 2003 Annual Report on Form 10-K, due to the downturn in the equity markets, we have experienced declines in the fair value of the defined benefit pension assets in Telcordia’s plan and our foreign pension plan in the United Kingdom.  As a result, at January 31, 2003, the accumulated benefit obligation for our foreign pension plan was greater than the fair value of the pension assets, which means the pension plan is underfunded. Therefore, we recognized an additional minimum pension liability of $13 million and an after-tax non-cash reduction to stockholders’ equity and other comprehensive income of $10 million on our foreign pension plan at January 31, 2003. With respect to the Telcordia pension plan, it was not in an underfunded position at January 31, 2003.  However, if the equity markets decline and/or other key actuarial assumptions change such that our Telcordia pension plan is in an underfunded position at January 31, 2004, then we would recognize an additional minimum pension liability and a reduction to stockholders’ equity.  We would, however, have an opportunity to make contributions to the pension plan which would eliminate the underfunded position. Whether management would make contributions, if this occurred, would depend on several factors, including the amount of the funding shortfall. Based on the balance of Telcordia’s prepaid pension asset at January 31, 2003, if the Telcordia plan had been in an underfunded position, we would have recorded an additional minimum liability of $558 million plus the underfunded amount.  The after-tax non-cash reduction to stockholders’ equity and other comprehensive income would have been $332 million plus the after-tax effect of the underfunded amount.

After January 31, 2003, intermediate and long-term interest rates fell significantly, but recently have partially rebounded.  These interest rates determine the discount rate used in the actuarial calculation of the pension plan’s accumulated benefit obligation.  Since January 31, 2003, equity markets have also improved.  If interest rates and equity markets were to remain at current levels or increase through the end of 2004, it is possible that the Telcordia pension plan would not be in an underfunded position at the end of 2004.  However, reduced interest rates and/or equity market declines through the end of 2004 could cause the Telcordia pension plan to be in an underfunded position at the end of 2004, unless we make additional cash contributions.  Furthermore, we presently expect to recognize higher pension expense in 2005 than in 2004 primarily because of the amortization of unrecognized actuarial losses, in accordance with SFAS No. 87.

Discontinued Operations

As described in our 2003 Annual Report on Form 10-K, the operations of our INTESA joint venture were classified as discontinued operations as of January 31, 2003.  As of October 31, 2003, INTESA has not resumed operations and is insolvent.  In our capacity as a stockholder of INTESA, we have strongly recommended that INTESA file for bankruptcy.  PDVSA, INTESA’s other stockholder, has refused to support such a filing and discussions are at an impasse.  For the three and nine months ended October 31, 2002, INTESA’s results of operations have been reclassified and reported as discontinued operations.  INTESA’s revenues of $55 million and $176 million, for the three and nine months ended October 31, 2002, respectively, were previously reported as part of the Non-Regulated Other segment and represented 32% and 34%, respectively, of Non-Regulated Other segment revenues.  The effect of INTESA’s income before income taxes for the three and nine months ended October 31, 2002 was $2.8 million and $8.6 million, respectively, and have been reflected as losses, net of related taxes of $3.0 million and $9.3 million, respectively, in “Loss from discontinued operations” in the condensed consolidated statements of income.

Results of Continuing Operations

Revenues

Our revenues for the three and nine months ended October 31, 2003 increased 14% and 13%, respectively, over the same periods of the prior year due to growth in our Regulated segment, primarily from U.S. Government customers.

Regulated segment revenues as a percentage of consolidated revenues were 82% and 80% for the three and nine months ended October 31, 2003, respectively, compared to 74% and 73% for the same periods of the prior year.  On an absolute basis, Regulated segment revenues increased 25% and 23% for the three and nine months ended October 31, 2003, respectively, over the same periods of the prior year as a result of growth in our traditional business areas with departments and agencies of the U.S. Government and from acquisitions of businesses, which accounted for 4 percentage points of the increase.  Since we derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year.  In general, obtaining U.S. Government contracts remains a highly competitive process.  Our revenues with the U.S. Government from service type contracts continue to represent the fastest growing element of our government business.  These service type contracts are competitively priced utilizing lower cost structures.  The faster growth rate in these types of contracts reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues were 13% and 14% for the three and nine months ended October 31, 2003, respectively, compared to 19% for the same periods of the prior year.  On an absolute basis, such revenues decreased 23% and 20% for the three and nine months ended October 31, 2003, respectively, over the same periods of the prior year.  The decrease in Non-Regulated Telecommunications segment revenues as a percentage of consolidated revenues and on an absolute basis is attributable to continued customer pricing pressure and lower sales demand, which adversely affects Telcordia’s revenues, as our customers continue to experience telecommunication market challenges.  Telcordia historically has derived a majority of its revenues from the Regional Bell Operating Companies (“RBOCs”).  Telcordia’s customers, particularly the RBOCs, continue to reduce their contract spending and place significant pressure on Telcordia to reduce prices and accept less favorable terms on existing and future contracts.  During the three months ended October 31, 2003, Telcordia signed contracts with two of the RBOCs to extend maintenance and enhancement support at a lower price for calendar year 2004.  Negotiations continue with two other RBOCs and a price decline is also anticipated.   Competition for these services is increasing as certain software companies offer competing capabilities in certain areas and several of the RBOCs expand their own information technology staffs.  Telcordia is focused on opportunities for growth through the introduction of new products and diversification into new customers and markets. However, loss of business from the RBOCs or other commercial customers in the global telecommunications market could further reduce revenues and continue to adversely impact our business.

Non-Regulated Other segment revenues as a percentage of consolidated revenues were 6% for the three and nine months ended October 31, 2003 compared to 8% for the same periods of the prior year.  On an absolute basis, Non-Regulated Other segment revenues decreased 12% and 8% for the three and nine months ended October 31, 2003, respectively, over the same periods of the prior year.  The decrease in Non-Regulated Other segment revenues as a percentage of consolidated revenues and on an absolute basis is due to pressure from our commercial IT outsourcing customers to reduce prices and from reductions in work from these same customers, largely in the energy industry, who have reduced contract spending.

Revenues on our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass- through of costs for material and subcontract efforts, which primarily occur on large, multi-year system integration type contracts.  At October 31, 2003, we had approximately 40,700 full-time and part-time employees compared to approximately 38,200 at October 31, 2002.  Material and subcontract (“M&S”) revenues were $507 million and $1,365 million for the three and nine months ended October 31, 2003, respectively, compared to $392 million and $1,055 million for the same periods of the prior year.  As a percentage of total revenues, M&S revenues were 29% and 28% for the three and nine months ended October 31, 2003, respectively, compared to 25% and 24% for the same periods of the prior year.  The contract types we enter into with our customers can impact our revenues and segment operating income.  The percentage of our revenues attributable to the higher risk, firm fixed-price (“FFP”) contracts decreased to 23% for the nine months ended October 31, 2003 compared to 27% for the same period of the prior year.  We assume greater performance risk on FFP contracts and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses.  Fixed-price level-of-effort and time-and-materials type contracts represented 34% and 32% of revenues for the nine months ended October 31, 2003 and 2002, respectively, while cost reimbursement contracts were 40% and 38% for the same periods, respectively, and the remainder was from target cost and fee with risk sharing contracts.

Cost of Revenues

Cost of revenues as a percentage of revenues was 82.4% and 82.7% for the three and nine months ended October 31, 2003, respectively, compared to 80.7% and 81.1% for the same periods of the prior year.  The cost of revenues percentage is impacted by our mix of commercial and government business.  Our revenues from commercial customers have more of their associated costs in selling, general and administrative (“SG&A”) as opposed to cost of revenues.  Therefore, the lower revenues at Telcordia for the three and nine months ended October 31, 2003 largely caused the overall cost of revenues to increase as a percentage of revenues.

Cost of revenues as a percentage of revenues for the Regulated segment was 86.4% and 86.7% for the three and nine months ended October 31, 2003, respectively, compared to 87.0% and 86.9% for the same periods of the prior year and decreased for the three months ended October 31, 2003 primarily due to a decrease in FFP contract losses over the same period of the prior year.

Non-Regulated Telecommunications cost of revenues as a percentage of its revenues was 47.9% and 54.9% for the three and nine months ended October 31, 2003, respectively, compared to 55.2% and 57.4% for the same periods of the prior year.  The decrease in Non-Regulated Telecommunications segment cost of revenues for the three and nine months ended October 31, 2003 is primarily due to the recognition of a non-cash gain of $16 million from the elimination of postretirement dental benefit liabilities that occurred in the three months ended October 31, 2003 and which is further discussed in Note J of the notes to condensed consolidated financial statements and in the discussion of segment operating income.  Segment cost of revenues also decreased for the three and nine months ended October 31, 2003 due to adjustments to the warranty obligation of $2 million and $11 million, respectively, which reduced cost of revenues and were primarily a result of  improved warranty cost control.  While these factors caused cost of revenues to decrease as a percentage of revenues, there are other factors that caused the cost of revenues as a percentage of revenues to increase, such as Telcordia experiencing lower revenues, continued customer pricing pressure, higher pension and health and welfare costs for active and retired employees and a $5 million impairment charge recognized during the three months ended July 31, 2003 related to leasehold improvements and equipment at an underutilized customer training facility.  This facility continued to experience underutilization during the three months ended October 31, 2003.

Non-Regulated Other segment cost of revenues as a percentage of its revenues was 75.0% and 75.4% for the three and nine months ended October 31, 2003, respectively, compared to 74.1% and 75.8% for the same periods of the prior year.  The increase as a percentage of revenues for the three months ended October 31, 2003 was primarily attributable to the decline in revenues as a result of pressures from our customers to reduce pricing.

Selling, General and Administrative Expenses

SG&A expenses are comprised of general and administrative (“G&A”), bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses.  SG&A expenses as a percentage of revenues were 7.9% and 8.7% for the three and nine months ended October 31, 2003, respectively, compared to 9.4% and 10.0% for the same periods of the prior year.  The overall decrease in SG&A was primarily attributable to our Regulated segment.

SG&A as a percentage of revenues in the Regulated segment was 3.9% and 4.5% for the three and nine months ended October 31, 2003, respectively, compared to 5.0% and 5.3% for the same periods of the prior year.   G&A costs as a percentage of revenues decreased over the same periods of the prior year.  Overall, we have been able to largely maintain our existing administrative infrastructure to support the revenue growth.  The levels of B&P activity and costs have historically fluctuated depending upon the availability of bidding opportunities and resources.  For the three and nine months ended October 31, 2003, B&P costs remained relatively constant as a percentage of revenues.  IR&D costs have historically fluctuated depending on the stage of development for various software and hardware systems and have decreased on an absolute basis and as a percentage of revenues for the three and nine months ended October 31, 2003.

SG&A as a percentage of revenues in the Non-Regulated Telecommunications segment was 28.1% and 29.1% for the three and nine months ended October 31, 2003, respectively, compared to 25.0% and 25.4% for the same periods of the prior year and, on an absolute basis, decreased 13% and 8% over the same periods of the prior year.  G&A costs have decreased on an absolute basis and as a percentage of revenues, while marketing and IR&D costs have increased on an absolute basis and as a percentage of revenues due to Telcordia’s efforts to enter into new markets and develop new product offerings designed to increase its revenues over the long term.  Pension costs also increased as a percentage of revenues.

SG&A as a percentage of revenues in the Non-Regulated Other segment was 18.3% and 19.2% for the three and nine months ended October 31, 2003, respectively, compared to 16.9% and 16.8% for the same periods of the prior year.  The increase in SG&A as a percentage of revenues for the three and nine months ended October 31, 2003 was primarily attributable to increased marketing and IR&D costs from efforts to maintain and increase revenues in a challenging economic environment that is affecting our current commercial customers.  In addition, G&A costs for the three and nine months ended October 31, 2003 decreased on an absolute basis, but increased as a percentage of revenues because revenues are declining faster than G&A costs.

Segment Operating Income

Total reportable segment operating income, as defined in Note B of the notes to consolidated financial statements in our 2003 Annual Report on Form 10-K, as a percentage of total reportable segment revenues was 9.7% and 8.6% for the three and nine months ended October 31, 2003, respectively, compared to 9.8% and 8.9% for the same periods of the prior year.  On an absolute basis, total reportable segment operating income increased 12.3% and 9.3% for the three and nine months ended October 31, 2003, respectively, over the same periods of the prior year.

Regulated segment operating income was $143 million and $356 million for the three and nine months ended October 31, 2003, respectively, and, as a percentage of its revenues, was 10.0% and 9.0% for the three and nine months ended October 31, 2003, respectively, compared to 8.1% and 7.8% for the same periods of the prior year.  On an absolute basis, Regulated segment operating income increased 54.8% and 43.4% for the three and nine months ended October 31, 2003, respectively, over the same periods of the prior year.  The increase reflects overall improved operating performance, including lower FFP contract losses, and lower SG&A expenses.

Our Non-Regulated Telecommunications segment operating income was $59 million and $129 million for the three and nine months ended October 31, 2003, respectively, and, as a percentage of its revenues was 26.1% and 19.1% for the three and nine months ended October 31, 2003, respectively, compared to 21.4% and 19.2% for the same periods of the prior year.  On an absolute basis, Non-Regulated Telecommunications segment operating income decreased 5.4% and 20.2% for the three and nine months ended October 31, 2003, respectively, over the same periods of the prior year.  As a percentage of revenues, segment operating income for Telcordia increased for the three months ended October 31, 2003 primarily due to a non-cash gain from the curtailment of postretirement dental benefits and favorable warranty adjustments.  During the three months ended October 31, 2003, in response to escalating medical, dental and prescription drug claim costs combined with lower revenues and profits, our Telcordia subsidiary redesigned the postretirement health and welfare benefits offered to their current and future retirees who are also participants in Telcordia’s traditional pension plan.  The changes, as further described in Note J of the notes to condensed consolidated financial statements, included the elimination of postretirement dental coverage.  For financial reporting purposes, we were required to recognize a non-cash gain before income taxes of $16 million, which is the result of the elimination of the accumulated postretirement dental benefit obligation of $9 million and the recognition of previously unrecognized actuarial gain and unrecognized prior service costs of $7 million.  On an absolute basis, segment operating income for Telcordia for the three and nine months ended October 31, 2003 decreased due to the decline in revenues without a proportional decrease in cost of revenues and SG&A expenses, which included higher pension costs of $21 million for the nine months ended October 31, 2003 over the same period of the prior year.

Our Non-Regulated Other segment operating income was $8 million and $21 million for the three and nine months ended October 31, 2003, respectively, and as a percentage of its revenues was 7.7% and 6.6% for the three and nine months ended October 31, 2003, respectively, compared to 7.6% and 7.7% for the same periods of the prior year.  On an absolute basis, Non-Regulated Other segment operating income decreased 11.3% and 21.4% for the three and nine months ended October 31, 2003, respectively, over the same periods of the prior year.  The decrease as a percentage of revenues and on an absolute basis for the nine months ended October 31, 2003 was primarily attributable to a decline in revenues without a proportional decrease in cost of revenues and SG&A expenses.

As discussed in more detail in Note B of the notes to consolidated financial statements in our 2003 Annual Report on Form 10-K, our total reportable segment operating income includes a corporate line item that represents corporate expenses and certain revenue and expense items that are not allocated to the operating Groups, and that are excluded from the evaluation of the Groups’ operating performance.  For the three and nine months ended October 31, 2003, corporate segment operating expenses were $40 million and $83 million, respectively, compared to $13 million and $49 million for the same periods of the prior year.  The majority of the increase for the three and nine months ended October 31, 2003 was due to a higher internal interest charge primarily related to our Non-Regulated Telecommunications segment, which earned a corresponding higher interest credit due to improved management of their capital resources, and due to higher unallocated accrued incentive compensation costs as a result of improved segment operating income in our Regulated segment.

Impairment of Goodwill

Goodwill is evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the goodwill, below its carrying value.  There were no impairments during the three months ended October 31, 2003.  However, during the nine months ended October 31, 2003, as a result of the loss of certain significant contracts and proposals related to a reporting unit in the Regulated segment, we determined that a portion of the goodwill assigned to that reporting unit had become impaired. Accordingly, we recorded a goodwill impairment charge of $7 million for the nine months ended October 31, 2003, as compared to a $9 million charge for goodwill impairment for the same period of the prior year.  The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of its goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value based on a discounted cash flow model using revenue and profit forecasts.

Net Gain (Loss) on Marketable Securities and Other Investments, Including Impairment Losses

Gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities, cost method investments or equity method investments are recorded as “Net gain (loss) on marketable securities and other investments, including impairment losses” and are part of non-operating income or expense.  Impairment losses on marketable equity securities and private equity investments from declines in fair values that are deemed to be other-than-temporary, and changes in fair value of certain derivative instruments are also recorded in this financial statement line item.

During the three months ended October 31, 2003, we did not experience any impairment losses pursuant to our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair value.  For the three months ended October 31, 2002, we recorded impairment losses of $25 million.  Of the total impairment losses for the three months ended October 31, 2002, $24 million were impairments related to our private equity securities with the remainder related to our publicly traded equity securities.  During the nine months ended October 31, 2003, we determined that declines in the fair value of certain of our marketable and private equity securities had occurred and were deemed to be other-than-temporary in nature.  We, therefore, recorded impairment losses on these investments of $19 million for the nine months ended October 31, 2003 compared to $105 million for the same period of the prior year.  Substantially all of the impairment losses recorded for the nine months ended October 31, 2003 were related to our private equity securities compared to $85 million for the same period of the prior year.  For the nine months ended October 31, 2002, $20 million of the impairment losses were related to our publicly-traded equity securities.  Taking into account these impairments, as of October 31, 2003, we hold $6 million of publicly-traded equity and debt securities and $100 million of private equity securities.

We no longer hold derivative instruments related to our portfolio of publicly-traded equity securities.  For the three and nine months ended October 31, 2003, the aggregate net gain before income taxes on derivative instruments was not material and was related to warrants to purchase additional equity securities in certain investments we hold in private and publicly-held companies.  During the three and nine months ended October 31, 2002, the Company recognized an aggregate net loss before income taxes of $624 thousand and $48 million, respectively, from changes in fair value of our equity collars, related to our former investments in VeriSign and Amdocs, and from changes in the fair value of certain warrants.

During the three and nine months ended October 31, 2003, we recognized an aggregate net gain before income taxes of $20 million and $24 million, respectively, from the sale of certain investments compared to $17 million and $19 million for the same periods of the prior year.  The primary component of the aggregate gain for the three and nine months ended October 31, 2003 was a gain before income taxes of $17 million from the sale of our investment in publicly-traded equity securities of Tellium, Inc.  The primary component of the aggregate gain for three months ended October 31, 2002 was a net gain before income taxes of $15 million from the liquidation of all of our remaining shares and related equity collars in VeriSign and Amdocs in August 2002 for gross proceeds of $571 million.  Included in the aggregate net gain for the nine months ended October 31, 2002 was a gain before income taxes of $9 million from the sale of Amdocs shares that were hedged by an equity collar, a loss before income taxes of $10 million on the sale of VeriSign shares that were not hedged by an equity collar, and a net gain before income taxes of $5 million from other sale transactions of certain investments.

Interest Income and Interest Expense

Interest income was $8 million and $38 million for the three and nine months ended October 31, 2003, respectively, compared to $12 million and $28 million for the same periods of the prior year. For the three months ended October 31, 2003, interest income decreased due to lower average interest rates, since our average cash balances are relatively consistent with the same period of the prior year.   Interest income for the nine months ended October 31, 2003 increased due to interest received from a favorable audit settlement with the Internal Revenue Service for a refund of research tax credits.

Interest expense of $21 million and $57 million for the three and nine months ended October 31, 2003, respectively, increased from $17 million and $29 million for the same periods of the prior year primarily due to interest on the $300 million debt issuance in June 2003 and interest on the $800 million debt issuance in June 2002.  Interest expense also reflects interest on our other outstanding public debt securities that were issued in January 1998, a building mortgage, deferred compensation arrangements and other notes payable.

Minority Interest in Income of Consolidated Subsidiaries

Minority interest in income of consolidated subsidiaries was $3 million and $7 million for the three and nine months ended October 31, 2003, respectively, which is relatively consistent compared to the same periods of the prior year.  We record minority interest in income or loss for third party interests in our AMSEC LLC joint venture and our majority-owned subsidiary, ANXeBusiness Corp.

Provision for Income Taxes

The provision for income taxes as a percentage of income before income taxes was 34.4% and 30.5% for the three and nine months ended October 31, 2003, respectively, compared to 33.5% and 31.9% for the same periods of the prior year.  The lower rate for the nine months ended October 31, 2003 was primarily due to a favorable federal audit settlement for fiscal years 1997 to 2000, as well as a favorable federal audit settlement for fiscal years 1988 to 1993 involving a claim for refund of research tax credits.  The rate for the remainder of the year could be impacted by the outcome of current federal negotiations related to our fiscal 2003 charitable contributions of appreciated property and proposed federal legislation that would retroactively limit charitable contributions to their tax basis for contributions made after October 1, 2003.

Liquidity and Capital Resources

At October 31, 2003, cash and cash equivalents and short-term investments in marketable securities totaled $2.2 billion.  We did not have any borrowings outstanding under our two credit facilities, however, the amount available for borrowings on our five-year revolving credit facility was reduced because during the nine months ended October 31, 2003, we entered into a foreign customer contract with bonding requirements that have been met through the issuance of standby letters of credit under our five-year revolving credit facility in the approximate dollar equivalent of $105 million.  We expect to utilize the five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150 million through August 2004, and any such utilization would further reduce the amount available for borrowing.  As of October 31, 2003, the entire $250 million under our 364-day revolving credit facility was available and $395 million of the five-year revolving credit facility was available.  Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount.  Our credit facilities contain customary affirmative and negative covenants.  The financial covenants contained in the credit facilities require us to maintain an interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to EBITDA of not more than 2.75 to 1.0 for each period of four consecutive fiscal quarters.  Those covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations.  The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties.  Our primary sources of liquidity during the three months ended October 31, 2003 were funds provided by operations and existing cash and cash equivalents as further described below.

In June 2003, we modified our prior plan for financing the $91 million purchase of land and buildings under two operating leases, as discussed in Note H and Note P of the notes to consolidated financial statements in our 2003 Annual Report on Form 10-K.  Rather than using the five-year mortgage financing previously planned, on June 19, 2003, we issued fixed rate debt by completing a private offering of $300 million of 30-year senior unsecured notes (“2003 30-year notes”).  The 2003 30-year notes are due on July 1, 2033 and pay interest at 5.5% on a semi-annual basis beginning January 1, 2004.  In anticipation of this debt issuance, we entered into interest rate lock agreements on May 29, 2003 to lock in the effective borrowing rate on portions of the anticipated debt financing.  Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $5 million to settle the treasury lock contracts upon the debt issuance.  This loss of $5 million before income taxes will be amortized to interest expense over the term of the related debt.  Since the treasury lock contracts were designated as cash flow hedges that were fully effective, the net of tax loss of $3 million was recorded as a component of accumulated other comprehensive loss in stockholders’ equity.

Our net proceeds from the private debt offering were $293 million, which is net of underwriters’ commissions and reflects an interest discount on the notes.  In August 2003, we used $91 million of the proceeds to acquire the land and buildings under two operating leases.  The remainder of the proceeds will be used for general corporate purposes, including future acquisitions, expansion of our outsourcing business, stock repurchases and capital expenditures.  Pursuant to the terms of the private offering we filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange any and all of the notes for substantially identical new notes.  The registration statement was effective on November 20, 2003 and the exchange offer commenced on November 25, 2003 and is scheduled to conclude on December 29, 2003.  The exchange of the notes, when completed, will not impact our liquidity and capital resources.

In conjunction with our modified financing plan discussed above, on May 29, 2003, we also entered into additional interest rate swap agreements (“2003 swap agreements”) to offset the effects of the swap agreements entered into in January 2002 (“2002 swap agreements”), as described in the Company’s 2003 Annual Report on Form 10-K.  As of May 29, 2003, the 2002 swap agreements were no longer designated in a cash flow hedging relationship and, therefore, all future changes in fair value are being recorded directly into income through August 2008.  The cumulative loss on the 2002 swap agreements through May 29, 2003 of  $14 million before income taxes will be amortized as additional interest expense over the five-year period from August 2003 through August 2008.

Cash flows generated from operating activities were $209 million for the nine months ended October 31, 2003 compared to $382 million for the same period of the prior year and decreased because we used $241 million of net cash for working capital needs compared to a use of $76 million in the same period of the prior year.  Working capital needs increased to support higher revenue growth.  Revenues for the nine months ended October 31, 2003 increased 13% over the same period of the prior year, while revenues for the nine months ended October 31, 2002 increased 1.2% over the nine months ended October 31, 2001.

We used $346 million of cash in investing activities for the nine months ended October 31, 2003 compared to generating cash of $231 million for the same period of the prior year.  For the nine months ended October 31, 2003, we used cash primarily for the purchase of land and buildings under two operating leases as previously discussed, purchases of debt and equity securities and acquisitions of six businesses as discussed in Note G in the notes to condensed consolidated financial statements.  For the same period of the prior year, we generated cash primarily from the sale of short-term marketable securities and the liquidation of our remaining shares and related equity collars in VeriSign and Amdocs in August 2002 for gross proceeds of $571 million, and we reinvested a portion of our cash into short-term investments, which are managed as portfolios by outside investment managers.

We generated cash of $24 million and $47 million from financing activities for the nine months ended October 31, 2003 and 2002, respectively.  The primary source of cash from financing activities for the nine months ended October 31, 2003 and 2002 was the proceeds from the debt issuances in June 2003 and June 2002, respectively.  Our primary use of cash for financing activities was for repurchases of our common stock, as described below:

	Nine months ended October 31
	2003	2002
	(in thousands)
Repurchases of common stock:
Quarterly stock trades	$143,186	$409,370
401(k) and retirement and profit sharing plans	63,621	159,071
Upon employee terminations	35,201	105,743
Other stock transactions	44,750	80,951
Total	$286,758	$755,135

Although we have no obligation to make purchases in the quarterly stock trades, we repurchased stock in recent quarterly stock trades in which more shares were offered for sale than the aggregate number of shares sought to be purchased by authorized buyers.  We have repurchased less common stock during the nine months ended October 31, 2003 as compared to the same period of the prior year.    Repurchases of our shares reduces the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheet.  If we continue to experience net share repurchases in quarterly trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings will decline and this ultimately could result in an accumulated deficit within our stockholders’ equity.

As discussed in our 2003 Annual Report on Form 10-K, there is no public market for our Class A common stock and a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.” Generally, there are four trade dates each year. All sales are made at the prevailing price of the Class A common stock determined by the board of directors pursuant to the valuation process described on page 21 in our 2003 Annual Report on Form 10-K.  If there are insufficient buyers for the stock on any trade date, our stockholders may not be able to sell stock on the trade date. We are authorized but not obligated to purchase shares of Class A common stock in the limited market on any trade date. We cannot assure you that we will continue to make such purchases. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

We expect our existing cash, cash equivalents, short-term investments in marketable securities, cash flows from operations and borrowing capacity to provide sufficient funds for our operations and capital expenditures.  We also expect to finance acquisitions and equity investments in the future with existing cash resources, cash from operations and our borrowing capacity.

Commitments and Contingencies

As previously disclosed in our filings with the SEC, our Telcordia subsidiary instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa seeks substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Arbitral Award.  On July 20, 2003, the District Court dismissed Telcordia’s petition to confirm the Partial Arbitral Award, on the grounds that the court lacks personal jurisdiction over Telkom South Africa.  Telcordia has appealed this ruling.  Meanwhile, Telkom South Africa submitted an application to the South African High Court requesting that the High Court set aside the Partial Award, dismiss the English Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa comprised entirely of South Africans.  On November 27, 2003, the South African High Court granted the relief requested by Telkom South Africa and ordered Telcordia to pay Telkom South Africa’s legal costs for the High Court action.  Telcordia intends to appeal the South African High Court’s decision.  Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable.  We do not have any assets or liabilities recorded related to this contract and related legal proceedings as of October 31, 2003 and January 31, 2003.

We guaranteed INTESA’s obligations under the outsourcing services agreement between INTESA and PDVSA when we formed the INTESA joint venture in January 1997.  Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50 million.  Our maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee.  The services agreement expired on June 30, 2002, but INTESA’s services continued pursuant to the disentanglement phase of the services agreement. A general work stoppage in Venezuela affected the petroleum sector, including PDVSA and INTESA.  INTESA declared force majeure under the services agreement, which would excuse any non-performance attributable to the force majeure events, and notified PDVSA that the agreement had terminated for PDVSA’s failure to make payments and other reasons.  PDVSA disclosed that it has been assigned and paid a significant portion of INTESA’s obligations to INTESA’s equipment and service providers and that such amounts will be offset against the debt that PDVSA has with INTESA.  PDVSA contends that INTESA failed to perform its obligations under the services agreement.  The Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees.  In addition, PDVSA has sought injunctive relief from the Venezuelan Supreme Court on the basis of public interest of Venezuela, which would obligate INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA.  PDVSA has taken certain other actions, including denying INTESA access to certain of its facilities and assets, which we believe constitutes expropriation without compensation.  On September 4, 2003, we filed a claim of approximately $10 million with the Overseas Protection Insurance Company, a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities (“OPIC”), on the basis that PDVSA and the Venezuelan government’s conduct constituted the expropriation of our investment in INTESA without compensation.  Many issues relating to INTESA, including the termination of the services agreement, PDVSA’s action for injunctive relief, and our OPIC claim, remain uncertain and their resolution is not presently determinable.  We do not have any assets or liabilities recorded related to this discontinued operation as of October 31, 2003 and January 31, 2003.

In the normal conduct of our business, we, including our Telcordia subsidiary, seek to monetize our patent portfolio through licensing.  We also have and will continue to defend our patent position when we believe our patents have been infringed and are involved in such litigation from time to time.  We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Recently Issued Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our quarter beginning August 1, 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument as a liability or an asset under certain circumstances as defined in SFAS No. 150.  The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investment portfolio, interest rate swaps and long-term debt obligations.  As described in Note K of the notes to condensed consolidated financial statements, in June 2003, we issued $300 million of 5.5% 30-year fixed rate debt.  As described in Note F of the notes to condensed consolidated financial statements, in anticipation of this debt issuance, we also entered into a series of treasury lock contracts to economically lock in the effective borrowing rate on portions of the anticipated debt issuance.  Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $5 million to settle the treasury lock contracts upon the debt issuance.  While there has been volatility in interest rates since January 31, 2003, at October 31, 2003, the shorter-term interest rates that affect our fixed income portfolio are only slightly lower than they were at January 31, 2003.  Many of our current investments were made in periods when interest rates were higher.  If rates stay at current levels, proceeds from maturities of our fixed income securities will be reinvested at lower interest rates.

Also in May 2003, as described in Note F of the notes to condensed consolidated financial statements, we entered into additional interest rate swap agreements (“2003 swap agreements”) to substantially offset additional changes in fair value of the swap agreements previously entered into in January 2002 (“2002 swap agreements”), as described in our 2003 Annual Report on Form 10-K.  At the time we entered the 2003 swap agreements, the 2002 swap agreements had accumulated losses before income taxes of $14 million, which is the amount we will pay to the swap counterparties and that we will amortize to interest expense over the next five years.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies.  Our objective in managing our exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations.  Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts.  The currencies hedged as of October 31, 2003 are the British pound, the Canadian dollar, the Swedish krona and the Euro.  We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis.  The market values for forward foreign exchange contracts were estimated using spot rates in effect on October 31, 2003.  The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of October 31, 2003 are the hypothetical gains and losses associated with foreign currency risk.  A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of October 31, 2003, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of approximately $2 million.

Equity Price Risk

We are exposed to equity price risks on our strategic investments in publicly-traded equity securities, which are primarily in the high-technology market.  As of October 31, 2003, we no longer hold derivative instruments related to our equity price risks and the quoted fair value of our publicly-traded equity securities was approximately $4 million.  The market risk associated with these equity investments is the potential loss in fair value that would result from a decrease in market prices. Based on our position at October 31, 2003, our risk of loss is not material.

Item 4.  Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Thomas E. Darcy (Chief Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.  Based upon that evaluation, Kenneth C. Dahlberg and Thomas E. Darcy concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)         Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in our filings with the SEC, our Telcordia subsidiary instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Arbitral Award.  On July 20, 2003, the District Court dismissed Telcordia’s petition to confirm the Partial Arbitral Award, on the grounds that the court lacks personal jurisdiction over Telkom South Africa.  Telcordia has appealed this ruling.  Meanwhile, Telkom South Africa submitted an application to the South African High Court requesting that the High Court set aside the Partial Award, dismiss the English Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa comprised entirely of South Africans.  On November 27, 2003, the South African High Court granted the relief requested by Telkom South Africa and ordered Telcordia to pay Telkom South Africa’s legal costs for the High Court action.  Telcordia intends to appeal the South African High Court’s decision.  Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources.

In the normal conduct of our business, we, including our Telcordia subsidiary, seek to monetize our patent portfolio through licensing.  We also have and will continue to defend our patent position when we believe our patents have been infringed and are involved in such litigation from time to time.  We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 2.  Changes in Securities

(a)                Not applicable.

(b)               Not applicable.

(c)                Recent Sales of Unregistered Securities

On October 6, 2003, we acquired Jullien Enterprises, Ltd. (“Jullien”) through a merger of a wholly-owned subsidiary into Jullien.  Jullien was subsequently merged into SAIC.  The consideration paid to acquire Jullien consisted of cash and 238,277 shares of our Class A common stock with a per share price of $30.50.  No underwriters were involved in this transaction.  The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act, in accordance with Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1	Employment Agreement dated October 3, 2003, between Kenneth C. Dahlberg and the Company
10.2	Stock Offer Letter dated October 3, 2003, to Kenneth C. Dahlberg from the Company
31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

During the fiscal quarter for which this report is filed, we filed the following reports on Form 8-K:

(i)	Form 8-K filed October 14, 2003, Item 5, Other events and Regulation FD disclosure and Item 7, Financial Statements and Exhibits.
(ii)	Form 8-K filed October 7, 2003, Item 5, Other events and Regulation FD disclosure and Item 7, Financial Statements and Exhibits.
(iii)	Form 8-K filed September 15, 2003, Item 7, Financial Statements and Exhibits and Item 9, Regulations FD disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Date: December 12, 2003	/s/ Thomas E. Darcy
Executive Vice President and Chief Financial Officer and as a duly authorized officer