Form 10-K
period 2004-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2004-04-16
CIK 353394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
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

        As of July 31, 2003, the aggregate value of the voting stock held by non-affiliates of Registrant was $3,110,188,060. For the purpose of this calculation, it is assumed that (i) the Registrant's affiliates include the Registrant's board of directors and certain of the employee benefit plans of the Registrant and its subsidiaries and (ii) the value of the Registrant's Class A common stock as of July 31, 2003 was equal to $30.50 per share, the stock price determined by the board of directors on July 11, 2003. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

        As of March 31, 2004, there were 185,528,834 shares of Registrant's Class A common stock and 226,112 shares of Registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

Item 1. Business

The Company

        We provide diversified professional and technical services involving the application of scientific, engineering and management expertise to solve complex technical problems for government and commercial customers in the United States and abroad. These services frequently involve computer and systems technology.

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

        The major customers of our services are in the market segments of federal business, telecommunications and commercial. Effective February 1, 2004, we realigned our organizational structure to help improve our competitiveness by better aligning our business units with our major customers and key markets.

        Our business units are divided into three segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other, depending on the nature of the customers, the contractual requirements and the regulatory environment governing our services.

        Our business units in the Regulated segment provide the following technical services: research and intelligence; system and network solutions; transformation, test, training and logistics; enterprise and infrastructure solutions; and naval engineering and technical services. We provide our technical services and products through contractual arrangements as either a prime contractor or a subcontractor to other contractors, primarily for departments and agencies of the U.S. Government, including the Department of Agriculture, Department of Commerce, Department of Defense, Department of Energy, Department of Health and Human Services, Department of Homeland Security, Department of Justice, Department of Transportation, Department of Treasury, Department of Veterans Affairs, Environmental Protection Agency and National Aeronautics and Space Administration. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. The percentage of our revenues attributable to the Regulated segment for fiscal years 2004, 2003 and 2002 was 81%, 74% and 68%, respectively.

        Our business units in the Non-Regulated Telecommunications and the Non-Regulated Other segments provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and the Non-Regulated Other segments are not subject to specific regulatory accounting or contracting guidelines.

        Our business units in the Non-Regulated Telecommunications segment provide technical services and products primarily for customers in the telecommunications business area. For fiscal years 2004, 2003 and 2002, our Telcordia subsidiary made up the Non-Regulated Telecommunications segment. The percentage of our revenues attributable to the Non-Regulated Telecommunications segment for fiscal years 2004, 2003 and 2002 was 13%, 18% and 25%, respectively.

        Our business units in the Non-Regulated Other segment provide technical services and products primarily for customers in commercial and international markets. The percentage of our revenues attributable to the Non-Regulated Other segment for fiscal years 2004, 2003 and 2002 was 6%, 8% and 8%, respectively. For certain other financial information regarding our reportable segments and geographic areas, see Note 2 of the notes to consolidated financial statements on page F-15 of this Form 10-K.

  Regulated Segment

        We provide a wide array of technical services to our government customers.

  •
  Homeland Security. We provide a broad range of technical, information and security systems, products and services to the Department of Homeland Security as well as related federal, state and local law enforcement and emergency response agencies.

  •
  Research and Intelligence. We provide systems engineering and program consulting support; operational analysis; software and systems development and integration; space, earth and atmospheric sciences and safety, reliability and quality assurance support to the Intelligence agencies, the Department of Defense and NASA. Additionally, we provide research and technology development and analysis for defense research programs.

  •
  System and Network Solutions. We provide telecommunications network architecture design, implementation and operation; system and software development, integration, installation and operation for Department of Defense, Department of Justice and other federal agencies. Additionally, we provide information technology and information security services for federal agency customers.

  •
  Transformation, Test, Training & Logistics. We provide policy and concept development; engineering life cycle support; system and subsystem modeling and simulation; and test, training and logistics support to major federal acquisition programs.

  •
  Enterprise & Infrastructure Solutions. We provide enterprise architecture development and engineering; information technology systems, services and support; and infrastructure engineering and life cycle support to several federal civil agencies. Additionally, we provide analysis, systems and services supporting environmental, energy, and life science applications for federal agency customers.

  •
  Naval Engineering & Technical Services. We provide naval engineering design, systems and subsystems modification, installation, maintenance, training and life cycle support to shipboard and shore based naval programs and support systems.

  Non-Regulated Telecommunications

        In the telecommunications area, we provide new software and enhancement of existing software for network management and operation, and network design and implementation services.

  Non-Regulated Other

        Our technical services and products are sold to commercial customers in both the United States and abroad. We provide a broad range of consulting services and information technology and outsourcing systems and services to commercial and international customers. Included are business and industry consulting, network systems design, development, management and operations as well as enterprise systems and applications software development, integration, operation and maintenance.

  Other

        In addition to our operating groups, we make equity investments in publicly traded and private emerging technology companies. We hold and manage substantially all of these investments in our wholly-owned subsidiaries, SAIC Venture Capital Corporation and Telcordia Venture Capital Corporation.

        We own 55% of AMSEC LLC, a joint venture that provides maintenance engineering and technical support services to the U.S. Navy and marine industry customers. We also hold 60% of the common stock of a joint venture, Informática, Negocios y Tecnología, S.A., which we call "INTESA." As of January 31, 2003, the operations of our INTESA joint venture have been classified as discontinued operations and are no longer reflected in operating income. For further discussion of our participation in INTESA, see "Management Discussion & Analysis—Commitments and Contingencies;" "Legal Proceedings—INTESA;" and Note 22 of the notes to the consolidated financial statements on page F-42 of this Form 10-K.

        We were originally incorporated as a California corporation in 1969 and re-incorporated as a Delaware corporation in 1984. Our principal office and corporate headquarters are located in San Diego, California at 10260 Campus Point Drive, San Diego, California 92121 and our telephone number is (858) 826-6000. All references to "we," "us," or "our" include, unless the context indicates otherwise, our predecessor.

Resources

        The technical services and products that we provide utilize a wide variety of resources. We can obtain a substantial portion of the computers and other equipment, materials and subcontracted work that we require from more than one supplier. However, with respect to certain products and programs, we depend on a particular source or vendor. While a temporary or permanent disruption in the supply of these materials or services could cause inconvenience or delay or impact the profitability of any affected program or product, we believe it would not have a material adverse effect on our financial condition or results of operations.

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

Significant Customers

        During fiscal years 2004, 2003 and 2002, approximately 91%, 92% and 88%, respectively, of the revenues in the Regulated segment were attributable to prime contracts directly with a number of departments and agencies of the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. Revenues from the U.S. Army represented 12% and 11% of consolidated revenues in 2004 and 2003, respectively. Revenues from the U.S. Navy represented 11% and 10% of consolidated revenues in 2004 and 2003, respectively. No other customer or single contract accounted for 10% or more of consolidated revenues in fiscal years 2004, 2003 and 2002.

        Telcordia historically has derived a majority of its revenues from the regional Bell operating companies, which we call "RBOCs." The percentage of the revenues in the Non-Regulated Telecommunications segment from the RBOCs was 65% in fiscal year 2004, 2003 and 2002. No single RBOC accounted for 10% or more of consolidated revenues in fiscal years 2004, 2003 and 2002.

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

Government representatives and us. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2002 and are not subject to further adjustment. Contract revenues for fiscal years 2003 and 2004 have been recorded in amounts which are expected to be realized upon final settlement with the U.S. Government. However, audits and adjustments for fiscal years 2003 and 2004 may result in decreased revenues or profits for those years.

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

        The following table summarizes segment revenues by contract type for the last three years:

	Year ended January 31
	2004	2003	2002
Regulated:
Cost-reimbursement	47%	52%	51%
Time-and-materials and Fixed-price level-of-effort	38%	33%	33%
Firm fixed-price	15%	15%	16%

Total	100%	100%	100%

Non-Regulated Telecommunications:
Cost-reimbursement	5%	3%	1%
Time-and-materials and Fixed-price level-of-effort	10%	15%	17%
Firm fixed-price	85%	82%	82%

Total	100%	100%	100%

Non-Regulated Other:
Cost-reimbursement	7%	7%	2%
Time-and-materials and Fixed-price level-of-effort	47%	28%	44%
Firm fixed-price	13%	9%	8%
Target cost and fee with risk sharing	33%	56%	46%

Total	100%	100%	100%

        Any costs that we incur on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs.

        Pre-contract costs at January 31, 2004 and 2003 were as follows:

	January 31
	2004	2003
	(In millions)
Regulated segment	$41	$49
Non-Regulated Telecommunications segment	1	1
Non-Regulated Other segment	4

	$46	$50

        We expect to recover substantially all of these costs; however, no assurance can be given that the contracts or contract amendments will be executed or that we will recover the related costs.

Research and Development

        We conduct research and development activities under customer funded contracts and with independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In fiscal year 2004, we spent approximately $82 million on IR&D, which was included in selling, general and administrative expenses. We spent $86 million and $118 million on such activities in 2003 and 2002, respectively.

Patents and Proprietary Information

        Other than with respect to Telcordia, our technical services and products are not generally dependent upon patent protection. We claim a proprietary interest in certain of our products, software programs, methodology and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

        In the Non-Regulated Telecommunications segment, Telcordia's patent portfolio consists of more than 900 U.S. and foreign patents. More than 100 of these patents have been licensed to organizations worldwide. Telcordia has been granted patents across a wide range of disciplines, including telecommunications transmission, services and operations, optical networking, switching, wireless communications, protocols, architecture and coding. Along with Telcordia, we actively pursue opportunities to license our technologies to third parties and enforce our patent rights. We also evaluate potential spin-offs of our technologies.

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

Backlog

        Backlog includes only the funded dollar amount of contracts in process and does not include the dollar amount of projects for which we have been given permission by the customer (i) to begin work but for which a formal contract has not yet been entered into or (ii) to extend work under an existing contract prior to the formal amendment or modification of the existing contract. In these cases, either contract negotiations have not been completed or a contract or contract amendment has not been executed. When a contract or contract amendment is executed, the backlog will be increased by the difference between the dollar value of the contract or contract amendment and the revenue recognized to date. We expect that a substantial portion of our backlog at January 31, 2004 will be recognized as revenues prior to January 31, 2005. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

        The approximate amount of backlog at January 31, 2004 and 2003 was as follows:

	January 31
	2004	2003
	(In millions)
Regulated segment	$3,127	$2,499
Non-Regulated Telecommunications segment	965	921
Non-Regulated Other segment	228	232

	$4,320	$3,652

Employees and Consultants

        As of January 31, 2004, we employed approximately 42,700 full and part time employees. We also use consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

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

Company Website and Information

        Our website can be found on the Internet at www.saic.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing our website at www.saic.com and clicking on Company Overview and then clicking on SEC's EDGAR database or by accessing our intranet https://issaic.saic.com/ and clicking on EON and then clicking on SAIC Financials and then SEC Filings.

        Our annual report on Form 10-K and prospectus and summary plan descriptions are also provided to each employee and consultant eligible to purchase SAIC Class A common stock when they begin working for SAIC. Any of the above documents, and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained in print by any stockholder who requests them. Requests for copies should be directed to:

  Science Applications International Corporation
  10260 Campus Point Drive
  San Diego, CA 92121
  Attention: Corporate Secretary
  Telephone: (858) 826-6000

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

Risks Relating to Our Business

A substantial percentage of our revenue is from U.S. Government customers and the regional Bell operating companies

        We derive a substantial portion of our revenues from the U.S. Government as a prime contractor or a subcontractor. The percentage of total revenues from the U.S. Government was 74% in fiscal year 2004, 69% in fiscal year 2003 and 61% in fiscal year 2002. In addition, revenues from the U.S. Army represented 12% of consolidated revenues in fiscal year 2004 and 11% of consolidated revenues in fiscal year 2003. Revenues from the U.S. Navy represented 11% of consolidated revenues in fiscal year 2004 and 10% of consolidated revenues in fiscal year 2003. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover.

        Telcordia historically has derived a majority of its revenues from the RBOCs. The percentage of total Telcordia revenues from the RBOCs was 65% in fiscal year 2004, 2003 and 2002. With the continuing economic challenges in the telecommunications industry, Telcordia's business is more dependent on its business from the RBOCs and it continues efforts to diversify its business by obtaining new customers. As a result of the changes and continuing challenges in the marketplace, Telcordia's customers, particularly the RBOCs, continue to reduce their contract spending and place pressure on Telcordia to reduce prices and accept less favorable terms on existing and future contracts. Telcordia continues to seek opportunities for growth through the introduction of new products and diversification into new markets and with new customers. A continued weakness in the telecommunications industry and loss of business from the RBOCs or other commercial customers could further reduce revenues and have an adverse impact on our business.

        We are heavily dependent upon the U.S. Government as our primary customer and the RBOCs as a major source of Telcordia's revenues. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.

If we fail to control fixed-price or target cost and fee with risk sharing contracts, it may result in reduced profits or losses

        The percentage of our Regulated segment revenues from firm fixed-price contracts was 15% for fiscal year 2004, 15% for fiscal year 2003 and 16% for fiscal year 2002. The percentage of our Non-Regulated Telecommunications segment revenues from firm fixed-price contracts was 85% for fiscal year 2004, 82% for fiscal year 2003 and 82% for fiscal year 2002. Because we assume the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts.

        Many of our customers in the information technology outsourcing business contract on the basis of target cost and fee with risk sharing. During fiscal years 2004, 2003 and 2002, approximately 33%, 56% and 46%, respectively, of the Non-Regulated Other segment revenues were derived from target cost and fee with risk sharing contracts. Under target cost and fee with risk sharing contracts, the customers reimburse our costs plus a specified or target fee or profit; however, if our actual costs exceed the target cost, our target fee and cost reimbursement are reduced by a portion of the overrun. Failure to control costs during performance of the work could result in reduced profits for such contracts.

Our business could suffer if we lose the services of key personnel

        Our success to date has resulted in part from the significant contributions of our executive officers. From the time he founded the company in 1969, Dr. J.R. Beyster was our only chief executive officer and chairman of the board. As a result of the succession plan adopted by the board of directors in April 2003, Kenneth C. Dahlberg became our chief executive officer and president in November 2003. Our executive officers are expected to continue to make important contributions to our success. The loss of our key personnel could materially affect our operations.

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

        Our business is subject to potential Government inquiries and investigations.    We are from time to time subject to certain U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. We cannot assure you that any such inquiry or investigation will not have a material adverse effect on our results of operations and financial condition.

        Our contract costs are subject to audits by Government agencies.    The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2002 and are not subject to further adjustment. We have recorded contract revenues in fiscal years 2003 and 2004 based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

If we fail to recover pre-contract costs, it may result in reduced profits or losses

        Any costs that we incur on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts or contract modifications have not been executed are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At January 31, 2004, we had pre-contract costs of $41 million in the Regulated segment, $1 million in the Non-Regulated Telecommunications segment and $4 million in the Non-Regulated Other segment. We cannot assure you that contracts or contract amendments will be executed or that we will recover the related costs.

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

  •
  Acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities

  •
  If our acquisitions or investments fail, our business could be harmed

Unsuccessful resolution of the Telkom South Africa Arbitration could harm our business

        Our Telcordia subsidiary initiated arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. to confirm the Partial Award. The U.S. Court dismissed the action for lack of jurisdiction over Telkom South Africa. Telcordia has appealed this ruling and a hearing before the U.S. Court of Appeals was held on April 1, 2004. In another set of proceedings, Telkom South Africa requested that the South African High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. On November 27, 2003, the South African High Court granted the relief requested by Telkom South Africa and ordered Telcordia to pay Telkom South Africa's legal costs for the High Court action. Telcordia filed a notice of appeal with the South African Supreme Court of Appeal of the South African High Court's decision. A hearing on Telcordia's application is scheduled for April 28, 2004. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management's attention and company resources. For more discussion of this dispute, see "Legal Proceedings—Telkom South Africa" and Note 22 of the notes to the consolidated financial statements on page F-42 of this Form 10-K.

We face risks associated with our international business

        Our international business operations are subject to a variety of the risks associated with conducting business internationally. These risks include:

  •
  unexpected changes in regulatory requirements

  •
  tariffs

  •
  political and economic changes or instability

  •
  unfamiliar and unknown business practices and customs

  •
  restrictive trade policies

  •
  inconsistent product regulation

  •
  complying with a variety of laws

  •
  licensing requirements

        We do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future.

        We have a firm fixed-price contract that was awarded by the Greek government to provide components of the security infrastructure that will be used in support of the 2004 Athens Summer Olympic Games. Due to the high profile of the Olympic Games, the current world environment and the focus on potential security incidents, our performance under this contract is subject to heightened media attention. Therefore, in addition to the risks generally associated with performing a firm fixed-price contract in a foreign country, the occurrence of any adverse situation relating to the security of the Olympic Games generally or to our performance on this contract, even indirectly, could result in increased costs and our receiving negative publicity. Such negative publicity could damage our reputation and adversely affect our ability to attract or retain customers. See—"If we fail to control fixed-price or target cost and fee with risk sharing contracts, it may result in reduced profits or losses."

        We currently have certain contracts with the U.S. Government that involve the support of the Iraqi reconstruction efforts. In addition to the risks inherent in performing on U.S. Government contracts, conducting business operations in a country experiencing military conflict and other hostile situations, and without an established legal or business infrastructure, could result in the delay of project schedules, threaten the health and safety of our employees and increase our cost of operations. Government contractors operating in Iraq are receiving increased media, legislative and regulatory attention regarding their work in Iraq. Our activities in Iraq could result in negative publicity, which could have an adverse impact on our business. Additionally, should we choose to reduce or discontinue our level of activity in Iraq as a result of these risks, we could lose future potential revenues. See—"We face risks relating to Government contracts."

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

Unsuccessful resolution of the dispute with PDVSA regarding INTESA could harm our business

        We own a 60% interest in INTESA, a Venezuelan joint venture. An unstable political and economic environment in Venezuela, including a general work stoppage from approximately December 2002 to March 2003 affected the petroleum sector, including INTESA and Petróleos de Venezuela, S.A., which we call "PDVSA," Venezuela's national oil company and the other joint venture partner. We had previously consolidated our 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. Due to the suspension of operations and our relationship with PDVSA, the operations of the joint venture are not expected to resume. We have strongly recommended that INTESA file for bankruptcy as required under Venezuelan law, but PDVSA has refused to support such a filing.

INTESA had derived substantially all its revenues from an outsourcing services agreement with PDVSA. In January 1997 when the joint venture was formed, we guaranteed INTESA's obligations under the services agreement to PDVSA. The services agreement expired on June 30, 2002 and the parties were not able to reach agreement on a renewal. The Venezuelan Supreme Court has granted PDVSA's request for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligates INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA. PDVSA has taken certain actions, including denying INTESA access to certain of its facilities and assets, which we believe constitutes expropriation without compensation. On September 4, 2003, we filed a claim of approximately $10 million with the Overseas Protection Insurance Company, a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities ("OPIC"), on the basis that PDVSA and the Venezuelan government's conduct constituted the expropriation of our investment in INTESA without compensation. On February 24, 2004, OPIC made a finding that expropriation had occurred, but the value of our recovery has not been determined. Many issues relating to INTESA, including the termination of the services agreement, the amount we will receive based on our OPIC claim, and the proposal for INTESA to file bankruptcy, remain unresolved. In addition, the Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees. The SENIAT, the Venezuelan tax authority, has also filed a claim against INTESA for approximately $30 million for alleged non-payment of VAT taxes in 1998. In addition, SAIC Bermuda, in its capacity as shareholder, has been added at the request of PDVSA to a number of suits by INTESA employees claiming unpaid pension benefits. SAIC's Venezuelan counsel advises that we do not have any legal obligation for these claims but given the unsettled and political nature of the Venezuelan environment, their outcome is uncertain. Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, adverse resolutions could materially harm our business, consolidated financial position, results of operations and cash flows. For further discussion of our participation in INTESA, see "Management Discussion & Analysis—Commitments and Contingencies;" "Legal Proceedings—INTESA;" and Note 22 of the notes to the consolidated financial statements on page F-42 of this Form 10-K.

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

Our failure to remain competitive could harm our business

        Our business is highly competitive, particularly in the business areas of telecommunications and information technology outsourcing in both our Non-Regulated Telecommunications and our Non-Regulated Other segments. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized entities who are able to concentrate their resources on particular areas. In the Regulated segment, we also compete with the U.S. Government's own in-house capabilities and federal non-profit contract research centers. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Effective February 1, 2004, we modified our organizational structure to help improve our competitiveness by better aligning our business units with our major customers and key markets. There can be no assurance that this realignment effort will produce the desired results.

Risks Relating to Our Stock

Because no public market exists for our stock, the ability of stockholders to sell their SAIC stock is limited

        There is no public market for our common stock. The limited market maintained by our wholly owned broker-dealer subsidiary, Bull, Inc., permits existing stockholders to offer our Class A stock for sale only on predetermined trade dates and only at the price determined by the board of directors. Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. In fact, the trade originally scheduled for July 26, 2002 was postponed to August 16, 2002 in order to establish a new stock price after it was determined that the stock price set by the board of directors on July 12, 2002 no longer represented a fair market value.

If a trade in the limited market is undersubscribed, our stockholders may not be able to sell all the shares they desire to sell

        If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers in any trade, our stockholders who requested to sell shares may not be able to sell all such shares in that trade. The number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions. Under Delaware law, we may repurchase our shares only out of available surplus. In addition, financial covenants under our credit agreement or agreements we enter into in the future may restrict our ability to repurchase shares. Subject to these legal and contractual restrictions, we are currently authorized, but not obligated to purchase shares of Class A common stock in the limited market on any trade date. In deciding whether to make such purchases, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the undersubscription in the limited market. The final determination is not made before the trade date. We have purchased a significant amount of Class A common stock in the limited market during recent periods. We purchased a total of 6,824,113 shares on the trade dates in fiscal year 2004 and a total of 16,238,751 shares on the trade dates in fiscal year 2003. These purchases accounted for 65.5% and 84.5%, respectively, of the total shares purchased by all buyers in the limited market during fiscal years 2004 and 2003. Our purchases balanced the number of shares offered for sale by stockholders with the number of shares sought to be purchased by authorized buyers. We cannot assure you that we will continue to purchase such excess shares in the future. Accordingly, if the aggregate number of shares offered for sale exceeds the aggregate number of shares sought to be purchased by authorized buyers, and we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell in the limited market. Because no other market exists for our stock, our stockholders may be unable to sell all the shares they desire to sell.

        During the 2004 and 2003 fiscal years, the trustees of certain of our retirement and benefit plans purchased an aggregate of 2,351,031 and 1,998,956 shares, respectively, in the limited market. These purchases accounted for approximately 22.6% and 10.4% of the total shares purchased by all buyers in the limited market during fiscal years 2004 and 2003, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A common stock. In addition, the trustees of our retirement plans are not permitted to purchase shares of our Class A common stock in the limited market unless the stock price established by the board of directors is determined in good faith by the plan fiduciaries, in reliance on an appraisal by an independent appraiser, to be the fair market value of the shares.

        To the extent that purchases by the trustees of our retirement and benefit plans decrease, and purchases by us decrease or do not increase, the ability of stockholders to resell their shares in the limited market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the limited market on each trade date occurring during fiscal years 2004 and 2003, we cannot assure you that a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any trade date will be able to do so.

Our stock price may be impacted by the lack of liquidity provided by the limited market

        The stock price may be impacted by the liquidity provided to our stockholders by the limited market. In its valuation of our stock, Houlihan Lokey Howard & Zukin Financial Advisors, Inc., our independent appraiser, considers, among other factors, the limited market trade imbalances, our inability to guarantee 100% liquidity in the limited market trades, regardless of the amount of the undersubscription, and the degree of liquidity actually provided to stockholders by the limited market. Based upon its judgment, the appraiser may apply, and from time to time has applied, a liquidity discount in its valuation of our stock. As a result, the stock price, as set by the board of directors, may be adversely impacted by a decrease in the liquidity of our stock in the limited market, particularly if we elect not to purchase shares in the limited market to fully balance an undersubscribed trade.

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

Our stock price and the price at which all trades in the limited market occur is determined by our board of directors and is not established by market forces

        Our stock price is not determined by a trading market of bargaining buyers and sellers. Our board of directors, all of whom are stockholders, determines the price at which the Class A common stock trades by using the valuation process that includes input from an independent appraiser and a stock price formula as described under "Price Determination of Class A Common Stock and Class B Common Stock." The stock price remains in effect until subsequently changed. The board of directors reviews the stock price during the period between a quarterly board meeting and the trade date to determine whether the stock price continues to represent a fair market value, and if necessary, modifies the price. The board of directors has authorized its stock policy committee to conduct this review and, in some quarters, the stock policy committee has conducted this review. If a stock price modification is necessary, the stock policy committee or board of directors would apply the same valuation process used by the board of directors at a quarterly board meeting. The stock policy committee modified the stock price on July 29, 2002 after it was determined that the stock price established by the board of directors on July 12, 2002 no longer represented a fair market value. All trades in the limited market will occur at the stock price determined by the board of directors or its stock policy committee. Our board of directors believes the stock price represents a fair market value; however, we cannot assure you that the stock price represents the value that would be obtained if our stock were publicly traded. The formula, which is one part of the valuation process, does not specifically include variables reflecting all financial and valuation criteria that may be relevant. In addition, our board of directors generally has broad discretion to modify the formula. Absent changes in the market factor used in the formula, which may change from quarter to quarter as appropriate to reflect changing business, financial and market conditions, and accounting and other impacts unrelated to our value, the mechanical application of the formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price because the formula takes into account our segment operating income for the four fiscal quarters immediately preceding the price determination.

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

Changes in our business and the volatility of the market value of our comparable companies may increase the volatility of the stock price

        The stock price could be subject to fluctuations in the future. This volatility may result from the impact on our stock price of:

  •
  the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in those business areas

  •
  the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

  •
  the impact of the volatility of the market value of comparable public companies that are considered in our valuation process and any publicly traded securities we may own

Restrictions in our certificate of incorporation and bylaws may discourage takeover attempts that you might find attractive

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

Item 2. Properties

        As of January 31, 2004, we conducted our operations in more than 400 offices located in 42 states, the District of Columbia and various foreign countries. We occupy a total of approximately 10,300,000 square feet of space. Of this total, we own approximately 3,500,000 square feet, and the balance is leased. Our major locations are in the San Diego, California, Washington, D.C. and Piscataway, New Jersey metropolitan areas, where we occupy approximately 1,200,000 square feet, 2,600,000 square feet and 1,100,000 square feet of space, respectively.

        We own and occupy the following properties:

  •
  San Diego metropolitan area

  •
  At our primary campus location in San Diego, California, seven buildings totaling approximately 677,000 square feet of space situated on 22.2 acres of land

  •
  Washington, D.C. metropolitan area

  •
  At our McLean, Virginia campus location, four buildings totaling approximately 900,000 square feet situated on 18.3 acres of land

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

  •
  In Virginia Beach, Virginia, two buildings totaling 159,200 square feet on approximately 22.5 acres of land

  •
  In Orlando, Florida, an 85,000 square foot building on 17.99 acres of land

  •
  In Oak Ridge, Tennessee, an 83,000 square foot building on approximately 8.4 acres of land, and we own an additional 4.07 acres of land

  •
  In Dayton, Ohio, two buildings totaling 79,400 square feet on 4.5 acres of land

        The nature of our business is such that there is no practicable way to relate occupied space to industry segments. We consider our facilities suitable and adequate for our present needs. See Note 16 of the notes to consolidated financial statements on page F-38 of this Form 10-K for information regarding commitments under leases.

Item 3. Legal Proceedings

        Telkom South Africa.    As previously disclosed in our filings with the SEC, our Telcordia subsidiary initiated arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. to confirm the Partial Award. The U.S. Court dismissed the action for lack of jurisdiction over Telkom South Africa. Telcordia has appealed this ruling and a hearing before the U.S. Court of Appeals was held on April 1, 2004. In another set of proceedings, Telkom South Africa requested that the South African High Court set aside the Partial Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. On November 27, 2003, the South African High Court granted the relief requested by Telkom South Africa and ordered Telcordia to pay Telkom South Africa's legal costs for the High Court action. Telcordia filed a notice of appeal with the South African Supreme Court of Appeal of the South African High Court's decision. A hearing on Telcordia's application is scheduled for April 28, 2004. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management's attention and resources.

        INTESA.    INTESA, a foreign joint venture we formed in 1997 with Venezuela's national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. The Venezuelan Supreme Court has granted PDVSA's request for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligates INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA. PDVSA has taken certain actions, including denying INTESA access to certain of its facilities and assets, which we believe constitutes expropriation without compensation. On September 4, 2003, we filed a claim of approximately $10 million with the Overseas Protection Insurance Company, a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities ("OPIC"), on the basis that PDVSA and the Venezuelan government's conduct constituted the expropriation of our investment in INTESA without compensation. On February 24, 2004, OPIC made a finding that expropriation had occurred, but the value of our claim has not been finalized. In addition, the Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees. The SENIAT, the Venezuelan tax authority, has also filed a claim against INTESA for approximately $30 million for alleged non-payment of VAT taxes in 1998. In addition, SAIC Bermuda, in its capacity as shareholder, has been added at the request of PDVSA to a number of suits by INTESA employees claiming unpaid pension benefits. Our Venezuelan counsel advises that we do not have any legal obligation for these claims but given the unsettled and political nature of the Venezuelan environment, their outcome is uncertain. We have strongly recommended that INTESA file for bankruptcy as required under Venezuelan law, but PDVSA has refused to support such a filing. Many issues relating to INTESA, including, the amount we will recover on our OPIC claim and the proposal for INTESA to file bankruptcy, remain unresolved.

        Other.    We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of votes for our 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement").

        The following is a list of the names and ages (as of March 31, 2004) of all our executive officers, indicating all positions and offices held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

Name of Executive Officer	Age	Positions with the Company and Prior Business Experience
C. M. Albero	68	Group President since February 2004. Mr. Albero has held various positions with us since 1987, including serving as a Sector Vice President from 1998 to February 2004. Mr. Albero has also served as Chief Executive Officer of our AMSEC LLC joint venture since July 1999.
D. P. Andrews	59
		President and Chief Operating Officer of Federal Business since December 2003, and a Director since October 1996. Prior thereto he was Corporate Executive Vice President from January 1998 to December 2003. Mr. Andrews also served as Executive Vice President for Corporate Development from October 1995 to January 1998. Prior to joining us, Mr. Andrews served as Assistant Secretary of Defense from 1989 to 1993.
J. R. Beyster	79	Chairman of the Board and a Director since the Company was founded. Dr. Beyster served as Chief Executive Officer from 1969 to November 2003 and as President from June 1998 to November 2003.

K. C. Dahlberg	59
		Chief Executive Officer, President and Director since November 2003. Prior to joining us, Mr. Dahlberg was with General Dynamics Corp. from March 2001 to October 2003, where he served as Corporate Executive Vice President. Mr. Dahlberg was with Raytheon International from February 2000 to March 2001 where he served as President, and from 1997 to 2000 he served as President and Chief Operating Officer of Raytheon Systems Company. Mr. Dahlberg held various positions with Hughes Aircraft from 1967 to 1997.
T. E. Darcy	53
		Corporate Executive Vice President since December 2003 and Chief Financial Officer since October 2000. From October 2000 to December 2003, Mr. Darcy was an Executive Vice President. Prior to joining us, Mr. Darcy was with the accounting firm of PricewaterhouseCoopers LLP from July 1973 to September 2000, where he served as partner from 1985 to 2000.
M. J. Desch	46
		Chief Executive Officer of Telcordia since July 2002 and a Director of the Company since October 2002. Mr. Desch has also served as Chairman of Airspan Networks, Inc. since July 2000 and has served on the boards of a number of public and private companies. Mr. Desch was with Nortel Networks Corp. from 1987 to 2000, where he served as Corporate Executive Vice President and President.
S. P. Fisher	43
		Treasurer since January 2001 and Senior Vice President since July 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.
D. H. Foley	59
		Group President since February 2004 and a Director since July 2002. Dr. Foley has held various positions with us since 1992, including serving as an Executive Vice President from July 2000 to February 2004 and as a Sector Vice President from 1992 to July 2000.
M. V. Hughes, III	58
		Group President since February 2004. Mr. Hughes has held various positions with us since 1990, including serving as an Executive Vice President from July 2003 to February 2004 and as a Sector Vice President from 1991 to July 2003.
P. N. Pavlics	43
		Senior Vice President since January 1997 and Controller since 1993. Mr. Pavlics has held various positions with us since 1985, including serving as a Corporate Vice President from 1993 to January 1997.
L. J. Peck	55	Group President since February 2004. Mr. Peck has held various positions with us since 1978, including serving as a Sector Vice President from 1994 to February 2004.

S. D. Rockwood	60
		Executive Vice President since April 1997, Chief Technology Officer since December 2003 and a Director since 1996. Dr. Rockwood has held various positions with us since 1986, including serving as a Sector Vice President from 1987 to April 1997.
W. A. Roper, Jr.	58
		Corporate Executive Vice President since April 2000. Mr. Roper served as Senior Vice President from 1990 to 1999, Chief Financial Officer from 1990 to October 2000 and Executive Vice President from 1999 to 2000. Mr. Roper has served as a director of VeriSign, Inc. since November 2003.
D. E. Scott	47
		Secretary since July 2003, Senior Vice President since January 1997 and General Counsel since 1992. Mr. Scott has held various positions with us since 1987, including serving as a Corporate Vice President from 1992 to January 1997.
G. T. Singley III	58	Group President since February 2004. Mr. Singley has held various positions with us since 1998, including serving as a Sector Vice President from 2001 to February 2004.
R. I. Walker	39
		Corporate Executive Vice President since July 2002 and a Director since October 2002. Prior to joining us, Mr. Walker served as Vice President/General Manager of IBM Global Services from 1996 to 2002, and Manager with Deloitte & Touche LLP from 1994 to 1996.
J. P. Walkush	52	Executive Vice President since July 2000 and a Director since April 1996. Mr. Walkush has held various positions with us since 1983, including serving as a Sector Vice President from 1994 to 2000.
J. H. Warner, Jr.	63
		Chief Administrative Officer since December 2003, Corporate Executive Vice President since 1996 and a Director since 1988. Dr. Warner has held various positions with us since 1973, including serving as Executive Vice President from 1989 to 1996.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Limited Market

        Since our inception, we have followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for any of our securities. In order to provide some liquidity for our stockholders, however, we have maintained a limited secondary market which we call the "limited market," through our wholly owned, broker-dealer subsidiary, Bull, Inc., which was organized in 1973 for the purpose of maintaining the limited market.

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

        We are currently authorized, but not obligated, to purchase shares of Class A common stock in the limited market on any trade date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and we, in our discretion, determine to make such purchases. However, the number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions. Under Delaware law, we may repurchase our shares only out of available surplus. In addition, financial covenants under our credit agreement or agreements we enter into in the future may restrict our ability to repurchase shares. In deciding whether to make such purchases, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the undersubscription in the market. The final determination is not made before the trade date. We have purchased a significant amount of Class A common stock in the limited market during recent periods. We purchased a total of 6,824,113 shares on the trade dates in fiscal year 2004 and a total of 16,238,751 shares on the trade dates in fiscal year 2003. These purchases accounted for 65.5% and 84.5%, respectively, of the total shares purchased by all buyers in the limited market during fiscal years 2004 and 2003. Our purchases balanced the number of shares offered for sale by stockholders with the number of shares sought to be purchased by authorized buyers. We cannot assure you that we will continue to purchase such excess shares in the future. Accordingly, if the aggregate number of shares offered for sale exceeds the aggregate number of shares sought to be purchased by authorized buyers, and we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell in the limited market. Because no other market exists for our stock, our stockholders may be unable to sell all the shares they desire to sell. In addition, if a limited market trade were undersubscribed and prorated or the liquidity of our stock in the limited market were otherwise impaired, the stock price, as set by the board of directors, could be adversely impacted because the independent appraiser could apply or increase any liquidity discount used in valuing our stock.

        During the 2004 and 2003 fiscal years, the trustees of certain of our retirement and benefit plans purchased an aggregate of 2,351,031 and 1,998,956 shares, respectively, in the limited market. These purchases accounted for approximately 22.6% and 10.4% of the total shares purchased by all buyers in the limited market during fiscal years 2004 and 2003, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A common stock. In addition, the trustees of our retirement plans are not permitted to purchase shares of our Class A common stock in the limited market unless the stock price established by the board of directors is determined in good faith by the plan fiduciaries, in reliance on an appraisal by an independent appraiser, to be the fair market value of the shares. The inability of the retirement plans to purchase shares in the limited market could adversely impact the liquidity of our stock.

        To the extent that purchases by the trustees of our retirement and benefit plans decrease, and purchases by us decrease or do not increase, the ability of stockholders to resell their shares in the limited market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the limited market on each trade date occurring during fiscal years 2004 and 2003, we cannot assure you that a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any trade date will be able to do so.

        To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, we may, but are not obligated to, sell authorized but unissued shares of Class A common stock in the limited market. In making this determination, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the over subscription in the limited market. The final determination is not made before the trade date. In fiscal years 2004 and 2003, we did not sell any shares of Class A common stock in the limited market as the number of shares sought to be purchased by authorized buyers did not exceed the number of shares offered for sale by stockholders. To the extent that we choose not to sell authorized but unissued shares of Class A common stock in the limited market, the ability of individuals to purchase shares on the limited market may be adversely affected. We cannot assure you that an individual desiring to buy shares of our Class A common stock in any future trade will be able to do so.

Price Determination of Class A Common Stock and Class B Common Stock

  Valuation Process

        Our board of directors determines the price of the Class A common stock using the valuation process described below. In establishing the stock price, the board of directors considers a broad range of valuation data and financial information, including analysis provided by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("HLHZ"), our independent appraisal firm. The board also considers valuation data and financial information relating to publicly traded companies considered by our appraiser to be comparable to SAIC or relevant to the valuation of our stock. The valuation process includes the valuation formula set forth below, which has an earnings component and an equity component and includes a variable called the market factor. After considering the analysis of the independent appraisal firm and other valuation data and information, the board of directors sets the market factor at the value that causes the formula to yield a stock price that the board believes represents a fair market value for the Class A common stock within a broad range of financial criteria. The stock price and market factor, as determined by the board of directors, remain in effect until subsequently changed by the board of directors or its stock policy committee.

        The Class A common stock is traded in the limited market maintained by Bull, Inc. at the stock price determined by the board of directors. In accordance with our certificate of incorporation, the price of the Class B common stock is equal to 20 times the stock price applicable to the Class A common stock.

  Role of Appraiser

        HLHZ has served as the appraiser of our stock for over 20 years. HLHZ is a nationally recognized investment banking firm that provides business and securities valuations for a variety of regulatory and planning purposes, renders fairness opinions, and provides financial advisory services in connection with mergers and acquisitions, leveraged buyouts, recapitalizations, financial restructurings and private placements of debt and equity securities. Each quarter in conjunction with the board of directors' valuation process, HLHZ performs an appraisal of our Class A common stock. As part of its methodology, HLHZ uses market multiple analysis of comparable public companies to value SAIC as a whole (excluding Telcordia), Telcordia and major business areas of SAIC.

        In its appraisal of our stock, HLHZ may apply, and from time to time has applied, a liquidity discount based on its assessment of the liquidity provided by the limited market. HLHZ provides substantial valuation data and analysis, which the board relies upon, among other factors, in establishing the stock price. The data and analysis include the reasonable range of fair market value established by the appraisers. In establishing the range of fair market value, the appraiser considers, among other things, the volatility of the stock prices and implied volatility of stock options of the comparable companies and any significant publicly traded securities that we may own. After the board has established the stock price, HLHZ reviews the price and provides an opinion letter to the board of directors and the SAIC and AMSEC retirement plans committees as to whether the stock price appears to reflect the fair market value of our stock. The trustees of our retirement plans are not permitted to purchase shares of our Class A common stock in the limited market unless the stock price established by the board of directors is determined in good faith by the plan fiduciaries, in reliance on an appraisal by an independent appraiser, to be the fair market value of the shares. If the stock price established by the board of directors did not reflect the fair market value as determined by an independent appraisal firm, our retirement plans would be unable to purchase shares of our Class A common stock in that trade and the liquidity of the limited market and our stock price could be adversely impacted.

  Stock Price Formula

        The following formula is used in the valuation method:

  the price per share is equal to the sum of

          (1)   a fraction, the numerator of which is our stockholders' equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur, adjusted to reflect the value of our publicly traded equity securities classified as investments in marketable securities, as well as the profit or loss impact, if any, on stockholders' equity arising from investment activities, non-recurring gains or losses on sales of business units, subsidiary common stock or similar transactions closed, as of the valuation date ("E") and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter ("W(1)") and

          (2)   a fraction, the numerator of which is 5.66 multiplied by the market factor ("M" or "market factor"), multiplied by our operating income for the four fiscal quarters immediately preceding the price determination, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including our equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries ("P"), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by us in computing diluted earnings per share ("W").

        The formula, shown as an equation, is as follows:

Stock Price =	E	+	5.66MP

	W(1)		W

        The number of outstanding common shares and common share equivalents described above in the formula assumes that each share of Class B common stock is converted into 20 shares of Class A common stock.

        The board of directors first used a valuation formula in establishing the price of the Class A common stock in 1972. The valuation formula has periodically been modified ever since. The market factor concept was first added to the formula in 1973. The 5.66 factor was added to the formula in 1976 as a constant to cause the price generated by the formula to reflect a fair market value of the Class A common stock. In 1984, the board of directors, with the assistance of an outside appraisal firm, began its current practice of establishing the value of the market factor to reflect the broad range of business, financial and market forces that also affect the fair market value of the Class A common stock. In 2001, the board of directors approved the modifications of the definitions of the "E" or the stockholders' equity component and "P" or the earnings component of the formula. Before approving these changes to the formula, the board of directors consulted with HLHZ and then determined that these definitional changes were appropriate and that our valuation process would continue to generate a fair market value of the Class A common stock within a broad range of financial criteria.

  Other Valuation Considerations

        In determining the price of the Class A common stock, the board of directors considers many relevant factors, including:

  •
  valuation input from HLHZ

  •
  the performance of the general securities markets and relevant industry groups

  •
  our historical financial performance versus comparable public companies

  •
  the prospects for our future performance

  •
  the value of our investments

  •
  general economic conditions

  •
  general capital market considerations

  •
  other factors the board of directors deems appropriate

        Although orders to buy or sell shares of Class A common stock in the limited market must be entered prior to the board's determination of the stock price, this information is not made available to the board of directors and is not a consideration in determining the price. However, if we elect not to purchase shares in the limited market to fully balance an undersubscribed trade, this could impact both the current and subsequent valuations of our stock.

Review of Stock Price

        Our board of directors reviews the stock price at least four times each year, generally at quarterly meetings. These meetings are currently scheduled in January, April, July and October of each year and are held approximately one week before the four predetermined trade dates. The board of directors reviews the stock price during the period between a quarterly board meeting and the trade date to determine whether the stock price continues to represent a fair market value, and if necessary, modifies the price. The board of directors has authorized its stock policy committee to conduct this review, and, in some quarters, the stock policy committee has conducted this review. If a stock price modification is necessary, the stock policy committee or the board of directors would apply the same valuation process used by the board of directors at a quarterly board meeting. The stock policy committee modified the stock price on July 29, 2002 after it was determined that the stock price established by the board of directors on July 12, 2002 no longer represented a fair market value.

Modification of Valuation Process

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

Risk of Price Fluctuation

        The price of the Class A common stock could be subject to fluctuations in the future due to a number of factors, including:

  •
  the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in these business areas

  •
  the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

  •
  the volatility of the market value of comparable public companies that are considered in our valuation process and any publicly traded securities we may own

  •
  the limited market trade imbalances, our inability to guarantee 100% liquidity in the quarterly trades, regardless of the amount of the undersubscription, and the degree of liquidity actually provided to stockholders by the limited market

  •
  the impact of any of the foregoing on HLHZ's valuation analysis and the board of directors' ultimate determination of the stock price

Stock Price Table

        The following table sets forth information concerning the stock price for the Class A common stock, the applicable price for the Class B common stock and each of the variables contained in the formula, including the market factor, in effect for the periods beginning on the dates indicated. The Class A common stock has been rounded to the nearest penny. There can be no assurance that the Class A common stock or the Class B common stock will in the future provide returns comparable to historical returns or that the price will not decline. In fact, the price declined 13.2% during fiscal year

2003. See "Business—Risk Factors—Future returns on our common stock may be significantly lower than historical returns."

Date	Market Factor	"E" or Adjusted Stockholders' Equity(1)	"W1" or Shares Outstanding(2)	"P"or Adjusted Earnings(3)	"W" or Weighted Avg. Shares Outstanding(4)	Price Per Share of Class A Common Stock	Price Per Share of Class B Common Stock	Percentage Price Change(5)
April 12, 2002	2.90	$2,455,657,000	215,804,158	$297,660,000	225,382,561	$33.06	$661.20	0.3%
July 12, 2002	2.60	$2,483,464,000	215,331,807	$319,724,000	218,864,381	$33.03	$660.60	(0.1)%
July 29, 2002	2.10	$2,483,864,000	215,331,807	$319,724,000	218,864,381	$28.90	$578.00	(12.5)%
October 11, 2002	1.90	$2,394,108,000	209,578,812	$335,148,000	213,397,043	$28.31	$566.20	(2.0)%
January 10, 2003	1.90	$2,072,146,000	195,447,055	$346,570,000	207,048,972	$28.60	$572.00	1.0%
April 11, 2003	1.90	$2,006,774,000	190,974,359	$349,930,000	203,232,903	$29.02	$580.40	1.5%
July 11, 2003	1.90	$2,102,168,000	192,229,993	$358,704,000	197,175,777	$30.50	$610.00	5.1%
October 10, 2003	1.90	$2,133,849,000	190,791,535	$368,075,000	192,079,951	$31.79	$635.80	4.2%
January 9, 2004	2.20	$2,196,927,000	190,348,029	$380,148,000	189,499,866	$36.52	$730.40	14.9%

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

(3)
"P" is our operating income for the four fiscal quarters immediately preceding the price determination, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including our equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. The aggregate amount of these items on a pre-tax basis is disclosed as "segment operating income" in our consolidated quarterly and annual financial statements filed with the SEC. The operations of our INTESA joint venture have been classified as discontinued operations as of January 31, 2003 and are no longer reflected in operating income. Beginning with the April 11, 2003 stock price determination, the "P" variable of the formula no longer includes the operations of INTESA.

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

Holders of Class A Common Stock and Class B Common Stock

        As of March 31, 2004, there were 33,037 holders of record of Class A common stock and 178 holders of record of Class B common stock. Substantially all of the Class A common stock and the Class B common stock is owned of record or beneficially by our current and former employees, directors and consultants and their respective family members and by our various employee benefit plans.

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

Recent Sales of Unregistered Securities

        On December 19, 2003, in connection with the acquisition of Exploranium, G.S. Limited, we issued 38,899 shares of our Class A common stock with a per share price of $31.79 to one of the principals in consideration for a noncompetition agreement. No underwriters were involved in this transaction. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act, in accordance with Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

        On July 25, 2003, we acquired all the outstanding shares of Opta Limited ("Opta"). In accordance with the stock acquisition, five Opta shareholders, who owned a majority of the shares of Opta, entered into a purchase agreement dated July 25, 2003, as amended October 16, 2003, under which the shareholders agreed to purchase shares of our Class A common stock in our limited market. On January 16, 2004, one individual purchased 5,421 shares at the per share price of $36.52 and on October 17, 2003, four individuals purchased an aggregate of 27,941 shares at the per share price of $31.79. No underwriters were involved in these transactions. Although shares issued in our limited market transactions generally are considered registered under the Securities Act, since these individuals made an investment decision to purchase these shares and a commitment to do so under the purchase agreement prior to the occurrence of the limited market transaction, these shares are considered not to be registered under the Securities Act. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act in accordance with Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

        As of March 31, 2004, there were 1,479,973 shares of our Class A common stock outstanding which were issued by us to non-affiliates since February 1, 2002 in transactions that were not registered under the Securities Act. These shares are considered "restricted securities" (as that term is defined in Rule 144 under the Securities Act) and, subject to any contractual restrictions and our right of first refusal, may become eligible for resale under Rule 144(k) as follows:

Date Holding Period Expires	Number of Class A Shares
April 11, 2005	931,818
April 18, 2005	108,982
October 6, 2005	238,277
October 17, 2005	27,941
December 19, 2005	38,899
January 16, 2006	5,421
February 20, 2006	128,635

Item 6. Selected Financial Data

        The following data has been derived from the consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year ended January 31
	2004	2003(1)	2002(1)	2001(1)	2000(1)
	(Amounts in millions, except per share data)
Revenues	$6,720	$5,903	$5,771	$5,605	$5,205
Cost of revenues	5,584	4,815	4,611	4,389	4,058
Selling, general and administrative expenses	589	581	735	824	793
Impairment of goodwill and intangible assets	7	13	3	8	51
Gain on sale of business units, net, and subsidiary common stock(2)		(5)	(10)	(121)	(729)

Operating income	540	499	432	505	1,032
Net gain (loss) on marketable securities and other investments, including impairment losses(3)	6	(134)	(456)	2,656	2
Interest income	49	37	50	108	53
Interest expense	(80)	(45)	(14)	(14)	(13)
Other income (expense), net	5	7	8	25	(2)
Minority interest in income of consolidated subsidiaries	(10)	(7)	(5)	(6)	(28)
Provision for income taxes	(159)	(111)	(4)	(1,219)	(436)

Income from continuing operations	351	246	11	2,055	608
Gain from discontinued operations, net of tax(1)			7	4	12
Cumulative effect of accounting change, net of tax			1

Net income	$351	$246	$19	$2,059	$620

Earnings per share:
Basic(4)	$1.90	$1.26	$.09	$8.76	$2.61

Diluted(4)	$1.86	$1.21	$.08	$8.11	$2.42

Common equivalent shares:
Basic	185	196	215	235	238

Diluted	189	203	228	254	256

	January 31
	2004	2003(1)	2002(1)	2001(1)	2000(1)
	(Amounts in millions)
Total assets	$5,493	$4,804	$4,678	$5,871	$4,204
Working capital	$2,215	$1,952	$914	$1,136	$879
Long-term debt	$1,232	$897	$100	$101	$99
Other long-term liabilities	$271	$269	$241	$226	$322
Stockholders' equity	$2,190	$2,007	$2,524	$3,344	$1,830

(1)
Operations of INTESA are classified as discontinued operations effective January 31, 2003 and all prior period income statement and balance sheet information presented has been conformed to this presentation.

(2)
Includes gain on sale of subsidiary stock of $698 million in 2000. Through fiscal year 2000, Network Solutions, Inc. was a consolidated subsidiary. Beginning in fiscal 2001, Network Solutions, Inc. was no longer consolidated in our operating results.

(3)
Includes impairment losses of $108 million, $467 million and $1.4 billion on marketable equity securities and other private investments in 2003, 2002 and 2001, respectively, and gains of $4.1 billion from sales or exchanges of marketable equity securities and other investments in 2001.

(4)
The 2002 amount includes the cumulative effect of an accounting change for the adoption of newly released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Quantitative and Qualitative Disclosures About Market Risk," which follows, should be read in conjunction with the consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to: a decrease in or the failure to increase business with the U.S. Government particularly in the defense and homeland security areas, regional Bell operating companies ("RBOCs") and international and commercial customers; the risks associated with our international business; our ability to continue to identify, consummate and integrate additional acquisitions; our ability to competitively price our technical services and products; the risk of early termination of U.S. Government contracts; the risk of losses or reduced profits on firm fixed-price and target cost and fee with risk sharing contracts; a failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; audits of our costs, including allocated indirect costs, by the U.S. Government; a downturn in economic conditions; limited market trade activity; legislative proposals; litigation risks; and other uncertainties, all of which are difficult to predict and many of which are beyond our control. Given these uncertainties and risks, you are warned not to rely on such forward-looking statements. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments. Additional information about potential factors that could affect our business and financial results is included in the section titled "Risk Factors" on page 10.

        Unless otherwise noted, references to the years are for fiscal years ended January 31, not calendar years.

Overview

        We have three reportable segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other. Business units in our Regulated segment provide technical services and products primarily for departments and agencies of the U.S. Government through contractual arrangements as either a prime contractor or subcontractor to other contractors. Business units in the Non-Regulated Telecommunications segment, which consists of our Telcordia subsidiary, provide technical services and products primarily for customers in the telecommunications industry. Business units in the Non-Regulated Other segment provide technical services and products primarily to customers in commercial and international markets. For further discussion of our segments, refer to Note 2 of the notes to consolidated financial statements.

	2004	2003
	(In millions)
Consolidated revenues	$6,720	$5,903
Consolidated segment operating income	$546	$507
Net income	$351	$246
Cash flows from operating activities	$508	$549
Cash used for acquisitions of business units	$194	$9
Cash used for repurchases of common stock	$406	$911
Cash and cash equivalents and short-term investments	$2,365	$2,188
Notes payable and long-term debt	$1,282	$914

        Our consolidated revenues grew 14% in 2004, as growth of 24% from our U.S. Government customers more than offset declines in our commercial segments, primarily at our Telcordia telecommunications business. We expect our U.S. Government revenues to continue to increase, and also expect the decline in Telcordia's telecommunications revenues to stabilize in 2005.

        Our consolidated segment operating income, as defined on page 41, grew 8%, and grew more slowly than revenue because our highest-margin segment, the Non-Regulated Telecommunications segment, represented a smaller fraction of consolidated revenues. We expect segment operating income growth from our government business to again offset a decline in the Non-Regulated Telecommunications segment operating income in 2005.

        Our net income increased 43% in 2004 and grew more rapidly than segment operating income because of improvement in our investment results. Investment impairment losses were down substantially in 2004 and we do not expect investment impairments to be significant in 2005. An increase in net interest expense was caused by the negative spread between interest rates earned on our cash and short-term investments and the interest rate expense on our long-term debt. We hope to offset our net interest expense with greater cash flow from operations as our business continues to grow both organically and from acquisitions as we continue deploying more of our cash resources in connection with acquisitions in 2005 and future years.

        At the end of 2004, cash and cash equivalents and short-term investments totaled $2.4 billion. In addition, we had $637 million available under our revolving credit facilities. Notes payable and long-term debt totaled $1.3 billion, with long-term debt maturities primarily between 2012 and 2033.

        Cash flows from operating activities were down slightly in 2004, because of working capital investment required by our higher revenue growth and because of reduced advance payments from certain of Telcordia's customers. Working capital and accounts receivable management remain significant areas of focus. We expect cash flows from operating activities to increase in 2005.

        We used $194 million of cash in 2004 in connection with business acquisitions. We intend to continue to make acquisitions as part of our overall growth strategy, and expect that the use of cash in connection with acquisitions will increase in the future.

        Repurchases of our common stock decreased substantially in 2004, primarily as a result of a lower number of shares offered for sale in our quarterly stock trades. We have the right, but are not obligated to purchase shares in the limited market on any trade date.

        We intend the following discussion and analysis of our financial condition and results of operations to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements. In addition, the following discussion and analysis of financial condition and results of operations focuses on our continuing operations; it, therefore, excludes amounts related to INTESA which was reclassified as discontinued operations in 2003. For further background explanation on INTESA, refer to Note 21 of the notes to consolidated financial statements.

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

        We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

  •
  Revenue Recognition—As discussed under "Revenue Recognition" in Note 1 of the notes to consolidated financial statements, our revenues are primarily recognized using the percentage-of-completion method as discussed in Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units delivery method, all of which require estimating total costs at completion. Estimating costs at completion on these long-term contracts is complex and involves significant judgments about uncertain matters due to the long-term nature of the contract and the technical nature of our services. We have procedures and processes in place to monitor the actual progress of a project against estimates. Should the estimates indicate that we will experience a loss on the contract, we will be required to recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized which would require further adjustment in our financial statements. Any adjustment as a result of a change in estimate, whether it is a loss or an adjustment to revenue, is made on a prospective basis when events or estimates warrant an adjustment. Estimates are updated quarterly or more frequently if circumstances warrant it.

  •
  Pension and other postretirement benefit plans—As discussed in Note 11 of the notes to consolidated financial statements, we provide retiree benefits under one qualified and three nonqualified defined benefit pension plans for employees of Telcordia and a defined benefit pension plan for certain employees in the United Kingdom that are accounted for under SFAS No. 87, "Employers' Accounting for Pensions." The Telcordia qualified pension plan is our most significant pension plan with the largest number of participants. We also provide retiree medical and life insurance benefits at Telcordia under two plans that are accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The cost of providing these benefits is recognized over the period the employee is working and requires actuarial calculations in determining the amount of expense to recognize. The actuarial calculations involve significant assumptions about a number of factors including the expected cost of the benefits and the expected return on the plan assets, if any. Note 11 discloses the most important assumptions, which include the discount rate used to value the future obligation, the rate of future compensation increases, the expected return on plan assets and the health care cost trend rate. We select these assumptions based on current and long-term views of many factors and make our best effort to select the appropriate assumptions. Changes in these key assumptions can have a significant impact on the amount of our liability to retirees, the amount we are required to fund and the amount of cost recognized in the consolidated financial statements. If the performance of our defined benefit pension plan assets is below our expectations, we may have to contribute funds in excess of our current funding obligations.

    At January 31, 2004, the accumulated benefit obligation of our foreign pension plan was still greater than the fair value of the pension assets, which means the pension plan remains underfunded. Therefore, we recorded a minimum pension liability of $13 million and an after-tax non-cash reduction to stockholders' equity and other comprehensive income of $14 million on our foreign pension plan. With respect to the Telcordia qualified pension plan, it currently is not in an underfunded position. At the end of 2003, we were concerned that the Telcordia qualified pension plan could have been in an underfunded position at the end of 2004 had the equity markets continued to decline and had changes been made to other key actuarial assumptions. At January 31, 2004, the fair value of the Telcordia qualified pension assets was greater than the accumulated benefit obligation by $162 million and, therefore, the pension plan was not in an underfunded position. In conjunction with management's 2004 update of the assumptions used in the actuarial valuations that are performed on the plan's measurement date, we lowered the discount rate, which is used to value the future pension obligation, to 6.0% and we maintained the rate of return on assets at 8.0%. A lower discount rate increases the present value of benefit obligations and increases pension expense. A .25% decrease in the discount rate would have increased pension expense in 2004 by approximately $5 million while a .25% increase in the discount rate would have decreased pension expense in 2004 by approximately $5 million. A .25% decrease in the expected return on the assets would have increased pension expense in 2004 by approximately $4 million while a .25% increase in the expected return on the assets would have decreased pension expense in 2004 by approximately $4 million. Another factor that impacts pension expense is unrecognized actuarial losses which may result in higher pension expense. At January 31, 2004, we had unrecognized actuarial losses on the four Telcordia pension plans of $476 million compared to $586 million at January 31, 2003. As a result of reducing the discount rate and increased amortization of unrecognized actuarial losses, absent other changes, Telcordia's pension expense for 2005 would increase by $31 million, which includes $25 million of additional amortization of unrecognized actuarial losses over the prior year.

    Subsequent to the year ended January 31, 2004, Telcordia adopted and communicated to all participants a plan to redesign pension benefits. Effective January 1, 2005, we will be freezing the four defined benefit pension plans such that there will be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date remain unchanged. In consideration for future service, Telcordia will implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees can participate. The redesign of pension benefits triggers a curtailment of the benefit obligation and a remeasurement of the plans as of the date of adoption. Therefore, in the first quarter of 2005, the plans' projected benefit obligations will be reduced to reflect the elimination of assumed future compensation increases on benefits earned to date. With the remeasurement, all actuarial assumptions will be reviewed and updated as appropriate. The remeasurement could impact the pension expense recognized in 2005, but we are unable to determine the impact until all assumptions have been updated.

  •
  Investments in marketable and private equity securities—As discussed under "Investments In Marketable and Private Equity Securities" in Note 1 of the notes to consolidated financial statements, our marketable equity securities are carried on the balance sheet at fair value, with changes in fair value recorded through equity. When the market value of a security falls below its cost basis and the decline is deemed to be other-than-temporary, we record the difference between cost and market value as a realized loss. As of January 31, 2004, we held $4 million in marketable equity and debt securities subject to changes in fair value. Similarly, other private equity investments accounted for on the cost method or equity method must be marked down to estimated fair value if an other-than-temporary decline occurs. As of January 31, 2004, we held $101 million in private equity investments. In determining whether a decline is other-than-temporary, management considers a wide range of factors that may vary depending upon whether the investment is a publicly held equity security or a private investment. These factors include the period of time that the market value of the security or investment has been below its cost, recent financing rounds at a value that is below our carrying value, the operating performance of the entity, its liquidity and our investment intent. The private equity investments involve more judgment than the marketable equity securities because there is no readily available fair market value of a private equity security. Therefore, management, in addition to considering a wide range of other factors, must also use valuation methods to estimate the fair value of a private equity investment. Management judgments about these factors may impact the timing of when an other-than-temporary loss is recognized, and management's use of valuation methods to estimate fair value may also impact the amount of the impairment loss.

  •
  Goodwill Impairment—As discussed in Note 1 and Note 7 of the notes to consolidated financial statements, we account for our goodwill, which represents 22% of our consolidated long-term assets and 6% of consolidated total assets at January 31, 2004, under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Goodwill is tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The goodwill impairment test is a two-step process which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit's assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit's goodwill over the implied fair value of their goodwill. The revenue and profit forecasts used in step one are based on management's best estimate of future revenues and operating costs. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the impairment test, which could significantly change the amount of the impairment recorded from step two. In addition, the estimated future cash flows are adjusted to present value by applying a discount rate. Changes in the discount rate impact the impairment by affecting the calculation of the fair value of the reporting unit in step one.

  •
  Derivative instruments—While our 2004 derivative instruments are not material compared to 2003 and 2002 when we held equity collars, we consider our accounting policy on derivative instruments to be critical because of the nature of derivative instruments and the difficulty of determining their fair value. As discussed in Note 8 of the notes to consolidated financial statements, we use derivative instruments for risk management purposes. GAAP requires all derivative instruments to be recorded on the balance sheet as either assets or liabilities measured at fair value. In some cases, quoted market prices are not available, so we are required to estimate the fair value of the instruments. Fair value estimates might be provided by the counterparty to the instrument or we may use cash flow or other models to determine a fair value. In all cases, estimates and assumptions as of a specific point in time, often about future financial prices and rates that are truly continuous in nature, are required to arrive at a fair value. The estimated fair value of the derivative instruments does not necessarily reflect the future settlement amount since the fair value is calculated at various points in time using estimates, assumptions and factors relevant to that particular point in time. Because of the factors used to estimate fair value, the ultimate gain or loss on the derivative could differ from the amount recorded in the prior financial statements.

Review of Continuing Operations

Revenues

        The following table summarizes changes in consolidated and segment revenues on an absolute basis and segment revenues as a percentage of consolidated revenues for the last three years:

	Year ended January 31
	2004	2003	2002
	(In millions)
Consolidated revenues	$6,720	$5,903	$5,771
Increase over prior year	14%	2%
Regulated segment revenues	$5,426	$4,382	$3,920
Increase over prior year	24%	12%
As a percentage of consolidated revenues	81%	74%	68%
Non-Regulated Telecommunications segment revenues	$892	$1,084	$1,436
Decrease over prior year	(18)%	(25)%
As a percentage of consolidated revenues	13%	18%	25%
Non-Regulated Other segment revenues	$419	$449	$461
Decrease over prior year	(7)%	(3)%
As a percentage of consolidated revenues	6%	8%	8%

        Consolidated revenues increased in 2004 and 2003 primarily due to growth in revenues from our U.S. Government customers in our Regulated segment. The growth in our Regulated segment in 2004 more than offset the declines in revenue from our commercial customers in the Non-Regulated Telecommunications and Non-Regulated Other segments. Revenues from our telecommunications commercial customers decreased in 2004 and 2003 as the telecommunications industry continued to experience weakness. Revenues from our non-telecommunications commercial customers decreased in 2004 and 2003 also due to challenging economic conditions facing our customers, largely in the energy industry.

        The growth in our Regulated segment revenues in 2004 was the result of growth in our traditional business areas with departments and agencies of the U.S. Government and reflects increased contract awards from the U.S. Government. Our growth also reflects the increased budgets of our customers in the national security business area. Approximately 6% of the 2004 growth in revenues was a result of acquisitions made in 2004, while the remaining 18% represented internal growth. We derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, and therefore, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. We were concerned last year that the Iraq conflict could have adversely impacted our revenues in 2004 if U.S. Government funding shifted to direct war fighting efforts, as we could have experienced delays in new contract awards and funding of contracts not directly related to the conflict. The Iraq conflict did not have a significant adverse impact on our revenues in 2004. We did generate revenues from contracts related to homeland security and defense as well as Iraqi reconstruction efforts. In general, obtaining U.S. Government contracts remains a highly competitive process. We continue to increase revenues with the U.S. Government in the service type contracts which are competitively priced utilizing lower cost structures. This constant growth reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

        The decline in our Non-Regulated Telecommunications segment revenues in 2004 and 2003 was attributable to continued customer pricing pressure and lower sales demand, which adversely affected Telcordia's revenues, as our customers continue to experience telecommunications market challenges. Telcordia historically has derived a majority of its revenues from the RBOCs. As a result of the changes and continuing challenges in the marketplace, Telcordia's customers, particularly the RBOCs, continue to reduce their contract spending and place significant pressure on Telcordia to reduce prices and accept less favorable terms on existing and future contracts. During 2004, Telcordia signed contracts with four of the RBOCs to extend maintenance and enhancement support at a lower price for calendar year 2004. Competition for these services is increasing as certain software companies offer competing capabilities in certain areas and several of the RBOCs utilize their own information technology staffs. Telcordia is focused on opportunities for growth through the introduction of new products and diversification into new customers and markets. However, loss of business from the RBOCs or other commercial customers in the global telecommunications market could further reduce revenues and continue to adversely impact our business.

        The decline in our Non-Regulated Other segment revenues in 2004 and 2003 was attributable to our commercial information technology outsourcing customers, largely in the energy industry, who are also continuing to experience a challenging economic environment that is causing them to reduce contract spending. This difficult economic environment started in 2003 and has continued into 2004. In 2004, these customers again reduced contract spending and placed pressure on us to reduce prices.

        Revenues from our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass-through of costs for material and subcontract efforts, which primarily occur on large, multi-year systems integration type contracts. At the end of 2004, we had approximately 42,700 full-time and part-time employees compared to 38,700 and 38,000 at the end of 2003 and 2002, respectively. Material and subcontract ("M&S") revenues were $2.0 billion in 2004, $1.5 billion in 2003 and $1.3 billion in 2002. M&S revenues as a percentage of consolidated revenues increased to 29% in 2004 from 26% in 2003.

        Contract types—This discussion relates to the types of contracts we enter into and the financial risk associated with each type. The following table summarizes revenues by contract type for the last three years:

	Year ended January 31
	2004	2003	2002
Cost-reimbursement	40%	40%	35%
Time-and-materials and fixed-price level-of-effort	34%	30%	30%
Firm fixed-price	24%	26%	31%
Target cost and fee with risk sharing	2%	4%	4%

Total	100%	100%	100%

        Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials ("T&M") contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. Firm fixed-price ("FFP") contracts require us to provide stipulated products, systems or services for a fixed price. We assume greater performance risk on FFP contracts and our failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for particular contracts. Target cost and fee with risk sharing contracts provide for the customer to reimburse our costs plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. If actual costs fall below the target cost, we receive a portion of the cost underrun as additional fee or profit. If actual costs exceed the target cost, our target fee and cost reimbursement are reduced by a portion of the overrun. Our commercial information technology outsourcing business frequently contracts on this basis.

        Volume—The growth of our business is directly related to the receipt of contract awards and contract performance. We performed on 835 contracts with annual revenues greater than $1 million in 2004 compared to 910 and 961 such contracts in 2003 and 2002, respectively. These larger contracts represented 77% of our revenues in 2004, 79% in 2003 and 73% in 2002. Of these contracts, 88 contracts had individual revenues greater than $10 million in 2004 compared to 81 such contracts in 2003 and 78 in 2002. The remainder of our revenues is derived from a large number of individual contracts with revenues of less than $1 million. Although we have committed substantial resources and personnel needed to pursue and perform larger contracts, we believe we also maintain a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for our success on larger procurements.

Cost of Revenues

        The following table summarizes cost of revenues as a percentage of revenues:

	Year ended January 31
	2004	2003	2002
Consolidated cost of revenues as a percentage of consolidated revenues	83.1%	81.6%	79.9%
Segment cost of revenues:
Regulated as a percentage of its revenues	87.1%	87.3%	87.8%
Non-Regulated Telecommunications as a percentage of its revenues	54.8%	57.3%	57.4%
Non-Regulated Other as a percentage of its revenues	75.3%	76.0%	75.6%

        Consolidated cost of revenues as a percentage of consolidated revenues is impacted by our mix of commercial and government business. The increase in consolidated cost of revenues as a percentage of consolidated revenues for 2004 and 2003 is primarily attributable to the changes in relative revenues among our three business segments. Our revenues from our commercial customers have more of their associated costs in selling, general and administrative ("SG&A") as opposed to cost of revenues. Therefore, the lower mix of revenues from our Non-Regulated Telecommunications and Non-Regulated Other segments in 2004 and 2003 primarily caused the overall cost of revenues to increase as a percentage of revenues.

        Cost of revenues as a percentage of revenues for the Regulated segment declined in 2004 and 2003 primarily due to an increase in the overall negotiated contract margins and a decrease in FFP contract losses over the prior year.

        The decrease in Non-Regulated Telecommunications segment cost of revenues in 2004 reflects the net impact of several different factors. One factor which caused segment cost of revenues to decrease in 2004 was Telcordia's redesign of its postretirement health and welfare benefits. The changes, as further described in Note 11 of the notes to consolidated financial statements, included the elimination of postretirement dental coverage. For financial reporting purposes, we recognized a non-cash gain before income taxes of $16 million, which is the result of the elimination of the accumulated postretirement dental benefit obligation of $9 million and the recognition of previously unrecognized dental actuarial gain and unrecognized dental prior service costs of $7 million. Another factor which decreased segment cost of revenues in 2004 was a reduction in warranty costs of $30 million that was primarily a result of improved warranty cost control. While these factors caused cost of revenues to decrease as a percentage of revenues, there are other factors that caused the cost of revenues as a percentage of revenues to increase in 2004. These primary factors were: Telcordia experiencing lower revenues; continued customer pricing pressure; higher pension and health and welfare costs for active and retired employees; a $5 million impairment charge related to leasehold improvements and equipment at an underutilized customer training facility; and a $10 million charge for shutting down a customer training facility and an office facility because of continued underutilization in 2004.

        Non-Regulated Other segment cost of revenues as a percentage of its revenues did not change significantly.

SG&A

        SG&A expenses are comprised of general and administrative, bid and proposal ("B&P") and independent research and development ("IR&D") expenses. The following table summarizes SG&A as a percentage of revenues:

	Year ended January 31
	2004	2003	2002
Consolidated SG&A as a percentage of consolidated revenues	8.8%	9.8%	12.7%
Segment SG&A:
Regulated as a percentage of its revenues	4.7%	5.2%	5.7%
Non-Regulated Telecommunications as a percentage of its revenues	29.8%	26.2%	30.1%
Non-Regulated Other as a percentage of its revenues	18.1%	16.3%	14.5%

        SG&A as a percentage of revenues in the Regulated segment decreased in 2004 and 2003 primarily because we have been able to largely maintain our existing administrative infrastructure to support the revenue growth. Included in SG&A for 2004 are organizational realignment costs, which are further discussed below in "Realignment and Restructuring Charges." The levels of B&P and IR&D activities and costs have not significantly fluctuated and have remained relatively consistent with the revenue growth.

        SG&A in the Non-Regulated Telecommunications segment increased as a percentage of revenues in 2004 primarily due to the decline in revenues. Absolute SG&A costs have remained relatively constant in 2004 compared to 2003. The decrease in 2003 was a result of the involuntary workforce reductions, restructuring and cost control efforts that began at Telcordia in 2002 in response to the downturn in the telecommunications industry.

        SG&A in the Non-Regulated Other segment increased as a percentage of revenues in 2004 primarily due to the overall decline in revenues while increasing marketing efforts in the face of the challenging economic environment that is affecting our current commercial customers.

Realignment and Restructuring Charges

        Included in cost of revenues and SG&A are costs related to realignment and restructuring activities. In January 2004, we undertook an organizational realignment to better align our operations with our major customers and key markets, and to create larger operating units. As a result, in 2004, we had involuntary workforce reductions of 260 employees and recorded total realignment charges of $8 million in SG&A, primarily in the Regulated segment. The related accrued liabilities will be paid by July 2004. The one-time termination benefits consisted of severance benefits, extension of medical benefits and outplacement services of $7 million and accelerated vesting stock compensation of $1 million.

        As in 2003 and 2002, our Telcordia subsidiary had involuntary workforce reductions in 2004. The workforce was reduced by 640 employees in 2004 compared to 686 in 2003 and 2,100 in 2002 to realign Telcordia's staffing levels with lower telecommunications revenues. In addition, Telcordia closed down a customer training facility and an office facility in 2004 due to continual underutilization in 2004. In conjunction with the workforce reduction in 2002, we also recognized a non-cash gain of $10 million for the curtailment of pension benefits, $8 million of which was reflected in cost of revenues with the remaining balance reflected in SG&A. There was no such gain in 2004 and 2003. The components of the Telcordia restructuring charge for the last three years are as follows:

	Year ended January 31
	2004	2003	2002
	(In millions)
Special termination pension benefits	$5	$13	$62
Severance, extension of medical and outplacement services	9	1	20
Facilities shutdown	10	1	3

	$24	$15	$85

        The changes in the accrued liabilities related to the realignment and reorganization activities as of January 31, 2004 are as follows:

	January 31
	2004	2003
	(In millions)
Beginning of the year	$1	$7
Additions	27	2
Payments	(7)	(8)

End of the year	$21	$1

        The Telcordia severance and related benefits will be paid within the next twelve months while the facilities shutdown accrual will be paid out over the lease terms through 2013. Until July 1, 2003, the special termination pension benefits were funded through Telcordia's pension assets and allocated to the participants' pension accounts as appropriate. These benefits are being paid from the pension trust as plan obligations. Commencing July 1, 2003, Telcordia discontinued using the pension assets to fund severance payments and started funding severance payments through cash flows from its operations. Telcordia has elected to resume funding potential severance payments as a special termination pension benefit from the pension plan as of April 1, 2004.

Segment Operating Income ("SOI")

        SOI, which is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is considered a non-GAAP financial measure. We use SOI as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less non-recurring gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, plus minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a more comprehensive view of our ongoing business operations and, therefore, is more useful in understanding our operating results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation ("VCC"). In accordance with SFAS No. 131, for 2004, 2003 and 2002, the reconciliation of consolidated SOI of $546 million, $507 million and $431 million, respectively, to consolidated operating income of $540 million, $499 million and $432 million, respectively, is shown in

Note 2 of the notes to consolidated financial statements. The following table summarizes changes in SOI on an absolute basis and as a percentage of segment revenues:

	Year ended January 31
	2004	2003	2002
	($ in millions)
Consolidated SOI	$546	$507	$431
Increase over prior year	8%	18%
As a percentage of consolidated revenues	8.1%	8.6%	7.5%
Regulated SOI	$457	$329	$259
Increase over prior year	39%	27%
As a percentage of its revenues	8.4%	7.5%	6.6%
Non-Regulated Telecommunications SOI	$163	$200	$189
(Decrease) increase over prior year	(19)%	6%
As a percentage of its revenues	18.3%	18.5%	13.2%
Non-Regulated Other SOI	$ 30	$ 35	$ 50
Decrease over prior year	(14)%	(30)%
As a percentage of its revenues	7.2%	7.8%	10.8%

        The 2004 and 2003 increase in Regulated SOI, on an absolute basis and as a percentage of its revenues, reflects higher revenues, increased overall negotiated contract margins, lower FFP contract losses and lower SG&A expenses.

        The 2004 decrease in Non-Regulated Telecommunications SOI, on an absolute basis and as a percentage of its revenues, is the net result of the following key factors previously discussed above in "Cost of revenues" and "SG&A:"

  Reducing SOI:

  •
  Lower revenues

  •
  Price reductions due to increased pressure from customers

  •
  Increase of $28 million in pension and health and welfare costs over 2003

  •
  Impairment of leasehold improvements of $5 million and facilities shutdown cost totaling $10 million related to an underutilized customer training facility and an office facility that was closed as of January 31, 2004

  Increasing SOI:

  •
  Non-cash gain of $16 million from the elimination of the accumulated postretirement dental benefit obligation and the recognition of previously unrecognized actuarial gain and unrecognized prior service costs related to the postretirement dental plan

  •
  Reduced warranty costs of $30 million

  •
  Other cost reduction initiatives

        The 2003 increase in Non-Regulated Telecommunications SOI, on an absolute basis and as a percentage of its revenues, was due to lower restructuring charges than the prior year and the improved operating performance as a result of cost reduction actions taken in the second half of the prior year and throughout 2003 to realign the cost structure with the decline in revenues.

        The decrease in our Non-Regulated Other SOI, on an absolute basis and as percentage of revenues, was primarily attributable to a decline in revenues without a proportional decrease in cost of revenues and SG&A expenses.

        As discussed in more detail in Note 2 of the notes to consolidated financial statements, our total reportable segment operating income includes a corporate line item that represents corporate expenses and certain revenue and expense items that are not allocated to the operating Business Units and that are excluded from the evaluation of the Business Units' operating performance. Corporate segment operating expenses were $104 million, $57 million and $67 million in 2004, 2003 and 2002, respectively. The majority of the increase in 2004 was due to a higher internal interest charge primarily related to our Non-Regulated Telecommunications segment, which earned a corresponding higher interest credit due to improved management of their capital resources, and due to higher unallocated accrued incentive compensation costs as a result of improved segment operating income in our Regulated segment. The decrease in 2003 was due to a decrease in certain revenue and expense items that were recorded in the corporate segment and excluded from the Business Units' operating performance, offset by higher internal interest charge primarily related to our Non-Regulated Telecommunications segment, which earned a corresponding higher interest credit.

Other Income Statement Items

Goodwill Impairment

        Goodwill is evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the goodwill, below its carrying value. During 2004, as a result of the loss of certain significant contracts and proposals related to a reporting unit, we determined that goodwill assigned to that reporting unit had become impaired. Accordingly, we recorded goodwill impairment charges of $7 million in 2004 compared to $13 million in 2003 and $3 million in 2002. The impairment charges represent the excess of the carrying amount of the reporting units' goodwill over the implied fair value of their goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit's assets and liabilities from its estimated fair value based on a discounted cash flow model using revenue and profit forecasts. We did not record any impairment charges on intangible assets in 2004 and 2003 because there were no circumstances or events that occurred which would have indicated a possible impairment.

Interest Income and Interest Expense

        During 2004, average interest rates and our average cash balances were relatively consistent with 2003, however, interest income increased in 2004 primarily as a result of interest received from a favorable audit settlement with the Internal Revenue Service for a refund of research tax credits. The decrease in interest income in 2003 was primarily attributable to lower average interest rates as our average cash balance in 2003 was higher than during 2002.

        Interest expense increased in 2004 as a result of recognizing a full year of interest on the $800 million debt that was issued in June 2002 and interest on the $300 million debt issuance in June 2003. Interest expense also reflects interest on our other outstanding public debt securities that were issued in 1998, a building mortgage, deferred compensation arrangements and other notes payable.

Net Gain (Loss) on Marketable Securities and Other Investments, Including Impairment Losses

        Gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities, as cost method investments or as equity method investments are recorded as "Net gain (loss) on marketable securities and other investments, including impairment losses" and are part of non-operating income or expense. Impairment losses on marketable equity securities and private equity investments resulting from declines in fair values that are deemed to be other-than-temporary are also recorded in this financial statement line item. Due to the non-routine nature of the transactions that are recorded in this financial statement line item, significant fluctuations from year to year are not unusual. In 2004, we recognized a net gain from these transactions compared to net losses in 2003 and 2002.

        The net gain on marketable securities and other investments, including impairment losses, in 2004 compared to a net loss in 2003 is primarily due to lower impairment losses on our marketable and private equity securities from declines in fair value that are deemed to be other-than-temporary in nature, and from lower losses on derivative instruments. We recorded impairment losses totaling $19 million in 2004 compared to $108 million in 2003 and $467 million in 2002. Of the total impairment losses in 2004, 2003 and 2002, $19 million, $87 million and $30 million, respectively, were impairments related to our private equity securities. In 2003 and 2002, total impairment losses also included impairments on our publicly traded equity securities of $21 million and $437 million, respectively. Taking into account these impairments in 2004, as of January 31, 2004, we hold $4 million of publicly-traded equity and debt securities and $101 million of private equity securities.

        During 2004, we recognized a net gain before income taxes of $25 million from the sale of certain investments, primarily from the sale of our investment in publicly-traded equity securities of Tellium, Inc., which resulted in a gain before income taxes of $17 million. In 2003, we recognized a net gain before income taxes of $22 million from the sale of certain investments. The largest component of the net gain in 2003 was the liquidation of all our remaining shares of VeriSign, Inc. ("VeriSign") and Amdocs Limited ("Amdocs") and related equity collars that resulted in a gain before income taxes of $14 million. In 2002, we recognized a net loss before income taxes of $39 million on the sale of certain marketable securities and other investments. The largest component of the net loss for 2002 was the sale of VeriSign shares that resulted in a loss before income taxes of $48 million, which was partially offset by a net gain before income taxes of $9 million from the sale of certain other investments.

        As more fully discussed in Note 8 of the notes to consolidated financial statements, we are currently exposed to interest rate risks, foreign currency risks and equity price risks which are inherent in the financial instruments arising from transactions entered into in the normal course of business. We will from time to time use derivative instruments to manage this risk. As a result of the liquidation in 2003 of all of our remaining VeriSign and Amdocs shares and the equity collars that hedged those shares, the remaining derivative instruments we currently hold have not had a material impact on our consolidated financial position or results of operations. As discussed in Note 19 of the notes to consolidated financial statements, in 2004, net loss from all our derivative instruments was not material compared to a net loss before income taxes of $48 million in 2003 and a net gain before income taxes of $29 million in 2002 when we held equity collars.

Provision For Income Taxes

        The provision for income taxes as a percentage of income before income taxes was 31.3% in 2004, 31.0% in 2003 and 28.5% in 2002. The tax rate in 2004 reflects lower charitable contributions of appreciated property than in 2003, a favorable federal audit settlement for 1997 to 2000 and a favorable federal audit settlement for 1988 to 1993 involving a claim for refund of research tax credits. The tax rate in 2003 was the result of charitable contributions of appreciated property and the favorable resolution of certain tax positions with state and federal tax authorities, as well as a lower effective state tax rate. The tax rate for 2005 could be impacted by proposed federal legislation that could eliminate or limit charitable contributions. Additionally, the federal tax credit for research activities is scheduled to expire on June 30, 2004 and may not be extended or could be reinstated after June 30, 2004 without retroactivity.

Liquidity and Capital Resources

Cash and Cash Flows

        Cash and cash equivalents and short-term investments in marketable securities totaled $2.4 billion at January 31, 2004 and $2.2 billion at January 31, 2003. Our primary sources of liquidity during 2004 were funds provided by operations, existing cash and cash equivalents and funds from the issuance of debt as further described below. We also have two revolving credit facilities ("credit facilities") totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows borrowings until July 2007 and (ii) a 364-day revolving credit facility of up to $250 million, which expires on July 28, 2004. Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During 2004 and 2003, we did not borrow under either of our credit facilities, however, the amount available for borrowings on our five-year revolving credit facility was reduced because during 2004, we entered into a foreign customer contract with bonding requirements, some of which have been met through the issuance of standby letters of credit under our five-year revolving credit facility in the approximate dollar equivalent of $113 million. We expect to utilize the five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150 million through August 2004, and any such utilization would further reduce the amount available for borrowing. As of January 31, 2004, the entire $250 million under our 364-day revolving credit facility was available and $387 million of the five-year revolving credit facility was available. Our credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require us to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA") of not more than 2.75 to 1.0. These covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of January 31, 2004, we were in compliance with all financial covenants under the credit facilities.

        In June 2003, we modified our prior plan for financing the $91 million purchase of land and buildings in McLean, Virginia, which we leased under two operating leases. Rather than use the five-year variable rate mortgage financing previously planned, on June 19, 2003, we issued fixed rate debt by completing a private offering of $300 million of senior unsecured notes ("5.5% notes"). The 5.5% notes are due on July 1, 2033 and pay interest at 5.5% on a semi-annual basis beginning January 1, 2004. In anticipation of this debt issuance, we entered into interest rate lock agreements on May 29, 2003 to lock in the effective borrowing rate on portions of the anticipated debt financing. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $5 million to settle the treasury lock contracts upon the debt issuance. This loss of $5 million before income taxes is being amortized to interest expense over the term of the related debt.

        The net proceeds from the private debt offering were $293 million, which was net of underwriters' commissions and reflected an interest discount on the notes. In August 2003, we used $91 million of the proceeds to acquire the land and buildings. The remainder of the proceeds will be used for general corporate purposes, including future acquisitions, expansion of our outsourcing business, stock repurchases and capital expenditures. In January 2004, we completed an exchange of substantially all the private notes for new notes registered with the SEC. These new registered notes are identical in all material respects to the terms of the notes issued on June 19, 2003.

        During 2004, we entered into swap agreements to manage our overall interest rate risk and cash flow related to our outstanding debt. In conjunction with our modified financing plan discussed above, on May 29, 2003, we also entered into additional interest rate swap agreements ("2003 swap agreements") to offset the effects of the swap agreements entered into in January 2002 ("2002 swap agreements"), as described in Note 8 of the notes to consolidated financial statements. As of May 29, 2003, the 2002 swap agreements were no longer designated in a cash flow hedging relationship and, therefore, all future changes in fair value are being recorded directly into income through August 2008. The cumulative loss of $14 million before income taxes on the 2002 swap agreements through May 29, 2003 is being amortized as additional interest expense over the five-year period from August 2003 through August 2008.

        Cash flows generated from operating activities were $508 million in 2004 compared to $549 million in 2003 and $574 million in 2002. Net cash provided by operating activities in 2004 consisted primarily of net income of $351 million increased for non-cash charges to income of $222 million and other activities of $26 million, offset by $91 million used in working capital. The increased investment in working capital in 2004 was a result of higher revenue growth and a reduction of $91 million in contract prepayments by certain of Telcordia's customers. We continue to place emphasis and management focus on contract billing and collection processes.

        We used cash of $477 million for investing activities in 2004, primarily to purchase the land and buildings in McLean, Virginia that had been leased and to acquire businesses, which is part of our overall growth strategy. In 2004, we also reduced the level of investments in private companies held by our subsidiary, VCC. In 2003, we generated net cash of $200 million from investing activities. This net cash was generated primarily from the liquidation of all our remaining shares in VeriSign and Amdocs and the related equity collars that resulted in $631 million of proceeds, from decreasing our capital expenditures, primarily at Telcordia, and from reducing our level of investments in private companies by VCC. In 2002, we generated net cash of $281 million from investing activities primarily from the sale of investments.

        Our net cash used for financing activities was $26 million, $104 million and $1 billion in 2004, 2003 and 2002, respectively. In 2004 and 2003, our primary sources of cash were the net proceeds from the debt offerings in June 2003 and June 2002, respectively. Our primary use of cash for financing activities continues to be for the repurchase of our common stock, as described below:

	Year ended January 31
	2004	2003	2002
	(In millions)
Repurchases of common stock:
Quarterly stock trades	$220	$482	$443
401(k) and retirement and profit sharing plans	74	188	338
Upon employee terminations	56	143	189
Other stock transactions	56	98	107

Total	$406	$911	$1,077

        In 2004, stock repurchases declined in all areas, most notably in the quarterly stock trades. Although we have no obligation to make such repurchases in the quarterly stock trades, we have repurchased the excess of the shares offered for sale above the number of shares sought to be purchased by authorized buyers in the 2004, 2003 and 2002 quarterly stock trades. The number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions. In 2002, we provided our plan participants with a limited window in which to exchange out of the non-exchangeable SAIC stock funds, resulting in increased repurchases from the plans. Repurchases of our shares reduce the amount of retained earnings in the stockholders' equity section of our consolidated balance sheet. If we continue to experience net share repurchases in quarterly trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings will be reduced and could result in an accumulated deficit within our stockholders' equity.

        There is no public market for our Class A common stock. As more fully described in the "Limited Market" discussion on page 23 of this Form 10-K, a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a "trade date." Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. All sales in the limited market are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 25 of this Form 10-K. If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell all such stock in that trade. Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date. There is no assurance that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

Contractual and Long-term Obligations

        The following table summarizes our contractual and other long-term obligations. For contractual obligations, we included payments that we have a binding legal obligation to make. We did not include deferred income tax liabilities of $49 million or other long-term liabilities of $248 million, which primarily relate to pension and postretirement benefit obligations and deferred compensation arrangements, because it is not entirely certain when those amounts will become due as they are dependent in part on certain events and circumstances.

		Payments Due by Fiscal Year
	Total	2005	2006-2007	2008-2009	2010 and After
	(In millions)
Contractual obligations:
Long-term debt(1)	$2,606	$123	$186	$249	$2,048
Lease obligations	233	95	96	29	13
Unconditional purchase obligations(2)	9	3	5	1
Other long-term obligations(3)	26	6	12	8

Total contractual obligations	$2,874	$227	$299	$287	$2,061

(1)
Includes interest payments on our outstanding debt of $77 million in 2005, $152 million in 2006-2007, $148 million in 2008-2009 and $944 million in 2010 and after.

(2)
Includes obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for products or services to be delivered under government contracts under which we have full recourse under normal contract termination clauses.

(3)
Includes estimated payments to settle the 2002 and 2003 swap agreements and contractually required payments to the foreign defined benefit pension plan.

Cash Flow Expectations for 2005

        Managing our cash flow continues to be a key area of focus. We expect our cash flows from operating activities to increase in 2005 and plan to continue our investing activities. We expect to make $74 million of capital expenditures, including $10 million for real estate transactions. We are also planning to increase our level of business acquisitions. We expect to spend cash resources for repurchases of shares in 2005 as we did in 2004. While we cannot predict how much we will spend for such repurchases, it is possible that in 2005 we will spend as much or more than we spent for repurchases in 2004. Based on our existing cash, cash equivalents, short-term investments in marketable securities, borrowing capacity and planned cash flows from operations, we expect to have sufficient funds in 2005 for our operations, capital expenditures, stock repurchases, business acquisitions and equity investments, and to meet our contractual obligations noted in the table above, including interest payments on our outstanding debt. We also believe the risk is low that we would not be able to meet our contractual obligations during 2005.

Commitments and Contingencies

        As discussed in Note 22 of the notes to consolidated financial statements, our Telcordia subsidiary initiated arbitration proceedings against Telkom South Africa as a result of a contract dispute. At January 31, 2004, we continue to pursue our dispute through the courts. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. We do not have any assets or liabilities recorded related to this contract and related legal proceedings as of January 31, 2004 and 2003.

        As discussed in Note 22 of the notes to consolidated financial statements, INTESA, a foreign joint venture we formed in 1997 with Venezuela's national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. On September 4, 2003, we filed a claim of approximately $10 million with the Overseas Protection Insurance Company, a U.S. Governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities ("OPIC"), on the basis that PDVSA and the Venezuelan government's conduct constituted the expropriation of our investment in INTESA without compensation. On February 24, 2004, OPIC made a finding that expropriation had occurred, but the value of our claim has not been finalized. Many issues relating to INTESA, including the amount we will recover on our OPIC claim and the proposal for INTESA to file bankruptcy, remain unresolved. Under the 1997 outsourcing services agreement between INTESA and PDVSA, we guaranteed INTESA's obligations. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50 million. Our maximum obligation under the guarantee is $20 million based on PDVSA's 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee. We do not have any assets or liabilities recorded related to this discontinued operation as of January 31, 2004 and 2003.

        In 2004, we were awarded a foreign customer contract that requires us to lease certain equipment under an operating lease from a subcontractor for ten years. The lease term commences as soon as the development and integration of the system under contract is completed and accepted by the customer in 2005. The terms of the customer contract and lease agreement provide that if the foreign customer defaults on its payments to us to cover the future lease payments, then we are not required to make the lease payments to the subcontractor. Accordingly, the maximum contingent lease liability of approximately $105 million at January 31, 2004 is not included in the contractual obligations table above and such amount has not been recorded in the consolidated financial statements.

        We have guaranteed debt of $13 million, representing 50% of certain credit facilities for our 50% owned joint venture, Data Systems and Solutions, LLC, which we account for using the equity method. Another of our investments, Danet Partnership GBR ("GBR"), a German partnership, has an internal equity market similar to our limited market where we provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control and all GBR investors in the event of a change of control to put their GBR shares to us in exchange for the current fair value of those shares. We may pay the put price in shares of SAIC common stock or cash. We do not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which we cannot determine with any certainty will occur. The maximum potential obligation, if we assume all the current GBR employees withdraw from GBR, would be $10 million as of January 31, 2004. If we were to incur the maximum obligation and purchase all the shares outstanding from the other investors, we would then own 100% of GBR.

        We have another guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our 30% ownership interest. Due to the nature of the guarantee, as of January 31, 2004, we are not able to project the maximum potential amount of future payments we could be required to make under the guarantee but, based on current conditions, we believe the likelihood of having to make any payment is remote. There currently is no liability recorded relating to this guarantee.

        In the normal conduct of our business, we, including our Telcordia subsidiary, seek to monetize our patent portfolio through licensing. We also have and will continue to defend our patent position when we believe our patents have been infringed and, we are involved in such litigation from time to time. We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Accounting Changes

        As discussed further in Note 7 of the notes to consolidated financial statements, effective February 1, 2002, we implemented SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization approach to an impairment-only approach. Upon adoption, we did not have a transitional goodwill impairment charge and, therefore, we did not have a cumulative effect of an accounting change.

        Effective at the beginning of 2002, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income, which is a component of stockholders' equity, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings and only the ineffective portion of changes in fair value ultimately impacts earnings. The adoption of SFAS No. 133 on February 1, 2001, resulted in a cumulative effect of an accounting change, net of tax, which increased net income by $1 million.

Recently Issued Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to FASB Interpretation No. 46 ("FIN 46R") "Consolidation of Variable Interest Entities," which was originally issued in January 2003. FIN 46R defines variable interest entities and establishes standards for determining under what circumstances variable interest entities should be consolidated by their primary beneficiary. The provisions of FIN 46R are effective immediately for all arrangements entered into after December 31, 2003. We have not entered into any arrangements we believe are variable interest entities since December 31, 2003. For those arrangements that existed prior to December 31, 2003, we are required to adopt the provisions of FIN 46R effective February 1, 2005. We are in the process of determining whether any of our unconsolidated joint ventures meet the definition of a variable interest entity and posses the characteristics for consolidation. Therefore, we have not yet determined the effect, if any, the adoption of FIN 46R will have on our consolidated financial position or results of operations.

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for our year ended January 31, 2004. This revised statement requires certain quarterly disclosures and additional annual disclosures about the plan assets, the benefits expected to be paid and the contributions expected to be made in future years. We have adopted SFAS No. 132 and provided the disclosures required in Note 11 of the notes to consolidated financial statements. Since SFAS No. 132 was related to disclosures only, adoption of the revised SFAS No. 132 did not have an effect on our consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for our quarter beginning August 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument as a liability or an asset under certain circumstances as defined in SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to certain market risks which are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily in the interest rate and foreign currency areas. The following information about our market sensitive financial instruments contains forward-looking statements.

        Interest Rate Risk—Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investments in marketable securities and long-term debt obligations.

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

        At January 31, 2004, our holdings of cash equivalents and managed portfolio investments were about $165 million higher than January 31, 2003. On an overall basis, interest rates remained constant during 2004. If rates decrease, the fair values of existing marketable securities bearing fixed interest rates would increase, while the cash flow from interest earned on existing variable rate instruments would decrease.

        As described in Note 13 of the notes to consolidated financial statements, in June 2003, we issued $300 million of 5.50% 30-year fixed rate debt which increased our interest rate exposure associated with long-term debt obligations. In anticipation of this debt issuance, we entered into treasury lock agreements to lock in the effective borrowing rate on portions of the anticipated debt issuance. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $5 million to settle the treasury lock contracts in 2004.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates. As described in Note 8 of the notes to consolidated financial statements, the 2003 swap agreements we entered into in May 2003 are expected to substantially offset interest rate exposures related to the 2002 swap agreements previously entered into in January 2002. As a result, on a combined basis, these swaps are no longer exposed to changing interest rates and we have excluded the swap agreements from the table below:

	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value January 31, 2004
	(In millions)
Assets
Cash equivalents	$1,058						$1,058	$1,058
Average interest rate(1)	1.05%
Investment in marketable securities
Fixed rate	$273	$302	$154	$28			$757	$757
Average interest rate	1.96%	2.18%	2.42%	2.97%
Variable rate	$387	$49	$72				$508	$508
Average interest rate	1.33%	1.24%	1.30%
Liabilities
Short-term and long-term debt
Variable interest rate(2)	$47	$10	$24			$4	$85	$85
Average interest rate	2.68%	1.99%	1.97%			3.24%
Fixed rate					$101	$1,100	$1,201	$1,285
Average interest rate					6.75%	6.24%

(1)
Includes $21 million denominated in British pounds

(2)
The 2005 amount includes $18 million denominated in Euros, $11 million denominated in Canadian dollars and $5 million denominated in British pounds

        Foreign Currency Risk—Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. As of January 31, 2004, we had 42 open forward foreign exchange contracts, none of which are significant in size. The currencies hedged as of January 31, 2004 are the British pound, the Canadian dollar, the Euro, the Swedish krona and the United States dollar. We do not use foreign currency derivative instruments for trading purposes.

        We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis. The fair values for foreign exchange forward contracts are estimated using spot rates in effect on January 31, 2004. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 2004 are the hypothetical gains and losses associated with foreign currency risk. As of January 31, 2004, holding all other variables constant, a 10% weakening of the U.S. dollar against each hedged currency would decrease the fair values of the forward foreign exchange contracts by approximately $1 million.

        Equity Price Risk—We are exposed to equity price risks on our strategic investments in publicly-traded equity securities, which are primarily in the high technology market. At January 31, 2004, the quoted fair value of our publicly-traded equity securities was $2 million and the associated risk of loss was not significant.

Item 8. Financial Statements and Supplementary Data

        See our Consolidated Financial Statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Thomas E. Darcy (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, Kenneth C. Dahlberg and Thomas E. Darcy concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

  (b)
  Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred in the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        For certain information required by Item 10 with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Form 10-K. For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, see the information set forth under the captions "Election of Directors," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2004 Proxy Statement, which information is incorporated by reference into this Form 10-K.

        We have adopted a code of business ethics that applies to our principal executive officer and our senior financial officers. A copy of our Code of Ethics for Principal Executive Officer and Senior Financial Officers is attached to this Form 10-K as Exhibit 14 and is also available on our web site at www.saic.com. We intend to post on our web site any material changes to or waivers from our code of business ethics, if any.

Item 11. Executive Compensation

        For information required by Item 11 with respect to executive compensation, see the information set forth under the caption "Executive and Directors' Compensation" in the 2004 Proxy Statement, which information (except for the information under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation") is incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Beneficial Ownership of the Company's Securities" in the 2004 Proxy Statement, which information is incorporated by reference into this Form 10-K.

        For information required by Item 12 with respect to our equity compensation plans, see the information set forth under the caption "Equity Compensation Plans" in the 2004 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 13. Certain Relationships and Related Transactions

        For information required by Item 13 with respect to certain relationships and related transactions, see the information set forth under the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 14. Principal Accounting Fees and Services

        For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption "Audit and Non-Audit Fees" in the 2004 Proxy Statement, which information is incorporated by reference into this Form 10-K.

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

  3.
  Exhibits

Exhibit Number	Description of Exhibit
3(a)	Restated Certificate of Incorporation of Registrant, as amended August 31, 1999. Incorporated by reference to Exhibit 3.1 to Registrant's Post-Effective Amendment No. 2 to Form 8-A as filed September 13, 1999 with the SEC.
3(b)	Bylaws of Registrant, as amended through February 2, 2004.
4(a)
Form of Indenture between Registrant and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Amendment No. 1 to Form S-3 Registration Statement No. 333-37117, filed on November 19, 1997.
4(b)
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
10(b)*
Registrant's Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 as filed with the SEC on April 17, 2001 (the "2001 10-K").
10(c)*	Registrant's Management Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(c) to the 2001 10-K.
10(d)*
Registrant's 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.
10(e)*	1995 Stock Option Plan, as amended through October 2, 1996. Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
10(f)*	Registrant's Keystaff Deferral Plan, as amended through March 31, 2003.
10(g)*	Registrant's Key Executive Stock Deferral Plan, as amended through March 31, 2003.
10(h)*	Form of Alumni Agreement. Incorporated by reference to Exhibit 4(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
10(i)*	Registrant's 1998 Stock Option Plan. Incorporated by reference to Annex I to Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders as filed May 28, 1998 with the SEC.

10(j)*	Registrant's 2001 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.
10(k)
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
10(l)
Amended and Restated Credit Agreement (Multi-Year Facility) dated as of April 28, 2003, with JP Morgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint bookrunners and co-lead arrangers and certain other financial institutions. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed on June 13, 2003 with the SEC.
10(m)
Amendment to Credit Agreement (364-Day Facility) dated July 30, 2003, with JPMorgan Chase Bank as administrative agent, Citicorp USA, Inc. as syndication agent, Morgan Stanley Bank, Wachovia Bank, N.A. and The Royal Bank of Scotland plc, as co-documentation agents and certain other financial institutions. Incorporated by referenced to Exhibit 10(j) to Registrant's Post-Effective Amendment to Form S-4 as filed August 27, 2003 with the SEC.
10(n)*
Employment Agreement dated October 3, 2003, between Kenneth C. Dahlberg and the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.
10(o)*
Stock Offer Letter dated October 3, 2003, to Kenneth C. Dahlberg from the Registrant. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.
10(p)*	Employment Agreement effective April 26, 2002, between Carl M. Albero and the Registrant.
10(q)*	Employment Letter Agreement dated June 13, 2002, between Matthew J. Desch and the Registrant.
10(r)	Stock Offer Letter dated June 13, 2002, to Matthew J. Desch from the Registrant.
10(s)*	Employment Letter Agreement dated June 19, 2002, between Randy I. Walker and the Registrant.
10(t)	Stock Offer Letter dated June 21, 2002, to Randy I. Walker from the Registrant.
14	Registrant's Code of Ethics for Principal Executive Officer and Senior Financial Officers.
21	Subsidiaries of Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Houlihan Lokey Howard & Zukin Financial Advisors, Inc.
31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Executive Compensation Plans and Arrangements

(b)
Reports on Form 8-K in the fourth quarter of the fiscal year ended January 31, 2004:

        A Report on Form 8-K was filed on January 12, 2004. Disclosure was made under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

        A report on Form 8-K was filed on December 15, 2003. Disclosure was made under Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

        A report on Form 8-K was filed on December 4, 2003. Disclosure was made under Item 5, Other Events and Regulation FD Disclosure.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION (Registrant)
	By	/s/ K. C. DAHLBERG K. C. Dahlberg Chief Executive Officer and President
Dated: April 16, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. R. BEYSTER J. R. Beyster	Chairman of the Board	April 16, 2004
/s/ K. C. DAHLBERG K. C. Dahlberg	Principal Executive Officer and Director	April 16, 2004
/s/ T. E. DARCY T. E. Darcy	Principal Financial Officer	April 16, 2004
/s/ P. N. PAVLICS P. N. Pavlics	Principal Accounting Officer	April 16, 2004
/s/ D. P. ANDREWS D. P. Andrews	Director	April 16, 2004
/s/ W. H. DEMISCH W. H. Demisch	Director	April 16, 2004
/s/ M. J. DESCH M. J. Desch	Director	April 16, 2004

/s/ W. A. DOWNING W. A. Downing	Director	April 16, 2004
/s/ J. A. DRUMMOND J. A. Drummond	Director	April 16, 2004
/s/ D. H. FOLEY D. H. Foley	Director	April 16, 2004
/s/ J. E. GLANCY J. E. Glancy	Director	April 16, 2004
/s/ A. K. JONES A. K. Jones	Director	April 16, 2004
/s/ H. M. J. KRAEMER, JR. H. M. J. Kraemer, Jr.	Director	April 16, 2004
/s/ C. B. MALONE C. B. Malone	Director	April 16, 2004
/s/ S. D. ROCKWOOD S. D. Rockwood	Director	April 16, 2004
/s/ E. J. SANDERSON, JR. E. J. Sanderson, Jr.	Director	April 16, 2004
/s/ R. SNYDERMAN R. Snyderman	Director	April 16, 2004
/s/ M. E. TROUT M. E. Trout	Director	April 16, 2004

/s/ R. I. WALKER R. I. Walker	Director	April 16, 2004
/s/ J. P. WALKUSH J. P. Walkush	Director	April 16, 2004
/s/ J. H. WARNER, JR. J. H. Warner, Jr.	Director	April 16, 2004
/s/ A. T. YOUNG A. T. Young	Director	April 16, 2004

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Science Applications International Corporation:

        We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and its subsidiaries (the "Company") as of January 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142. Effective February 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities to conform with Statement of Financial Accounting Standards No. 133, as amended.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
March 31, 2004

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31
	2004	2003	2002
	(In millions, except per share amounts)
Revenues	$6,720	$5,903	$5,771
Costs and expenses:
Cost of revenues	5,584	4,815	4,611
Selling, general and administrative expenses	589	581	735
Goodwill impairment	7	13	3
Gain on sale of business units, net		(5)	(10)

Operating income	540	499	432

Non-operating income (expense):
Net gain (loss) on marketable securities and other investments, including impairment losses	6	(134)	(456)
Interest income	49	37	50
Interest expense	(80)	(45)	(14)
Other income, net	5	7	8
Minority interest in income of consolidated subsidiaries	(10)	(7)	(5)

Income from continuing operations before income taxes	510	357	15
Provision for income taxes	159	111	4

Income from continuing operations	351	246	11
Discontinued operations (Note 21):
Gain from discontinued operations of INTESA joint venture, net of income tax expense of $5 million in 2002			7

Income before cumulative effect of accounting change	351	246	18
Cumulative effect of accounting change, net of tax (Note 1)			1

Net income	$351	$246	$19

Earnings per share:
Basic:
Income from continuing operations	$1.90	$1.26	$.05
Discontinued operations, net of tax			.03
Cumulative effect of accounting change, net of tax			.01

	$1.90	$1.26	$.09

Diluted:
Income from continuing operations	$1.86	$1.21	$.05
Discontinued operations, net of tax			.03

Before and after cumulative effect of accounting change	$1.86	$1.21	$.08

Common equivalent shares:
Basic	185	196	215

Diluted	189	203	228

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31
	2004	2003
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,100	$1,095
Investments in marketable securities	1,265	1,093
Receivables, net	1,367	1,128
Prepaid expenses and other current assets	162	98
Deferred income taxes	34	90

Total current assets	3,928	3,504
Property, plant and equipment	472	406
Intangible assets	60	28
Goodwill	347	137
Prepaid pension assets	556	558
Other assets	130	171

	$5,493	$4,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,013	$939
Accrued payroll and employee benefits	457	382
Income taxes payable	193	214
Notes payable and current portion of long-term debt	50	17

Total current liabilities	1,713	1,552
Long-term debt, net of current portion	1,232	897
Deferred income taxes	49	47
Other long-term liabilities	271	269
Commitments and contingencies (Note 22)
Minority interest in consolidated subsidiaries	38	32
Stockholders' equity:
Common stock (Note 1)	2	2
Additional paid-in capital	1,962	1,691
Retained earnings	348	401
Other stockholders' equity	(92)	(73)
Accumulated other comprehensive loss	(30)	(14)

Total stockholders' equity	2,190	2,007

	$5,493	$4,804

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Common Stock				Other stock- holders' equity	Accumulated other comprehensive income(loss)
			Additional paid-in capital	Retained earnings			Comprehensive income
	Shares	Amount
	(In millions)
Balance at February 1, 2001	226	$2	$1,394	$1,918	$(42)	$72
Net income				19			$19
Other comprehensive loss						(1)	(1)
Issuances of common stock	16		193
Repurchases of common stock	(37)		(172)	(981)
Income tax benefit from employee stock transactions			121
Stock compensation			2
Unearned stock compensation, net of amortization					(15)
Issuance of subsidiary stock			13
Net payments on notes receivable for sales of common stock					1

Balance at January 31, 2002	205	2	1,551	956	(56)	71	$18

Net income				246			$246
Other comprehensive loss						(85)	(85)
Issuances of common stock	16		237
Repurchases of common stock	(34)		(205)	(801)
Income tax benefit from employee stock transactions			108
Unearned stock compensation, net of amortization					(17)

Balance at January 31, 2003	187	2	1,691	401	(73)	(14)	$161

Net income				351			$351
Other comprehensive loss						(16)	(16)
Issuances of common stock	15		322
Repurchases of common stock	(16)		(108)	(404)
Income tax benefit from employee stock transactions			56
Stock compensation			1
Unearned stock compensation, net of amortization					(19)

Balance at January 31, 2004	186	$2	$1,962	$348	$(92)	$(30)	$335

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31
	2004	2003	2002
	(In millions)
Cash flows from operating activities:
Net income	$351	$246	$19
Income from discontinued operations, net of tax			(7)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	81	96	132
Non-cash compensation	112	93	72
Non-cash restructuring charge	5	13	62
Other postretirement benefit and pension curtailment gain	(16)		(10)
Impairment losses on marketable securities	19	108	467
Impairment loss on property, plant and equipment	5
Loss (gain) on derivative instruments		48	(29)
Goodwill impairment	7	13	3
Other non-cash items	9	8	(1)
(Gain) loss on sale of marketable securities and other investments	(25)	(22)	18
(Decrease) increase in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(164)	28	141
Prepaid expenses and other current assets	(52)	(14)	3
Deferred income taxes	67	(192)	(256)
Other assets	20	1	(58)
Accounts payable and accrued liabilities	38	(6)	(119)
Accrued payroll and employee benefits	53	22	(20)
Income taxes payable	34	111	158
Other long-term liabilities	(36)	(4)	(1)

	508	549	574

Cash flows from investing activities:
Expenditures for property, plant and equipment	(131)	(43)	(89)
Acquisitions of business units, net of cash acquired	(194)	(9)	(15)
Purchases of debt and equity securities available-for-sale	(175)	(720)	(32)
Proceeds from sale of investments in marketable securities and other investments	32	985	465
Investments in affiliates	(9)	(13)	(65)
Other			17

	(477)	200	281

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	351	794	1
Payments on settlement of treasury lock contracts	(5)	(8)
Payments on notes payable, long-term debt and capital lease obligations	(3)	(2)	(2)
Net proceeds from subsidiary issuance of stock			16
Dividends paid to minority interest stockholders	(3)	(3)	(2)
Sales of common stock	40	26	35
Repurchases of common stock	(406)	(911)	(1,077)

	(26)	(104)	(1,029)

Increase (decrease) in cash and cash equivalents from continuing operations	5	645	(174)
Cash from discontinued operations		5	5
Cash and cash equivalents at beginning of year	1,095	445	614

Cash and cash equivalents at end of year	$1,100	$1,095	$445

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$106	$95	$76

Capital lease obligations for property and equipment	$9	$1

Fair value of assets acquired in acquisitions	$346	$23	$20
Cash paid in acquisitions	(194)	(9)	(15)
Issuance of common stock in acquisitions and other consideration of $2 million in 2004	(49)	(6)

Liabilities assumed in acquisitions	$103	$8	$5

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Consolidation

        The consolidated financial statements include the accounts of Science Applications International Corporation and all majority-owned and wholly-owned U.S. and international subsidiaries (collectively referred to as "the Company"). Unless otherwise noted, references to the years are for fiscal years ended January 31, not calendar years. All significant intercompany transactions and accounts have been eliminated in consolidation. Outside investors' interests in the majority-owned subsidiaries are reflected as minority interest.

        Certain majority-owned and wholly-owned subsidiaries have fiscal years ended December 31. The financial position and results of operations of these subsidiaries are included in the Company's consolidated financial statements for the years ended January 31. There were no material intervening events for these subsidiaries from December 31 through January 31 and for each of the years presented that would materially affect the consolidated financial position or results of operations. The operations of the Company's joint venture, Informática, Negocios y Tecnología, S.A. ("INTESA") were classified as discontinued operations in the consolidated balance sheets, statements of income and cash flows and the notes to consolidated financial statements. The consolidated financial statements for 2002 have been reclassified to conform to the 2003 presentation of INTESA as discontinued operations (Note 21).

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

Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties and is determined based on quoted market prices, if available, or management's best estimate. It is management's belief that the carrying amounts shown for the Company's financial instruments, which include cash and cash equivalents, short-term investments in marketable securities, long-term receivables, long-term investments in marketable securities and long term investments in private equity securities, are reasonable estimates of their related fair values. The carrying amount of cash and cash equivalents and short-term investments in marketable securities approximates fair value because of the short maturity of those instruments. The fair value of short-term and long-term investments in marketable securities is based upon quoted market prices. The fair value of long-term receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of customers and other third parties. The fair value of long term investments in private equity securities is estimated using various valuation techniques and factors, such as discounted cash flow models, market prices of comparable companies and recent capital transactions of portfolio companies. The fair value of long-term debt (Note 13) is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

Revenue Recognition

        The Company's revenues result primarily from contracts with commercial customers, the U.S. Government, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of cost plus fees, or target cost and fee with risk sharing, and others which are fixed-price or time-and-materials type contracts. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion ("cost-to-cost method"). The Company also uses efforts-expended methods of percentage of completion (using measures such as labor dollars) for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. The efforts-expended method is utilized when there are significant amounts of materials or hardware on a contract for which procurement of materials does not represent significant progress on the contract. Additionally, the Company utilizes the units-of-delivery method under percentage-of-completion on contracts where separate units of output are produced. Under the units-of-delivery method, revenue is recognized when the units are delivered to the customer, providing that all other requirements for revenue recognition have been met. On contracts that provide for incentive or award fees, the Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimated contract revenues for purposes of applying the percentage-of-completion method of accounting.

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

        The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. Government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 2002. Contract revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Cash and Cash Equivalents

        Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents at January 31, 2004 and 2003 include $1 billion invested in commercial paper and institutional money market funds.

Investments in Marketable and Private Equity Securities

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

        At each balance sheet date, management assesses whether an impairment loss on its marketable and private equity securities has occurred due to declines in fair value and other market conditions. If management determines that a decline in the fair value has occurred and is deemed to be other-than-temporary in nature, an impairment loss is recognized to reduce the marketable security to its estimated fair value (Note 19).

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

Property, Plant and Equipment

        Depreciation and amortization of buildings and related improvements are provided using the straight-line method over estimated useful lives of ten to forty years and the shorter of the lease term or ten years, respectively. Depreciation of equipment is provided using the straight-line method or the declining-balance method over their estimated useful lives of three to ten years.

        Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

        The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flows. When the carrying amount of the asset exceeds the estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset's carrying amount to its estimated fair value based on the present value of the estimated future cash flows. During 2004, the Company's Telcordia subsidiary recognized an impairment loss of $5 million, primarily related to leasehold improvements and equipment at an under-utilized training facility for telecommunications customers. The impairment loss is reflected in cost of revenues and in the Non-Regulated Telecommunications segment.

Goodwill and Intangible Assets

        Goodwill, which represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed, is assessed for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets" (Note 7). Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to fifteen years and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Warranty Obligations

        The majority of the Company's warranty costs are incurred in connection with warranty provisions included in Telcordia's software development contracts. The Company generally offers a twelve-month warranty for software defects. The liability is estimated based primarily on prior claims experience and current software license revenue subject to warranty obligations. The obligation is accrued as development contracts are performed. The Company assesses the adequacy of the reserve on a periodic basis to determine if any adjustments are necessary due to changes in actual spending by product or other factors. During 2004, Telcordia experienced lower actual warranty costs primarily due to improved cost controls resulting in a $13 million reduction in accrued warranty obligations and cost of revenues, which is reflected in total adjustments of $14 million. The changes in accrued warranty obligations are as follows:

	January 31
	2004	2003
	(In millions)
Beginning of the year	$49	$60
New warranties	21	30
Adjustments	(14)	9
Payments	(25)	(50)

End of the year	$31	$49

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

Stock-Based Compensation

        The Company has a number of stock-based employee compensation plans, including stock options, stock purchase and restricted stock plans, which are described in Note 10. The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no compensation expense is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant, and no compensation expense is recognized for the employee stock purchase plan. The Company accounts for stock options granted to non-employees using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the employee stock options and employee stock purchase plan:

	Year ended January 31
	2004	2003	2002
	(In millions, except per share amounts)
Net income, as reported	$351	$246	$19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(36)	(39)	(37)

Pro forma net income (loss)	$315	$207	$(18)

Earnings (loss) per share:
Basic—as reported	$1.90	$1.26	$.09

Basic—pro forma	$1.70	$1.06	$(.08)

Diluted—as reported	$1.86	$1.21	$.08

Diluted—pro forma	$1.67	$1.02	$(.08)

        The pro forma compensation costs were determined using weighted-average per share fair values of options granted in 2004, 2003 and 2002 of $4.12, $6.61 and $6.31, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004, 2003 and 2002: no dividend yield, no volatility, risk-free interest rates ranging from 2.5% to 5.1% and expected lives of five years.

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

Common Stock and Earnings Per Share

        The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05. As of January 31, 2004, 181,221,000 shares of Class A common stock and 226,000 shares of Class B common stock were issued and outstanding. Each share of Class B common stock is convertible into 20 shares of Class A common stock. Class A and Class B common stock are collectively referred to as common stock in the Consolidated Financial Statements and Notes to Consolidated Financial Statements and are shown assuming that the Class B was converted into Class A common stock.

        Although there has never been a general public market for the Company's common stock, the Company has maintained a limited market through its wholly-owned broker-dealer subsidiary, Bull, Inc. Quarterly determinations of the price of the common stock are made by the Board of Directors pursuant to a valuation process that includes valuation input from an independent appraiser and a stock price formula. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A common stock within a broad range of financial criteria. The Board of Directors reserves the right to alter the formula and valuation process.

        Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares of common stock outstanding is increased to include the effect of dilutive common stock equivalents, which is comprised of stock options and other stock awards granted to employees under stock-based compensation plans that were outstanding during the period.

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

        Concentrations of credit risk with respect to receivables have been limited because the Company's principal customers are the various agencies of the U.S. Government and commercial customers engaged in work for the U.S. Government. Due to continuing economic challenges in the telecommunications market, the Company has concentration of credit risk on certain receivables from the regional Bell operating companies ("RBOCs") and other telecommunications customers.

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

Accumulated Other Comprehensive Loss and Other Comprehensive Loss

        The Company's accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains or losses on the Company's available-for-sale marketable securities, unrealized gains and losses on derivative instruments and minimum pension liability adjustments as follows:

	January 31
	2004	2003
	(In millions)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(2)	$(3)
Unrealized net gain on marketable securities	2	9
Unrealized net loss on derivative instruments	(16)	(10)
Minimum pension liability adjustments	(14)	(10)

	$(30)	$(14)

        As of January 31, 2004, approximately $2 million of the unrealized net loss on derivative instruments is expected to be reclassified into income within the next twelve months.

        Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax and are as follows:

	Year ended January 31
	2004	2003	2002
	(In millions)
Other comprehensive loss:
Foreign currency translation adjustments	$2	$7	$(1)
Deferred taxes	(1)	(3)

Net foreign currency translation adjustments	1	4	(1)

Unrealized gain (loss) on marketable securities	7	(431)	(687)
Reclassification of net realized (gain) loss	(19)	324	686
Deferred taxes	5	39

Net unrealized loss on marketable securities	(7)	(68)	(1)

Unrealized (loss) gain on derivative instruments	(12)	(18)	2
Reclassification of net realized gain (loss) on derivative instruments	2		(1)
Deferred taxes	4	7

Net unrealized (loss) gain on derivatives	(6)	(11)	1
Minimum pension liability adjustments, net of tax	(4)	(10)

Other comprehensive loss	$(16)	$(85)	$(1)

Recently Issued Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to FASB Interpretation No. 46 ("FIN 46R") "Consolidation of Variable Interest Entities," which was originally issued in January 2003. FIN 46R defines variable interest entities and establishes standards for determining under what circumstances variable interest entities should be consolidated by their primary beneficiary. The provisions of FIN 46R are effective immediately for all arrangements entered into after December 31, 2003. The Company has not entered into any arrangements it believes are variable interest entities since December 31, 2003. For those arrangements that existed prior to December 31, 2003, the Company is required to adopt the provisions of FIN 46R effective February 1, 2005. The Company is in the process of determining whether any of its unconsolidated joint ventures meet the definition of a variable interest entity and possess the characteristics for consolidation. Therefore, the Company has not yet determined the effect, if any, the adoption of FIN 46R will have on its consolidated financial position or results of operations.

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for the Company's year ended January 31, 2004. This revised statement requires certain quarterly disclosures and additional annual disclosures about plan assets, the benefits expected to be paid and the contributions expected to be made in future years. The Company has adopted SFAS No. 132 and provided the required disclosures in Note 11. SFAS No. 132 was related to disclosures only, consequently, adoption of the revised SFAS No. 132 did not have an effect on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company's quarter beginning August 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument as a liability or an asset under certain circumstances as defined in SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.

Gains on Issuance of Stock by Subsidiary

        Gains on issuances of shares of stock by a subsidiary are reflected as equity transactions and recorded directly to additional paid-in capital.

Reclassifications

        Certain amounts from previous years have been reclassified in the accompanying consolidated financial statements to conform to the 2004 presentation.

Accounting Change

        Effective February 1, 2002, the Company adopted SFAS No. 142, which changed the accounting for goodwill from an amortization approach to an impairment-only approach. Upon adoption, the Company did not have a transitional goodwill impairment charge and, therefore, the Company did not have a cumulative effect of an accounting change.

        Effective February 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings. The adoption of SFAS No. 133 on February 1, 2001, resulted in a cumulative effect of an accounting change in 2002, net of tax, which increased net income by $1 million.

Note 2—Business Segment Information:

        The Company provides diversified professional and technical services involving the application of scientific, engineering and management expertise to solve complex technical problems for a broad range of government and commercial customers in the U.S. and abroad and is also a provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. These services frequently involve computer and systems technology. The Company also designs and develops high-technology products. These products include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging and security instruments. Product revenues represented 2%, 2% and 1% of consolidated revenues in 2004, 2003 and 2002, respectively.

        The Company defines its reporting segments using the management approach, which is based on the way the chief operating decision maker ("CODM") manages the operations within the Company for allocation of resources, decision making and performance assessment.

        Using the management approach, the Company has three reportable segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other. The Company's operating business units ("BU"), on which performance is assessed, are aggregated into the Regulated, Non-Regulated Telecommunications or Non-Regulated Other segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the BUs' services.

        BUs in the Regulated segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Regulated segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. BUs in the Non-Regulated Telecommunications and the Non-Regulated Other segments provide technical services and products primarily to customers in commercial markets. Generally, operations in the Non-Regulated Telecommunications and Non-Regulated Other segments are not subject to specific regulatory accounting or contracting guidelines. For 2004, 2003 and 2002, the Company's Telcordia subsidiary made up the Non-Regulated Telecommunications segment.

        The accounting policies of the reportable segments are the same as those described in Note 1, except that the internal measure of operating income before income taxes ("segment operating income") excludes losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and includes equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. Certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Government Cost Accounting Standards. Corporate expense variances to these allocations and an internal interest charge or credit ("Cost of Capital") are retained in the corporate line item. In certain circumstances, for management purposes as determined by the CODM, certain revenue and expense items are excluded from the evaluation of a BU's operating performance. Those revenue and expense items excluded from the BU's performance reporting are reflected in the corporate line item. Elimination of intersegment revenues is also reflected in the corporate line item. Sales between segments were $29 million, $37 million and $47 million in 2004, 2003 and 2002, respectively, and were recorded at cost. Asset information by segment is not a key measure of performance. However, the Company does use asset information to calculate an internal interest charge or credit and allocates this Cost of Capital to the BUs, which is included in segment operating income. The Company also monitors capital expenditures by BUs. Interest expense, as reported in the consolidated financial statements, is primarily recorded at the corporate level.

        The Company formed SAIC Venture Capital Corporation and Telcordia Venture Capital Corporation to manage its investments in publicly traded and private technology companies. The Company may also spin off technologies that are considered non-strategic but may bring future value from an investment perspective. These activities are of an investment nature and are not reported to the CODM as part of the core operating segments of the Company and, therefore are shown as "Investment activities" in the reconciliation of segment financial information to the accompanying consolidated financial statements.

        As discussed in Note 21, prior year segment information has been conformed to the 2003 presentation of INTESA as discontinued operations. Therefore, 2002 segment information no longer reflects operating results of INTESA.

        The following table summarizes segment information:

	Year ended January 31
	2004	2003	2002
	(In millions)
Revenues:
Regulated	$5,426	$4,382	$3,920
Non-Regulated Telecommunications	892	1,084	1,436
Non-Regulated Other	419	449	461
Corporate	(17)	(12)	(46)

Total reportable segment revenues	$6,720	$5,903	$5,771

Segment operating income (loss):
Regulated	$457	$329	$259
Non-Regulated Telecommunications	163	200	189
Non-Regulated Other	30	35	50
Corporate	(104)	(57)	(67)

Total reportable segment operating income	$546	$507	$431

Capital expenditures:
Regulated	$18	$16	$30
Non-Regulated Telecommunications	16	14	50
Non-Regulated Other	2	4	7
Corporate	95	9	2

Total reportable segment and consolidated capital expenditures	$131	$43	$89

        The following table is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Year ended January 31
	2004	2003	2002
	(In millions)
Depreciation and amortization:
Regulated	$25	$21	$37
Non-Regulated Telecommunications	44	65	82
Non-Regulated Other	4	4	7
Corporate	8	6	6

Total reportable segment and consolidated depreciation and amortization	$81	$96	$132

        The following table reconciles total reportable segment operating income to the Company's consolidated operating income:

	Year ended January 31
	2004	2003	2002
	(In millions)
Total reportable segment operating income	$546	$507	$431
Investment activities	(4)	(5)	(8)
Loss on impaired goodwill	(7)	(13)	(3)
Net gain on sale of business units		5	10
Equity in income of unconsolidated affiliates	(5)	(2)	(3)
Minority interest in income of consolidated subsidiaries	10	7	5

Total consolidated operating income	$540	$499	$432

        The following tables summarize revenues and long-lived assets, which includes property, plant and equipment, intangible assets, goodwill, long-term investments in marketable securities, prepaid pension assets and other assets, by geographic location of the entity that is performing the services:

	Year ended January 31
	2004	2003	2002
	(In millions)
Revenues:
United States	$6,565	$5,739	$5,594
United Kingdom	142	150	155
Other international	13	14	22

Total consolidated revenues	$6,720	$5,903	$5,771

	January 31
	2004	2003
	(In millions)
Long-lived assets:
United States	$1,523	$1,278
United Kingdom	19	10
Other international	23	12

Total consolidated long-lived assets	$1,565	$1,300

        During 2004, 2003 and 2002, approximately 74%, 69% and 61%, respectively, of the Company's consolidated revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Regulated segment revenues. Revenues from the U.S. Army represent 12% and 11% of consolidated revenues in 2004 and 2003, respectively, while revenues from the U.S. Navy represent 11% and 10% of consolidated revenues in 2004 and 2003, respectively. No other customer or single contract accounted for revenues greater than 10% of the Company's consolidated revenues in 2004, 2003 and 2002.

Note 3—Composition of Certain Financial Statement Captions:

	January 31
	2004	2003
	(In millions)
Prepaid expenses and other current assets:
Prepaid expenses	$78	$43
Inventories	33	19
Income taxes receivable	20	1
Other	31	35

	$162	$98

Property, plant and equipment at cost:
Computers and other equipment	$429	$392
Buildings and improvements	336	252
Leasehold improvements	66	131
Office furniture and fixtures	55	55
Land	78	68

	964	898
Less accumulated depreciation and amortization	492	492

	$472	$406

Other assets:
Investments in affiliates (Note 6)	$101	$108
Other	29	63

	$130	$171

Accounts payable and accrued liabilities:
Accounts payable	$247	$192
Other accrued liabilities	457	338
Deferred revenue	207	308
Collections in excess of revenues on uncompleted contracts	102	101

	$1,013	$939

Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees' compensation	$259	$210
Accrued vacation	159	134
Accrued contributions to employee benefit plans	39	38

	$457	$382

Other long-term liabilities:
Other postretirement benefits	$145	$163
Accrued pension liabilities	29	28
Deferred compensation	44	40
Other	53	38

	$271	$269

Note 4—Short-term and Long-term Investments in Marketable Securities:

        The aggregate cost basis and market value of short-term and long-term available-for-sale investments by major security type are as follows:

	January 31, 2004		January 31, 2003
	Cost basis	Market Value	Cost basis	Market value
	(In millions)
U.S. Government and agency securities	$296	$297	$199	$201
Corporate obligations	340	341	267	269
Equity securities	1	2	6	16
Municipal debt	253	253	219	219
Asset-backed and mortgage-backed securities	256	256	212	213
Other	120	120	195	195

	$1,266	$1,269	$1,098	$1,113

        At January 31, 2004, aggregate gross unrealized losses were $1 million and gross unrealized gains were $4 million. At January 31, 2003, aggregate gross unrealized losses were $1 million and gross unrealized gains were $16 million, of which $11 million was attributable to equity securities. No other investment category had significant gross unrealized gains. Substantially all of the unrealized losses at January 31, 2004 have been in a loss position for less than twelve months.

        At January 31, 2004, $660 million of investments in debt securities have maturities of one year or less, and $605 million of investments in debt securities have maturities of two to five years. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity date and as a result of features of the securities that enable either the Company, the issuer, or both to redeem these securities in part or in full at an earlier date.

        Gross realized gains and losses from sales of marketable securities are included in "Net gain (loss) on marketable securities and other investments, including impairment losses" (Note 19), and are as follows:

	Year ended January 31
	2004	2003	2002
	(In millions)
Gross realized gains on sale of marketable securities	$22	$27	$11
Gross realized losses on sale of marketable securities	(2)	(11)	(52)
Gain on sale of other investments	5	6	2

	$25	$22	$(39)

Note 5—Receivables, Net:

        Receivables consist of the following:

	January 31
	2004	2003
	(In millions)
Receivables less allowance for doubtful accounts of $10 million and $28 million at January 31, 2004 and 2003, respectively:
Billed	$957	$832
Unbilled	392	272
Contract retentions	18	24

	$1,367	$1,128

        Provision expense for allowance for doubtful accounts was $5 million, $3 million and $19 million in 2004, 2003, and 2002, respectively. Unbilled receivables at January 31, 2004 and 2003 include $46 million and $50 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the year. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company's control. Based on the Company's historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note 6—Acquisitions and Investments in Affiliates:

        At January 31, 2004, the Company has seven equity investments, accounted for under the equity method as described in Note 1, with the Company's ownership ranging from 30% to 50%. The carrying value of the Company's equity method investments was $28 million and $25 million at January 31, 2004 and 2003, respectively, which includes the excess of the Company's equity investments over its equity in the underlying net assets of $4 million and $3 million, respectively. The Company also has cost method investments of $73 million and $83 million at January 31, 2004 and 2003, respectively.

        The Company completed acquisitions of certain business assets and companies in 2004, 2003 and 2002, which individually were not considered significant business combinations in the year acquired. In some cases, the Company acquired all the issued and outstanding common stock of certain companies while in other cases, the Company acquired certain specific assets and liabilities. All of these acquisitions have been accounted for under the purchase method of accounting and the operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The aggregate excess of the purchase price over the fair value of tangible assets acquired has been allocated to other identifiable intangible assets and goodwill.

        In 2004, the Company completed eleven acquisitions for an aggregate purchase price of approximately $280 million, which consisted of approximately $194 million in cash (net of cash received), approximately 1 million shares of the Company's common stock which had a fair value of approximately $47 million on the dates of issuance, other consideration of $2 million and future acquisition payments of $37 million. The amount of purchase price assigned to identifiable intangible assets and goodwill was $43 million and $215 million, respectively. Additional potential contingent payments related to these acquisitions were approximately $11 million, payable through 2006, of which $7 million will be treated as incremental purchase price. These acquisitions have been recorded based on preliminary financial information. Other than potential contingent payments, the Company does not anticipate a material change to the aggregate purchase price or assets acquired and liabilities assumed. These acquisitions in the aggregate are not considered material business combinations for financial reporting; therefore, pro forma financial information is not presented. The weighted average amortization period for the acquired intangible assets is approximately three years, and approximately $57 million of the acquired goodwill is tax deductible.

        In 2003, the Company completed four acquisitions for an aggregate purchase price of approximately $16 million, which consisted of approximately $9 million in cash, $6 million in shares of the Company's common stock and future acquisition payments of $1 million. The amount of purchase price assigned to identifiable intangible assets and goodwill was $1 million and $14 million, respectively. Potential contingent payments related to these acquisitions were approximately $3 million, of which $1 million was paid in 2004. The remaining payment of $2 million is payable through 2005 and will be treated as incremental purchase price.

        In 2002, the Company completed five acquisitions for an aggregate purchase price of approximately $17 million, which consisted of approximately $15 million in cash and future acquisition payments of $2 million. Approximately $10 million of the purchase price was assigned to goodwill. At January 31, 2004, potential contingent payments related to these acquisitions were approximately $4 million, payable in 2005, of which none will be treated as incremental purchase price.

Note 7—Goodwill and Intangible Assets:

        Effective February 1, 2002, the Company implemented SFAS No. 142 and reclassified one intangible asset for assembled workforce of $2 million to goodwill. Under SFAS No. 142, the goodwill impairment test is a two-step process. The first step consists of estimating the fair values of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit's assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units' goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected January 31 as its annual testing date. The Company's annual assessment as of January 31, 2004 resulted in no impairment of goodwill.

        During 2004, the Company determined that a portion of the goodwill assigned to a reporting unit in the Regulated segment had become impaired as a result of the loss of certain significant contracts and proposals related to that reporting unit. During 2003, the Company determined that goodwill assigned to three reporting units in the Regulated segment had become impaired as a result of the loss of certain significant contracts and proposals related to those reporting units. The impairment charges, representing the excess of the reporting units' carrying amount over their fair value, were based on a discounted cash flow model using revenue and profit forecasts for the next five years. Total goodwill impairment charges were $7 million, $13 million and $3 million in 2004, 2003 and 2002, respectively.

        The changes in the carrying amount of goodwill by segment as of January 31, 2004 are as follows:

	Regulated	Non-Regulated Telecommunications	Non-Regulated Other	Total
	(In millions)
Goodwill at February 1, 2003	$81	$46	$10	$137
Acquisitions	203		12	215
Impairments	(7)			(7)
Foreign currency translation			2	2

Goodwill at January 31, 2004	$277	$46	$24	$347

        Intangible assets consist of the following:

	January 31, 2004			January 31, 2003
	Gross carrying value	Accumulated amortization	Net	Gross carrying value	Accumulated amortization	Net
	(In millions)
Amortizable intangible assets:
Software and technology	$44	$27	$17	$61	$42	$19
Patents	12	5	7	12	4	8
Customer contracts	14	3	11	5	4	1
Non-compete agreements	27	3	24
Other	2	1	1	1	1

Total amortizable intangible assets	$99	$39	$60	$79	$51	$28

        Software and technology with a gross carrying value of $19 million and other intangible assets with a gross carrying value of $4 million became fully amortized at January 31, 2003 and, therefore, are no longer reflected in the gross carrying value at January 31, 2004. Amortization expense related to amortizable intangible assets was $11 million, $7 million and $10 million for 2004, 2003 and 2002, respectively. Based on the intangible assets as of January 31, 2004, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows:

Year ending January 31	(In millions)
2005	$23
2006	17
2007	11
2008	4
2009	1
Thereafter	4

$60

        Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

        In 2004, 2003 and 2002, the Company did not recognize an impairment loss on intangible assets since there were no circumstances or events that indicated a possible impairment.

        The following information presents adjusted net income and earnings per share as if the Company adopted SFAS No. 142 effective February 1, 2001 and, accordingly, did not amortize goodwill and the assembled workforce intangible asset during 2002.

	Year ended January 31
	2004	2003	2002
	(In millions)
Net income:
Income from continuing operations, as reported	$351	$246	$11
Amortization of goodwill, net of tax			18

Adjusted income from continuing operations	351	246	29
Income from discontinued operations, net of tax			7
Cumulative effect of accounting change, net of tax (Note 1)			1

Adjusted net income	$351	$246	$37

Basic earnings per share:
Income from continuing operations, as reported	$1.90	$1.26	$.05
Amortization of goodwill, net of tax			.08

Adjusted income from continuing operations	$1.90	1.26	.13
Income from discontinued operations, net of tax			.03
Cumulative effect of accounting change, net of tax			.01

Adjusted net income	$1.90	$1.26	$.17

Diluted earnings per share:
Income from continuing operations, as reported	$1.86	$1.21	$.05
Amortization of goodwill, net of tax			.08

Adjusted income from continuing operations	1.86	1.21	.13
Income from discontinued operations, net of tax			.03

Adjusted net income	$1.86	$1.21	$.16

Note 8—Derivative Instruments:

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

Interest Rate Risk

        In June 2003, the Company modified its prior plan for financing the $91 million purchase of land and buildings under two operating leases (Note 16) and issued $300 million of fixed rate debt (Note 13). In anticipation of this debt issuance, the Company entered into interest rate lock agreements on May 29, 2003 to lock in the effective borrowing rate on portions of the anticipated debt financing. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, the Company was required to pay $5 million to settle the treasury lock contracts upon the debt issuance. This loss of $5 million before income taxes is being amortized to interest expense over the term of the related debt. The treasury lock contracts were designated as cash flow hedges that were fully effective, therefore, the net of tax loss of $3 million was recorded as a component of accumulated other comprehensive loss in stockholders' equity.

        The Company entered into four forward starting interest rate swap agreements in January 2002 ("2002 swap agreements") pursuant to its previous plan to use five-year variable interest rate mortgage to finance the purchase of the land and buildings noted above. The mortgage financing would have required payments to a third party lender based on a variable interest rate. Under the terms of the 2002 swap agreements, the Company will either pay to or receive from the swap agreements' counterparty an amount which would effectively have made the net cash outflow a fixed amount. The 2002 swap agreements were designated as cash flow hedges and were fully effective through May 29, 2003 with cumulative net of tax losses of $9 million recorded as a component of accumulated other comprehensive loss in stockholders' equity. As of May 29, 2003, the 2002 swap agreements were no longer designated in a cash flow hedging relationship and, therefore, all future changes in fair value are recorded directly into income through August 2008. The cumulative loss before income taxes of $14 million on the 2002 swap agreements is being amortized as additional interest expense over the five-year period from August 2003 through August 2008.

        In conjunction with the modified financing plan which resulted in the issuance of fixed rate debt in June 2003, on May 29, 2003, the Company entered into additional interest rate swap agreements ("2003 swap agreements") to offset the effects of the 2002 swap agreements. The net change in the fair values of the 2002 and 2003 swap agreements since May 29, 2003 was not material and has been recorded as additional interest expense for 2004. At January 31, 2004, the combined fair value of the 2003 and 2002 swap agreements was $13 million, of which $3 million and $10 million are reflected in other accrued liabilities and other long-term liabilities, respectively. At January 31, 2003, the fair value of the 2002 swap agreements of $10 million was reflected in other long-term liabilities.

        In June 2002, the Company entered into a series of treasury lock contracts to economically lock in the effective borrowing rate on portions of the $800 million of fixed rate debt (Note 13). Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, the Company was required to pay $8 million in 2003 to settle the treasury lock contracts upon the debt issuance. Since the treasury lock contracts were designated as cash flow hedges that were fully effective, the net of tax loss of $5 million was recorded in 2003 as a component of accumulated other comprehensive income in stockholders' equity and is being amortized to interest expense over the terms of the related debt.

        In February 2004, the Company entered into new interest rate swap agreements ("2004 swap agreements") to convert the fixed interest payments on the $95 million 6.75% notes (Note 13) to a floating rate to better balance the fixed and floating rate debt obligations.

Foreign Currency Risk

        Although the majority of the Company's transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company's objective in managing its exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company currently manages cash flow exposure of receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. Foreign currency forward exchange contracts are contracts requiring the Company to exchange a stated quantity of foreign currency for a fixed amount of a second currency, typically U.S. dollars. At January 31, 2004, currencies hedged were the British pound, Canadian dollar, the Euro, the Swedish krona and the U.S. dollar. The Company has designated certain of its foreign currency forward exchange contracts as cash flow hedges of transactions forecasted to occur by December 2005, primarily related to sales contracts and receivables. The effective portion of the change in the fair value of these derivatives is recorded in comprehensive income and recognized in the income statement when the related hedged item affects earnings. Other foreign currency forward exchange contracts manage similar exposures but do not qualify for hedge accounting due to changes in terms of the anticipated transactions. In 2004, those contracts designated as cash flow hedges were fully effective and a net of tax loss of $1 million was recognized as a component of accumulated other comprehensive income in stockholders' equity. Net loss on contracts designated as cash flow hedges in 2003 was not material.

Equity Securities Price Risk

        The Company's portfolio of publicly-traded equity securities is subject to market price risk and there are instances where the Company will use derivative instruments such as equity collars to manage this risk of potential loss in fair value resulting from decreases in market prices. At January 31, 2004 and 2003, the Company did not hold any derivative instruments related to its portfolio of publicly-traded equity securities. The equity collars previously held to mitigate the risk of significant price fluctuations of the Company's investment in VeriSign, Inc. ("VeriSign") and Amdocs Limited ("Amdocs") were liquidated at various dates throughout 2003 and 2002. In 2003 and 2002, these derivative instruments were designated as fair value hedges of the underlying marketable equity securities and, therefore, the changes in fair value of the derivative instruments and the hedged items attributable to the hedged risk were recorded in the statement of income. The Company recorded a net loss before income taxes of $45 million in 2003 and a net gain before income taxes of $31 million in 2002 for the ineffective portion of changes in the fair value of equity collars (Note 19).

Other Derivatives

        Through its venture capital subsidiaries, the Company holds investments in equity securities of private and publicly-held companies. Certain of these investments include warrants to purchase equity securities of these companies. Warrants that can be net settled at the time of exercise, which means the Company would receive the difference between the exercise price and fair value of the additional shares, are deemed derivative financial instruments and are not designated as hedging instruments. Changes in the value of these derivatives are reflected in income. In 2004, net loss before income taxes was not material compared to $3 million and $2 million in 2003 and 2002, respectively. The changes in fair value are reflected in "Net gain (loss) on marketable securities and other investments, including impairment losses" (Note 19). The fair value of these instruments was not material at January 31, 2004 or 2003.

Note 9—Revolving Credit Facilities:

        The Company has two revolving credit facilities ("credit facilities") totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows borrowings until July 2007 and (ii) a 364-day revolving credit facility of up to $250 million, which expires on July 28, 2004. Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company's option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During 2004 and 2003, the Company did not borrow under either of its credit facilities. During 2002, the maximum and average amounts outstanding under the credit facility were $120 million and $31 million, respectively, and the weighted average interest rate was 4.3% based upon average daily balances.

        During 2004, the Company entered into a foreign customer contract with bonding requirements, some of which have been met through the issuance of standby letters of credit under the five year revolving credit facility in the approximate dollar equivalent of $113 million. The standby letters of credit reduce the amount available for borrowings under the five-year revolving credit facility. The Company expects to utilize the five-year revolving credit facility for such purposes up to a total approximate U.S. dollar equivalent of $150 million through August 2004, and any such utilization would further reduce the amount available for borrowing. The Company pays fees for the standby letters of credit issued under the five-year revolving credit facility, but the outstanding standby letters of credit are not considered borrowings and the Company does not incur related interest cost.

        As of January 31, 2004, the entire $250 million under the 364-day revolving credit facility was available and $387 million of the five-year revolving credit facility was available. These credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require the Company to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA") of not more than 2.75 to 1.0. These covenants also restrict certain of the Company's activities, including, among other things, the Company's ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of January 31, 2004, the Company was in compliance with all financial covenants under the credit facilities.

Note 10—Employee Benefit Plans:

        The Company has one principal 401(k) Profit Sharing Plan ("401(k)"), which is the result of the merger of the Company's Profit Sharing Retirement Plan with the Company's Cash or Deferred Arrangement effective November 28, 2003. The 401(k) allows eligible participants to defer a portion of their income through contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the 401(k) upon termination, retirement, permanent disability or death and may be matched by the Company. Participants' interests in the Company's matching and profit sharing contributions vest 20% per year in the first through fifth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. The Company's contributions charged to income under the 401(k) were $48 million, $42 million and $54 million for 2004, 2003 and 2002, respectively.

        The Company has an Employee Stock Retirement Plan ("ESRP") in which eligible employees participate. Cash or stock contributions to the ESRP are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes the fair value of the Company's common stock or the amount of cash contributed in the year of contribution as compensation expense. The vesting requirements for the ESRP are the same as the Company's contributions to the 401(k). Any participant who leaves the

Company, whether by retirement or otherwise, may be able to elect to receive either cash or shares of Company common stock as a distribution from their account. Shares of Company common stock distributed from the ESRP bear a limited put option that, if exercised, would require the Company to repurchase all or a portion of the shares at their then current fair value during two specified 60-day periods following distribution. If the shares are not put to the Company during the specified periods, the shares no longer bear a put option, and the Company will not be required to repurchase the shares. At January 31, 2003, shares distributed from the ESRP with the limited put option represented a potential repurchase obligation of $38 million. During 2004, only $2 million of the total outstanding potential repurchase amount at January 31, 2003 was actually put to the Company. At January 31, 2004, shares distributed from the ESRP that bear a limited put option represented a potential repurchase obligation of $19 million. The ESRP held 50 million shares of common stock at January 31, 2004 and 2003 with a fair value of $1.8 billion and $1.4 billion, respectively. Contributions charged to income under the ESRP were $55 million, $52 million and $29 million for 2004, 2003 and 2002, respectively.

        Previously, the Company sponsored two contributory savings plans for Telcordia employees. During 2002, the two plans were merged into the Telcordia Technologies 401(k) Savings Plan. The plan allows eligible Telcordia employees to defer a portion of their pre-tax income through contributions to the plan and contribute a portion of their income on an after-tax basis. Such deferrals are fully vested, are not taxable to the participant until distributed upon termination, retirement, permanent disability or death and may be matched by the Company. The Company's matching contributions charged to income were $13 million, $16 million and $21 million for 2004, 2003 and 2002, respectively.

        The Company has two principal bonus compensation plans, the Bonus Compensation Plan and the Annual Incentive Plan ("AIP"), which provide for bonuses to reward outstanding performance. The AIP was assumed in connection with the acquisition of Telcordia in 1998. Bonuses are paid in the form of cash, fully vested or vesting shares of the Company's common stock. Awards of vesting shares of the Company's common stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The fair market value of these vesting shares awarded is recorded as unearned compensation which is included in stockholders' equity and amortized over the vesting period. The amounts charged to income under these plans were $129 million, $96 million and $97 million for 2004, 2003 and 2002, respectively.

        The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the "Stock Compensation Plans." The Stock Compensation Plans provide for awards of share units to eligible employees, which generally correspond to shares of the Company's common stock, held in trust for the benefit of participants. Participants' interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The fair market value of shares awarded under these plans is recorded as unearned compensation which is included in stockholders' equity and amortized over the vesting period. The amounts charged to income under these plans were $7 million, $7 million and $6 million for 2004, 2003 and 2002, respectively.

        The Company also has an Employee Stock Purchase Plan ("ESPP") which allows eligible employees to purchase shares of the Company's common stock at a discount of 15% of the existing fair market value. In 2002, the discount was 10%. There are no charges to income under this plan because it is a non-compensatory plan. The pro forma effect on net income and earnings per share of compensation expense under SFAS No. 123, "Accounting for Stock-Based Compensation" is presented in Note 1. At January 31, 2004, 5 million shares of the Company's common stock were reserved for issuance under the ESPP.

        The Company maintains two deferred compensation plans for the benefit of key executives and directors and allows eligible participants to elect to defer a portion of their compensation. The Company makes no contributions under the Keystaff Deferral Plan but does credit participant accounts for deferred compensation amounts and interest earned. Interest is accrued based on the Moody's Seasoned Corporate Bond Rate (6.71% in 2004). Deferred balances will generally be paid upon the later of the attainment of age 65, ten years of plan participation or retirement, unless participants obtain approval for an early pay-out. Under the Key Executive Stock Deferral Plan, eligible participants may elect to defer a portion of their compensation into a trust established by the Company which invests in shares of the Company's common stock. The Company makes no contributions to the accounts of participants. Deferred balances will generally be paid upon retirement or termination.

Note 11—Pension and Other Postretirement Benefit Plans:

        The Company has four defined benefit pension plans and two postretirement benefit plans for employees and retirees of the Company's Telcordia subsidiary. Three of the pension plans are unfunded, non-qualified plans that provide benefits to certain members of management at Telcordia. In addition, the Company also has a foreign defined benefit pension plan for certain employees in the United Kingdom.

        The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans and other postretirement benefit plans. Pension benefits data includes Telcordia's qualified pension plan and the foreign pension plan as well as the three unfunded, non-qualified pension plans at Telcordia. The Telcordia pension and postretirement benefit plans have a December 31 measurement date while the foreign pension plan has a January 31 measurement date. All of these defined benefit and postretirement benefit plans are disclosed in the aggregate.

	Pension benefits		Postretirement benefits other than pensions
	Year ended January 31
	2004	2003	2004	2003
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,520	$1,313	$231	$206
Service cost	28	29	2	2
Interest cost	96	97	15	14
Plan participants' contributions	1	1	1	1
Plan amendments			(85)	2
Actuarial loss	95	178	69	18
Benefits paid	(113)	(123)	(14)	(12)
Special termination benefits	5	17
Plan curtailments			(9)
Foreign currency translation	7	8

Benefit obligation at end of year	$1,639	$1,520	$210	$231

Change in plan assets:
Fair value of plan assets at beginning of year	$1,471	$1,734	$46	$52
Actual gain (loss) on plan assets	326	(151)	8	(6)
Company contributions	8	5	12	10
Plan participants' contributions	1	1	1	1
Benefits paid	(113)	(123)	(14)	(11)
Foreign currency translation	5	5

Fair value of plan assets at end of year	$1,698	$1,471	$53	$46

Funded status at end of year	$59	$(49)	$(157)	$(185)
Unrecognized net actuarial loss	507	616	124	58
Unrecognized prior service cost	(18)	(20)	(112)	(36)

Net prepaid (accrued) benefit cost	$548	$547	$(145)	$(163)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$556	$558
Accrued benefit cost	(29)	(28)	$(145)	$(163)
Accumulated other comprehensive income (pre-tax)	21	17

Net prepaid (accrued) benefit cost	$548	$547	$(145)	$(163)

        The accumulated benefit obligation for all defined benefit pension plans was $1.5 billion and $1.4 billion at January 31, 2004 and 2003, respectively. The fair value of the pension assets of the foreign pension plan was less than the accumulated benefit obligation at January 31, 2004 and 2003. As a result, an additional minimum pension liability adjustment, net of tax, of $4 million and $10 million was included in other comprehensive income in 2004 and 2003, respectively.

        Amounts for defined benefit pension plans with accumulated benefit obligations in excess of plan assets, and postretirement benefit plans with benefit obligations in excess of plan assets are as follows:

	Pension benefits		Postretirement benefits other than pensions
	Year ended January 31
	2004	2003	2004	2003
	(In millions)
Projected benefit obligations	$94	$77	$185	$191
Accumulated benefit obligations	$82	$60
Fair value of plan assets	$53	$34

        The components of net periodic benefit cost to the Company of these plans are as follows:

	Pension benefits			Postretirement benefits other than pensions
	Year ended January 31
	2004	2003	2002	2004	2003	2002
	(In millions)
Components of net periodic benefit cost:
Service cost	$28	$29	$33	$2	$2	$6
Interest cost	96	97	93	15	14	16
Expected return on plan assets	(135)	(150)	(174)	(5)	(4)	(5)
Amortization of actuarial loss (gain)	17	(2)		6	4
Amortization of prior service cost	(3)	(2)		(8)	(4)
Charges for special termination benefit	5	17	62
Curtailment gain			(10)	(16)

Net periodic benefit cost (income)	$8	$(11)	$4	$(6)	$12	$17

        As described in Note 20, Telcordia's workforce reductions resulted in special termination pension benefits of $5 million, $13 million and $62 million in 2004, 2003 and 2002, respectively, and a curtailment gain of $10 million in 2002 attributable to the employees that were part of the reduction in workforce. In addition, a workforce reduction in the United Kingdom resulted in special termination benefits of $4 million in 2003. These amounts are included in the determination of net periodic pension cost in the table above.

        During 2004, in response to escalating medical, dental and prescription drug claim costs combined with lower revenues and profits, Telcordia redesigned the postretirement health and welfare benefits offered to current and future retirees who are also participants in Telcordia's traditional pension plan. The changes were effective January 1, 2004 and were communicated to all employees and retirees on September 26, 2003. The changes include increased participant cost sharing for medical benefits and prescription drug coverage, a future limit on Telcordia's contribution for annual enrollment for employees that retire after January 1, 2004, reduction of the retiree life insurance benefit, and elimination of dental coverage. Retirees will generally be permitted to buy additional life insurance coverage at group rates at their own expense. As a result of the plan changes, the Company remeasured the plans' obligations as of the communication date using updated assumptions, including the medical inflation trend rate and discount rate. The changes to the medical and life insurance benefits are plan amendments that reduced the remeasured accumulated postretirement benefit obligation from $295 million to $210 million, a decrease of $85 million, which will be amortized as a decrease of the net periodic benefit cost over the current estimated remaining service life of 6 years for the plan participants. Because the elimination of dental coverage is considered a plan curtailment for financial reporting purposes, the Company recognized a non-cash gain before income taxes of $16 million, which is included in the determination of net periodic benefit cost for the postretirement benefits other than pensions, and which was reflected in cost of revenues in our statement of income. This non-cash gain is the result of the elimination of the accumulated postretirement dental benefit obligation of $9 million and the recognition of previously unrecognized actuarial gain and unrecognized prior service costs of $7 million.

Actuarial Assumptions

        The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension and other postretirement benefits were as follows:

	Pension benefits		Postretirement benefits other than pensions
	2004	2003	2004	2003
Assumptions used to determine benefit obligations at the plans' measurement dates:
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.75%	4.75%		4.75%
Health care cost trend rate assumed for next year (initial rate)			12.00%	9.50%
Rate to which the cost trend rate is assumed to decline (ultimate rate)			6.00%	5.25%
Year that the rate reaches the ultimate trend rate			2012	2009
Assumptions used to determine net periodic benefit cost for the year ended January 31:
Discount rate	6.50%	7.25%	6.50%	7.25%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	4.75%	4.75%	4.75%	4.75%

        The long-term rate of return assumption represents the expected average earnings on funds invested or to be invested by the plans. This return is determined in consultation with investment advisors and is based on a variety of factors including long-term historical market returns for the various asset classes in the plans, investment advisors' views of expected future long-term returns for asset classes in the plans and review of peer data. A weighting of these asset class returns, based on the anticipated long-term allocation of the asset classes in the plans, is performed to determine an overall average expected long-term rate of return.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health benefit programs. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	One-percentage point increase	One-percentage point decrease
	(In millions)
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$14	$(12)

Plan Assets

        As of the measurement date, pension and life insurance benefit plan assets were allocated as follows:

	Pension plans		Life insurance benefit plan
	2004	2003	2004	2003
Domestic equity securities	43%	42%	64%	59%
Debt securities	31%	35%	36%	41%
International equity securities	19%	17%
Real estate	7%	6%

	100%	100%	100%	100%

        The Company's overall investment strategy for all pension plan assets is to utilize a total return investment approach whereby a mix of equities, fixed income and real estate investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through consideration of plan demographics, plan liabilities, plan funded status and overall corporate financial condition. The investment portfolio contains a diversified blend of both domestic and international equity securities, fixed income securities, real estate investments and derivatives. Derivatives may be used to mitigate market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. The assets in the life insurance benefit plan are passively managed through an allocation to a debt index fund and an equity index fund. Target asset allocation as prescribed by the investment strategy is substantially similar to actual allocation at measurement date.

Cash Flows

        During 2005, the Company expects to contribute approximately $5 million to the defined benefit pension plans and $10 million to the Telcordia other postretirement benefit plans. Estimated benefit payments for the next ten years, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

Year Ending January 31	Pension benefits	Postretirement benefits other than pensions
	(In millions)
2005	$96	$12
2006	100	13
2007	102	13
2008	105	14
2009	110	15
2010 to 2014	612	83

	$1,125	$150

Other

        The Company also makes contributions to a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan. If the Company were to cease to be the contractor as a result of a recompetition process, this defined benefit pension plan would transfer to the new contractor. In addition, certain employees at AMSEC LLC, a consolidated joint venture, continue to participate in a defined benefit pension and a retiree medical and life insurance plan sponsored by the other joint venture participant. AMSEC LLC recorded expense of $1 million, $2 million and $1 million in 2004, 2003 and 2002, respectively, for payments made to the other joint venture partner for the cost of the benefits these plans provide.

Postretirement Health and Life Insurance Benefits

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act expanded Medicare by introducing a prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the FASB issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which permits the Company to make a one-time election to defer accounting for the effects of the Act until final authoritative guidance is issued. Because of various uncertainties related to this legislation, the FASB has not issued final authoritative guidance. Therefore, the Company has elected to defer recognition of the effects of the Act and depending on the transition provisions provided in the final guidance, the Company may be required to change previously reported information upon adoption of the new accounting standard. The accumulated postretirement benefit obligation and net periodic postretirement benefit costs disclosed in the tables above do not reflect the effects of the Act.

Subsequent Event

        Subsequent to the year ended January 31, 2004, Telcordia adopted and communicated to all participants a plan to redesign pension benefits. Effective January 1, 2005, the Company will be freezing the four defined benefit pension plans such that there will be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date remain unchanged. In consideration for future service, Telcordia will implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees can participate. The redesign of pension benefits triggers a curtailment of the benefit obligation and a remeasurement of the plans as of the date of adoption. Therefore, in the first quarter of 2005, the plans' projected benefit obligations will be reduced to reflect the elimination of assumed future compensation increases on benefits earned to date. With the remeasurement, all actuarial assumptions will be reviewed and updated as appropriate. The remeasurement could impact the pension expense recognized in 2005, but the Company is unable to determine the impact until all assumptions have been updated.

Note 12—Income Taxes:

        The provision for income taxes includes the following:

	Year ended January 31
	2004	2003	2002
	(In millions)
Current:
Federal	$89	$271	$213
State	22	34	36
Foreign	4	1	7
Deferred:
Federal	41	(182)	(236)
State	3	(13)	(18)
Foreign			2

	$159	$111	$4

        Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax (liabilities) assets are comprised of the following:

	January 31
	2004	2003
	(In millions)
Employee benefit contributions	$(187)	$(167)
Unrealized net losses on marketable securities	2	(4)
Accrued liabilities	42	45
Accrued vacation pay	46	40
Deferred compensation	30	30
Vesting stock bonuses	21	22
Credit carryforwards	28	21
Investment in subsidiaries and affiliates	34	53
State taxes	9	6
Depreciation and amortization	(17)	(5)
Deferred revenue	(32)	(2)
Other	9	4

Net deferred tax (liabilities) assets	$(15)	$43

        A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income from continuing operations before income taxes follows:

	Year ended January 31
	2004	2003	2002
	(In millions)
Amount computed at statutory rate	$178	$125	$5
State income taxes, net of federal tax benefit	21	14	12
Contribution of appreciated property	(1)	(31)	(18)
Change in tax accruals	(21)	25	19
Research and experimentation tax credits	(18)	(21)	(15)
Non-deductible items	2	2	3
Foreign income taxed at lower rates	(1)	(2)	(3)
Amortization of goodwill			2
Non-taxable interest income	(1)	(1)	(1)

	$159	$111	$4

Effective income tax rate	31.3%	31.0%	28.5%

        The Company has state tax credit carryforwards of approximately $43 million that will begin to expire as follows:

Year ending January 31	(In millions)
2008	$8
2009	13
2010	11
Thereafter	11

$43

        Income taxes paid in 2004, 2003 and 2002 amounted to $79 million, $173 million and $100 million, respectively.

Note 13—Notes Payable and Long-Term Debt:

        Notes payable and long-term debt consists of the following:

	January 31
	2004	2003
	(In millions)
5.5% notes due 2033	$296
6.25% notes due 2012	548	$548
7.125% notes due 2032	248	248
6.75% notes due 2008	95	94
3-year note due 2006	45
Other notes payable	50	24

	1,282	914
Less current portion	50	17

	$1,232	$897

        In conjunction with the acquisition of a business, in December 2003, the Company's 55% owned joint venture, AMSEC LLC, entered into a 3-year term note for $45 million ("3-year note") maturing December 1, 2006. The 3-year note is secured by certain assets of the joint venture. Principal is paid quarterly and interest is paid monthly. The interest rate is adjusted monthly based on 30-day LIBOR plus 85 basis points and was 1.95% at January 31, 2004.

        In June 2003, the Company completed a private offering of $300 million of senior unsecured notes ("5.5% notes"). The 5.5% notes are due on July 1, 2033 with interest payable at 5.5% on a semi-annual basis beginning January 1, 2004. The note discounts, issuance costs and the loss on the treasury lock contracts (Note 8) are amortized to interest expense, which results in an effective interest rate of 5.8% for the 5.5% notes. In January 2004, the Company completed an exchange of substantially all the private notes for new notes registered with the SEC. These new registered notes are identical in all material respects to the terms of the notes issued in June 2003. The carrying values of the 5.5% notes exceeded the fair value by $17 million at January 31, 2004.

        In June 2002, the Company issued $550 million of 6.25% senior unsecured notes ("6.25% notes") and $250 million of 7.125% senior unsecured notes ("7.125% notes"). The 6.25% notes and the 7.125% notes are due on July 1, 2012 and July 1, 2032, respectively, with interest payable semi-annually beginning January 1, 2003. The note discounts, issuance costs and the loss on the treasury lock contracts (Note 8) are amortized to interest expense, which results in an effective interest rate of 6.5% for the 6.25% notes and 7.43% for the 7.125% notes. The fair values of the 6.25% notes and 7.125% notes exceeded the carrying value by $57 million and $40 million, respectively, at January 31, 2004.

        In January 1998, the Company issued $100 million of 6.75% notes with a nominal discount ("6.75% notes") which are due February 1, 2008 with interest payable semi-annually beginning August 1, 1998. The 6.75% notes have an effective interest rate of 8.3%, due principally to the amortization of a loss on a forward treasury lock agreement, the discount on issuance of the notes and underwriting fees associated with the offering. The fair value of the 6.75% notes exceeded the carrying value by $17 million at January 31, 2004. Subsequent to January 31, 2004, the Company entered into interest rate swaps as described in Note 8.

        The Company is subject to certain restrictions on the notes described above, such as limitations on liens, sale and leaseback transactions and consolidation, merger and sale of assets. As of January 31, 2004, the Company was in compliance with the restrictions.

        The Company has various other notes payable with interest rates from 2.5% to 6.0% that are due on various dates through 2016.

        Maturities of notes payable and long-term debt are as follows:

Year ending January 31	(In millions)
2005	$50
2006	13
2007	26
2008	1
2009	95
2010 and after	1,097

$1,282

Note 14—Earnings Per Share:

        A summary of the elements included in the computation of basic and diluted EPS is as follows (in millions, except per share amounts):

	Year ended January 31
	2004			2003			2002
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Net income	$351			$246			$19

Basic EPS		185	$1.90		196	$1.26		215	$.09

Effect of dilutive securities:
Stock options		3			7			13
Other stock awards		1

Diluted EPS		189	$1.86		203	$1.21		228	$.08

        Options to purchase 22 million shares of common stock at prices ranging from $28.90 to $33.06 per share were outstanding during 2003, but were not included in the computation of diluted EPS at January 31, 2003 because the effect of such options would be antidilutive. Such options expire at various dates through January 2008.

Note 15—Common Stock and Options:

        The Company has options outstanding under various stock option plans. Options are granted with exercise prices not less than the fair market value at the date of grant and for terms not greater than ten years. Options granted under these plans generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively.

        A summary of changes in outstanding options under the plans during the three years ended January 31, 2004, is as follows:

	Shares of common stock under options	Weighted average exercised price	Shares of common stock excercisable under options
	(In millions)		(In millions)
February 1, 2001	52	$15.05	18
Options granted	10	$30.99
Options canceled	(3)	$21.70
Options exercised	(13)	$7.93

January 31, 2002	46	$20.13	17
Options granted	12	$32.20
Options canceled	(2)	$26.67
Options exercised	(12)	$10.46

January 31, 2003	44	$25.54	15
Options granted	10	$29.14
Options canceled	(3)	$28.60
Options exercised	(9)	$15.26

January 31, 2004	42	$28.50	15

        As of January 31, 2004, 69 million shares of common stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. Included in this amount are 1 million shares of common stock that the Company has made available for issuance, purchase or option grant to employees, prospective employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events.

        A summary of options outstanding as of January 31, 2004 is as follows:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price
	(In millions)		(In years)	(In millions)
$17.46 to $19.99	5	$18.22	0.2	5	$18.22
$25.92 to $30.87	9	$27.23	1.2	5	$27.26
$30.20 to $32.27	8	$30.99	2.1	3	$30.99
$28.31 to $33.06	10	$32.18	3.1	2	$32.19
$28.60 to $31.79	10	$29.15	4.1		$28.82

	42			15

Note 16—Leases:

        The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expenses for facilities and equipment were $120 million, $132 million and $140 million in 2004, 2003 and 2002, respectively, which is net of sublease income of $5 million, $19 million and $19 million in 2004, 2003 and 2002, respectively.

        In August 2003, the Company exercised its options to purchase the land and buildings previously financed under synthetic leases that were accounted for as operating leases. The total purchase price of $91 million was financed from the proceeds of the June 2003 debt issuance (Note 13).

        In 2004, the Company was awarded a foreign customer contract that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The lease term commences as soon as the development and integration of the system under contract is completed and accepted by the customer in 2005. The terms of the customer contract and lease agreement provide that if the foreign customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Accordingly, the maximum contingent lease liability of approximately $105 million at January 31, 2004 is not reflected in the future minimum lease commitments table below and such amount has not been recorded in the consolidated financial statements.

        The Company leases equipment for use on U.S. Government contracts through an arrangement with an unrelated leasing company. Because federal contracts are subject to annual renewals, the Company has the right to terminate these leases with the leasing company should the U.S. Government terminate its contract with the Company for convenience, non-renewal or lack of funding. If the U.S. Government terminated its contract with the Company for default or non-performance, the Company would be liable for the remaining lease payments. The maximum contingent lease liability remaining under these arrangements is $2 million. This contingent liability has not been recorded in the consolidated financial statements.

        Minimum lease commitments, primarily for facilities under all non-cancelable operating leases in effect at January 31, 2004 are as follows:

Year ending January 31	Operating lease commitment	Sublease income
	(In millions)
2005	$92	$(6)
2006	57	(4)
2007	33	(3)
2008	17	(3)
2009	12	(3)
2010 and after	13	(2)

	$224	$(21)

        As of January 31, 2004, the Company has capital lease obligations of approximately $9 million that are payable over the next three years.

Note 17—Supplementary Income Statement and Cash Flow Information:

        Charges to costs and expenses for depreciation of property, plant and equipment and assets acquired under capital leases were $70 million, $89 million and $97 million for 2004, 2003 and 2002, respectively.

        Included in selling, general and administrative expenses are independent research and development costs of $82 million, $86 million and $118 million in 2004, 2003 and 2002, respectively.

        Total interest paid in 2004, 2003 and 2002 amounted to $73 million, $34 million and $14 million, respectively.

Note 18—Gain on Sale of Business Units, Net:

        In 2003, the Company recognized gains before income taxes of $5 million due to the settlement of contingent liabilities related to business units that were sold in prior years. In 2002, the Company recognized net gains before income taxes of $10 million from the sale of three business units and the settlement of contingent liabilities related to business units sold in 2001.

Note 19—Net Gain (Loss) on Marketable Securities and Other Investments, Including Impairment Losses:

        Net gain (loss) on marketable securities and other investments, including impairment losses, consists of the following:

	Year ended January 31
	2004	2003	2002
	(In millions)
Impairment losses	$(19)	$(108)	$(467)
Net gain (loss) on sale of investments	25	22	(39)
Net (loss) gain on derivative instruments		(48)	29
Amdocs and Solect transaction			21

	$6	$(134)	$(456)

        The Company recognized impairment losses on certain marketable and private equity securities due to declines in fair market value which were deemed to be other-than-temporary. Of the total impairment losses in 2004, 2003 and 2002, $19 million, $87 million and $30 million, respectively, were impairments related to the Company's private equity securities. In 2003 and 2002, total impairment charges also included impairments on the Company's publicly traded equity securities of $21 million and $437 million, respectively.

        In 2004, the primary component of the net gain before income taxes from the sale of investments was a gain before income taxes of $17 million from the sale of the Company's investment in publicly-traded equity securities of Tellium, Inc. The remainder of the aggregate gain was related to sales of certain other investments. In 2003, the net gain before income taxes from the sale of investments includes a net gain before income taxes of $14 million related to the liquidation of all the Company's remaining shares and related equity collars in VeriSign and Amdocs. In 2003, the Company also recognized a net gain before income taxes of $8 million from the sale of certain other investments. The largest component of the net loss before income taxes for 2002 was the sale of VeriSign shares that resulted in a loss of $48 million, which was partially offset by a net gain before income taxes of $9 million from the sale of certain other investments.

        In 2004, the net loss before income taxes on derivative instruments was related to warrants to purchase additional equity securities in certain investments in private and publicly-held companies. As described in Note 8, as of January 31, 2004 and 2003, the Company no longer held derivative instruments related to its portfolio of publicly-traded equity securities. However, during 2003 and 2002, the Company recognized a net loss before income taxes of $48 million and a net gain before income taxes of $29 million, respectively, primarily from changes in the fair value of its equity collars and warrants as described in Note 8.

        In 2002, the Company recognized a gain before income taxes of $21 million related to its former investment in Solect Technology Group ("Solect") which was acquired by Amdocs in 2001.

Note 20—Realignment and Restructuring Costs:

        In January 2004, the Company undertook an organizational realignment, primarily in the Regulated segment, to better align its operations with major customers and key markets and to create larger operating units. As a result, in 2004, the Company had involuntary workforce reductions of 260 employees and recorded related charges of $8 million in selling, general and administrative expenses (SG&A). The related accrued liabilities will be paid by July 2004. The one-time termination benefits consisted of severance benefits, extension of medical benefits and outplacement services aggregating $7 million and accelerated vesting stock compensation of $1 million.

        As in 2003 and 2002, the Company's Telcordia subsidiary had involuntary workforce reductions in 2004. The workforce was reduced by 640 employees in 2004 compared to 686 in 2003 and 2,100 in 2002 to realign Telcordia's staffing levels with lower telecommunications revenues. In addition, Telcordia closed down a customer training facility and an office facility in 2004 due to continual underutilization in 2004. In conjunction with the workforce reduction in 2002, the Company also recognized a non-cash gain of $10 million for the curtailment of pension benefits, $8 million of which is reflected in cost of revenues with the remaining balance reflected in selling, general and administrative expenses. There was no such gain in 2004 and 2003. The components of the Telcordia restructuring charge are as follows:

	Year ended January 31
	2004	2003	2002
	(In millions)
Special termination pension benefits	$5	$13	$62
Severance, extension of medical and outplacement services	9	1	20
Facilities costs	10	1	3

	$24	$15	$85

        The changes in the accrued liabilities related to the realignment and restructuring activities as of January 31, 2004 are as follows:

	January 31
	2004	2003
	(In millions)
Beginning of the year	$1	$7
Additions	27	2
Payments	(7)	(8)

End of the year	$21	$1

        The Telcordia severance and related benefits will be paid within the next twelve months while the facilities shutdown accrual will be paid out over the lease terms through 2013. Until July 1, 2003, the special termination pension benefits were funded through Telcordia's pension assets and allocated to the participants' pension accounts as appropriate. These benefits are being paid from the pension trust as plan obligations and represents a non-cash charge to the Company. Commencing July 1, 2003, Telcordia discontinued using the pension assets to fund severance payments and started funding severance payments through cash flows from its operations. Telcordia has elected to resume funding potential severance payments as a special termination pension benefit from the pension plan as of April 1, 2004.

Note 21—Discontinued Operations:

        In January 1997, the Company formed a foreign joint venture, INTESA, with Venezuela's national oil company, PDVSA, to provide information technology services in Latin America. Since the formation of INTESA, the Company has held a 60% majority ownership in the joint venture with the remaining 40% owned by PDVSA. INTESA derived substantially all its revenues from an outsourcing services agreement with PDVSA. The basic term of the services agreement expired on June 30, 2002, but INTESA's services continued pursuant to the disentanglement phase of the services agreement. The parties negotiated for a possible renewal of the services agreement or purchase by PDVSA of SAIC's interest in INTESA, but as of January 31, 2003, no agreement was reached. Due to the suspension of operations, general work force strike and the relationship with PDVSA, the operations of the joint venture were not expected to and have not resumed. In 2003, INTESA was classified as discontinued operations. INTESA's revenues of $215 million and $324 million for 2003 and 2002, respectively, were part of the Non-Regulated Other segment and had represented 32% and 41% of Non-Regulated Other segment revenues for the respective years. An estimated loss of $7 million from a write-down of the Company's investment in INTESA was included in "Gain from discontinued operations of INTESA joint venture, net of income tax" for 2003. The effect of INTESA's income before income taxes, net of the loss on investment, was $3 million and $12 million for the years ended 2003 and 2002, respectively, and is reflected in "Gain from discontinued operations of INTESA joint venture, net of income tax" in the consolidated statements of income, net of related taxes of $3 million and $5 million for the respective years. Net assets of INTESA's discontinued operations are not significant.

Note 22—Commitments and Contingencies:

        The Company has various commitments as of January 31, 2004, which include outstanding letters of credit aggregating $186 million, principally related to guarantees on contracts with commercial and foreign customers, and outstanding surety bonds aggregating $83 million, principally related to performance and payment type bonds. Included in outstanding letters of credit is $113 million issued under the Company's five year revolving credit facility (Note 9).

        Telcordia instituted arbitration proceedings against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. In a Partial Award dated as of September 27, 2002, the arbitrator dismissed the counterclaims of Telkom South Africa and found that Telkom South Africa repudiated the contract. Telcordia initiated proceedings in the U.S. District Court for the District of Columbia to confirm the Partial Award. On July 20, 2003, the District Court dismissed Telcordia's petition to confirm the Partial Award, on the grounds that the court lacks personal jurisdiction over Telkom South Africa. Telcordia has appealed this ruling and a hearing before the U.S. Court of Appeals was held on April 1, 2004. In another set of proceedings, Telkom South Africa requested that the South African High Court set aside the Partial

Award, dismiss the Arbitrator and the International Court of Arbitration, and submit the dispute to a new arbitration panel in South Africa. On November 27, 2003, the South African High Court granted the relief requested by Telkom South Africa and ordered Telcordia to pay Telkom South Africa's legal costs for the High Court action. Telcordia filed a notice of appeal with the South African Supreme Court of Appeal of the South African High Court's decision. A hearing on Telcordia's application is scheduled for April 28, 2004. Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2004 and 2003.

        INTESA is involved in various legal proceedings. The Venezuelan Supreme Court has granted PDVSA's request for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligates INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA. PDVSA has taken certain actions, including denying INTESA access to certain of its facilities and assets, which the Company believes constitutes expropriation without compensation. On September 4, 2003, the Company filed a claim of approximately $10 million with the Overseas Protection Insurance Company, a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities ("OPIC"), on the basis that PDVSA and the Venezuelan government's conduct constituted the expropriation of our investment in INTESA without compensation. On February 24, 2004, OPIC made a finding that expropriation had occurred, but the value of the Company's claim has not been finalized. In addition, the Attorney General of Venezuela initiated a criminal investigation of INTESA alleging unspecified sabotage by INTESA employees. The SENIAT, the Venezuelan tax authority, has also filed a claim against INTESA for approximately $30 million for alleged non-payment of VAT taxes in 1998. In addition, SAIC Bermuda, in its capacity as shareholder, has been added at the request of PDVSA to a number of suits by INTESA employees claiming unpaid pension benefits. Our Venezuelan counsel advises that the Company does not have any legal obligation for these claims but given the unsettled and political nature of the Venezuelan environment, their outcome is uncertain. The Company has strongly recommended that INTESA file for bankruptcy as required under Venezuelan law, but PDVSA has refused to support such a filing. Many issues relating to INTESA, including the amount we will recover on our OPIC claim and the proposal for INTESA to file bankruptcy, remain unresolved. Under the 1997 outsourcing services agreement between INTESA and PDVSA, the Company guaranteed INTESA's obligations. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50 million. The Company's maximum obligation under the guarantee is $20 million based on PDVSA's 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee. The Company does not have any assets or liabilities recorded related to this discontinued operation as of January 31, 2004 and 2003.

        The Company has guaranteed debt of $13 million, representing 50% of certain credit facilities for its 50% owned joint venture, Data Systems and Solutions, LLC, which is accounted for under the equity method. In another one of the Company's investments in affiliates accounted for under the equity method, the Company is an investor in Danet Partnership GBR ("GBR"), a German partnership. GBR has an internal equity market similar to the Company's limited market. The Company is required to provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control and all GBR investors in the event of a change of control to put their GBR shares to the Company in exchange for the current fair value of those shares. The Company may pay the put price in shares of its common stock or cash. The Company does not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine with any certainty will occur. The maximum potential obligation, if the Company assumes all the current GBR employees are withdrawing from GBR, would be $10 million as of January 31, 2004. If the Company were to incur the maximum obligation and buy all the shares outstanding from the other investors, the Company would then own 100% of GBR.

        The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, as of January 31, 2004, the Company is not able to project the maximum potential amount of future payments it could be required to make under the guarantee but, based on current conditions, the likelihood of having to make any payment is remote. There currently is no liability recorded relating to this guarantee.

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

Note 23—Selected Quarterly Financial Data (Unaudited):

        Selected unaudited financial data for each quarter of the last two years is as follows:

	First Quarter(1)		Second Quarter(1)		Third Quarter(1)		Fourth Quarter
	(In millions, except per share amounts)
2004
Revenues		$1,496		$1,666		$1,751		$1,807
Operating income		$119		$125		$170		$126
Net income		$69		$91		$115		$76
Basic earnings per share(2)	$	..37	$	..49	$	..63	$	..41
Diluted earnings per share(2)		$.37		$.48		$.61		$.40
2003
Revenues		$1,353		$1,468		$1,540		$1,542
Operating income		$104		$123		$155		$117
Net income		$33		$41		$92		$80
Basic earnings per share(2)	$	..16	$	..20	$	..48	$	..43
Diluted earnings per share(2)		$.15		$.20		$.46		$.42

(1)
Amounts for the first, second and third quarters of 2003 have been reclassified to conform to the presentation of INTESA as discontinued operations.

(2)
Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13 . Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
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