Form 10-Q
period 2004-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2004-06-14
CIK 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM  10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Yes  ☐  No  ☒

As of May 31, 2004, the Registrant had 182,867,385 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 222,451 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in millions, except per share amounts)

	Three months ended April 30
	2004	2003

Revenues	$1,911	$1,496
Costs and expenses:
Cost of revenues	1,617	1,236
Selling, general and administrative expenses	145	140
Operating income	149	120

Non-operating income (expense):
Net gain (loss) on marketable securities and other investments, including impairment losses	3	(18)
Interest income	8	19
Interest expense	(22)	(17)
Other (expense) income, net	(2)	1
Minority interest in income of consolidated subsidiaries	(3)	(2)
Income from continuing operations before income taxes	133	103
Provision for income taxes	48	34
Income from continuing operations	85	69

Discontinued operations (Note 14):
Gain from discontinued operations of INTESA joint venture, net of income tax expense of $2 million	4
Net income	$89	$69

Earnings per share:
Basic:
Income from continuing operations	$.46	$.37
Discontinued operations, net of tax	.02
	$.48	$.37
Diluted:
Income from continuing operations	$.45	$.37
Discontinued operations, net of tax	.02
	$.47	$.37
Common equivalent shares:
Basic	184	186
Diluted	190	189

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	April 30, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$762	$1,100
Investments in marketable securities	1,351	1,265
Receivables, net	1,578	1,367
Prepaid expenses and other current assets	179	162
Deferred income taxes	34	34
Total current assets	3,904	3,928

Property, plant and equipment (less accumulated depreciation of $494 and $492 at April 30, 2004 and January 31, 2004, respectively)	463	472
Intangible assets	54	60
Goodwill	364	347
Prepaid pension assets	549	556
Other assets	126	130
	$5,460	$5,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,032	$1,013
Accrued payroll and employee benefits	326	457
Income taxes payable	200	193
Notes payable and current portion of long-term debt	55	50
Total current liabilities	1,613	1,713

Long-term debt, net of current portion	1,226	1,232
Deferred income taxes	46	49
Other long-term liabilities	273	271
Minority interest in consolidated subsidiaries	40	38
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,147	1,962
Retained earnings	261	348
Other stockholders’ equity	(116)	(92)
Accumulated other comprehensive loss	(32)	(30)
Total stockholders’ equity	2,262	2,190
	$5,460	$5,493

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in millions)

	Three months ended April 30
	2004	2003
Cash flows from operating activities:
Net income	$89	$69
Gain from discontinued operations, net of tax	(4)
Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities:
Depreciation and amortization	20	20
Non-cash compensation	81	65
Impairment losses on marketable securities		19
Other	4	3
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(207)	(29)
Prepaid expenses and other current assets	(14)	5
Deferred income taxes	(1)	2
Other assets	12	31
Accounts payable and accrued liabilities	20	(78)
Accrued payroll and employee benefits	(132)	(47)
Income taxes payable	31	17
Other long-term liabilities	15	(9)
	(86)	68
Cash flows from investing activities:
Expenditures for property, plant and equipment	(6)	(8)
Acquisitions of business units, net of cash acquired	(14)	(63)
Purchases of debt and equity securities available-for-sale	(206)	(6)
Proceeds from sale of investments in marketable securities and other investments	119
Other	(9)	(1)
	(116)	(78)
Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	5
Payments of notes payable and long-term debt	(4)
Dividends paid to minority interest stockholders	(1)
Sales of common stock	26	12
Repurchases of common stock	(162)	(118)
	(136)	(106)
Decrease in cash and cash equivalents from continuing operations	(338)	(116)
Cash and cash equivalents at beginning of period	1,100	1,095
Cash and cash equivalents at end of period	$762	$979

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$69	$37

Fair value of assets acquired in acquisitions	$17	$124
Cash paid in acquisitions	(14)	(63)
Issuance of common stock in acquisitions		(27)
Liabilities assumed in acquisitions	$3	$34

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 1 – Summary of Significant Accounting Policies:

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

Certain amounts for the three months ended April 30, 2003 have been reclassified in the condensed consolidated financial statements to conform to the presentation as of and for the three months ended April 30, 2004.

In the opinion of management, the unaudited financial information as of April 30, 2004 and for the three months ended April 30, 2004 and 2003 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof.  Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2004 Annual Report on Form 10-K.

Warranty Obligations

The majority of the Company’s warranty costs are incurred in connection with warranty provisions included in its subsidiary, Telcordia Technologies, Inc.’s (“Telcordia”) software development contracts. The Company generally offers a twelve month warranty for software defects. The liability is estimated based primarily on prior claims experience and current software license revenue subject to warranty obligations. The obligation is accrued as development contracts are performed. The Company assesses the adequacy of the reserve on a periodic basis to determine if any adjustments are necessary due to changes in actual spending by product or other factors. For the three months ended April 30, 2004, Telcordia experienced lower actual warranty costs primarily due to improved cost controls, resulting in a $2 million reduction in accrued warranty obligations and cost of revenues, which is reflected as total adjustments in the table below, compared to $4 million for the three months ended April 30, 2003. The changes in accrued warranty obligations are as follows (in millions):

January 31, 2004	$31
New warranties	5
Adjustments	(2)
Payments	(5)
April 30, 2004	$29

Common Stock

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05.  As of April 30, 2004 and January 31, 2004, 181,713,000 and 181,221,000 shares of Class A common stock, respectively, and 222,000 and 226,000 shares of Class B common stock, respectively, were issued and outstanding. Each share of Class B common stock is convertible into 20 shares of Class A common stock.  Class A and Class B common stock are collectively referred to as common stock in the condensed consolidated financial statements and notes to condensed consolidated financial statements and are shown assuming that the Class B common stock was converted into Class A common stock.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as described in Note 1 of the notes to consolidated financial statements of the Company’s 2004 Annual Report on Form 10-K:

	Three months ended April 30
	2004	2003
	(In millions, except per share amounts)

Net income, as reported	$89	$69
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(7)	(8)
Pro forma net income	$82	$61

Earnings per share:
Basic – as reported	$.48	$.37
Basic – pro forma	$.44	$.33

Diluted – as reported	$.47	$.37
Diluted – pro forma	$.43	$.32

Note 2 – Business Segment Information:

The following summarizes interim business segment information:

	Three months ended April 30
	2004	2003
	(In millions)
Revenues:
Regulated	$1,594	$1,168
Non-Regulated Telecommunications	206	226
Non-Regulated Other	121	103
Corporate	(10)	(1)
Total reportable segment revenues	$1,911	$1,496

Segment operating income (loss):
Regulated	$126	$93
Non-Regulated Telecommunications	36	38
Non-Regulated Other	7	5
Corporate	(25)	(16)
Total reportable segment operating income	$144	$120

As discussed in more detail in Note 2 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K, certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Government Cost Accounting Standards.  Corporate expense variances to these allocations and an internal interest charge or credit are retained in the corporate line item. In certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items are excluded from the evaluation of a business unit’s (“BU”) operating performance. Those revenue and expense items excluded from the BU’s performance reporting are reflected in the corporate line item. Elimination of intersegment revenues is also reflected in the corporate line item. Sales between segments were $12 million and $6 million for the three months ended April 30, 2004 and 2003, respectively, and were recorded at cost.  The majority of the increase in segment operating loss for the corporate line item for the three months ended April 30, 2004 was due to higher interest charge related to the Regulated segment, which earned a corresponding higher interest credit due to improved management of their capital resources, and due to higher unallocated accrued incentive compensation costs as a result of growth in segment operating income in our Regulated segment.

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended April 30
	2004	2003
	(In millions)
Depreciation and amortization:
Regulated	$9	$4
Non-Regulated Telecommunications	8	13
Non-Regulated Other	1	1
Corporate	2	2
Total consolidated and reportable segment depreciation and amortization	$20	$20

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended April 30
	2004	2003
	(In millions)

Total reportable segment operating income	$144	$120
Investment activities		(1)
Equity in loss (income) of unconsolidated affiliates	2	(1)
Minority interest in income of consolidated subsidiaries	3	2
Total consolidated operating income	$149	$120

Note 3 – Receivables:

Receivables include $35 million of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at April 30, 2004.

Note 4 – Derivative Financial Instruments:

Interest Rate Risk

In February 2004, the Company entered into new interest rate swap agreements to convert the fixed interest payments on its $95 million 6.75% notes to a floating rate, based on six-month LIBOR plus a margin, in order to better balance the fixed and floating rate debt obligations.  These swap agreements are designated as fair value hedges of changes in the notes’ fair value and are fully effective in offsetting the change in fair value of the underlying notes for the three months ended April 30, 2004.

As more fully described in Note 8 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K, the Company uses other forward interest rate swap agreements to manage its interest rate risk.  For the three months ended April 30, 2004 and 2003, the net impact on the consolidated statements of income of all outstanding swap agreements was not material.  At April 30, 2004, the combined fair value of all of the Company’s interest rate swap agreements was $15 million, of which $3 million and $12 million were reflected in other accrued liabilities and other long-term liabilities, respectively.

Foreign Currency Risk and Other Derivatives

For the three months ended April 30, 2004 and 2003, net losses on foreign currency forward exchange contracts and other derivatives were not material.

Note 5 – Acquisitions of Businesses:

During the three months ended April 30, 2004, the Company completed one acquisition for a purchase price of approximately $15 million, which consisted of approximately $14 million in cash and future acquisition payments of $1 million.  The amount of purchase price assigned to identifiable intangible assets and goodwill was $3 million and $9 million, respectively.  This acquisition has been recorded based on preliminary financial information. This acquisition is not considered a material business combination for financial reporting, therefore, pro forma financial information is not presented.

During the three months ended April 30, 2004, the Company issued shares of its common stock with a fair value of $7 million to settle accrued acquisition costs related to a prior year acquisition.

Subsequent to April 30, 2004, the Company completed an acquisition of a business in which its subsidiary, SAIC Venture Capital Corporation, held an equity interest.  The total purchase price was approximately $66 million, which consisted of approximately $60 million in cash and future acquisition payments of $6 million.

Note 6 – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the three months ended April 30, 2004 are as follows:

	Regulated	Non- Regulated Telecom- munications	Non- Regulated Other	Total
	(In millions)
Goodwill at January 31, 2004	$277	$46	$24	$347
Acquisitions	9			9
Adjustments	8			8
Goodwill at April 30, 2004	$294	$46	$24	$364

Goodwill adjustments of $8 million for the three months ended April 30, 2004 were a result of adjustments to net assets acquired from a prior year acquisition.

Intangible assets as of April 30, 2004 and January 31, 2004 consist of the following:

	April 30, 2004			January 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
	(In millions)
Amortizable intangible assets:
Software and technology	$45	$29	$16	$44	$27	$17
Patents	12	5	7	12	5	7
Customer contracts	16	4	12	14	3	11
Non-compete agreements	22	5	17	27	3	24
Other	2		2	2	1	1
Total amortizable intangible assets	$97	$43	$54	$99	$39	$60

Software and technology and customer contracts with a gross carrying value of $2 million became fully amortized at January 31, 2004 and, therefore, are no longer reflected in the gross carrying value at April 30, 2004.  In addition, customer contracts and non-compete agreements arising from prior year acquisitions were reduced by $3 million as a result of post-acquisition adjustments.  Amortization expense related to amortizable intangible assets was $6 million and $2 million for the three months ended April 30, 2004 and 2003, respectively.  Based on the intangible assets as of April 30, 2004, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows (in millions):

Year ending January 31
2005	$23
2006	17
2007	10
2008	5
2009	1
Thereafter	4
$60

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

For the three months ended April 30, 2004 and 2003, the Company did not recognize an impairment loss on intangible assets.

Note 7 – Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows borrowings until July 2007 and (ii) a 364-day revolving credit facility of up to $250 million, which expires in July 2004.  Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate.  The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount.

The Company has a foreign customer contract with bonding requirements, some of which have been met through the issuance of standby letters of credit under the five-year revolving credit facility in the approximate dollar equivalent of $107 million.  The standby letters of credit reduce the amount available for borrowings under the five-year revolving credit facility.  The Company expects to utilize the five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150 million through August 2004, and any such utilization would further reduce the amount available for borrowing. The Company pays fees for the standby letters of credit issued under the five-year revolving credit facility, but the outstanding standby letters of credit are not considered borrowings and the Company does not incur related interest cost.

As of April 30, 2004, the entire $250 million under the 364-day revolving credit facility was available and $393 million of the five-year revolving credit facility was available.  These credit facilities contain customary affirmative and negative covenants.  The financial covenants contained in the credit facilities require the Company to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 2.75 to 1.0 for each period of four consecutive fiscal quarters.  These covenants also restrict certain of the Company’s activities, including, among other things, the Company’s ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations.  The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties.  As of April 30, 2004, the Company is in compliance with all the financial covenants under the credit facilities.

Note 8 – Accumulated Other Comprehensive Loss and Comprehensive Income:

As of April 30, 2004 and January 31, 2004, accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments as follows:

	April 30 2004	January 31 2004
	(In millions)
Accumulated other comprehensive gains (losses) from:
Unrealized net (loss) gain on marketable securities	$(1)	$2
Unrealized net loss on derivative instruments	(15)	(16)
Minimum pension liability adjustments	(14)	(14)
Foreign currency translation adjustments	(2)	(2)
	$(32)	$(30)

Comprehensive income, which combines net income, unrealized gains and losses on the Company’s available-for-sale marketable securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments, consists of the following:

	Three months ended April 30
	2004	2003
	(In millions)
Net income	$89	$69
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable securities	(3)	2
Unrealized loss on derivatives		(2)
Foreign currency translation adjustments		(1)
Other	1	1
	(2)	—
Total comprehensive income	$87	$69

Note 9 – Pension and Other Postretirement Plans:

Components of net periodic benefit cost are as follows:

	Pension benefits		Postretirement benefits other than pensions
	Three months ended April 30
	2004	2003	2004	2003
	(In millions)
Service cost	$7	$8
Interest cost	24	24	$3	$4
Expected return on plan assets	(32)	(34)	(1)	(1)
Amortization of net actuarial loss	10	4	3	1
Amortization of prior service cost	(1)		(5)	(1)
Net periodic benefit cost	$8	$2	$—	$3

Company Contributions

The Company previously disclosed in its financial statements for the year ended January 31, 2004, that it expected to contribute $5 million to its defined benefit pension plans and $10 million to the Telcordia other postretirement benefit plans in 2005.  As of April 30, 2004, the Company’s contributions as planned and disclosed in its 2004 Annual Report on Form 10-K have not significantly changed.

Pension Curtailment

As noted in the Company’s 2004 Annual Report on Form 10-K, on April 15, 2004, Telcordia communicated to all participants in its defined benefit pension plans a plan to redesign pension benefits. Effective January 1, 2005, the Company will be freezing the four defined benefit pension plans such that there will be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date remain unchanged. In consideration for future service, Telcordia will implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees can participate. The redesign of pension benefits triggers a curtailment of the benefit obligation and a remeasurement of the plans as of April 15, 2004, which is the second quarter for the plan because the plan is measured on a calendar year basis.  The plan’s calendar year results are reflected in the Company’s financial statements on a fiscal year basis, consequently the curtailment and remeasurement of the plans will be included in results for the three months ended July 31, 2004.  The Company is in the process of remeasuring the plans and updating its actuarial calculations and currently estimates that the plan curtailment will result in a curtailment gain of $17 million related to the immediate recognition of unrecognized negative prior service cost and an approximate $5 million reduction in pension expense in 2005 from the curtailment of the defined benefit obligation.

Postretirement Health and Life Insurance Benefits

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law.  The Act expanded Medicare by introducing a prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits similar to those as the Act.  In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP”) which applies only to sponsors of a single-employer defined benefit postretirement health care plan when the employer qualifies for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the cost of the prescription drug benefits.  The FSP provides guidance on the accounting for the effects of the Act and is effective for the interim period beginning August 1, 2004.  The Company is currently evaluating whether the benefits provided by its other postretirement benefit plans are actuarially equivalent to Medicare Part D under the Act and, therefore, eligible for the federal subsidy.  If the Company is eligible for the subsidy, the subsidy would reduce the service cost component of the net periodic postretirement benefit cost and reduce the accumulated postretirement benefit obligation that would be accounted for as an actuarial gain and amortized over the service period.  As of April 30, 2004, the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs do not reflect the effects of the Act.

Note 10 – Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows:

	Three months ended April 30
	2004	2003
	(In millions, except per share amounts)
BASIC EPS:
Net income	$89	$69
Weighted average shares	184	186
Basic EPS	$.48	$.37

DILUTED EPS:
Net income	$89	$69
Weighted average shares	184	186
Effect of:
Stock options	5	3
Other stock awards	1
Weighted average shares, as adjusted	190	189
Diluted EPS	$.47	$37

Note 11 – Net Gain (Loss) on Marketable Securities and Other Investments, Including Impairment Losses:

Net gain (loss) on marketable securities and other investments, including impairment losses, consists of the following:

	Three months ended April 30
	2004	2003
	(In millions)
Net gain on sale of investments	$3	$1
Impairment losses		(19)
	$3	$(18)

For the three months ended April 30, 2004, the Company had no impairment losses on its marketable and private equity securities due to declines in fair market value that were deemed to be other-than-temporary.  Of the total impairment losses for the three months ended April 30, 2003, substantially all of the losses were impairments related to the Company’s private equity securities.

Note 12 – Commitments and Contingencies:

As previously disclosed in the Company’s 2004 Annual Report on Form 10-K, Telcordia instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. On March 3, 2004, the High Court judge denied Telcordia’s motion for leave to appeal his ruling. Telcordia is now seeking leave directly from the South African Supreme Court of Appeal to appeal the judge’s ruling. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed.  Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2004 and January 31, 2004.

The Company’s discontinued joint venture operations, INTESA, is involved in various legal proceedings as described in the Company’s 2004 Annual Report on Form 10-K.  The outstanding OPIC claim was settled as further described in Note 14.  The Company guaranteed INTESA’s obligations under the 1997 outsourcing services agreement between INTESA and PDVSA, INTESA’s other stockholder. The Company’s maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee. Other than the OPIC claim receivable as of April 30, 2004 (Note 14), the Company does not have any assets or liabilities recorded related to this discontinued operation as of April 30, 2004 and January 31, 2004.

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

Note 13 – Restructuring Costs:

During the three months ended April 30, 2004, the Company’s Telcordia subsidiary continued to have involuntary workforce reductions of 76 employees to realign its staffing levels with demand for its products and services.  For the three months ended

April 30, 2004 and 2003, Telcordia recorded a total restructuring charge of $2 million and $3 million, respectively.  The restructuring charge consisted of special termination pension benefits and workforce reduction costs for severance benefits and extension of medical benefits.

The changes in accrued liabilities related to the realignment in the Regulated segment, as described in Note 20 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K, and the Telcordia restructuring activities are as follows (in millions):

Balance at January 31, 2004	$21
Additions	1
Payments	(11)
Adjustments	—
April 30, 2004	$11

Note 14 – Discontinued Operations:

In 2003, the Company’s foreign joint venture, INTESA, was classified as discontinued operations as further described in Note 21 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K.  INTESA is involved in various legal proceedings. The Venezuelan Supreme Court granted a request by PDVSA, INTESA’s other stockholder, for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligates INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA. PDVSA has taken certain actions, including denying INTESA access to certain of its facilities and assets, which the Company believes constitutes expropriation without compensation. On September 4, 2003, the Company filed a claim of approximately $10 million with the Overseas Protection Insurance Company (“OPIC”), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities, on the basis that PDVSA and the Venezuelan government’s conduct constituted the expropriation of the Company’s investment in INTESA without compensation. On February 24, 2004, OPIC made a finding that expropriation had occurred and subsequent to April 30, 2004, OPIC settled the claim with the Company for approximately $6 million. OPIC received certain rights with respect to the Company’s 60% ownership interest in INTESA.  This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain on discontinued operations of $4 million, net of income tax expense of approximately $2 million for the three months ended April 30, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have three reportable segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other. Business units in our Regulated segment provide technical services and products primarily for departments and agencies of the U.S. Government through contractual arrangements as either a prime contractor or subcontractor to other contractors. Business units in the Non-Regulated Telecommunications segment, which consists of our Telcordia subsidiary, provide technical services and products primarily for customers in the telecommunications industry. Business units in the Non-Regulated Other segment provide technical services and products primarily to customers in commercial and international markets. For further discussion of our segments, refer to Note 2 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K.

The following table highlights several key financial data for the three months ended April 30, 2004 and 2003 and as of April 30, 2004 and January 31, 2004:

	Three months ended April 30
	2004	2003
	(In millions)
Consolidated revenues	$1,911	$1,496
Consolidated segment operating income	$144	$120
Net income	$89	$69
Cash flows (used for) from operating activities	$(86)	$68
Cash used for acquisitions of business units	$14	$63
Cash used for repurchases of common stock	$162	$118

	April 30 2004	January 31 2004
	(In millions)
Cash and cash equivalents and short-term investments	$2,113	$2,365
Notes payable and long-term debt	$1,281	$1,282

Our consolidated revenues for the three months ended April 30, 2004 grew 28% over the same period of the prior year, as growth of 36% from our U.S. Government customers and 17% from our non-telecommunications commercial customers more than offset the decline at our Telcordia telecommunications business. We expect our U.S. Government revenues to continue to increase and also expect the decline in Telcordia’s telecommunications revenues to stabilize during 2005.

For the three months ended April 30, 2004, our consolidated segment operating income, as defined on page 17, grew 20% over the same period of the prior year and grew more slowly than revenue because our highest-margin segment, the Non-Regulated Telecommunications segment, represented a smaller fraction of consolidated revenues. We expect segment operating income growth from our government business to continue to offset a decline in the Non-Regulated Telecommunications segment operating income during 2005.

Our net income increased 29% for the three months ended April 30, 2004 and grew more rapidly than segment operating income because of improvement in our investment results. We did not record any investment impairment losses for the three months ended April 30, 2004 compared to $19 million of investment impairment losses for the same period of the prior year.  We do not expect investment impairments to be significant during 2005. Compared to the same period of the prior year, net interest expense for the three months ended April 30, 2004 increased due to interest expense on our higher level of long-term debt.  In addition, interest income received last year on an Internal Revenue Service (“IRS”) refund decreased net interest expense for the three months ended April 30, 2003. We hope to offset our net interest expense with greater cash flow from operations as our business continues to grow both organically and from acquisitions as we plan to continue deploying more of our cash resources in connection with acquisitions for the remainder of 2005.

At April 30, 2004, cash and cash equivalents and short-term investments totaled $2.1 billion. In addition, we had $643 million available under our revolving credit facilities. Notes payable and long-term debt totaled $1.3 billion, with long-term debt maturities primarily between calendar 2012 and 2033.

Cash flows from operating activities decreased for the three months ended April 30, 2004 because of working capital investment required by our higher revenue growth. Working capital and accounts receivable management remain significant areas of focus. We expect cash flows from operating activities to increase during the remainder of 2005.

We used $14 million of cash during the three months ended April 30, 2004 in connection with a business acquisition. We intend to continue to make acquisitions as part of our overall growth strategy and expect that the use of cash in connection with acquisitions will increase in the future.

Repurchases of our common stock increased during the three months ended April 30, 2004 as a result of an increase in the number of shares offered for sale above the number of shares sought to be purchased in our quarterly stock trade.  This increase was primarily the result of the sale of approximately 1.1 million shares in the April 2004 quarterly trade by our 79 year old founder and chairman whose term on the Board expires in July 2004. This sale was previously disclosed in SEC filings.  We have the right, but are not obligated to purchase shares in the limited market on any trade date.

We intend the following discussion and analysis of our financial condition and results of operations to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

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

We have several critical accounting policies, which were discussed in our 2004 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  During the three months ended April 30, 2004, we have not adopted any new accounting policies that are considered critical accounting policies.

Pension and other postretirement benefit plans – As noted in our 2004 Annual Report on Form 10-K, on April 15, 2004, Telcordia communicated to all participants in its defined benefit pension plans a plan to redesign pension benefits. Effective January 1, 2005, we will be freezing the four defined benefit pension plans such that there will be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date remain unchanged. In consideration for future service, Telcordia will implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees can participate. The redesign of pension benefits triggers a curtailment of the benefit obligation and a remeasurement of the plans as of April 15, 2004, which is the second quarter for the plan because the plan is measured on a calendar year basis.  The plan’s calendar year results are reflected in our financial statements on a fiscal year basis, consequently the curtailment and remeasurement of the plans will be included in results for the three months ended July 31, 2004.  We are in the process of remeasuring the plans and updating our actuarial calculations and currently estimate that the plan curtailment will result in a curtailment gain of $17 million related to the immediate recognition of unrecognized negative prior service cost and an approximate $5 million reduction in pension expense in 2005 from the curtailment of the defined benefit obligation.

Review of Continuing Operations

Revenues

The following table summarizes changes in consolidated and segment revenues on an absolute basis and segment revenues as a percentage of consolidated revenues for the three months ended April 30, 2004 and 2003:

	Three months ended April 30
	2004	2003
	($ in millions)
Consolidated revenues	$1,911	$1,496
Increase over the same period of the prior year	28%

Regulated segment revenues	$1,594	$1,168
Increase over the same period of the prior year	36%
As a percentage of consolidated revenues	83%	78%

Non-Regulated Telecommunications segment revenues	$206	$226
Decrease over the same period of the prior year	(9)%
As a percentage of consolidated revenues	11%	15%

Non-Regulated Other segment revenues	$121	$103
Increase over the same period of the prior year	17%
As a percentage of consolidated revenues	6%	7%

Consolidated revenues increased for the three months ended April 30, 2004 primarily due to growth in revenues from our U.S. Government customers in our Regulated segment. The growth in our Regulated and Non-Regulated Other segments for the three months ended April 30, 2004 more than offset the decline in revenue from our commercial customers in the Non-Regulated Telecommunications segment.  While revenues from our telecommunications commercial customers decreased for the three months ended April 30, 2004, the rate of decline is lower than declines we experienced in the past two years.  Based on the current level of backlog and contract outlook for 2005, it appears that the decline in our Non-Regulated Telecommunications segment is beginning to stabilize.

The growth in our Regulated segment revenues for the three months ended April 30, 2004 was the result of growth in our traditional business areas with departments and agencies of the U.S. Government.  Our growth also reflects the increased budgets of our customers in the national security business area. Approximately 5% of the growth in revenues for the three months ended April 30, 2004 was a result of acquisitions made after April 30, 2003, while the remaining 31% represented internal growth. During the three months ended April 30, 2004, we also recognized an unusually high level of material and subcontract revenues as described more fully below.  We derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, and therefore, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year.  In general, obtaining U.S. Government contracts remains a highly competitive process. We continue to increase revenues with the U.S. Government in the service type contracts that are competitively priced utilizing lower cost structures. This constant growth reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

The decline in our Non-Regulated Telecommunications segment revenues for the three months ended April 30, 2004 was primarily attributable to the maintenance and enhancement contracts with the Regional Bell Operating Companies (“RBOCs”) that were renewed at a lower price for calendar year 2004. Telcordia historically has derived a majority of its revenues from the RBOCs. As a result of the changes and continuing challenges in the marketplace, Telcordia’s customers, particularly the RBOCs, continue to reduce their contract spending and place significant pressure on Telcordia to reduce prices and accept less favorable terms on existing and future contracts.  Competition for these services is increasing as certain software companies offer competing capabilities in certain areas and several of the RBOCs utilize their own information technology staffs. Telcordia is focused on opportunities for growth through the introduction of new products and diversification into new customers and markets. However, loss of business from the RBOCs or other commercial customers in the global telecommunications market could further reduce revenues and continue to adversely impact our business.

The increase in our Non-Regulated Other segment revenues for the three months ended April 30, 2004 was attributable to higher revenues in our transportation and security systems business area, including from a Canadian acquisition completed late in 2004.  In addition, revenues increased because of exchange rate changes between the U.S. dollar and the British pound, which caused a relatively constant level of local United Kingdom revenues to be translated to a higher level of U.S. dollars in our condensed consolidated financial statements.

Revenues from our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass-through of costs for material and subcontract (“M&S”) efforts, which primarily occur on large, multi-year systems integration type contracts. At April 30, 2004, we had approximately 43,400 full-time and part-time employees compared to 40,200 at April 30, 2003.  M&S revenues were $629 million and $395 million for the three months ended April 30, 2004 and 2003, respectively.  M&S revenues as a percentage of consolidated revenues increased to 33% for the three months ended April 30, 2004 from 26% for the same period of the prior year as certain systems engineering and integration contracts in the Regulated segment had significant quantities of materials delivered and integrated during the three months ended April 30, 2004.  The contract types we enter into with our customers can impact our revenues and segment operating income.  The percentage of our revenues attributable to the higher risk, firm fixed-price (“FFP”) contracts increased to 24% for the three months ended April 30, 2004 compared to 23% for the same period of the prior year.  We assume greater performance risk on FFP contracts, and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses.  Fixed-price level-of-effort and time-and-materials type contracts represented 36% and 34% of revenues for the three months ended April 30, 2004 and 2003, respectively, while cost reimbursement contracts were 38% and 40% for the same periods, respectively, and target cost and fee with risk sharing contracts were 2% and 3% for the same periods, respectively.

Cost of Revenues

The following table summarizes cost of revenues as a percentage of revenues:

	Three months ended April 30
	2004	2003
Consolidated cost of revenues as a percentage of consolidated revenues	84.6%	82.6%
Segment cost of revenues:
Regulated as a percentage of its revenues	87.7%	87.2%
Non-Regulated Telecommunications as a percentage of its revenues	57.7%	57.1%
Non-Regulated Other as a percentage of its revenues	75.9%	75.7%

Consolidated cost of revenues as a percentage of consolidated revenues is impacted by our mix of commercial and government business. The increase in consolidated cost of revenues as a percentage of consolidated revenues for the three months ended April 30, 2004 is primarily attributable to changes in the relative revenues among our three business segments. Our revenues from our commercial customers have more of their associated costs in selling, general and administrative (“SG&A”) as opposed to cost of revenues. Therefore, the lower mix of revenues from our Non-Regulated Telecommunications for the three months ended April 30, 2004 primarily caused the overall cost of revenues to increase as a percentage of revenues.

Cost of revenues as a percentage of revenues for the Regulated segment increased for the three months ended April 30, 2004 primarily due to lower margins realized on the high level of M&S revenues described earlier.

The increase in Non-Regulated Telecommunications segment cost of revenues as a percentage of its revenues for the three months ended April 30, 2004 primarily reflects lower prices charged to the RBOCs on maintenance and enhancement contracts and higher pension accounting expense.

Non-Regulated Other segment cost of revenues as a percentage of its revenues did not change significantly.

SG&A

SG&A expenses are comprised of general and administrative (“G&A”), bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses. The following table summarizes SG&A as a percentage of revenues:

	Three months ended April 30
	2004	2003
Consolidated SG&A as a percentage of consolidated revenues	7.6%	9.4%
Segment SG&A:
Regulated as a percentage of its revenues	4.2%	4.6%
Non-Regulated Telecommunications as a percentage of its revenues	29.0%	30.3%
Non-Regulated Other as a percentage of its revenues	18.7%	20.4%

SG&A in the Regulated segment decreased as a percentage of its revenues for the three months ended April 30, 2004 primarily because we have continued to largely maintain the existing level of administrative cost while supporting our revenue growth.  The levels of B&P and IR&D activities and costs have not significantly fluctuated.

SG&A in the Non-Regulated Telecommunications segment decreased as a percentage of its revenues for the three months ended April 30, 2004 primarily due to decreased G&A and B&P costs as a percentage of its revenues, also as a result of tight cost control.  IR&D costs increased slightly as a percentage of its revenues for the three months ended April 30, 2004.

SG&A in the Non-Regulated Other segment decreased as a percentage of its revenues for the three months ended April 30, 2004 primarily due to the overall increase in revenues.  Absolute spending has remained relatively constant for the three months ended April 30, 2004 compared to the same period of the prior year.

Realignment and Restructuring Charges

Included in cost of revenues and SG&A for the three months ended April 30, 2004 are total costs of $2 million for special termination pension benefits, severance and extension of medical benefits related to restructuring activities at Telcordia.

The changes in accrued liabilities related to the realignment activities in the Regulated segment as described in Note 20 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K and the Telcordia restructuring activities are as follows (in millions):

January 31, 2004	$21
Additions	1
Payments	(11)
Adjustments	—
April 30, 2004	$11

Segment Operating Income (“SOI”)

SOI, which is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is considered a non-GAAP financial measure. We use SOI as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less non-recurring gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, plus minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a more comprehensive view of our ongoing business operations and, therefore, is more useful in understanding our operating results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation. In accordance with SFAS No. 131, for the three months ended April 30, 2004 and 2003, the reconciliation of consolidated SOI of $144 million and $120 million, respectively, to consolidated operating income of $149 million and $120 million, respectively, is shown in Note 2 of the notes to condensed consolidated financial statements.

The following table summarizes changes in SOI on an absolute basis and as a percentage of segment revenues:

	Three months ended April 30
	2004	2003
	($ in millions)
Consolidated SOI	$144	$120
Increase over the same period of the prior year	20%
As a percentage of consolidated revenues	7.5%	8.0%

Regulated SOI	$126	$93
Increase over the same period of the prior year	35%
As a percentage of its revenues	7.9%	8.0%

Non-Regulated Telecommunications SOI	$36	$38
Decrease over the same period of the prior year	(5)%
As a percentage of its revenues	17.5%	16.8%

Non-Regulated Other SOI	$7	$5
Increase over the same period of the prior year	40%
As a percentage of its revenues	5.8%	4.9%

The increase in Regulated SOI for the three months ended April 30, 2004, on an absolute basis, primarily reflects higher revenues.  Regulated SOI decreased slightly as percentage of its revenues for the three months ended April 30, 2004, as we experienced an increase in certain FFP contract losses and lower margins on the high level of M&S revenues that were partially offset by lower SG&A expenses.

The decrease in Non-Regulated Telecommunications SOI for the three months ended April 30, 2004, on an absolute basis, and the increase as a percentage of its revenues is the net result of the following key factors previously discussed above in “Cost of Revenues” and “SG&A:”

Reducing SOI:

•                  Lower revenues

•                  Price reductions due to increased pressure from customers

•                  Higher pension accounting expense

Increasing SOI:

•                  Reduced warranty costs of $2 million

•                  Other cost reduction initiatives

The increase in our Non-Regulated Other SOI, on an absolute basis and as percentage of revenues, was primarily attributable to an increase in revenues without a proportional increase in SG&A expenses.

As discussed in more detail in Note 2 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K, our total reportable segment operating income includes a corporate line item that represents corporate expenses and certain revenue and expense items that are not allocated to our operating business units and that are excluded from the evaluation of the business units’ operating performance. Corporate segment operating expenses were $25 million and $16 million for the three months ended April 30, 2004 and 2003, respectively. The majority of the increase for the three months ended April 30, 2004 was due to a higher internal interest charge primarily related to our Regulated segment, which earned a corresponding higher interest credit due to improved management of their capital resources, and due to higher unallocated accrued incentive compensation costs as a result of improved segment operating income in our Regulated segment.

Other Income Statement Items

Interest Income and Interest Expense

For the three months ended April 30, 2004, average interest rates and our average cash balances were relatively consistent with the same period of the prior year, however, interest income was higher for the three months ended April 30, 2003 because of interest received from a favorable audit settlement with the IRS for a refund of research tax credits.

Interest expense increased for the three months ended April 30, 2004 compared to the same period of the prior year as a result of recognizing three months of interest on the $300 million debt issued in June 2003.  Interest expense also reflects interest on our other outstanding public debt securities issued in June 2002 and January 1998, a building mortgage, deferred compensation arrangements and notes payable.

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

In accordance with our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair value, we determined that no declines in the fair value of our marketable and private equity securities had occurred that were deemed to be other-than-temporary in nature for the three months ended April 30, 2004.  Therefore, we did not record any impairment losses for the three months ended April 30, 2004.  The $19 million of impairment losses for the three months ended April 30, 2003 were primarily related to our private equity investments.  As of April 30, 2004, we hold $2 million of publicly-traded equity and debt securities and $100 million of private equity securities.

Provision for Income Taxes

The provision for income taxes as a percentage of income before income taxes was 36.0% for the three months ended April 30, 2004 compared to 32.7% for the same period of the prior year.  The low effective tax rate for the three months ended April 30, 2003 was primarily the result of a favorable federal audit settlement with the IRS.  The tax rate for 2005 could increase as a result of proposed federal legislation that could eliminate or limit charitable contributions.  Additionally, the federal tax credit for research activities is scheduled to expire on June 30, 2004 and may not be extended or could be reinstated after June 30, 2004 without retroactivity.  If the final federal legislation allows charitable contributions and the research tax credit is extended, the 2005 tax rate could be lower.

Discontinued Operations

In 2003, our foreign joint venture, INTESA, was classified as discontinued operations as further described in Note 21 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K.  INTESA is involved in various legal proceedings. The Venezuelan Supreme Court granted a request by PDVSA, INTESA’s other stockholder, for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligates INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA. PDVSA has taken certain actions, including denying INTESA access to certain of its facilities and assets, which we believe constitutes expropriation without compensation. On September 4, 2003, we filed a claim of approximately $10 million with the Overseas Protection Insurance Company (“OPIC”), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities, on the basis that PDVSA’s and the Venezuelan government’s conduct constituted the expropriation of our investment in INTESA without compensation. On February 24, 2004, OPIC made a finding that expropriation had occurred and subsequent to April 30, 2004, OPIC settled our claim for approximately $6 million.  OPIC received certain rights with respect to our 60% ownership interest in INTESA.  This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain on discontinued operations of $4 million, net of income tax expense of approximately $2 million for the three months ended April 30, 2004.

Liquidity and Capital Resources

Cash and Cash Flows

Cash and cash equivalents and short-term investments in marketable securities totaled $2.1 billion and $2.4 billion at April 30, 2004 and January 31, 2004, respectively. Our primary sources of liquidity during the three months ended April 30, 2004 were funds provided by operations and existing cash and cash equivalents. We also have two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows borrowings until July 2007 and (ii) a 364-day revolving credit facility of up to $250 million, which expires on July 28, 2004. Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During the three months ended April 30, 2004, we did not borrow under either of our credit facilities, however, the amount available for borrowings on our five-year revolving credit facility was reduced due to a foreign customer contract with bonding requirements, some of which have been met through the issuance of standby letters of credit under our five-year revolving credit facility in the approximate dollar equivalent of $107 million. We expect to utilize the five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150 million through August 2004, and any such utilization would further reduce the amount available for borrowing. As of April 30, 2004, the entire $250 million under our 364-day revolving credit facility was available and $393 million of the five-year revolving credit facility was available. Our credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require us to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 2.75 to 1.0. These covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of April 30, 2004, we were in compliance with all financial covenants under the credit facilities.

We used $86 million of cash in operating activities for the three months ended April 30, 2004 compared to cash of $68 million generated from operating activities for the same period of the prior year. Use of cash increased for the three months ended April 30, 2004 because net cash of $302 million was used for working capital needs compared to $132 million for the same period of the prior year.  The increase in net cash used in working capital for the three months ended April 30, 2004 was primarily a result of growth in receivables attributable to the overall revenue growth and timing of customer billing and collections on certain of our receivables.  In addition, payments for salaries and wages were higher in the three months ended April 30, 2004, mainly due to timing of pay dates.  The last pay period for the three months ended April 30, 2004 was paid prior to April 30, 2004 while the same pay period in the prior year was paid after April 30, 2003.

We used $116 million of cash in investing activities for the three months ended April 30, 2004 compared to a use of $78 million for the same period of the prior year.  For the three months ended April 30, 2004, we used cash primarily to purchase debt securities, which are managed as investment portfolios by outside investment managers.  For the same period of the prior year, we used cash primarily for the acquisition of businesses.

We used $136 million and $106 million in financing activities for the three months ended April 30, 2004 and 2003, respectively, primarily for repurchases of our common stock, as described below:

	Three months ended April 30
	2004	2003
	(In millions)

Repurchases of common stock:
Quarterly stock trade	$103	$49
401(k) and retirement and profit sharing plans	21	26
Upon employee terminations	15	19
Other stock transactions	23	24
Total	$162	$118

The increase in repurchases in the quarterly stock trade for the three months ended April 30, 2004 is primarily attributable to an increase in the number of shares offered for sale above the number of shares sought to be purchased in our quarterly stock trade. This increase was primarily the result of the sale of approximately 1.1 million shares in the April 2004 quarterly trade by our 79 year old founder and chairman whose term on the Board expires in July 2004.  This sale was previously disclosed in SEC filings.  Although we have no obligation to make purchases in the quarterly stock trades, we have repurchased the excess of the shares offered for sale above the number of shares sought to be purchased by authorized buyers in recent quarterly trades.  The number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions.  Repurchases of our shares reduces the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheet. If we continue to experience net share repurchases in quarterly trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings will decline and this ultimately could result in an accumulated deficit within our stockholders’ equity.

As discussed in our 2004 Annual Report on Form 10-K, there is no public market for our Class A common stock.  A limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.”  Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. All sales in the limited market are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 25 of our 2004 Annual Report on Form 10-K.  If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased through authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell such stock in that trade.  Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date.  There is no assurance that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

Managing our cash flow continues to be a key area of focus.  We expect our cash flows from operating activities to increase during the remainder of 2005.  Based on our existing cash, cash equivalents, short-term investments in marketable securities, borrowing capacity and planned cash flows from operations, we expect to have sufficient funds for the remainder of 2005 for our operations, capital expenditures, stock repurchases, business acquisitions and equity investments, and to meet our contractual obligations, including interest payments on our outstanding debt.  We are currently in discussions with our lenders to extend our 364-day, $250 million revolving credit facility on similar terms.

Commitments and Contingencies

As discussed in Note 12 of the notes to condensed consolidated financial statements, our Telcordia subsidiary initiated arbitration proceedings against Telkom South Africa as a result of a contract dispute. At April 30, 2004, we continue to pursue our dispute through the courts. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. We do not have any assets or liabilities recorded related to this contract and related legal proceedings as of April 30, 2004.

Our discontinued joint venture, INTESA, is involved in various legal proceedings as described in our 2004 Annual Report on Form 10-K.  The outstanding OPIC claim was settled as further described in Note 14 of the notes to condensed consolidated financial statements.  We guaranteed INTESA’s obligations under the 1997 outsourcing services agreement between INTESA and PDVSA, INTESA’s other stockholder.  Our maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee. Other than the OPIC claim receivable at April 30, 2004, we do not have any assets or liabilities recorded related to this discontinued operation as of April 30, 2004 and January 31, 2004.

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

Forward-looking Information

The foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following discussion in “Quantitative and Qualitative Disclosures About Market Risk” should be read in conjunction with the condensed consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition.  Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors.  Some of these factors include, but are not limited to the risk factors set forth in our 2004 Annual Report on Form 10-K.  Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.  We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments arising from transactions entered into in the normal course of business.  Our current market risk exposures are primarily related to interest rates and foreign currencies.   The following information about our market sensitive financial instruments contains forward-looking statements.  For further information, refer to Item 7A and the consolidated financial statements and notes to consolidated financial statements included in our 2004 Annual Report on Form 10-K.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investments in marketable securities, interest rate swaps and long-term debt obligations.  Interest rates related to these financial instruments at April 30, 2004 were higher than at January 31, 2004.  Many of our current investments were made in periods when interest rates were near current levels.  If rates stay at current levels, as investments in our fixed income portfolios mature, they will be replaced with instruments bearing a comparable interest rate.

In February 2004, we entered into interest rate swap agreements to convert the fixed interest payments on the $95 million 6.75% notes due in 2008 to a floating interest rate based on six-month LIBOR plus a margin. The objective of the swaps is to better balance our fixed and floating rate debt obligations. As a result of the swaps, the amount of our net interest payment relating to the 6.75% notes will fluctuate as interest rates change.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations.  Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts.  The currencies hedged as of April 30, 2004 are the British pound, the Canadian dollar, the Euro, the Swedish krona and the United States dollar. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis.  The fair values for forward foreign exchange contracts were estimated using spot rates in effect on April 30, 2004.  The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of April 30, 2004 are the hypothetical gains and losses associated with foreign currency risk.  A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of April 30, 2004, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of approximately $2 million.

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

(b)         Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in our 2004 Annual Report on Form 10-K, Telcordia instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. On March 3, 2004, the High Court judge denied Telcordia’s motion for leave to appeal his ruling. Telcordia is now seeking leave directly from the South African Supreme Court of Appeal to appeal the judge’s ruling. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed.   Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)                                  Recent Sales of Unregistered Securities

In connection with the acquisition of Computer Systems Technology, Inc. (CST), which we completed on April 11, 2003, we issued the following shares of Class A common stock that were not registered under the Securities Act of 1933: (i) 128,635 shares were issued effective February 20, 2004 to the former CST stockholders in connection with the partial fulfillment of our obligation to issue shares if no indemnity claims were made by us under the CST acquisition agreement and payment of contingent acquisition consideration upon the CST business unit achieving certain financial performance objectives after the acquisition; and (ii) 55,250 shares were issued effective April 19, 2004 to the former CST stockholders in connection with the final fulfillment of our obligation to issue shares if no indemnity claims were made by us under the CST acquisition agreement.  No underwriters were involved in this transaction.  The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act, in accordance Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

(d)                                 Not applicable.

(e)                                  Purchases of Equity Securities by Science Applications International Corporation (“SAIC”)

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Feb. 1, 2004 - Feb. 29, 2004	618,135	$36.22	—	—
Mar. 1, 2004 - Mar. 31, 2004	971,740	$36.46	—	—
Apr. 1, 2004 - Apr. 30, 2004	4,098,612	$37.29	—	—
Total	5,688,487	$37.03	—	—

(1)          Includes shares purchased by SAIC or affiliated purchasers as follows:

	February	March	April
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	557,897	850,745	403,256
From former employees, directors, consultants or other entities pursuant to SAIC’s right of repurchase upon termination of affiliation as set forth in its Certificate of Incorporation or pursuant to SAIC’s contractual right of repurchase	58,898	112,062	44,843
In the limited market:
by SAIC	—	—	2,745,764
by the trustees of SAIC’s retirement plans	—	—	350,276
From SAIC’s retirement plans	—	—	550,603
In privately negotiated transactions	1,340	8,933	3,870
Total	618,135	971,740	4,098,612

(2)          Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of SAIC’s retirement plans or SAIC’s non-qualified stock plans for the benefit of the plans’ participants, (iii) shares forfeited to SAIC without the payment of any consideration to the holder or (iv)

newly issued shares acquired by SAIC in connection with employee exercise of non-qualified stock options to satisfy employees statutory tax withholding obligations related to the options.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

On June 4, 2004, the Board of Directors adopted a set of corporate governance principles (the “Corporate Governance Guidelines”) that address a variety of corporate governance issues, including the role, composition and operation of the Board of Directors and its committees. The Board also approved a new committee structure consisting of the following committees:  Audit, Compensation, Ethics and Corporate Responsibility, Executive, Nominating and Corporate Governance, and Stock Policy. New charters for each of these committees were approved. As part of these corporate governance changes, the Board of Directors established the position of Lead Director, which may only be held by an independent director as defined in the Corporate Governance Guidelines. A. T. Young was elected Lead Director. The responsibilities of the Lead Director include (i) chairing meetings of the independent directors of the Board of Directors in executive session, (ii) acting as a liaison to stockholders for communication with the Board of Directors, (iii) consulting with the Chairman of the Board and /or Chief Executive Officer on corporate governance matters, and (iv) serving as Chairman of the Board if the Chairman of the Board and/or Chief Executive Officer is unable to do so. In addition, effective upon Dr. Beyster’s retirement as a director, the Board elected K.C. Dahlberg, the Company’s Chief Executive Officer, as Chairman of the Board. Copies of the Corporate Governance Guidelines and new committee charters are available on the Company’s internal ISSAIC website and at the Company’s external website at www.saic.com/corporategovernance/.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K.

During the fiscal quarter for which this report is filed, we filed the following reports on Form 8-K:

(i)	Form 8-K filed April 22, 2004, Item 9, Regulation FD Disclosure.
(ii)	Form 8-K filed April 19, 2004, Item 5, Other Events and Regulation FD Disclosure and, Item 7, Financial Statements and Exhibits.
(iii)	Form 8-K filed April 13, 2004, Item 5, Other Events and Regulation FD Disclosure and Item 7, Exhibits.
(iv)	Form 8-K filed April 7, 2004, Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS
INTERNATIONAL CORPORATION

Date: June 14, 2004	/s/ Thomas E. Darcy
Executive Vice President and
Chief Financial Officer and
as a duly authorized officer