Form 10-Q
period 2004-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2004-09-20
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☐ No ☒

As of August 31, 2004 the Registrant had 181,454,658 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 220,698 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in millions, except per share amounts)

	Three months ended		Six months ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003

Revenues	$1,982	$1,667	$3,893	$3,163
Costs and expenses:
Cost of revenues	1,678	1,387	3,295	2,623
Selling, general and administrative expenses	149	149	294	289
Goodwill impairment		7		7
Operating income	155	124	304	244

Non-operating income (expense):
Net (loss) gain on marketable securities and other investments, including impairment losses and other investments,	(7)	3	(4)	(15)
Interest income	9	11	17	30
Interest expense	(22)	(19)	(44)	(36)
Other income (expense), net	1	1	(1)	2
Minority interest in income of consolidated subsidiaries	(3)	(2)	(6)	(4)
Income from continuing operations before income taxes	133	118	266	221
Provision for income taxes	52	27	100	61
Income from continuing operations	81	91	166	160

Discontinued operations (Note 14):
Gain from discontinued operations of INTESA joint venture, net of income tax expense of $2 million for the six months ended July 31, 2004			4
Net income	$81	$91	$170	$160

Earnings per share:
Basic:
Income from continuing operations	$.44	$.49	$.90	$.86
Discontinued operations, net of tax			.02
	$.44	$.49	$.92	$.86
Diluted:
Income from continuing operations	$.43	$.48	$.88	$.85
Discontinued operations, net of tax			.02
	$.43	$.48	$.90	$.85
Common equivalent shares:
Basic	184	186	184	186
Diluted	189	189	189	189

See accompanying notes to condensed consolidated financial statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	July 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$864	$1,100
Investments in marketable securities	1,355	1,265
Receivables, net	1,497	1,367
Prepaid expenses and other current assets	196	162
Deferred income taxes	34	34
Total current assets	3,946	3,928

Property, plant and equipment (less accumulated depreciation of $501 and $492 at July 31, 2004 and January 31, 2004, respectively)	463	472
Intangible assets	75	60
Goodwill	427	345
Prepaid pension assets	542	556
Other assets	120	130
	$5,573	$5,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$990	$1,013
Accrued payroll and employee benefits	411	457
Income taxes payable	238	178
Notes payable and current portion of long-term debt	56	50
Total current liabilities	1,695	1,698

Long-term debt, net of current portion	1,219	1,232
Deferred income taxes	56	49
Other long-term liabilities	277	271
Minority interest in consolidated subsidiaries	42	38
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,176	1,962
Retained earnings	243	361
Other stockholders’ equity	(105)	(92)
Accumulated other comprehensive loss	(32)	(30)
Total stockholders’ equity	2,284	2,203
	$5,573	$5,491

See accompanying notes to condensed consolidated financial statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in millions)

	Six months ended
	July 31, 2004	July 31, 2003
Cash flows from operating activities:
Net income	$170	$160
Gain from discontinued operations, net of tax	(4)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	43	40
Non-cash compensation	98	79
Impairment losses on marketable securities	6	19
Other	2	16

Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(119)	8
Prepaid expenses and other current assets	(27)	(24)
Deferred income taxes	(2)	(4)
Other assets	14	28
Accounts payable and accrued liabilities	(41)	(130)
Accrued payroll and employee benefits	(47)	(27)
Income taxes payable	93	40
Other long-term liabilities		(21)
	186	184

Cash flows from investing activities:
Expenditures for property, plant and equipment	(20)	(20)
Acquisitions of business units, net of cash acquired	(61)	(73)
Purchases of debt and equity securities available-for-sale	(213)	(12)
Proceeds from sale of investments in marketable securities and other investments	123	7
Other	(14)	(8)
	(185)	(106)
Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	6	295
Payments of notes payable and long-term debt	(10)
Payments on settlement of treasury lock contracts		(5)
Dividends paid to minority interest stockholders	(2)
Sales of common stock	46	20
Repurchases of common stock	(283)	(203)
	(243)	107
(Decrease) increase in cash and cash equivalents from continuing operations	(242)	185
Cash from discontinued operations	6
Cash and cash equivalents at beginning of period	1,100	1,095
Cash and cash equivalents at end of period	$864	$1,280

Supplemental schedule of non-cash investing and financing activities:

Common stock exchanged upon exercise of stock options	$96	$53

Fair value of assets acquired in acquisitions	$120	153
Cash paid in acquisitions	(61)	(73)
Issuance of common stock in acquisitions		(29)
Liabilities assumed in acquisitions	$59	$51

See accompanying notes to condensed consolidated financial statements

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

Certain amounts for the three and six months ended July 31, 2003 have been reclassified in the condensed consolidated financial statements to conform to the presentation as of and for the three and six months ended July 31, 2004.

In the opinion of management, the unaudited financial information as of July 31, 2004 and for the three and six months ended July 31, 2004 and 2003 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof.  Operating results for the three and six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2004 Annual Report on Form 10-K/A.

Warranty Obligations

The majority of the Company’s warranty costs are incurred in connection with warranty provisions included in the software development contracts of its subsidiary, Telcordia Technologies, Inc. (“Telcordia”). The Company generally offers a twelve month warranty for software defects. The liability is estimated based primarily on prior claims experience and current software license revenue subject to warranty obligations. The obligation is accrued as development contracts are performed. The Company assesses the adequacy of the reserve on a periodic basis to determine if any adjustments are necessary due to changes in actual spending by product or other factors. For the six months ended July 31, 2004, Telcordia experienced lower actual warranty costs primarily due to improved cost controls, resulting in a $5 million reduction in accrued warranty obligations and cost of revenues, which is reflected as total adjustments in the table below, compared to $9 million for the six months ended July 31, 2003.  The changes in accrued warranty obligations are as follows (in millions):

January 31, 2004	$31
New warranties	11
Adjustments	(5)
Payments	(10)
July 31, 2004	$27

Common Stock

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01, and 5 million shares of Class B common stock, par value $.05.  As of July 31, 2004 and January 31, 2004, 180,912,000 and 181,221,000 shares of Class A common stock, respectively, and 221,000 and 226,000 shares of Class B common stock, respectively, were issued and outstanding. Each share of Class B common stock is convertible into 20 shares of Class A common stock.  Class A and Class B common stock are collectively referred to as common stock in the condensed consolidated financial statements and notes to condensed consolidated financial statements and are shown assuming that the Class B common stock was converted into Class A common stock.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as described in Note 1 of the notes to consolidated financial statements of the Company’s 2004 Annual Report on Form 10-K/A:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	(In millions, except per share amounts)

Net income, as reported	$81	$91	$170	$160
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(8)	(8)	(15)	(17)
Pro forma net income	$73	$83	$155	$143

Earnings per share:
Basic – as reported	$.44	$.49	$.92	$.86
Basic – pro forma	$.40	$.44	$.84	$.77

Diluted – as reported	$.43	$.48	$.90	$.85
Diluted – pro forma	$.39	$.44	$.82	$.75

Note 2 – Business Segment Information:

The following summarizes interim business segment information:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	(In millions)

Revenues:
Regulated	$1,660	$1,340	$3,254	$2,508
Non-Regulated Telecommunications	217	223	423	449
Non-Regulated Other	123	105	244	208
Corporate	(18)	(1)	(28)	(2)
Total reportable segment revenues	$1,982	$1,667	$3,893	$3,163

Segment operating income (loss):
Regulated	$138	$119	$264	$212
Non-Regulated Telecommunications	48	32	84	70
Non-Regulated Other	6	8	13	13
Corporate	(38)	(27)	(63)	(43)
Total reportable segment operating income	$154	$132	$298	$252

As discussed in more detail in Note 2 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K/A, certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Government Cost Accounting Standards.  Corporate expense variances to these allocations and an internal interest charge or credit are retained in the corporate line item. In certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items are excluded from the evaluation of a business unit’s (“BU”) operating performance. Those revenue and expense items excluded from the BU’s performance reporting are reflected in the corporate line item. Elimination of intersegment revenues is also reflected in the corporate line item. Revenues between segments were $13 million and $25 million for the three and six months ended July 31, 2004, respectively, compared to $6 million and $12 million for the three and six months ended July 31, 2003, respectively, and were recorded at cost.  The majority of the increase in segment operating loss for the corporate line item for the three and six months ended July 31, 2004 was due to higher unallocated corporate expenses and an increase in certain revenue and expense items that are excluded from the evaluation of a BU’s operating performance.

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	(In millions)

Depreciation and amortization:
Regulated	$9	$6	$18	$10
Non-Regulated Telecommunications	10	11	18	24
Non-Regulated Other	2	1	3	2
Corporate	2	2	4	4
Total consolidated and reportable depreciation and amortization	$23	$20	$43	$40

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	(In millions)

Total reportable segment operating income	$154	$132	$298	$252
Investment activities	(2)	(1)	(2)	(2)
Goodwill impairment		(7)		(7)
Equity in income (loss) of unconsolidated affiliates		(2)	2	(3)
Minority interest in income of consolidated subsidiaries	3	2	6	4
Total consolidated operating income	$155	$124	$304	$244

Note 3 – Receivables:

Receivables include $29 million of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at July 31, 2004.

Note 4 – Derivative Financial Instruments:

Interest Rate Risk

In February 2004, the Company entered into new interest rate swap agreements to convert the fixed interest payments on its $95 million 6.75% notes to a floating rate, based on six-month LIBOR plus a margin. This was done in order to better balance the fixed and floating rate debt obligations.  These swap agreements are designated as fair value hedges of changes in the notes’ fair value and are fully effective in offsetting the change in fair value of the underlying notes for the three and six months ended July 31, 2004.

As more fully described in Note 8 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K/A, the Company uses other interest rate swap agreements to manage its interest rate risk.  For the three and six months ended July 31, 2004 and 2003, the net impact on the consolidated statements of income of all outstanding swap agreements was not material.  At July 31, 2004, the combined fair value of all of the Company’s interest rate swap agreements was $14 million, of which $3 million and $11 million were reflected in other accrued liabilities and other long-term liabilities, respectively.

Foreign Currency Risk and Other Derivatives

For the three and six months ended July 31, 2004 and 2003, net losses on foreign currency forward exchange contracts and other derivatives were not material.

Note 5 – Acquisitions of Businesses:

During the six months ended July 31, 2004, the Company completed two acquisitions for an aggregate purchase price of approximately $68 million, which consisted of approximately $61 million in cash (net of cash acquired) and future acquisition payments of $7 million.  The preliminary purchase price allocation resulted in identifiable intangible assets of $32 million (amortizable over lives of one to ten years) and goodwill of $73 million, which reflects the purchase of net liabilities in one of the acquisitions.  The Company has not yet obtained all the information required to complete the purchase price allocation related to these acquisitions.  The final allocation will be completed within the next year.  Potential contingent payments related to these acquisitions are approximately $2 million, payable through 2006, none of which will be treated as incremental purchase price adjustments.  These acquisitions in the aggregate are not considered material business combinations for financial reporting; therefore, pro forma financial information is not presented.

During the six months ended July 31, 2004, the Company issued shares of its common stock with a fair value of $7 million to settle accrued acquisition costs related to a prior year acquisition.

Note 6 – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the six months ended July 31, 2004 are as follows:

	Regulated	Non- Regulated Telecom- munications	Non- Regulated Other	Total
	(In millions)
Goodwill at January 31, 2004	$277	$44	$24	$345
Acquisitions	10	63		73
Adjustments	9			9
Goodwill at July 31, 2004	$296	$107	$24	$427

Goodwill adjustments of $9 million for the six months ended July 31, 2004 were a result of adjustments to net assets acquired from a prior year acquisition.

Intangible assets as of July 31, 2004 and January 31, 2004 consist of the following:

	July 31, 2004			January 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
	(In millions)
Amortizable intangible assets:
Software and technology	$48	$30	$18	$44	$27	$17
Patents	12	5	7	12	5	7
Customer contracts	32	7	25	14	3	11
Non-compete agreements	30	8	22	27	3	24
Other	4	1	3	2	1	1
Total amortizable intangible assets	$126	$51	$75	$99	$39	$60

Software and technology and customer contracts with a gross carrying value of $2 million became fully amortized at January 31, 2004 and, therefore, are no longer reflected in the gross carrying value at July 31, 2004.  In addition, customer contracts and non-compete agreements arising from prior year acquisitions were reduced by $3 million as a result of post-acquisition adjustments.  Amortization expense related to amortizable intangible assets was $8 million and $14 million for the three and six months ended July 31, 2004, respectively, compared to $2 million and $4 million for the three and six months ended July 31, 2003, respectively.  Based on the intangible assets as of July 31, 2004, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows (in millions):

Year ending January 31
2005	$30
2006	25
2007	15
2008	10
2009	4
Thereafter	5
$89

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

For the three and six months ended July 31, 2004, the Company did not recognize an impairment loss on goodwill or intangible assets.

Note 7 – Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million that was amended and restated on July 28, 2004, which allows borrowings until July 2007 and (ii) a five-year revolving credit facility of up to $250 million that was entered into as of July 28, 2004, which allows borrowings until July 2009.  The $250 million five-year revolving credit facility, which replaced a 364-day $250 million revolving credit facility that expired in July 2004, is on terms substantially similar to the $500 million five-year revolving credit facility.  Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate.  The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount.

The Company has a foreign customer contract with bonding requirements, approximately $108 million of which have been met through the issuance of standby letters of credit under the $500 million five-year revolving credit facility.  The standby letters of credit reduce the amount available for borrowings under the $500 million five-year revolving credit facility.  The Company expects to utilize the $500 million five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150 million until customer acceptance of the system occurs, currently scheduled for October 2004, and any such additional utilization would further reduce the amount available for borrowing. The Company pays fees for the standby letters of credit issued under the five-year revolving credit facility, but the outstanding standby letters of credit are not considered borrowings and the Company does not incur related interest cost.

As of July 31, 2004, the entire amount under the $250 million five-year revolving credit facility was available and $392 million of the $500 million five-year revolving credit facility was available.  These credit facilities contain customary affirmative and negative covenants.  The financial covenants contained in the credit facilities require the Company to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 for each period of four consecutive fiscal quarters.  These covenants also restrict certain of the Company’s activities, including, among other things, the Company’s ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations.  The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties.  As of July 31, 2004, the Company is in compliance with all the financial covenants under the credit facilities.

Note 8 – Accumulated Other Comprehensive Loss and Comprehensive Income:

As of July 31, 2004 and January 31, 2004, accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments as follows:

	July 31, 2004	January 31, 2004
	(In millions)
Accumulated other comprehensive (loss) gain from:
Unrealized net (loss) gain on marketable securities	$(3)	$2
Unrealized net loss on derivative instruments	(14)	(16)
Minimum pension liability adjustments	(15)	(14)
Foreign currency translation adjustments		(2)
	$(32)	$(30)

As of July 31, 2004, approximately $2 million of the unrealized net loss on derivative instruments is expected to be reclassified into income within the next twelve months.

Comprehensive income, which combines net income, unrealized gains and losses on available-for-sale securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments, consists of the following:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	(In millions)

Net income	$81	$91	$170	$160
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable securities	(1)	2	(4)	4
Unrealized loss on derivative instruments		(4)		(6)
Foreign currency translation adjustments		(2)	1	(1)
Other	1	1	1
	—	(3)	(2)	(3)
Total comprehensive income	$81	$88	$168	$157

Note 9 – Pension and Other Postretirement Plans:

Components of net periodic benefit cost are as follows:

	Pension Benefits				Postretirement benefits other than pensions
	Three months ended July 31		Six months ended July 31		Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$8	$8	$15	$16		$1		$2
Interest cost	23	24	47	48	$3	4	$6	8
Expected return on plan assets	(32)	(34)	(64)	(68)	(1)	(1)	(2)	(2)
Amortization of net actuarial loss		4	10	8	(5)	1	(2)	2
Amortization of prior service cost	9	(1)	8	(2)	3	(1)	(2)	(2)
Net periodic benefit cost	$8	$1	$16	$2	$—	$4	$—	$8

Company Contributions

The Company previously disclosed in its financial statements for the year ended January 31, 2004, that it expected to contribute $5 million to its defined benefit pension plans and $10 million to the Telcordia other postretirement benefit plans in 2005.  As of July 31, 2004, the Company’s contributions as planned and disclosed in its 2004 Annual Report on Form 10-K/A have not significantly changed.

Pension Curtailment

As noted in the Company’s 2004 Annual Report on Form 10-K/A, on April 15, 2004, Telcordia communicated to all participants in its defined benefit pension plans a plan to redesign pension benefits.  Telcordia planned to freeze the four defined benefit pension plans effective January 1, 2005 such that there would be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date would remain unchanged. In consideration for future service, Telcordia would implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees could participate.  As noted in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2004, the redesign of pension benefits would trigger a curtailment of the benefit obligation and a remeasurement of the plans as of April 15, 2004, which is the second quarter for the plan because the plan is measured on a calendar year basis.  Based on the process of remeasuring the plans and updating its actuarial calculations, the Company previously disclosed that it would recognize an estimated curtailment gain of $17 million related to the immediate recognition of unrecognized negative prior service cost in the three months ended July 31, 2004. However, in connection with a possible sale of Telcordia as described in Note 15, the Company has recently deferred indefinitely the implementation of the pension redesign and, therefore, has not recorded a curtailment gain during the three months ended July 31, 2004.

Postretirement Health and Life Insurance Benefits

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law.  The Act expanded Medicare by introducing a prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits similar to those as the Act.  In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP”) which applies only to sponsors of a single-employer defined benefit postretirement health care plan when the employer qualifies for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the cost of the prescription drug benefits.  The FSP provides guidance on the accounting for the effects of the Act and is effective for the interim period beginning August 1, 2004.  The Company has elected to adopt the FSP on a prospective basis which will result in a reduction of the accumulated postretirement benefit obligation of approximately $15 million. This amount will be accounted for as a deferred actuarial gain and, based on a variety of factors, may be amortized into income in future years. Adoption of the FSP will decrease the amount of recognized net periodic postretirement benefit costs by $1 million for the remainder of 2005.  As of July 31, 2004, the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs do not reflect the effects of the Act.

Note 10 – Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS follows:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	(In millions, except per share amounts)
BASIC EPS:

Net income	$81	$91	$170	$160
Weighted average shares	184	186	184	186
Basic EPS	$.44	$.49	$.92	$.86

DILUTED EPS:

Net income	$81	$91	$170	$160
Weighted average shares	184	186	184	186
Effect of stock options	5	3	5	3
Weighted average shares, as adjusted	189	189	189	189
Diluted EPS	$.43	$.48	$.90	$.85

Options to purchase 587 thousand and 20 million shares of common stock for the three months ended July 31, 2004 and 2003, respectively, and options to purchase 294 thousand and 21 million shares of common stock for the six months ended July 31, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted EPS because the effect of such options would be antidilutive. Such options expire at various dates through July 2009.

Note 11 – Net (Loss) Gain on Marketable Securities and Other Investments, including Impairment Losses:

Net (loss) gain on marketable securities and other investments, including impairment losses, consists of the following:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	(In millions)
Impairment losses	$(6)		$(6)	$(19)
Net (loss) gain on sale of investments	(1)	$3	2	4
	$(7)	$3	$(4)	$(15)

During the three and six months ended July 31, 2004, the Company recognized impairment losses on certain marketable and private equity securities due to declines in fair market value which were deemed to be other-than-temporary.  Substantially all of the impairment losses for the three and six months ended July 31, 2004 and 2003 were impairments taken related to our private equity securities.

Note 12 – Commitments and Contingencies:

As disclosed in the Company’s 2004 Annual Report on Form 10-K/A, Telcordia instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. On March 3, 2004, the High Court judge denied Telcordia’s motion for leave to appeal his ruling. Telcordia is now seeking leave to appeal the judge’s ruling directly from the South African Supreme Court of Appeal.  In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed.  Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of July 31, 2004 and January 31, 2004.

The Company’s discontinued joint venture operations, INTESA, is involved in various legal proceedings with PDVSA, INTESA’s other stockholder, as described in the Company’s 2004 Annual Report on Form 10-K/A.  On May 11, 2004, the Overseas Protection Insurance Company (“OPIC”) paid the Company $6 million in settlement of the Company’s claim that PDVSA and the Venezuelan government’s conduct constituted the expropriation of the Company’s investment in INTESA without compensation.  On July 12, 2004, OPIC issued its memorandum of decision. OPIC determined that PDVSA and the Venezuelan government totally expropriated the Company’s interest in INTESA.  OPIC also determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA in a separate proceeding.  Under the 1997 outsourcing services agreement between INTESA and PDVSA, the Company guaranteed INTESA’s obligations.  The Company’s maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee and the Company does not have any assets or liabilities recorded related to this discontinued operation as of July 31, 2004 and January 31, 2004.

In the normal conduct of its business, the Company, including its Telcordia subsidiary, seeks to monetize its patent portfolio through licensing agreements. The Company also has and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time.  During the three months ended July 31, 2004, the Company’s Telcordia subsidiary settled a patent infringement case and recognized a gain, net of legal costs and before income taxes, of $14 million as a reduction in selling, general and administrative expenses.

The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

Note 13 – Restructuring Costs:

During the three and six months ended July 31, 2004, the Company’s Telcordia subsidiary continued to have involuntary workforce reductions of 37 and 113 employees to realign its staffing levels with lower telecommunications revenues.  For the three and six months ended July 31, 2004, Telcordia recorded a total restructuring charge of $1 million and $3 million, respectively, compared to $3 million and $6 million for the three and six months ended July 31, 2003, respectively.  The restructuring charge consisted of special termination pension benefits and workforce reduction costs for severance benefits and extension of medical benefits.

The changes in accrued liabilities related to the realignment in the Regulated segment, as described in Note 20 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K/A, and the Telcordia restructuring activities are as follows (in millions):

Balance at January 31, 2004	$21
Additions	1
Payments	(12)
Adjustments	—
July 31, 2004	$10

Note 14 – Discontinued Operations:

In 2003, the Company’s foreign joint venture, INTESA, was classified as discontinued operations as further described in Note 21 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K/A.  INTESA is involved in various legal proceedings. The Venezuelan Supreme Court granted a request by PDVSA, INTESA’s other stockholder, for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligates INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA. PDVSA has taken certain actions, including denying INTESA access to certain of its facilities and assets, which the Company believes constitutes expropriation without compensation. On September 4, 2003, the Company filed a claim of approximately $10 million with the Overseas Protection Insurance Company (“OPIC”), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities, on the basis that PDVSA and the Venezuelan government’s conduct constituted the expropriation of the Company’s investment in INTESA without compensation.  As described in Note 12, the Company received a $6 million settlement of its claim from OPIC.  This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain on discontinued operations of $4 million, net of income tax expense of approximately $2 million for the six months ended July 31, 2004.

Note 15 – Possible Sale of Telcordia:

During July 2004, the Company began to explore various strategic alternatives relating to its ownership in Telcordia.  These alternatives include aligning Telcordia with an additional or different owner that may add strategic value to Telcordia.  These efforts are in the preliminary stages and may involve, among other things, the partial or complete sale of the Company’s interest in Telcordia.  At this time, there can be no assurance that these preliminary efforts will lead to an agreement or completion of a transaction of any kind.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have three reportable operating segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other. Business units in our Regulated segment provide technical services and products primarily for departments and agencies of the U.S. Government through contractual arrangements as either a prime contractor or subcontractor to other contractors. Business units in the Non-Regulated Telecommunications segment, which consists of our Telcordia subsidiary, provide technical services and products primarily for customers in the telecommunications industry. Business units in the Non-Regulated Other segment provide technical services and products primarily to customers in commercial and international markets. For further discussion of our segments, refer to Note 2 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K/A.

The following table highlights several key financial data for the three and six months ended July 31, 2004 and 2003 and as of July 31, 2004 and January 31, 2004:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	(In millions)
Consolidated revenues	$1,982	$1,667	$3,893	$3,163
Total reportable segment operating income	$154	$132	$298	$252
Net income	$81	$91	$170	$160

Cash flows from operating activities			$186	$184
Cash used for acquisitions of business units			$61	$73
Cash used for repurchases of common stock			$283	$203

			July 31	January 31
			2004	2004
			(In millions)
Cash and cash equivalents and short-term investments			$2,219	$2,365
Notes payable and long-term debt			$1,275	$1,282

Our consolidated revenues for the three and six months ended July 31, 2004 grew 19% and 23%, respectively, over the same periods of the prior year as growth of 24% and 30%, respectively, from our U.S. Government customers and 17% from our non-telecommunications commercial customers more than offset the decline at our Telcordia telecommunications business for the same periods. We expect our U.S. Government revenues to continue to increase and also expect Telcordia’s telecommunications revenues to stabilize during 2005.

For the three and six months ended July 31, 2004, our total reportable segment operating income, as defined on page 20, grew 17% and 18%, respectively, over the same periods of the prior year.  It grew more slowly than revenue because our highest-margin segment, the Non-Regulated Telecommunications segment, represented a smaller fraction of consolidated revenues.  In addition, segment operating income was favorably impacted by a $14 million gain on a patent infringement settlement recorded in the three months ended July 31, 2004.

Our net income for the three months ended July 31, 2004 decreased as compared to the prior year, while segment operating income increased.  Net income for the six months ended July 31, 2004 increased more slowly than segment operating income.  This was largely due to a higher effective tax rate and an increase in our non-operating expenses compared to the same periods in the prior year.  The low effective tax rate for the three and six months ended July 31, 2003 was primarily the result of favorable federal audit settlements with the Internal Revenue Service (“IRS”).  Net interest expense for the three and six months ended July 31, 2004 increased due to interest expense on our higher level of long-term debt.  In addition, interest income received last year on an IRS refund decreased net interest expense for the six months ended July 31, 2003.  Offsetting some of the impact of increased net interest expense are improvements in our investment results for the six months ended July 31, 2004.  We recorded investment impairment losses of $6 million for the three and six months ended July 31, 2004 compared to $19 million of investment impairment losses for the six months ended July 31, 2003.  We continue to place emphasis on cash flow and plan to offset our net interest expense with greater cash flow from operations as our business continues to grow both organically and from acquisitions as we plan to continue deploying more of our cash resources in connection with acquisitions for the remainder of 2005.

At July 31, 2004, cash and cash equivalents and short-term investments totaled $2.2 billion. In addition, we had $642 million available under our revolving credit facilities. Notes payable and long-term debt totaled $1.3 billion, with long-term debt maturities primarily between calendar 2012 and 2033.

Cash flows from operating activities remained relatively constant for the six months ended July 31, 2004 although we used more cash for working capital needs than for the same period of the prior year because of working capital investment required by our higher revenue growth. Working capital and accounts receivable management remain significant areas of focus. We expect cash flows from operating activities to increase during the remainder of 2005.

We used $61 million of cash during the six months ended July 31, 2004 in connection with two business acquisitions. We intend to continue to make acquisitions as part of our overall growth strategy, and expect that the use of cash in connection with acquisitions will increase in the future.

Repurchases of our common stock increased during the six months ended July 31, 2004 as a result of an increase in the number of shares offered for sale above the number of shares sought to be purchased in our quarterly stock trade.  This increase includes the sale of approximately 1.1 million shares in the April 2004 quarterly trade and approximately 191,000 shares in the July 2004 quarterly trade by our 80 year old founder and former chairman whose term on the Board expired in July 2004.  We have the right, but are not obligated to purchase shares in the limited market on any trade date.

During July 2004, we began to explore various strategic alternatives relating to our ownership in Telcordia.  These alternatives include aligning Telcordia with an additional or different owner that may add strategic value to Telcordia.  These efforts are in the preliminary stages and may involve, among other things, the partial or complete sale of our interest in Telcordia.  At this time, there can be no assurance that these preliminary efforts will lead to an agreement or completion of a transaction of any kind.

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

We have several critical accounting policies, which were discussed in our 2004 Annual Report on Form 10-K/A, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  During the three and six months ended July 31, 2004, we have not adopted any new accounting policies that are considered critical accounting policies.

Pension and other postretirement benefit plans – As noted in our 2004 Annual Report on Form 10-K/A, on April 15, 2004, Telcordia communicated to all participants in its defined benefit pension plans a plan to redesign pension benefits.  We planned to freeze the four defined benefit pension plans effective January 1, 2005 such that there will be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date would remain unchanged. In consideration for future service, Telcordia would implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees could participate.  As noted in our Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2004, the redesign of pension benefits would trigger a curtailment of the benefit obligation and a remeasurement of the plans as of April 15, 2004, which is the second quarter for the plan because the plan is measured on a calendar year basis.  Based on the process of remeasuring the plans and updating its actuarial calculations, we previously disclosed that we would recognize an estimated curtailment gain of $17 million related to the immediate recognition of unrecognized negative prior service cost in the three months ended July 31, 2004.  In connection with a possible sale of Telcordia as described in Note 15 of the notes to condensed consolidated financial statements, we have recently deferred indefinitely the implementation of the pension redesign and, therefore, have not recorded the curtailment gain during the three months ended July 31, 2004.

Review of Continuing Operations

Revenues

The following table summarizes changes in consolidated and segment revenues on an absolute basis and segment revenues as a percentage of consolidated revenues for the three and six months ended July 31, 2004 and 2003:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	($in millions)
Consolidated revenues	$1,982	$1,667	$3,893	$3,163
Increase over the same period of the prior year	19%		23%

Regulated segment revenues	$1,660	$1,340	$3,254	$2,508
Increase over the same period of the prior year	24%		30%
As a percentage of consolidated revenues	84%	80%	84%	79%

Non-Regulated Telecommunications segment revenues	$217	$223	$423	$449
Decrease over the same period of the prior year	(3)%		(6)%
As a percentage of consolidated revenues	11%	13%	11%	14%

Non-Regulated Other segment revenues	$123	$105	$244	$208
Increase over the same period of the prior year	17%		17%
As a percentage of consolidated revenues	6%	6%	6%	7%

Consolidated revenues increased for the three and six months ended July 31, 2004 primarily due to growth in revenues from our U.S. Government customers in our Regulated segment. The growth in our Regulated and Non-Regulated Other segments for the three and six months ended July 31, 2004 more than offset the decline in revenue from our commercial customers in the Non-Regulated Telecommunications segment.  While revenues from our telecommunications commercial customers decreased for the three and six months ended July 31, 2004, the rate of decline is lower than the declines we experienced in the past two years.  Based on the current level of backlog and contract outlook for 2005, it appears that our Non-Regulated Telecommunications segment revenues are beginning to stabilize.

The growth in our Regulated segment revenues for the three and six months ended July 31, 2004 was primarily the result of growth in our traditional business areas with departments and agencies of the U.S. Government.  Our growth also reflects the increased budgets of our customers in the national security business area. Approximately 20% and 25% of the growth in revenues for the three and six months ended July 31, 2004, respectively, represented internal growth while the remaining 4% and 5%, respectively, was a result of acquisitions made after July 31, 2003.  During the three and six months ended July 31, 2004, we also recognized an unusually high level of material and subcontract revenues as described more fully below.  We derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, and therefore, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year.  In general, obtaining U.S. Government contracts remains a highly competitive process. We continue to increase revenues with the U.S. Government in the service type contracts that are competitively priced utilizing lower cost structures. This continued growth reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

The decline in our Non-Regulated Telecommunications segment revenues for the three and six months ended July 31, 2004 was primarily attributable to the renewal of the maintenance and enhancement contracts Telcordia has with the Regional Bell Operating Companies (“RBOCs”) at lower prices for calendar year 2004.  However, the decline was partially offset by growth in revenues from Telcordia’s wireless business and an acquisition that was completed in the three months ended July 31, 2004.  Telcordia historically has derived a majority of its revenues from the RBOCs.  Each of the four RBOCs has contracts in place for maintenance through calendar 2005, with two of the RBOCs under contract for maintenance through calendar 2006.  Telcordia is focused on opportunities for growth through the introduction of new products and diversification of the customer base such as wireless and international carriers.  However, continued pricing pressure or loss of business from the RBOCs or other commercial customers in the global telecommunications market could further reduce revenues and continue to adversely impact our business.

The increase in our Non-Regulated Other segment revenues for the three and six months ended July 31, 2004 was attributable to higher revenues in our transportation and security systems business area, including revenues from a Canadian security system business acquired late in 2004. In addition, revenues increased because of exchange rate changes between the U.S. dollar and the British pound, which caused a relatively constant level of local United Kingdom revenues to be translated into a higher level of U.S. dollars.

Revenues from our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass-through of costs for material and subcontract (“M&S”) efforts, which primarily occur on large, multi-year systems integration type contracts. At July 31, 2004, we had approximately 44,200 full-time and part-time employees compared to 40,400 at July 31, 2003.  M&S revenues were $661 million and $1.3 billion for the three and six months ended July 31, 2004, respectively, compared to $463 million and $859 million for the same periods of the prior year.  M&S revenues as a percentage of consolidated revenues increased to 33% for the three and six months ended July 31, 2004 from 28% and 27% for the same periods of the prior year as certain systems engineering and integration contracts in the Regulated segment had significant quantities of materials delivered and integrated during the three and six months ended July 31, 2004.  The contract types we enter into with our customers can impact our revenues and segment operating income.  The percentage of our revenues attributable to the higher risk, firm fixed-price (“FFP”) contracts remained constant at 23% for the six months ended July 31, 2004 and 2003.  We assume greater performance risk on FFP contracts, and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses.  Fixed-price level-of-effort and time-and-materials type contracts represented 35% and 34% of revenues for the six months ended July 31, 2004 and 2003, respectively, while cost reimbursement contracts were 40% for the same periods and target cost and fee with risk sharing contracts were 2% and 3% for the same periods, respectively.

Cost of Revenues

The following table summarizes cost of revenues as a percentage of revenues:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
Consolidated cost of revenues as a percentage of consolidated revenues	84.7%	83.2%	84.6%	82.9%
Segment cost of revenues:
Regulated as a percentage of its revenues	87.9%	86.5%	87.8%	86.8%
Non-Regulated Telecommunications as a percentage of its revenues	57.1%	59.7%	57.4%	58.4%
Non-Regulated Other as a percentage of its revenues	75.8%	75.4%	75.9%	75.5%

Consolidated cost of revenues as a percentage of consolidated revenues is impacted by our mix of commercial and government business. The increase in consolidated cost of revenues as a percentage of consolidated revenues for the three and six months ended July 31, 2004 is attributable to increased cost of revenues in our Regulated segment and changes in the relative revenues among our three business segments. Our revenues from our commercial customers have more of their associated costs in selling, general and administrative (“SG&A”) as opposed to cost of revenues. Therefore, the lower mix of revenues from our Non-Regulated Telecommunications segment for the three and six months ended July 31, 2004 causes the overall cost of revenues to increase as a percentage of revenues.

Cost of revenues as a percentage of revenues for the Regulated segment increased for the three and six months ended July 31, 2004.  This increase is primarily due to lower margins realized on the high level of M&S revenues described earlier and an increase in FFP contract overruns, primarily related to a foreign contract.

The decrease in Non-Regulated Telecommunications segment cost of revenues as a percentage of its revenues for the three and six months ended July 31, 2004 was due to cost reduction initiatives that resulted in lower expenses such as salaries, facilities and computer infrastructure costs and improved margins in Telcordia’s wireless business.  In addition, cost of revenues was higher in the three and six months ended July 31, 2003 because of a $5 million impairment charge related to leasehold improvements and equipment at an underutilized training facility for customers.  Partially offsetting the lower cost of revenues were pricing reductions on RBOC maintenance and enhancement work and higher pension accounting costs.

Non-Regulated Other segment cost of revenues as a percentage of its revenues did not change significantly.

SG&A

SG&A expenses are comprised of general and administrative (“G&A”), bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses. The following table summarizes SG&A as a percentage of revenues:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
Consolidated SG&A as a percentage of consolidated revenues	7.5%	8.9%	7.6%	9.1%
Segment SG&A:
Regulated as a percentage of its revenues	4.0%	5.1%	4.1%	4.9%
Non-Regulated Telecommunications as a percentage of its revenues	23.9%	29.0%	26.4%	29.7%
Non-Regulated Other as a percentage of its revenues	19.7%	18.9%	19.2%	19.6%

SG&A in the Regulated segment decreased as a percentage of its revenues for the three and six months ended July 31, 2004 primarily because we have continued to largely maintain the existing level of administrative cost while supporting our revenue growth.  The levels of B&P activity and costs have historically fluctuated depending upon the availability of bidding opportunities.  For the three and six months ended July 31, 2004, B&P costs have decreased as a percentage of revenues.  The levels of IR&D activities and costs have increased slightly for the three and six months ended July 31, 2004.

SG&A in the Non-Regulated Telecommunications segment decreased as a percentage of its revenues for the three and six months ended July 31, 2004 primarily due to a gain, net of legal costs and before income taxes, of $14 million on a patent infringement settlement and a gain before income taxes of $4 million on the sale of a building.  In addition, IR&D costs decreased as a percentage of revenues for the three and six months ended July 31, 2004.

SG&A in the Non-Regulated Other segment increased as a percentage of its revenues for the three months ended July 31, 2004 primarily due to increased marketing costs and efforts to grow our commercial and international business.

Realignment and Restructuring Charges

Included in cost of revenues and SG&A for the three and six months ended July 31, 2004 are restructuring costs of $1 million and $3 million, respectively, compared to $3 million and $6 million for the same periods of the prior year for special termination pension benefits, severance and extension of medical benefits related to restructuring activities at Telcordia.

The changes in accrued liabilities related to the realignment activities in the Regulated segment as described in Note 20 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K/A and the Telcordia restructuring activities are as follows (in millions):

January 31, 2004	$21
Additions	1
Payments	(12)
Adjustments	—
July 31, 2004	$10

Segment Operating Income (“SOI”)

SOI, which is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is considered a non-GAAP financial measure. We use SOI as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less non-recurring gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, plus minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a more comprehensive view of our ongoing business operations and, therefore, is more useful in understanding our operating results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation. In accordance with SFAS No. 131, the reconciliation of total reportable SOI of $154 million and $298 million for the three and six months ended July 31, 2004, respectively, and $132 million and $252 million for the three and six months ended July 31, 2003, respectively, to consolidated operating income of $155 million and $304 million for the three and six months ended July 31, 2004, respectively, and $124 million and $244 million for the three and six months ended July 31, 2003, respectively, is shown in Note 2 of the notes to condensed consolidated financial statements.

The following table summarizes changes in SOI on an absolute basis and as a percentage of segment revenues:

	Three months ended July 31		Six months ended July 31
	2004	2003	2004	2003
	($in millions)
Total reportable SOI	$154	$132	$298	$252
Increase over the same period of the prior year	17%		18%
As a percentage of consolidated revenues	7.8%	7.9%	7.7%	8.0%

Regulated SOI	$138	$119	$264	$212
Increase over the same period of the prior year	16%		25%
As a percentage of its revenues	8.3%	8.9%	8.1%	8.5%

Non-Regulated Telecommunications SOI	$48	$32	$84	$70
Increase over the same period of the prior year	50%		20%
As a percentage of its revenues	22.1%	14.3%	19.9%	15.6%

Non-Regulated Other SOI	$6	$8	$13	$13
Decrease over the same period of the prior year	(25)%		—%
As a percentage of its revenues	4.9%	7.6%	5.3%	6.3%

The increase in Regulated SOI for the three and six months ended July 31, 2004, on an absolute basis, primarily reflects higher revenues.  Regulated SOI decreased as percentage of its revenues for the three and six months ended July 31, 2004, as we experienced an increase in certain FFP contract losses, primarily on a foreign contract, and lower margins on the high level of M&S revenues.  These effects were partially offset by lower SG&A expenses.

The increase in Non-Regulated Telecommunications SOI for the three and six months ended July 31, 2004, on an absolute basis and as a percentage of its revenues is the net result of the following key factors previously discussed above in “Cost of Revenues” and “SG&A:”

Reducing SOI:

•                  Price reductions in connection with RBOC customer contract renewals

•                  Higher pension accounting expense

Increasing SOI:

•                  Improvement in margins in the wireless business

•                  Cost reduction initiatives (salaries, facilities, computer infrastructure costs)

•                  No asset impairment as recorded in the prior year

•                  Gain, net of legal costs and before income taxes, of $14 million from a patent infringement settlement

•                  Reduced warranty costs of $5 million

•                  Gain before income taxes of $4 million from the sale of a building

The decrease in our Non-Regulated Other SOI for the three months ended July 31, 2004, on an absolute basis and as percentage of revenues, was primarily attributable to the increase in marketing costs related to growing our commercial and international business.

As discussed in more detail in Note 2 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K/A, our total reportable segment operating income includes a corporate line item that represents corporate expenses and certain revenue and expense items that are not allocated to our operating business units and that are excluded from the evaluation of the business units’ operating performance. Corporate segment operating expenses were $38 million and $63 million for the three and six months ended July 31, 2004, respectively, compared to $27 million and $43 million for the same periods of the prior year.  The majority of the increase for the three and six months ended July 31, 2004 was due to higher unallocated corporate expenses and an increase in certain revenue and expense items that are excluded from the evaluation of a BU’s operating performance but reflected in the corporate line item.

Other Income Statement Items

Interest Income and Interest Expense

For the three and six months ended July 31, 2004, average interest rates and our average cash balances were relatively consistent with the same periods of the prior year, however, interest income was higher for the six months ended July 31, 2003 because of interest received from a favorable audit settlement with the IRS for a refund of research tax credits.

Interest expense increased for the three and six months ended July 31, 2004 compared to the same period of the prior year as a result of recognizing a full three months of interest in the three months ended July 31, 2004 on $300 million of new long-term debt that was issued in June 2003.  Interest expense also reflects interest on our other outstanding public debt securities issued in June 2002 and January 1998, a building mortgage, deferred compensation arrangements and notes payable.

Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses

In accordance with our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair value, during the three and six months ended July 31, 2004, we recognized impairment losses of $6 million on certain marketable and private equity securities due to declines in fair market value which were deemed to be other-than-temporary.  Impairment losses for the six months ended July 31, 2003 were $19 million.  Substantially all of the impairment losses for the three and six months ended July 31, 2004 and 2003 were impairments taken related to our private equity securities.

Provision for Income Taxes

The provision for income taxes as a percentage of income before income taxes was 39.2% and 37.6% for the three and six months ended July 31, 2004, respectively, compared to 22.8% and 27.4% for the same periods of the prior year.  In connection with a review and reconciliation of our worldwide income tax liabilities, we identified tax accounting errors which required us to restate our fiscal year 2003 provision for income taxes.  In addition, we identified $3 million of tax accounting errors in years other than fiscal year 2003.  These errors were not material, individually or in the aggregate, with respect to the years in which they occurred and have been recorded in the three months ended July 31, 2004.  The correction of these errors in the three months ended July 31, 2004 resulted in a decrease to the provision for income taxes and an increase in net income of $3 million.  The low effective tax rate for the same periods in the prior year was primarily the result of favorable federal audit settlements with the IRS.  The tax rate for 2005 could increase as a result of proposed federal legislation that could eliminate or limit charitable contributions.  Additionally, the federal tax credit for research activities expired on June 30, 2004 and may not be reenacted or retroactively reinstated back to June 30, 2004.

Discontinued Operations

In 2003, our foreign joint venture, INTESA, was classified as discontinued operations as further described in Note 21 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K/A.  INTESA is involved in various legal proceedings. The Venezuelan Supreme Court granted a request by PDVSA, INTESA’s other stockholder, for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligates INTESA to transfer to PDVSA all the information technology and equipment that relates to PDVSA. PDVSA had taken certain actions, including denying INTESA access to certain of its facilities and assets, which we believe constituted expropriation without compensation.  As described in Note 12 of the notes to condensed consolidated financial statements, we received a $6 million settlement from the Overseas Protection Insurance Company (“OPIC”), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities based on OPIC’s finding of expropriation.  This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain on discontinued operations of $4 million, net of income tax expense of approximately $2 million for the six months ended July 31, 2004.

Liquidity and Capital Resources

Cash and Cash Flows

Cash and cash equivalents and short-term investments in marketable securities totaled $2.2 billion and $2.4 billion at July 31, 2004 and January 31, 2004, respectively. Our primary sources of liquidity during the six months ended July 31 2004 were funds provided by operations and existing cash and cash equivalents. We also have two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million that was amended and restated on July 28, 2004, which allows borrowings until July 2007 and (ii) a five-year revolving credit facility of up to $250 million that was entered into as of July 28, 2004, which allow borrowings until July 2009.  The $250 million five-year revolving credit facility, which replaced a 364-day $250 million revolving credit facility that expired in July 2004, is on terms substantially similar to the $500 million five-year revolving credit facility.

Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During the six months ended July 31, 2004, we did not borrow under either of our credit facilities, however, the amount available for borrowings on our $500 million five-year revolving credit facility was reduced due to a foreign customer contract with bonding requirements, approximately $108 million of which have been met through the issuance of standby letters of credit under our $500 million five-year revolving credit facility.  We expect to utilize the $500 million five-year revolving credit facility for such purposes up to an approximate dollar equivalent of $150 million until customer acceptance of the system occurs, currently scheduled for October 2004.  Any such additional utilization would further reduce the amount available for borrowing. As of July 31, 2004, the entire amount under our new $250 million five-year revolving credit facility was available and $392 million of the $500 million five-year revolving credit facility was available. Our credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require us to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0. These covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of July 31, 2004, we were in compliance with all financial covenants under the credit facilities.

We generated $186 million of cash from operating activities for the six months ended July 31, 2004 compared to $184 million generated from operating activities for the same period of the prior year.  Although we generated slightly more cash from operations during the six months ended July 31, 2004, we increased our use of cash for working capital needs as we used $141 million compared to $133 million for the same period of the prior year.  The increase was primarily a result of growth in receivables attributable to overall revenue growth and timing of customer billing and collections on certain of our receivables.

We used $185 million of cash in investing activities for the six months ended July 31, 2004 compared to a use of $106 million for the same period of the prior year.  For the six months ended July 31, 2004, we used cash primarily to purchase debt securities, which are managed as investment portfolios by outside investment managers, and for the acquisition of two businesses.  For the same period of the prior year, we used cash primarily for the acquisition of businesses.

We used $243 million of cash in financing activities for the six months ended July 31, 2004 compared to a generation of cash of $107 million from financing activities for the same period of the prior year.  For the six months ended July 31, 2004, we used cash primarily for repurchases of our common stock.  For the six months ended July 31, 2003, we also repurchased shares of our common stock and we received proceeds from a new debt issuance in June 2003.  Repurchases of our common stock are as follows:

	Six months ended July 31
	2004	2003
	(In millions)

Repurchases of common stock:
Quarterly stock trade	$179	$92
401(k) and retirement and profit sharing plans	36	47
Upon employee terminations	39	29
Other stock transactions	29	35
Total	$283	$203

The increase in repurchases in the quarterly stock trade for the six months ended July 31, 2004 is primarily attributable to an increase in the number of shares offered for sale above the number of shares sought to be purchased in our quarterly stock trade. This increase includes the sale of approximately 1.1 million shares in the April 2004 quarterly trade and approximately 191,000 shares in the July 2004 quarterly trade by our 80 year old founder and former chairman whose term on the Board expired in July 2004.  Although we have no obligation to make purchases in the quarterly stock trades, we have repurchased the excess of the shares offered for sale above the number of shares sought to be purchased by authorized buyers in recent quarterly trades.  The number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions.  Repurchases of our shares reduces the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheet. If we continue to experience net share repurchases in quarterly trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings will decline and this ultimately could result in an accumulated deficit within our stockholders’ equity.

As discussed in our 2004 Annual Report on Form 10-K/A, there is no public market for our Class A common stock.  A limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.”  Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. All sales in the limited market are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 5 of our 2004 Annual Report on Form 10-K/A.  If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased through authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell such stock in that trade.  Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date.  There is no assurance that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

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

Commitments and Contingencies

As discussed in Note 12 of the notes to condensed consolidated financial statements, our Telcordia subsidiary initiated arbitration proceedings against Telkom South Africa as a result of a contract dispute. At July 31, 2004, we continue to pursue our dispute through the courts. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. We do not have any assets or liabilities recorded related to this contract and related legal proceedings as of July 31, 2004.

Our discontinued joint venture operations, INTESA, is involved in various legal proceedings with PDVSA, INTESA’s other stockholder as described in our 2004 Annual Report on Form 10-K/A.  On May 11, 2004, OPIC paid us $6 million in settlement of our claim that PDVSA and the Venezuelan government’s conduct constituted the expropriation of our investment in INTESA without compensation.  On July 12, 2004, OPIC issued its memorandum of decision in support of its determination that PDVSA and the Venezuelan government expropriated our interest in INTESA.  OPIC determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA in a separate proceeding.  Under the 1997 outsourcing services agreement between INTESA and PDVSA, we guaranteed INTESA’s obligations.  Our maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee and we do not have any assets or liabilities recorded related to this discontinued operation as of July 31, 2004 and January 31, 2004.

In the normal conduct of our business, we, including our Telcordia subsidiary, seek to monetize our patent portfolio through licensing agreements. We also have and will continue to defend our patent position when we believe our patents have been infringed and are involved in such litigation from time to time.  During the three months ended July 31, 2004, we recognized a gain, net of legal costs and before income taxes, of $14 million from a patent infringement settlement.  This litigation settlement was recorded as a reduction to SG&A expenses.  We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Forward-looking Information

The foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following discussion in “Quantitative and Qualitative Disclosures About Market Risk” should be read in conjunction with the condensed consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition.  Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors.  Some of these factors include, but are not limited to the risk factors set forth in our 2004 Annual Report on Form 10-K and the material weakness in our internal control for financial reporting discussed in Item 4 below.  Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.  We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments arising from transactions entered into in the normal course of business.  Our current market risk exposures are primarily related to interest rates and foreign currencies.   The following information about our market sensitive financial instruments contains forward-looking statements.  For further information, refer to Item 7A in our 2004 Annual Report on Form 10-K and the consolidated financial statements and notes to consolidated financial statements included in our 2004 Annual Report on Form 10-K/A.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investments in marketable securities, interest rate swaps and long-term debt obligations.  Interest rates related to these financial instruments at July 31, 2004 were higher than at January 31, 2004.  Many of our current investments were made in periods when interest rates were near current levels.  If rates stay at current levels, as investments in our fixed income portfolios mature, they will be replaced with instruments bearing a comparable interest rate.

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

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations.  Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts.  The currencies hedged as of July 31, 2004 are the British pound, the Canadian dollar, the Euro, the Swedish krona and the United States dollar. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis.  The fair values for forward foreign exchange contracts were estimated using spot rates in effect on July 31, 2004.  The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of July 31, 2004 are the hypothetical gains and losses associated with foreign currency risk.  A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of July 31, 2004, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of approximately $2 million.

Item 4.  Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.  We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report.  The evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on an accurate and timely basis.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in alerting them in a timely and accurate fashion to material information relating to the Company’s income tax expense and income tax payable required to be included in our periodic SEC reports.

We have restated our previously issued financial results for 2003 and 2004 and for the first quarter of 2005.  This restatement addresses the accounting errors that overstated the 2003 provision for income taxes by $13 million, overstated income taxes payable by $15 million and overstated goodwill by $2 million.  We identified these errors during a review and reconciliation of our worldwide income tax liabilities. During this review, we have consulted with our independent auditors and the Audit Committee of our Board of Directors.  Our review identified the following issues, which collectively constitute a material weakness in our internal control over financial reporting:

•                  Inadequate review and reconciliation process over the tax accounts;

•                  Inappropriate definition of roles and responsibilities related to the tax accounting process; and

•                  An inadequate tax account structure in our accounting records.

As a result of the weaknesses identified in our evaluation, we are undertaking the following actions to improve our internal control over financial reporting:

•                  Redesign our processes for tax account review and reconciliation and implement a requirement that all tax accounting analyses and closing entries be reviewed and approved by appropriate levels of management;

•                  Restructure roles and responsibilities to clarify responsibility and accountability over the tax accounting process;

•                  Establish additional income tax accounts in our accounting records to aid in the control and reconciliation process; and

•                  Schedule more frequent and comprehensive reviews of our tax accounts.

(b)                                 Changes in internal control over financial reporting.  The changes to internal control over financial reporting described above were either implemented in the third quarter of 2005 or are in the process of being implemented.  Other than the changes described above, there has been no change in our internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in our 2004 Annual Report on Form 10-K/A, Telcordia instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. On March 3, 2004, the High Court judge denied Telcordia’s motion for leave to appeal his ruling. Telcordia is now seeking leave directly from the South African Supreme Court of Appeal to appeal the judge’s ruling. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed.   Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources.

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

Item 2.  Changes in Securities

(a)                                                          Not applicable.

(b)                                                         Not applicable.

(c)                                                          Recent Sales of Unregistered Securities

On August 6, 2004, we acquired the stock of Trios Associates, Inc. and Trios Products, Inc. (collectively, “Trios”), both of which were subsequently merged into SAIC.  The consideration paid to acquire Trios consisted of cash and 107,209 shares of our Class A common stock with a per share price of $37.31.  No underwriters were involved in this transaction.  The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act, in accordance with Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act as a transaction by an issuer not involving any public offering.

(d)                                                         Not applicable.

(e)                                  Purchases of Equity Securities by Science Applications International Corporation (“SAIC”)

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2004 - May 31, 2004	195,198	$37.12	—	—
June 1, 2004 - June 30, 2004	357,557	$37.28	—	—
July 1, 2004 - July 31, 2004	3,182,357	$37.31	—	—
Total	3,735,112	$37.30	—	—

(1)               Includes shares purchased by SAIC or affiliated purchasers as follows:

	May	June	July
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	135,508	179,976	336,272
From former employees, directors, consultants or other entities pursuant to SAIC’s right of repurchase upon termination of affiliation as set forth in its Certificate of Incorporation or pursuant to SAIC’s contractual right of repurchase	59,244	176,628	255,487
In the limited market:
by SAIC	—	—	2,039,352
by the trustees of SAIC’s retirement plans	—	—	149,879
From SAIC’s retirement plans	—	—	390,535
In privately negotiated transactions	446	953	10,832
Total	195,198	357,557	3,182,357

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Stockholders of the registrant was held on July 16, 2004.

(b)                                 All of the directors nominated by management in registrant’s 2004 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.

(c)                                  At the Annual Meeting, the stockholders of the registrant voted on the following matters:

(i)                   the election of the following directors by the votes set forth below:

	Number of Votes of Common Stock
		Withhold
Director	For	Authority
D.P. Andrews	133,910,996	1,543,098
K.C. Dahlberg	135,065,222	1,543,098
M.J. Desch	131,617,160	1,543,098
J.P. Walkush	131,704,811	1,543,098
J.H. Warner, Jr.	133,689,172	1,543,098
A.T. Young	130,602,171	1,543,098

(ii)                the approval of the 2004 Employee Stock Purchase Plan by 131,152,758 votes for and 1,800,413 against, while 1,354,848 shares abstained; and

(iii)             a shareholder proposal recommending that the Board of Directors take the necessary steps, in compliance with state law, to declassify the Board for purposes of director elections and to implement annual director elections.  The proposal was rejected by a vote of 105,079,635 votes against and 21,953,031 for, while 7,275,353 shares abstained.

(d)                                 Not applicable.

Item 5.  Other Information

(a)                                  Telcordia Technologies, Inc. and M.J. Desch, entered into an Executive Change in Control, Incentive and Severance Agreement as of September 20, 2004.  Telcordia is a wholly-owned subsidiary of the Company.  Mr. Desch is a director of the Company and is the chief executive officer of Telcordia.  The agreement was entered into in contemplation of the possibility of a partial or complete sale of SAIC’s interest in Telcordia. The agreement provides that if certain conditions are met, Mr. Desch would be eligible for an incentive bonus upon a change in control, the amount of which is dependent upon Mr. Desch’s base salary and the value of the change in control transaction.  The incentive bonus would be payable in installments over a two year period after the close of a change in control transaction, provided that Mr. Desch is still employed on the applicable payout dates.

The agreement also provides that if Mr. Desch’s employment is terminated under certain circumstances (i) before the earlier of the close of a change in control transaction or the second anniversary date of the agreement or (ii) within two years following a change in the control, provided that certain conditions are met, Mr. Desch would be entitled to payment of the unpaid incentive bonus and severance pay for 18 months in addition to his accrued salary and bonus. In order to receive these benefits, Mr. Desch would be required to sign a release.

In addition, the agreement provides for housing and relocation expenses to be paid to Mr. Desch until the earlier of the second anniversary of a change in control transaction; the date Mr. Desch completes the sale of his personal residence, or the termination of his employment.

Item 6.  Exhibits and Reports on Form 8-K

(a)                            Exhibits

3(a)	Restated Certificate of Incorporation
3(b)	Bylaws
10(k)

Credit Agreement (Multi-Year Facility) dated July 28, 2004, with JPMorgan Chase Bank as administrative agent, Citicorp USA, Inc. as syndication agent, Morgan Stanley Bank, Wachovia Bank, National Association and The Royal Bank of Scotland plc, as co-documentation agents and certain other financial institutions

10(l)

Amended and Restated Credit Agreement (Multi-Year Facility) dated as of July 28, 2004, with JPMorgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent, Morgan Stanley Bank, Wachovia Bank, National Association and The Royal Bank of Scotland plc, as co-documentation agents and certain other financial institutions

10(u) †	Executive Change in Control, Incentive and Severance Agreement dated as of September 20, 2004 by and between Telcordia Technologies, Inc. and Matthew J. Desch
31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-Q and have been filed separately with the Securities and Exchange Commission.

(b)                                 Reports on Form 8-K

During the fiscal quarter for which this report is filed, we filed the following reports on Form 8-K:

(i)	Form 8-K filed July 19 2004 Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.
(ii)	Form 8-K filed July 12, 2004, Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.
(iii)	Form 8-K filed June 14, 2004, Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS
INTERNATIONAL CORPORATION

Date: September 20, 2004	/s/ Thomas E. Darcy
Corporate Executive Vice President and
Chief Financial Officer and as a duly authorized officer