Form 10-Q/A
period 2003-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2004-09-21
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM  10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-12771

Science Applications International Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-3630868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Campus Point Drive

San Diego, California  92121

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Explanatory Note

Science Applications International Corporation is filing this Form 10-Q/A to reflect the restatement of its condensed consolidated financial statements.  The restatement addresses accounting errors that overstated the 2003 provision for income taxes, income taxes payable and goodwill.  Refer to Note S of the notes to condensed consolidated financial statements for a description and quantification of the restatement.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement.  This restatement includes changes to Part I, Items 1 and 4 and Part II, Item 6.  Items included in the original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the original filing.  Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.  For an update of subsequent events, refer to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004, Quarterly Report on Form 10-Q/A for the period ended April 30, 2004, Quarterly Report on Form 10-Q for the period ended July 31, 2004 and other filings the Company has made with the Securities and Exchange Commission since October 31, 2003.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	Restated (See Note S)
	October 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$982,210	$1,095,441
Restricted cash	11,597	8,442
Short-term investments in marketable securities	1,257,795	1,093,455
Receivables, net	1,245,627	1,127,584
Prepaid expenses and other current assets	97,327	90,064
Deferred income taxes	89,754	89,512
Total current assets	3,684,310	3,504,498

Property, plant and equipment (less accumulated depreciation of $487,196 and $492,272 at October 31, 2003 and January 31, 2003, respectively)	474,024	406,263
Intangible assets	38,156	28,162
Goodwill	231,329	134,836
Long-term investments in marketable securities	5,946	19,301
Prepaid pension assets	555,478	558,178
Other assets	120,049	151,298
	$5,109,292	$4,802,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$747,313	$939,045
Accrued payroll and employee benefits	380,131	381,672
Income taxes payable	214,699	200,062
Notes payable and current portion of long-term debt	25,559	16,752
Total current liabilities	1,367,702	1,537,531

Long-term debt, net of current portion	1,198,837	896,630
Deferred income taxes	35,176	47,546
Other long-term liabilities	261,147	269,347
Minority interest in consolidated subsidiaries	37,141	31,830
Stockholders’ equity:
Common stock:
Class A, $.01 par value, 1,000,000 shares authorized; issued and outstanding: 182,307 shares and 182,021 shares at October 31, 2003 and January 31, 2003, respectively	1,824	1,820
Class B, $.05 par value, 5,000 shares authorized; issued and outstanding: 228 shares and 236 shares at October 31, 2003 and January 31, 2003, respectively	11	12
Additional paid-in capital	1,926,875	1,690,680
Retained earnings	401,588	413,975
Other stockholders’ equity	(93,897)	(73,346)
Accumulated other comprehensive loss	(27,112)	(13,489)
Total stockholders’ equity	2,209,289	2,019,652
	$5,109,292	$4,802,536

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

Property, Plant and Equipment

The Company assesses potential impairments to its property, plant and equipment when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flows. When the carrying amount of the asset exceeds the estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its fair value based on the present value of the estimated future cash flows.

During the nine months ended October 31, 2003, the Company’s Telcordia Technologies, Inc. (“Telcordia”) subsidiary recognized an impairment loss of $5,379,000, primarily related to leasehold improvements and equipment at an underutilized training facility for telecommunications customers.  The impairment loss was measured as the excess of the carrying amounts of those assets over their fair market values based on the present value of the estimated future cash flows.  The impairment loss is reflected in cost of revenues and in the Company’s Non-Regulated Telecommunications segment.

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

Note G – Acquisitions of Businesses:

During the nine months ended October 31, 2003, the Company completed six acquisitions for an aggregate purchase price of approximately $135,810,000, which consisted of approximately $80,227,000 in cash, 1,170,000 shares of the Company’s Class A common stock which had a fair value of approximately $34,309,000 on the dates of issuance, other consideration of $1,824,000 and future acquisition payments of $19,450,000.  The amount of purchase price assigned to identifiable intangible assets and goodwill was $17,074,000 and $103,227,000, respectively.  Additional potential contingent payments related to these acquisitions were approximately $17,274,000, payable through 2005, of which $15,274,000 will be treated as incremental purchase price adjustments.

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

Note H – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the nine months ended October 31, 2003 are as follows:

	Regulated	Non- Regulated Telecom- munications	Non- Regulated Other	Total
		Restated		Restated
	(in thousands)

Goodwill at January 31, 2003	$80,787	$44,428	$9,621	$134,836
Acquisitions	95,994		7,233	103,227
Impairments	(7,022)			(7,022)
Foreign currency translation		39	251	290
Adjustments	(2)			(2)
Goodwill at October 31, 2003	$169,757	$44,467	$17,105	$231,329

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

Note S – Restatement:

The Company has restated its previously issued condensed consolidated financial statements to correct accounting errors that overstated the 2003 provision for income taxes, income taxes payable and goodwill.  These errors consisted of bookkeeping errors relating to the computation of the Company’s income tax provision which resulted in the duplicate recording of $12,618,000 of income tax provision and related income tax payable in its previously issued condensed consolidated financial statements.  In addition, the Company identified an error in its application of an acquisition-related tax benefit.  The tax benefit of $1,840,000 was previously recorded as a reduction to income tax expense rather than as a reduction in goodwill.

The restatement resulted in an increase of $12,618,000 in retained earnings, a decrease of $14,458,000 in income taxes payable and a decrease of $1,840,000 in goodwill at October 31, 2003 and January 31, 2003.  A summary of the effects of the restatement is as follows:

	October 31, 2003		January 31, 2003
	As previously reported	As restated	As previously reported	As restated
	(In thousands)
Goodwill	$233,169	$231,329	$136,676	$134,836
Income taxes payable	$229,157	$214,699	$214,520	$200,062
Retained earnings	$388,970	$401,588	$401,357	$413,975

Item 4.  Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.  We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by the previously filed Quarterly Report on Form 10-Q.  The evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on an accurate and timely basis.  Based upon that initial evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely fashion to material information required to be included in our periodic SEC reports.  Upon reexamination of our disclosure controls and procedures for this Form 10-Q/A, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in alerting them in an accurate and timely fashion to material information relating to the Company’s income tax expense and income tax payable required to be included in our periodic SEC reports.

We have restated our previously issued financial results for 2003.  This restatement addresses the accounting errors described in Note S of the notes to condensed consolidated financial statements.  We identified these errors during a review and reconciliation of our worldwide income tax liabilities. During this review, we have consulted with our independent auditors and the Audit Committee of our Board of Directors.  Our review identified the following issues, which collectively constitute a material weakness in our internal control over financial reporting:

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

As a result of the weaknesses identified in our evaluation, we are undertaking the following actions to improve our internal control over financial reporting:

•                  Redesign our processes for tax account review and reconciliation and implement a requirement that all tax accounting analyses and closing entries be reviewed and approved by the appropriate levels of management;

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

10.1

Employment Agreement dated October 3, 2003, between Kenneth C. Dahlberg and the Company.  Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 as filed with the SEC on December 12, 2003.

10.2

Stock Offer Letter dated October 3, 2003, to Kenneth C. Dahlberg from the Company.  Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 as filed with the SEC on December 12, 2003.

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