Form 10-K/A
period 2004-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2004-09-21
CIK 353394

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

        As of August 31, 2004, there were 181,454,658 shares of Registrant's Class A common stock and 220,698 shares of Registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

Explanatory Note

        Science Applications International Corporation is filing this Form 10-K/A for the fiscal year ended January 31, 2004 to reflect the restatement of its consolidated financial statements for the fiscal years ended January 31, 2003 and 2004. The restatement addresses accounting errors that overstated the 2003 provision for income taxes, income taxes payable and goodwill. Refer to Note 24 of the notes to consolidated financial statements for a complete description and quantification of the restatement.

        This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This restatement includes changes to Items 5, 6, 7, 8, 9A and Item 15. Items included in the original Form 10-K that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing except for Note 25 of the notes to consolidated financial statements which describes a subsequent event. For an update of other subsequent events, refer to the Company's Quarterly Report on Form 10-Q/A for the period ended April 30, 2004, Quarterly Report on Form 10-Q for the period ended July 31, 2004 and other filings the Company has made with the Securities and Exchange Commission since January 31, 2004.

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

Stock Price Table

        The following table sets forth information concerning the stock price for the Class A common stock, the applicable price for the Class B common stock and each of the variables contained in the formula, including the market factor, in effect for the periods beginning on the dates indicated. The Class A common stock has been rounded to the nearest penny. There can be no assurance that the Class A common stock or the Class B common stock will in the future provide returns comparable to historical returns or that the price will not decline. In fact, the price declined 13.2% during fiscal year 2003. See "Business—Risk Factors—Future returns on our common stock may be significantly lower than historical returns" in our original Form 10-K for the fiscal year ended January 31, 2004.

        The values of the variables of the stock price formula presented in the following table reflect the financial data that existed at the time of each stock price determination. Our board of directors has considered the effect of the restatement of the consolidated financial statements on the value of the Company during April of 2003, July 2003, October 2003 and January 2004, the four affected quarters, and the stock prices established by the board of directors during those periods. The board of directors and its stock policy committee applied the valuation process described above under "Price Determination of Class A Common Stock and Class B Common Stock" to make this assessment. After considering the analysis of the independent appraisal firm, HLHZ, and other valuation data and information, the board of directors concluded that the price of our Class A common stock previously established by the board of directors in each of the affected quarters continues to represent a fair market value for such periods. In addition, the Retirement Plans Committee of the Company met separately and reached the same conclusion. See Note 24 of the notes to consolidated financial statements on page F-44 for additional information concerning the restatement.

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

	Year ended January 31
	2004	2003(1)	2002(1)	2001(1)	2000(1)
	(Amounts in millions, except per share data)
Revenues	$6,720	$5,903	$5,771	$5,605	$5,205
Cost of revenues	5,584	4,815	4,611	4,389	4,058
Selling, general and administrative expenses	589	581	735	824	793
Impairment of goodwill and intangible assets	7	13	3	8	51
Gain on sale of business units, net, and subsidiary common stock(2)		(5)	(10)	(121)	(729)

Operating income	540	499	432	505	1,032
Net gain (loss) on marketable securities and other investments, including impairment losses(3)	6	(134)	(456)	2,656	2
Interest income	49	37	50	108	53
Interest expense	(80)	(45)	(14)	(14)	(13)
Other income (expense), net	5	7	8	25	(2)
Minority interest in income of consolidated subsidiaries	(10)	(7)	(5)	(6)	(28)
Provision for income taxes (Restated in 2003)(4)	(159)	(98)	(4)	(1,219)	(436)

Income from continuing operations (Restated in 2003)(4)	351	259	11	2,055	608
Gain from discontinued operations, net of tax(1)			7	4	12
Cumulative effect of accounting change, net of tax			1

Net income (Restated in 2003)	$351	$259	$19	$2,059	$620

Earnings per share:
Basic(5) (Restated in 2003)(4)	$1.90	$1.32	$.09	$8.76	$2.61

Diluted(5) (Restated in 2003)(4)	$1.86	$1.28	$.08	$8.11	$2.42

Common equivalent shares:
Basic	185	196	215	235	238

Diluted	189	203	228	254	256

	January 31
	2004	2003(1)	2002(1)	2001(1)	2000(1)
	Restated
	(Amounts in millions)
Total assets	$5,491	$4,802	$4,678	$5,871	$4,204
Working capital	$2,230	$1,967	$914	$1,136	$879
Long-term debt	$1,232	$897	$100	$101	$99
Other long-term liabilities	$271	$269	$241	$226	$322
Stockholders' equity	$2,203	$2,020	$2,524	$3,344	$1,830

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

(4)
Financial statements for 2004 and 2003 have been restated as further described in Item 9 of this Form 10-K/A and Note 24 of the notes to consolidated financial statements.

(5)
The 2002 amount includes the cumulative effect of an accounting change for the adoption of newly released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

        We have restated our previously issued consolidated financial statements for the fiscal years ended January 31, 2003 and 2004. The restatement corrects accounting errors that overstated the 2003 provision for income taxes by $13 million, income taxes payable by $15 million and goodwill by $2 million. We identified these errors during a review and reconciliation of our worldwide income tax liabilities. The restatement resulted in an increase of $13 million in net income for the year ended January 31, 2003, an increase of $13 million in retained earnings at January 31, 2004 and 2003, a decrease of $15 million in income taxes payable and a decrease of $2 million in goodwill at January 31, 2004 and 2003. Net income for the year ended January 31, 2004 remained unchanged. For further detail information regarding the restatement for each of the restated periods in this filing, refer to Note 24 of the notes to consolidated financial statements.

        The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Quantitative and Qualitative Disclosures About Market Risk," which follows, should be read in conjunction with the consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to: a decrease in or the failure to increase business with the U.S. Government particularly in the defense and homeland security areas, regional Bell operating companies ("RBOCs") and international and commercial customers; the risks associated with our international business; our ability to continue to identify, consummate and integrate additional acquisitions; our ability to competitively price our technical services and products; the risk of early termination of U.S. Government contracts; the risk of losses or reduced profits on firm fixed-price and target cost and fee with risk sharing contracts; a failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; audits of our costs, including allocated indirect costs, by the U.S. Government; a downturn in economic conditions; limited market trade activity; legislative proposals; litigation risks; and other uncertainties, all of which are difficult to predict and many of which are beyond our control. Given these uncertainties and risks, you are warned not to rely on such forward-looking statements. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments. Additional information about potential factors that could affect our business and financial results is included in the section titled "Risk Factors" in our original Form 10-K for the fiscal year ended January 31, 2004.

        Unless otherwise noted, references to the years are for fiscal years ended January 31, not calendar years.

Overview

        We have three reportable segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other. Business units in our Regulated segment provide technical services and products primarily for departments and agencies of the U.S. Government through contractual arrangements as either a prime contractor or subcontractor to other contractors. Business units in the Non-Regulated Telecommunications segment, which consists of our Telcordia subsidiary, provide technical services and products primarily for customers in the telecommunications industry. Business units in the Non-Regulated Other segment provide technical services and products primarily to customers in commercial and international markets. For further discussion of our segments, refer to Note 2 of the notes to consolidated financial statements and for further discussion of segment operating income, refer to page 22.

	2004	2003
		Restated
	(In millions)
Consolidated revenues	$6,720	$5,903
Consolidated segment operating income	$546	$507
Net income	$351	$259
Cash flows from operating activities	$508	$549
Cash used for acquisitions of business units	$194	$9
Cash used for repurchases of common stock	$406	$911
Cash and cash equivalents and short-term investments	$2,365	$2,188
Notes payable and long-term debt	$1,282	$914

        Our consolidated revenues grew 14% in 2004, as growth of 24% from our U.S. Government customers more than offset declines in our commercial segments, primarily at our Telcordia telecommunications business. We expect our U.S. Government revenues to continue to increase, and also expect the decline in Telcordia's telecommunications revenues to stabilize in 2005.

        Our consolidated segment operating income, as defined on page 22, grew 8%, and grew more slowly than revenue because our highest-margin segment, the Non-Regulated Telecommunications segment, represented a smaller fraction of consolidated revenues. We expect segment operating income growth from our government business to again offset a decline in the Non-Regulated Telecommunications segment operating income in 2005.

        Our net income increased 36% (restated) in 2004 and grew more rapidly than segment operating income because of improvement in our investment results. Investment impairment losses were down substantially in 2004 and we do not expect investment impairments to be significant in 2005. An increase in net interest expense was caused by the negative spread between interest rates earned on our cash and short-term investments and the interest rate expense on our long-term debt. We hope to offset our net interest expense with greater cash flow from operations as our business continues to grow both organically and from acquisitions as we continue deploying more of our cash resources in connection with acquisitions in 2005 and future years.

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

    Subsequent to the year ended January 31, 2004, Telcordia adopted and communicated to all participants a plan to redesign pension benefits. Effective January 1, 2005, we will be freezing the four defined benefit pension plans such that there will be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date remain unchanged. In consideration for future service, Telcordia will implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees can participate. The redesign of pension benefits triggers a curtailment of the benefit obligation and a remeasurement of the plans as of the date of adoption. Therefore, in the first quarter of 2005, the plans' projected benefit obligations will be reduced to reflect the elimination of assumed future compensation increases on benefits earned to date. With the remeasurement, all actuarial assumptions will be reviewed and updated as appropriate. The remeasurement could impact the pension expense recognized in 2005, but we are unable to determine the impact until all assumptions have been updated. In connection with a possible sale of Telcordia, we have recently, in August 2004, deferred indefinitely the implementation of the pension redesign. As a result of this decision, we have not recorded a curtailment of the benefit obligation nor a reduction in the projected benefit obligation during the three months ended July 31, 2004.

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

Provision For Income Taxes—Restated

        The provision for income taxes as a percentage of income before income taxes was 31.3% in 2004, 27.5% in 2003 and 28.5% in 2002. The tax rate in 2004 reflects higher state taxes and lower charitable contributions of appreciated property than in 2003, offset by a favorable federal audit settlement for 1997 to 2000 and a favorable federal audit settlement for 1988 to 1993 involving a claim for refund of research tax credits. The tax rate in 2003 was the result of charitable contributions of appreciated property and the favorable resolution of certain tax positions with state and federal tax authorities, as well as a lower effective state tax rate. The tax rate for 2005 could be impacted by proposed federal legislation that could eliminate or limit charitable contributions. Additionally, the federal tax credit for research activities is scheduled to expire on June 30, 2004 and may not be extended or could be reinstated after June 30, 2004 without retroactivity.

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

        There is no public market for our Class A common stock. As more fully described in the "Limited Market" discussion on page 3 of this Form 10-K/A, a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a "trade date." Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. All sales in the limited market are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 5 of this Form 10-K/A. If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell all such stock in that trade. Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date. There is no assurance that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

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

Item 8. Financial Statements and Supplementary Data

        See our Consolidated Financial Statements (as restated) attached hereto and listed on the Index to Consolidated Financial Statements (as restated) set forth on page F-1 of this Form 10-K/A.

Item 9A. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures. We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the previously filed Annual Report on Form 10-K. The evaluation was conducted under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on an accurate and timely basis. Based upon that initial evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely fashion to material information required to be included in our periodic SEC reports. Upon reexamination of our disclosure controls and procedures for this Form 10-K/A, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in alerting them in an accurate and a timely fashion to material information relating to the Company's income tax expense and income tax payable required to be included in our periodic SEC filings.

        We have restated our previously issued financial results for 2003 and 2004 and for the first quarter of 2005. This restatement is the result of the accounting errors described in Note 24 of the notes to consolidated financial statements. We identified these errors during a review and reconciliation of our worldwide income tax liabilities. During this review, we have consulted with our independent auditors and the Audit Committee of our Board of Directors. Our review identified the following issues, which collectively constitute a material weakness in our internal control over financial reporting:

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

  •
  Restructure the roles and responsibilities to clarify responsibility and accountability over the tax accounting process;

  •
  Establish additional income tax accounts in our accounting records to aid in the control and reconciliation process; and

  •
  Schedule more frequent and comprehensive reviews of our tax accounts.

  (b)
  Changes in internal control over financial reporting. The changes to internal control over financial reporting described above were either implemented in the third quarter of fiscal year 2005 or are in the process of being implemented. Other than the changes described above, there has been no change in our internal control over financial reporting that occurred in the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed as part of the report:

1.
Financial Statements

        Our Consolidated Financial Statements (as restated) are attached hereto and listed on the Index to Consolidated Financial Statements (as restated) set forth on page F-1 of this Form 10-K/A.

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
3(b)
Bylaws of Registrant, as amended through February 2, 2004. Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the SEC on April 16, 2004 (the "2004 10-K")
4(a)
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
10(e)*	1995 Stock Option Plan, as amended through October 2, 1996. Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
10(f)*	Registrant's Keystaff Deferral Plan, as amended through March 31, 2003. Incorporated by reference to Exhibit 10(f) to the 2004 10-K.
10(g)*	Registrant's Key Executive Stock Deferral Plan, as amended through March 31, 2003. Incorporated by reference to Exhibit 10(g) to the 2004 10-K.

10(h)*	Form of Alumni Agreement. Incorporated by reference to Exhibit 4(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
10(i)*	Registrant's 1998 Stock Option Plan. Incorporated by reference to Annex I to Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders as filed May 28, 1998 with the SEC.
10(j)*	Registrant's 2001 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.
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
10(p)*	Employment Agreement effective April 26, 2002, between Carl M. Albero and the Registrant. Incorporated by reference to Exhibit 10(p) to the 2004 10-K.
10(q)*	Employment Letter Agreement dated June 13, 2002, between Matthew J. Desch and the Registrant. Incorporated by reference to Exhibit 10(q) to the 2004 10-K.
10(r)	Stock Offer Letter dated June 13, 2002, to Matthew J. Desch from the Registrant. Incorporated by reference to Exhibit 10(r) to the 2004 10-K.
10(s)*	Employment Letter Agreement dated June 19, 2002, between Randy I. Walker and the Registrant. Incorporated by reference to Exhibit 10(s) to the 2004 10-K.
10(t)	Stock Offer Letter dated June 21, 2002, to Randy I. Walker from the Registrant. Incorporated by reference to Exhibit 10(t) to the 2004 10-K.
14	Registrant's Code of Ethics for Principal Executive Officer and Senior Financial Officers. Incorporated by reference to Exhibit 14 to the 2004 10-K.
21	Subsidiaries of Registrant. Incorporated by reference to Exhibit 21 to the 2004 10-K.
23(a)	Consent of Independent Registered Public Accounting Firm.
23(b)	Consent of Houlihan Lokey Howard & Zukin Financial Advisors, Inc.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION (Registrant)
	By	/s/ T. E. DARCY T. E. Darcy Corporate Executive Vice President and Chief Financial Officer
Dated: September 20, 2004

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Science Applications International Corporation

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        As described in Note 24 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
March 31, 2004, except for Notes 24 and 25, as to which the date is September 16, 2004

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31
	2004	2003	2002
	Restated
	(See Note 24)
	(In millions, except per share amounts)
Revenues	$6,720	$5,903	$5,771
Costs and expenses:
Cost of revenues	5,584	4,815	4,611
Selling, general and administrative expenses	589	581	735
Goodwill impairment	7	13	3
Gain on sale of business units, net		(5)	(10)

Operating income	540	499	432

Non-operating income (expense):
Net gain (loss) on marketable securities and other investments, including impairment losses	6	(134)	(456)
Interest income	49	37	50
Interest expense	(80)	(45)	(14)
Other income, net	5	7	8
Minority interest in income of consolidated subsidiaries	(10)	(7)	(5)

Income from continuing operations before income taxes	510	357	15
Provision for income taxes	159	98	4

Income from continuing operations	351	259	11
Discontinued operations (Note 21):
Gain from discontinued operations of INTESA joint venture, net of income tax expense of $5 million in 2002			7

Income before cumulative effect of accounting change	351	259	18
Cumulative effect of accounting change, net of tax (Note 1)			1

Net income	$351	$259	$19

Earnings per share:
Basic:
Income from continuing operations	$1.90	$1.32	$.05
Discontinued operations, net of tax			.03
Cumulative effect of accounting change, net of tax			.01

	$1.90	$1.32	$.09

Diluted:
Income from continuing operations	$1.86	$1.28	$.05
Discontinued operations, net of tax			.03

Before and after cumulative effect of accounting change	$1.86	$1.28	$.08

Common equivalent shares:
Basic	185	196	215

Diluted	189	203	228

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Restated (See Note 24)
	January 31
	2004	2003
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,100	$1,095
Investments in marketable securities	1,265	1,093
Receivables, net	1,367	1,128
Prepaid expenses and other current assets	162	98
Deferred income taxes	34	90

Total current assets	3,928	3,504
Property, plant and equipment	472	406
Intangible assets	60	28
Goodwill	345	135
Prepaid pension assets	556	558
Other assets	130	171

	$5,491	$4,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,013	$939
Accrued payroll and employee benefits	457	382
Income taxes payable	178	199
Notes payable and current portion of long-term debt	50	17

Total current liabilities	1,698	1,537
Long-term debt, net of current portion	1,232	897
Deferred income taxes	49	47
Other long-term liabilities	271	269
Commitments and contingencies (Note 22)
Minority interest in consolidated subsidiaries	38	32
Stockholders' equity:
Common stock (Note 1)	2	2
Additional paid-in capital	1,962	1,691
Retained earnings	361	414
Other stockholders' equity	(92)	(73)
Accumulated other comprehensive loss	(30)	(14)

Total stockholders' equity	2,203	2,020

	$5,491	$4,802

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Common Stock				Other stock- holders' equity	Accumulated other comprehensive income(loss)
			Additional paid-in capital	Retained earnings			Comprehensive income
	Shares	Amount
	(In millions)
Balance at February 1, 2001	226	$2	$1,394	$1,918	$(42)	$72
Net income				19			$19
Other comprehensive loss						(1)	(1)
Issuances of common stock	16		193
Repurchases of common stock	(37)		(172)	(981)
Income tax benefit from employee stock transactions			121
Stock compensation			2
Unearned stock compensation, net of amortization					(15)
Issuance of subsidiary stock			13
Net payments on notes receivable for sales of common stock					1

Balance at January 31, 2002	205	2	1,551	956	(56)	71	$18

Net income (Restated—see Note 24)				259			$259
Other comprehensive loss						(85)	(85)
Issuances of common stock	16		237
Repurchases of common stock	(34)		(205)	(801)
Income tax benefit from employee stock transactions			108
Unearned stock compensation, net of amortization					(17)

Balance at January 31, 2003 (Restated—see Note 24)	187	2	1,691	414	(73)	(14)	$174

Net income				351			$351
Other comprehensive loss						(16)	(16)
Issuances of common stock	15		322
Repurchases of common stock	(16)		(108)	(404)
Income tax benefit from employee stock transactions			56
Stock compensation			1
Unearned stock compensation, net of amortization					(19)

Balance at January 31, 2004 (Restated—see Note 24)	186	$2	$1,962	$361	$(92)	$(30)	$335

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31
	2004	2003	2002
	Restated (See Note 24) (In millions)
Cash flows from operating activities:
Net income	$351	$259	$19
Income from discontinued operations, net of tax			(7)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	81	96	132
Non-cash compensation	112	93	72
Non-cash restructuring charge	5	13	62
Other postretirement benefit and pension curtailment gain	(16)		(10)
Impairment losses on marketable securities	19	108	467
Impairment loss on property, plant and equipment	5
Loss (gain) on derivative instruments		48	(29)
Goodwill impairment	7	13	3
Other non-cash items	9	8	(1)
(Gain) loss on sale of marketable securities and other investments	(25)	(22)	18
(Decrease) increase in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(164)	28	141
Prepaid expenses and other current assets	(52)	(14)	3
Deferred income taxes	67	(192)	(256)
Other assets	20	1	(58)
Accounts payable and accrued liabilities	38	(6)	(119)
Accrued payroll and employee benefits	53	22	(20)
Income taxes payable	34	98	158
Other long-term liabilities	(36)	(4)	(1)

	508	549	574

Cash flows from investing activities:
Expenditures for property, plant and equipment	(131)	(43)	(89)
Acquisitions of business units, net of cash acquired	(194)	(9)	(15)
Purchases of debt and equity securities available-for-sale	(175)	(720)	(32)
Proceeds from sale of investments in marketable securities and other investments	32	985	465
Investments in affiliates	(9)	(13)	(65)
Other			17

	(477)	200	281

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	351	794	1
Payments on settlement of treasury lock contracts	(5)	(8)
Payments on notes payable, long-term debt and capital lease obligations	(3)	(2)	(2)
Net proceeds from subsidiary issuance of stock			16
Dividends paid to minority interest stockholders	(3)	(3)	(2)
Sales of common stock	40	26	35
Repurchases of common stock	(406)	(911)	(1,077)

	(26)	(104)	(1,029)

Increase (decrease) in cash and cash equivalents from continuing operations	5	645	(174)
Cash from discontinued operations		5	5
Cash and cash equivalents at beginning of year	1,095	445	614

Cash and cash equivalents at end of year	$1,100	$1,095	$445

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$106	$95	$76

Capital lease obligations for property and equipment	$9	$1

Fair value of assets acquired in acquisitions	$346	$23	$20
Cash paid in acquisitions	(194)	(9)	(15)
Issuance of common stock in acquisitions and other consideration of $2 million in 2004	(49)	(6)

Liabilities assumed in acquisitions	$103	$8	$5

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

        The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flows. When the carrying amount of the asset exceeds the estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset's carrying amount to its estimated fair value based on the present value of the estimated future cash flows. During 2004, the Company's wholly-owned subsidiary, Telcordia Technologies, Inc. ("Telcordia") recognized an impairment loss of $5 million, primarily related to leasehold improvements and equipment at an under-utilized training facility for telecommunications customers. The impairment loss is reflected in cost of revenues and in the Non-Regulated Telecommunications segment.

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

	Year ended January 31
	2004	2003	2002
		Restated
	(In millions, except per share amounts)
Net income, as reported	$351	$259	$19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(36)	(39)	(37)

Pro forma net income (loss)	$315	$220	$(18)

Earnings (loss) per share:
Basic—as reported	$1.90	$1.32	$.09

Basic—pro forma	$1.70	$1.12	$(.08)

Diluted—as reported	$1.86	$1.28	$.08

Diluted—pro forma	$1.67	$1.08	$(.08)

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

Common Stock and Earnings Per Share

        The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05. As of January 31, 2004, 181,221,000 shares of Class A common stock and 226,000 shares of Class B common stock were issued and outstanding. Pursuant to the Company's Certificate of Incorporation, no additional shares of Class B common stock may be issued. Each share of Class B common stock is convertible into 20 shares of Class A common stock. Class A and Class B common stock are collectively referred to as common stock in the Consolidated Financial Statements and Notes to Consolidated Financial Statements and are shown assuming that the Class B was converted into Class A common stock. The Class A and Class B common stock have identical rights with respect to voting, dividends, liquidation and other rights except that the Class B common stock shall have 20 votes per share and receive 20 times the per share dividend declared and paid on the Class A common stock, and 20 times the assets and funds distributed upon liquidation as the Class A common stock. Pursuant to the Company's Certificate of Incorporation, the Class A common stock is subject to certain restrictions, including the Company's right to repurchase shares held by a stockholder upon termination of the stockholder's affiliation with the Company, the Company's right of first refusal with respect to sales of Class A common stock by a stockholder other than in the Company's limited market and certain other restrictions on transfer of Class A common stock. The shares of Class B common stock are generally subject to similar contractual restrictions.

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

        The following tables summarize revenues and long-lived assets, which includes property, plant and equipment, intangible assets, goodwill, long-term investments in marketable securities, prepaid pension assets and other assets, by geographic location of the entity that is performing the services:

	Year ended January 31
	2004	2003	2002
	(In millions)
Revenues:
United States	$6,565	$5,739	$5,594
United Kingdom	142	150	155
Other international	13	14	22

Total consolidated revenues	$6,720	$5,903	$5,771

	January 31
	2004	2003
	(In millions)
Long-lived assets:
United States	$1,521	$1,276
United Kingdom	19	10
Other international	23	12

Total consolidated long-lived assets	$1,563	$1,298

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

        The changes in the carrying amount of goodwill by segment as of January 31, 2004 are as follows:

	Regulated	Non-Regulated Telecommunications	Non-Regulated Other	Total
		Restated		Restated
	(In millions)
Goodwill at February 1, 2002	$78	$52	$19	$149
Acquisitions	14			14
Impairments	(13)			(13)
Foreign currency translation			2	2
Adjustments		(8)	(11)	(19)
Reclassification of assembled workforce intangible asset	2			2

Goodwill at January 31, 2003	81	44	10	135
Acquisitions	203		12	215
Impairments	(7)			(7)
Foreign currency translation			2	2

Goodwill at January 31, 2004	$277	$44	$24	$345

        Intangible assets consist of the following:

	January 31, 2004			January 31, 2003
	Gross carrying value	Accumulated amortization	Net	Gross carrying value	Accumulated amortization	Net
	(In millions)
Amortizable intangible assets:
Software and technology	$44	$27	$17	$61	$42	$19
Patents	12	5	7	12	4	8
Customer contracts	14	3	11	5	4	1
Non-compete agreements	27	3	24
Other	2	1	1	1	1

Total amortizable intangible assets	$99	$39	$60	$79	$51	$28

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
	Restated
	(See Note 24)
	(In millions)
Net income:
Income from continuing operations, as reported	$351	$259	$11
Amortization of goodwill, net of tax			18

Adjusted income from continuing operations	351	259	29
Income from discontinued operations, net of tax			7
Cumulative effect of accounting change, net of tax (Note 1)			1

Adjusted net income	$351	$259	$37

Basic earnings per share:
Income from continuing operations, as reported	$1.90	$1.32	$.05
Amortization of goodwill, net of tax			.08

Adjusted income from continuing operations	$1.90	1.32	.13
Income from discontinued operations, net of tax			.03
Cumulative effect of accounting change, net of tax			.01

Adjusted net income	$1.90	$1.32	$.17

Diluted earnings per share:
Income from continuing operations, as reported	$1.86	$1.28	$.05
Amortization of goodwill, net of tax			.08

Adjusted income from continuing operations	1.86	1.28	.13
Income from discontinued operations, net of tax			.03

Adjusted net income	$1.86	$1.28	$.16

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

        The Company has an Employee Stock Retirement Plan ("ESRP") in which eligible employees participate. Cash or stock contributions to the ESRP are based upon amounts determined annually by the Board of Directors and are allocated to participants' accounts based on their annual compensation. The Company recognizes the fair value of the Company's common stock or the amount of cash contributed in the year of contribution as compensation expense. The vesting requirements for the ESRP are the same as the Company's contributions to the 401(k). Any participant who leaves the Company, whether by retirement or otherwise, may be able to elect to receive either cash or shares of

Company common stock as a distribution from their account. Shares of Company common stock distributed from the ESRP bear a limited put option that, if exercised, would require the Company to repurchase all or a portion of the shares at their then current fair value during two specified 60-day periods following distribution. If the shares are not put to the Company during the specified periods, the shares no longer bear a put option, and the Company will not be required to repurchase the shares. Although the Company has no current intention, if necessary, the Company believes it has the ability to eliminate the limited put option feature on shares held by the ESRP. At January 31, 2003, shares distributed from the ESRP with the limited put option represented a potential repurchase obligation of $38 million. During 2004, only $2 million of the total outstanding potential repurchase amount at January 31, 2003 was actually put to the Company. At January 31, 2004, shares distributed from the ESRP that bear a limited put option represented a potential repurchase obligation of $19 million. The ESRP held 50 million shares of common stock at January 31, 2004 and 2003 with a fair value of $1.8 billion and $1.4 billion, respectively. Contributions charged to income under the ESRP were $55 million, $52 million and $29 million for 2004, 2003 and 2002, respectively.

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

        The Company also has an Employee Stock Purchase Plan ("ESPP") which allows eligible employees to purchase shares of the Company's common stock at a discount of 15% of the existing fair market value. In 2002, the discount was 10%. There are no charges to income under this plan because it is a non-compensatory plan. The pro forma effect on net income and earnings per share of stock compensation expense under SFAS No. 123, "Accounting for Stock-Based Compensation" is presented in Note 1. At January 31, 2004, 5 million shares of the Company's common stock were reserved for issuance under the ESPP.

F-28

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

Subsequent Event

        Subsequent to the year ended January 31, 2004, Telcordia adopted and communicated to all participants a plan to redesign pension benefits. Effective January 1, 2005, the Company will be freezing the four defined benefit pension plans such that there will be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date remain unchanged. In consideration for future service, Telcordia will implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees can participate. The redesign of pension benefits triggers a curtailment of the benefit obligation and a remeasurement of the plans as of the date of adoption. Therefore, in the first quarter of 2005, the plans' projected benefit obligations will be reduced to reflect the elimination of assumed future compensation increases on benefits earned to date. With the remeasurement, all actuarial assumptions will be reviewed and updated as appropriate. The remeasurement could impact the pension expense recognized in 2005, but the Company is unable to determine the impact until all assumptions have been updated. For an update, refer to Note 25.

Note 12—Income Taxes:

        The provision for income taxes includes the following:

	Year ended January 31
	2004	2003	2002
	Restated
	(In millions)
Current:
Federal	$89	$258	$213
State	22	34	36
Foreign	4	1	7
Deferred:
Federal	41	(182)	(236)
State	3	(13)	(18)
Foreign			2

	$159	$98	$4

        Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Deferred tax (liabilities) assets are comprised of the following:

	January 31
	2004	2003
	(In millions)
Accrued vacation pay	$46	$40
Accrued liabilities	42	45
Investment in subsidiaries and affiliates	34	53
Deferred compensation	30	30
Credit carryforwards	28	21
Vesting stock bonuses	21	22
State taxes	9	6
Other	9	8
Unrealized net losses on marketable securities	2

Total deferred tax assets	221	225

Employee benefit contributions	(187)	(167)
Deferred revenue	(32)	(2)
Depreciation and amortization	(17)	(5)
Other		(4)
Unrealized net gains on marketable securities		(4)

Total deferred tax liabilities	(236)	(182)

Net deferred tax (liabilities) assets	$(15)	$43

        A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income from continuing operations before income taxes follows:

	Year ended January 31
	2004	2003	2002
	Restated
	(In millions)
Amount computed at statutory rate	$179	$125	$5
State income taxes, net of federal tax benefit	20	14	6
Contribution of appreciated property	(2)	(25)	(18)
Change in tax accruals	(16)	20	30
Research and experimentation tax credits	(16)	(29)	(16)
Non-deductible items		(1)	1
Foreign income taxed at lower rates	(5)	(5)	(5)
Amortization of goodwill			2
Non-taxable interest income	(1)	(1)	(1)

	$159	$98	$4

Effective income tax rate	31.3%	27.5%	28.5%

        The Company has state tax credit carryforwards of approximately $43 million that will begin to expire as follows:

Year ending January 31	(In millions)
2008	$8
2009	13
2010	11
Thereafter	11

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

$1,282

Note 14—Earnings Per Share:

        A summary of the elements included in the computation of basic and diluted EPS is as follows (in millions, except per share amounts):

	Year ended January 31
	2004			2003			2002
				Restated
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Net income	$351			$259			$19

Basic EPS		185	$1.90		196	$1.32		215	$.09

Effect of dilutive securities:
Stock options		3			7			13
Other stock awards		1

Diluted EPS		189	$1.86		203	$1.28		228	$.08

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
									Fourth Quarter
							As previously reported(3)
									As restated(3)
2003
Revenues		$1,353		$1,468		$1,540		$1,542	$1,542
Operating income		$104		$123		$155		$117	$117
Net income		$33		$41		$92		$80	$93
Basic earnings per share(2)	$	..16	$	..20	$	..48	$	..43	$ ..50
Diluted earnings per share(2)		$.15		$.20		$.46		$.42	$.48

(1)
Amounts for the first, second and third quarters of 2003 have been reclassified to conform to the presentation of INTESA as discontinued operations.

(2)
Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(3)
Refer to Note 24 for further information on the restatement.

Note 24—Restatement:

        The Company has restated its previously issued consolidated financial statements to correct accounting errors that overstated the Company's 2003 provision for income taxes, income taxes payable and goodwill. These errors consisted of bookkeeping errors relating to the computation of the Company's income tax provision which resulted in the duplicate recording of $13 million of income tax provision and related income tax payable in its previously issued consolidated financial statements. In addition, the Company identified an error in its application of an acquisition-related tax benefit. The tax benefit of $2 million was previously recorded as a reduction to income tax expense rather than as a reduction in goodwill.

        The restatement resulted in an increase of $13 million in net income for the year ended January 31, 2003, an increase of $13 million in retained earnings at January 31, 2004 and 2003, a decrease of $15 million in income taxes payable and a decrease of $2 million in goodwill at January 31, 2004 and 2003. Net income for the year ended January 31, 2004 remained unchanged as the accounting errors were related to the 2003 provision for income taxes.

        Refer to Note 23 for a summary of the impact of the restatement on the fourth quarter 2003 selected income statement data. A summary of the effects of the restatement is as follows:

	Year ended January 31, 2003
	As previously reported	As restated
	(In millions, except per share amounts)
Provision for income taxes	$111	$98
Net income	$246	$259
Earnings per share:
Basic:
Income from continuing operations	$1.26	$1.32
Discontinued operations, net of tax	—	—

	$1.26	$1.32

Diluted:
Income from continuing operations	$1.21	$1.28
Discontinued operations, net of tax	—	—

	$1.21	$1.28

	January 31, 2004		January 31, 2003
	As previously reported	As restated	As previously reported	As restated
	(In millions)
Goodwill	$347	$345	$137	$135
Income taxes payable	$193	$178	$214	$199
Retained earnings	$348	$361	$401	$414

Note 25—Subsequent Event:

        In connection with a possible sale of Telcordia, in August 2004, Telcordia deferred indefinitely the implementation of the pension redesign described in the subsequent event paragraph of Note 11. As a result of this decision, the Company has not recorded a curtailment of the benefit obligation nor a reduction in the projected benefit obligation during the three months ended July 31, 2004.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
  Item 9A. Controls and Procedures
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