Form 10-Q/A
period 2004-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2004-09-21
CIK 353394

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

Yes ☐ No ☒

As of August 31, 2004, the Registrant had 181,454,658 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 220,698 shares of Class B common stock, $.05 par value per share, issued and outstanding.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Explanatory Note

Science Applications International Corporation is filing this Form 10-Q/A to reflect the restatement of its condensed consolidated financial statements.  The restatement addresses accounting errors that overstated the 2003 provision for income taxes, income taxes payable and goodwill.  Refer to Note 15 of the notes to condensed consolidated financial statements for a description and quantification of the restatement.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement.  This restatement includes changes to Part I, Items 1 and 4 and Part II, Item 6.  Items included in the original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the original filing.  Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing except for Note 16 of the notes to condensed consolidated financial statements which describes a subsequent event.  For an update of other subsequent events, refer to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 and other filings the Company has made with the Securities and Exchange Commission since April 30, 2004.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	Restated (See Note 15)
	April 30, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$762	$1,100
Investments in marketable securities	1,351	1,265
Receivables, net	1,578	1,367
Prepaid expenses and other current assets	179	162
Deferred income taxes	34	34
Total current assets	3,904	3,928

Property, plant and equipment (less accumulated depreciation of $494 and $492 at April 30, 2004 and January 31, 2004, respectively)	463	472
Intangible assets	54	60
Goodwill	362	345
Prepaid pension assets	549	556
Other assets	126	130
	$5,458	$5,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,032	$1,013
Accrued payroll and employee benefits	326	457
Income taxes payable	185	178
Notes payable and current portion of long-term debt	55	50
Total current liabilities	1,598	1,698

Long-term debt, net of current portion	1,226	1,232
Deferred income taxes	46	49
Other long-term liabilities	273	271
Minority interest in consolidated subsidiaries	40	38
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,147	1,962
Retained earnings	274	361
Other stockholders’ equity	(116)	(92)
Accumulated other comprehensive loss	(32)	(30)
Total stockholders’ equity	2,275	2,203
	$5,458	$5,491

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

As more fully described in Note 8 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K/A, the Company uses other forward interest rate swap agreements to manage its interest rate risk.  For the three months ended April 30, 2004 and 2003, the net impact on the consolidated statements of income of all outstanding swap agreements was not material.  At April 30, 2004, the combined fair value of all of the Company’s interest rate swap agreements was $15 million, of which $3 million and $12 million were reflected in other accrued liabilities and other long-term liabilities, respectively.

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

Note 6 – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the three months ended April 30, 2004 are as follows:

	Regulated	Non- Regulated Telecom- munications	Non- Regulated Other	Total
		Restated (See Note 15)		Restated
	(In millions)

Goodwill at January 31, 2004	$277	$44	$24	$345
Acquisitions	9			9
Adjustments	8			8
Goodwill at April 30, 2004	$294	$44	$24	$362

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

Pension Curtailment

As noted in the Company’s 2004 Annual Report on Form 10-K/A, on April 15, 2004, Telcordia communicated to all participants in its defined benefit pension plans a plan to redesign pension benefits. Effective January 1, 2005, the Company will be freezing the four defined benefit pension plans such that there will be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date remain unchanged. In consideration for future service, Telcordia will implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees can participate. The redesign of pension benefits triggers a curtailment of the benefit obligation and a remeasurement of the plans as of April 15, 2004, which is the second quarter for the plan because the plan is measured on a calendar year basis.  The plan’s calendar year results are reflected in the Company’s financial statements on a fiscal year basis, consequently the curtailment and remeasurement of the plans will be included in results for the three months ended July 31, 2004.  The Company is in the process of remeasuring the plans and updating its actuarial calculations and currently estimates that the plan curtailment will result in a curtailment gain of $17 million related to the immediate recognition of unrecognized negative prior service cost and an approximate $5 million reduction in pension expense in 2005 from the curtailment of the defined benefit obligation.  For an update, refer to Note 16.

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

The Company’s discontinued joint venture operations, INTESA, is involved in various legal proceedings as described in the Company’s 2004 Annual Report on Form 10-K/A.  The outstanding OPIC claim was settled as further described in Note 14.  The Company guaranteed INTESA’s obligations under the 1997 outsourcing services agreement between INTESA and PDVSA, INTESA’s other stockholder. The Company’s maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee. Other than the OPIC claim receivable as of April 30, 2004 (Note 14), the Company does not have any assets or liabilities recorded related to this discontinued operation as of April 30, 2004 and January 31, 2004.

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

Note 15 – Restatement:

The Company has restated its previously issued consolidated financial statements to correct accounting errors that overstated the 2003 provision for income taxes, income taxes payable and goodwill.  These errors consisted of bookkeeping errors relating to the computation of the Company’s income tax provision which resulted in the duplicate recording of $13 million of income tax provision and related income tax payable in its previously issued condensed consolidated financial statements.  In addition, the Company identified an error in its application of an acquisition-related tax benefit.  The tax benefit of $2 million was previously recorded as a reduction to income tax expense rather than as a reduction in goodwill.

The restatement resulted in an increase of $13 million in retained earnings, a decrease of $15 million in income taxes payable and a decrease of $2 million in goodwill at April 30, 2004 and January 31, 2004.  A summary of the effects of the restatement is as follows:

	April 30, 2004		January 31, 2004
	As previously reported	As restated	As previously reported	As restated
	(In millions)
Goodwill	$364	$362	$347	$345
Income taxes payable	$200	$185	$193	$178
Retained earnings	$261	$274	$348	$361

Note 16 – Subsequent Event:

                In connection with a possible sale of Telcordia, in August 2004, Telcordia deferred indefinitely the implementation of the pension redesign described in Note 9. As a result of this decision, the Company has not recorded a curtailment of the benefit obligation nor a reduction in the projected benefit obligation during the three months ended July 31, 2004.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

We have restated our previously issued financial results for 2003.  This restatement addresses the accounting errors described in Note 15 of the notes to condensed consolidated financial statements. We identified these errors during a review and reconciliation of our worldwide income tax liabilities. During this review, we have consulted with our independent auditors and the Audit Committee of our Board of Directors.  Our review identified the following issues, which collectively constitute a material weakness in our internal control over financial reporting:

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