Form 10-Q
period 2004-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2004-12-09
CIK 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Yes   ☐  No   ☒

As of November 30, 2004 the Registrant had 179,462,415 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 218,745 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in millions, except per share amounts)

	Three months ended		Nine months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003

Revenues	$2,061	$1,751	$5,954	$4,914
Costs and expenses:
Cost of revenues	1,748	1,443	5,043	4,066
Selling, general and administrative expenses	143	138	437	427
Goodwill impairment				7
Operating income	170	170	474	414

Non-operating income (expense):
Net (loss) gain on marketable securities and other investments, including impairment losses	(11)	20	(15)	5
Interest income	16	9	33	39
Interest expense	(23)	(21)	(67)	(57)
Other income (expense), net	(2)	1	(3)	3
Minority interest in income of consolidated subsidiaries	(4)	(3)	(10)	(7)
Income from continuing operations before income taxes	146	176	412	397
Provision for income taxes	51	60	151	121
Income from continuing operations	95	116	261	276

Discontinued operations (Note 14):
Gain from discontinued operations of INTESA joint venture, net of income tax expense of $2 million			4
Net income	$95	$116	$265	$276

Earnings per share:
Basic:
Income from continuing operations	$.52	$.63	$1.43	$1.49
Discontinued operations, net of tax			.02
	$.52	$.63	$1.45	$1.49
Diluted:
Income from continuing operations	$.51	$.61	$1.39	$1.46
Discontinued operations, net of tax			.02
	$.51	$.61	$1.41	$1.46
Common equivalent shares:
Basic	182	185	183	185
Diluted	187	189	188	189

See accompanying notes to condensed consolidated financial statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	October 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$779	$1,100
Investments in marketable securities	1,363	1,265
Receivables, net	1,631	1,367
Prepaid expenses and other current assets	162	162
Deferred income taxes	35	34
Total current assets	3,970	3,928

Property, plant and equipment (less accumulated depreciation of $506 and $492 at October 31, 2004 and January 31, 2004, respectively)	456	472
Intangible assets	76	60
Goodwill	478	345
Prepaid pension assets	535	556
Other assets	114	130
	$5,629	$5,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$983	$1,013
Accrued payroll and employee benefits	414	457
Income taxes payable	284	178
Notes payable and current portion of long-term debt	63	50
Total current liabilities	1,744	1,698

Long-term debt, net of current portion	1,217	1,232
Deferred income taxes	45	49
Other long-term liabilities	276	271
Minority interest in consolidated subsidiaries	44	38
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,234	1,962
Retained earnings	210	361
Other stockholders’ equity	(113)	(92)
Accumulated other comprehensive loss	(30)	(30)
Total stockholders’ equity	2,303	2,203
	$5,629	$5,491

See accompanying notes to condensed consolidated financial statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in millions)

	Nine months ended
	October 31, 2004	October 31, 2003
Cash flows from operating activities:
Net income	$265	$276
Gain from discontinued operations, net of tax	(4)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	67	60
Non-cash compensation	125	103
Minority interest in income of consolidated subsidiaries	10	7
Gain on sale of marketable securities and other investments		(24)
Other postretirement benefit and pension curtailment gain		(16)
Goodwill impairment		7
Impairment losses on marketable securities and other investments	15	19
Other	6	9

Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(231)	(74)
Prepaid expenses and other current assets	(2)	(6)
Deferred income taxes	(11)	(4)
Other assets	25	27
Accounts payable and accrued liabilities	(50)	(212)
Accrued payroll and employee benefits	(45)	(14)
Income taxes payable	146	69
Other long-term liabilities	(8)	(18)
	308	209

Cash flows from investing activities:
Expenditures for property, plant and equipment	(33)	(118)
Acquisitions of business units, net of cash acquired	(129)	(80)
Purchases of debt and equity securities available-for-sale	(220)	(169)
Proceeds from sale of investments in marketable securities and other investments	124	22
Other	(18)	(1)
	(276)	(346)
Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	19	295
Payments of notes payable and long-term debt	(20)
Payments on settlement of treasury lock contracts		(6)
Dividends paid to minority interest stockholders	(3)	(1)
Sales of common stock	56	23
Repurchases of common stock	(411)	(287)
	(359)	24
Decrease in cash and cash equivalents from continuing operations	(327)	(113)
Cash from discontinued operations	6
Cash and cash equivalents at beginning of period	1,100	1,095
Cash and cash equivalents at end of period	$779	$982

Supplemental schedule of non-cash investing and financing activities:

Common stock exchanged upon exercise of stock options	$118	$71

Fair value of assets acquired in acquisitions	$223	168
Cash paid in acquisitions	(129)	(80)
Issuance of common stock in acquisitions	(4)	(36)
Liabilities assumed in acquisitions	$90	$52

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

Certain amounts for the three and nine months ended October 31, 2003 have been reclassified in the condensed consolidated financial statements to conform to the presentation as of and for the three and nine months ended October 31, 2004.

In the opinion of management, the unaudited financial information as of October 31, 2004 and for the three and nine months ended October 31, 2004 and 2003 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof.  Operating results for the three and nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2004 Annual Report on Form 10-K/A.

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

During the nine months ended October 31, 2003, the Company’s Telcordia Technologies, Inc. (“Telcordia”) subsidiary recognized an impairment loss of $5 million, primarily related to leasehold improvements and equipment at an underutilized training facility for telecommunications customers.  The impairment loss was measured as the excess of the carrying amounts of those assets over their fair market values.  The impairment loss is reflected in cost of revenues and in the Company’s Non-Regulated Telecommunications segment.

Warranty Obligations

The majority of the Company’s warranty costs are incurred in connection with warranty provisions included in the software development contracts of Telcordia. The Company generally offers a twelve-month warranty for software defects. The liability is estimated based primarily on prior claims experience and current software license revenue subject to warranty obligations. The obligation is accrued as development contracts are performed. The Company assesses the adequacy of the reserve on a periodic basis to determine if any adjustments are necessary due to changes in actual spending by product or other factors.  The changes in accrued warranty obligations are as follows (in millions):

January 31, 2004	$31
New warranties	19
Adjustments	(10)
Payments	(14)
October 31, 2004	$26

Cost of revenues for the three and nine months ended October 31, 2004 include net warranty costs of $3 million and $9 million, respectively, which reflect adjustments of $4 million and $10 million that reduced accrued warranty obligations in the respective periods.  For the three and nine months ended October 31, 2003, net warranty costs were $ 1 million and $5 million, respectively, which reflect adjustments of $3 million and $13 million that reduced accrued warranty obligations for the respective periods. The reductions to accrued warranty obligations are reflected as adjustments in the table above and are primarily due to improved cost controls at Telcordia.

Common Stock

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01, and 5 million shares of Class B common stock, par value $.05.  As of October 31, 2004 and January 31, 2004, 179,373,000 and 181,221,000 shares of Class A common stock, respectively, and 219,000 and 226,000 shares of Class B common stock, respectively, were issued and outstanding. Pursuant to the Company’s Certificate of Incorporation, no additional shares of Class B common stock may be issued.  Each share of Class B common stock is convertible into 20 shares of Class A common stock.  Class A common stock and Class B common stock are collectively referred to as common stock in the condensed consolidated financial statements and notes to condensed consolidated financial statements and are shown assuming that the Class B common stock was converted into Class A common stock.  The Class A common stock and Class B common stock have identical rights with respect to voting, dividends, liquidation and other rights except that the Class B common stock has 20 votes per share and shall receive 20 times the per share dividend declared and paid on the Class A common stock, and 20 times the assets and funds distributed upon liquidation as the Class A common stock.  Pursuant to the Company’s Certificate of Incorporation, the Class A common stock is subject to certain restrictions, including the Company’s right to repurchase shares held by a stockholder upon termination of the stockholder’s affiliation with the Company, the Company’s right of first refusal with respect to sale of Class A common stock by a stockholder other than in the Company’s limited market and certain other restrictions on transfer of Class A common stock.  The shares of Class B common stock are generally subject to similar contractual restrictions.

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

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	(In millions, except per share amounts)

Net income, as reported	$95	$116	$265	$276
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(8)	(9)	(23)	(26)
Pro forma net income	$87	$107	$242	$250

Earnings per share:
Basic – as reported	$.52	$.63	$1.45	$1.49
Basic – pro forma	$.48	$.58	$1.32	$1.34

Diluted – as reported	$.51	$.61	$1.41	$1.46
Diluted – pro forma	$.47	$.56	$1.29	$1.31

Note 2 – Business Segment Information:

The following summarizes interim business segment information:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	(In millions)

Revenues:
Regulated	$1,715	$1,435	$4,969	$3,943
Non-Regulated Telecommunications	226	224	649	673
Non-Regulated Other	132	102	376	310
Corporate	(12)	(10)	(40)	(12)
Total reportable segment revenues	$2,061	$1,751	$5,954	$4,914

Segment operating income (loss):
Regulated	$135	$144	$399	$356
Non-Regulated Telecommunications	41	59	125	129
Non-Regulated Other	14	7	27	20
Corporate	(23)	(40)	(86)	(83)
Total reportable segment operating income	$167	$170	$465	$422

As described in more detail in Note 2 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K/A, certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Government Cost Accounting Standards.  Corporate expense variances to these allocations and an internal interest charge or credit are retained in the corporate line item. In certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items are excluded from the evaluation of a business unit’s (“BU”) operating performance. Those revenue and expense items excluded from the BU’s performance reporting are reflected in the corporate line item. Elimination of intersegment revenues is also reflected in the corporate line item. Revenues between segments were $12 million and $37 million for the three and nine months ended October 31, 2004, respectively, compared to $6 million and $18 million for the three and nine months ended October 31, 2003, respectively, and were recorded at cost.

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	(In millions)

Depreciation and amortization:
Regulated	$10	$7	$28	$17
Non-Regulated Telecommunications	11	10	29	34
Non-Regulated Other	1	1	4	3
Corporate	2	2	6	6
Total consolidated and reportable depreciation and amortization	$24	$20	$67	$60

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	(In millions)

Total reportable segment operating income	$167	$170	$465	$422
Investment activities		(1)	(2)	(3)
Goodwill impairment				(7)
Equity in (income) loss of unconsolidated affiliates	(1)	(2)	1	(5)
Minority interest in income of consolidated subsidiaries	4	3	10	7
Total consolidated operating income	$170	$170	$474	$414

Note 3 – Receivables:

Receivables include $37 million of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed at October 31, 2004.

Note 4 – Derivative Financial Instruments:

Interest Rate Risk

In February 2004, the Company entered into interest rate swap agreements to convert the fixed interest payments on its $95 million 6.75% notes to a floating rate, based on the six-month LIBOR plus a margin.  This was done to better balance the fixed and floating rate long-term debt obligations.  These swap agreements are designated as fair value hedges of changes in the notes’ fair value and are fully effective in offsetting the change in fair value of the underlying notes for the three and nine months ended October 31, 2004.

As more fully described in Note 8 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K/A, the Company uses other interest rate swap agreements to manage its interest rate risk.  For the three and nine months ended October 31, 2004 and 2003, the net impact on the consolidated statements of income of all outstanding swap agreements was not material.  At October 31, 2004, the combined fair value of all of the Company’s interest rate swap agreements was a liability of $12 million, of which $3 million and $9 million were reflected in other accrued liabilities and other long-term liabilities, respectively.

Foreign Currency Risk and Other Derivatives

For the three and nine months ended October 31, 2004 and 2003, net losses on foreign currency forward exchange contracts and other derivatives were not material.

Note 5 – Acquisitions of Businesses:

During the nine months ended October 31, 2004, the Company completed four acquisitions for an aggregate purchase price of approximately $145 million, which consisted of approximately $129 million in cash (net of cash acquired), 107,209 shares of the Company’s Class A common stock that had a fair value of approximately $4 million on the date of issuance and future acquisition payments of $12 million.  The preliminary purchase price allocation resulted in identifiable intangible assets of $42 million (amortizable over lives of one to ten years) and goodwill of $123 million, which reflects the purchase of net liabilities in one of the acquisitions.  The Company has not yet obtained all the information required to complete the purchase price allocation related to these acquisitions.  The final allocation will be completed once the information identified by the Company has been received, which should not be longer than one year from the date of acquisition.  Potential contingent payments to employees, per the acquisition agreements, are approximately $2 million, payable through 2006.  These payments will be expensed and will not be treated as incremental purchase price adjustments.  On November 23, 2004, the Company acquired another business with an estimated net book value of $29 million for a purchase price of approximately $132 million.  These acquisitions in the aggregate are not considered material business combinations for financial reporting; therefore, pro forma financial information is not presented.

During the nine months ended October 31, 2004, the Company issued shares of its common stock with a fair value of $9 million to settle accrued acquisition costs related to a prior year acquisition.

Note 6 – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the nine months ended October 31, 2004 are as follows:

	Regulated	Non- Regulated Telecommunications	Non- Regulated Other	Total
	(In millions)
Goodwill at January 31, 2004	$277	$44	$24	$345
Acquisitions	75	48		123
Adjustments	10			10
Goodwill at October 31, 2004	$362	$92	$24	$478

Goodwill adjustments of $10 million for the nine months ended October 31, 2004 were a result of adjustments to net assets acquired from a prior year acquisition.

Intangible assets as of October 31, 2004 and January 31, 2004 consist of the following:

	October 31, 2004			January 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
	(In millions)
Amortizable intangible assets:
Software and technology	$48	$31	$17	$44	$27	$17
Patents	12	5	7	12	5	7
Customer contracts	39	11	28	14	3	11
Non-compete agreements	33	11	22	27	3	24
Other	3	1	2	2	1	1
Total amortizable intangible assets	$135	$59	$76	$99	$39	$60

Software and technology and customer contracts with a gross carrying value of $2 million became fully amortized at January 31, 2004 and, therefore, are no longer reflected in the gross carrying value at October 31, 2004.  In addition, customer contracts and non-compete agreements arising from prior year acquisitions were reduced by $4 million as a result of post-acquisition adjustments.  Amortization expense related to amortizable intangible assets was $8 million and $22 million for the three and nine months ended October 31, 2004, respectively, compared to $3 million and $7 million for the three and nine months ended October 31, 2003, respectively.  Based on the intangible assets as of October 31, 2004, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows (in millions):

Year ending January 31
2005	$30
2006	29
2007	17
2008	11
2009	5
Thereafter	6
$98

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

For the three and nine months ended October 31, 2004, impairment losses on intangible assets were not material and there were no impairment losses on goodwill.

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

The Company has a firm fixed-price contract with the Greek Government with bonding requirements, approximately $114 million of which have been met through the issuance of standby letters of credit under the $500 million five-year revolving credit facility.  The standby letters of credit reduce the amount available for borrowings under the $500 million five-year revolving credit facility.  The Company pays fees for the standby letters of credit issued under the five-year revolving credit facility, but the outstanding standby letters of credit are not considered borrowings and the Company does not incur related interest cost.    The standby letters of credit will remain outstanding until the customer has formally accepted the system pursuant to the contract.  For further discussion of this contract, refer to Note 12.  The Company does not expect to issue any additional standby letters of credit for this contract under the $500 million five-year revolving credit facility.

As of October 31, 2004, the entire amount under the $250 million five-year revolving credit facility was available and $386 million of the $500 million five-year revolving credit facility was available.  These credit facilities contain customary affirmative and negative covenants.  The financial covenants contained in the credit facilities require the Company to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 for each period of four consecutive fiscal quarters.  These covenants also restrict certain of the Company’s activities, including, among other things, the Company’s ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations.  The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties.  As of October 31, 2004, the Company was in compliance with all the financial covenants under the credit facilities.

Note 8 – Accumulated Other Comprehensive Loss and Comprehensive Income:

As of October 31, 2004 and January 31, 2004, accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments as follows:

	October 31, 2004	January 31, 2004
	(In millions)
Accumulated other comprehensive (loss) gain from:
Unrealized net (loss) gain on marketable securities	$(1)	$2
Unrealized net loss on derivative instruments	(14)	(16)
Minimum pension liability adjustments	(14)	(14)
Foreign currency translation adjustments	(1)	(2)
	$(30)	$(30)

As of October 31, 2004, approximately $2 million of the unrealized net loss on derivative instruments is expected to be reclassified into the income statement within the next twelve months.

Comprehensive income, which combines net income, unrealized gains and losses on available-for-sale securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments, consists of the following:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	(In millions)

Net income	$95	$116	$265	$276
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable securities			(4)	4
Unrealized loss on derivative instruments		(1)		(7)
Foreign currency translation adjustments	1	1	1
Other	2	(11)	3	(11)
	3	(11)	—	(14)
Total comprehensive income	$98	$105	$265	$262

Note 9 – Pension and Other Postretirement Plans:

Components of net periodic benefit cost are as follows:

	Pension Benefits				Postretirement benefits other than pensions
	Three months ended October 31		Nine months ended October 31		Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003	2004	2003	2004	2003
	(In millions)
Service cost	$7	$8	$22	$25		$1		$2
Interest cost	24	25	71	73	$3	3	$9	11
Expected return on plan assets	(32)	(34)	(96)	(102)	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	10	4	29	12	3	1	8	3
Amortization of prior service cost	(1)	(1)	(2)	(2)	(5)	(1)	(14)	(3)
Net periodic benefit cost (income)	$8	$2	$24	$6	$—	$3	$—	$10

Company Contributions

The Company previously disclosed in its financial statements for the year ended January 31, 2004 that it expected to contribute $5 million to its defined benefit pension plans and $10 million to the Telcordia other postretirement benefit plans in fiscal 2005.  As of October 31, 2004, the Company’s contributions as planned and disclosed in its 2004 Annual Report on Form 10-K/A have not significantly changed.

Pension Curtailment

As noted in the Company’s 2004 Annual Report on Form 10-K/A, on April 15, 2004, Telcordia communicated to all participants in its defined benefit pension plans a plan to redesign pension benefits.  Telcordia planned to freeze the four defined benefit pension plans effective January 1, 2005 such that there would be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date would remain unchanged. In consideration for future service, Telcordia would implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees could participate.  As noted in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2004, the redesign of pension benefits would trigger a curtailment of the benefit obligation and a remeasurement of the plans as of April 15, 2004, which is the second quarter for the plan because the plan is measured on a calendar year basis.  Based on the process of remeasuring the plans and updating its actuarial calculations, the Company previously disclosed that it would recognize an estimated curtailment gain of $17 million related to the immediate recognition of unrecognized negative prior service cost in the nine months ended October 31, 2004. However, in connection with a planned sale of Telcordia as described in Note 15, the Company deferred indefinitely the implementation of the pension redesign and, therefore, did not record a curtailment gain.

Postretirement Health and Life Insurance Benefits

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law.  The Act expanded Medicare by introducing a prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits similar to those as the Act.  In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP”) which applies only to sponsors of a single-employer defined benefit postretirement health care plan when the employer qualifies for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the cost of the prescription drug benefits.  Effective August 1, 2004, the Company adopted the FSP on a prospective basis which resulted in a reduction of the accumulated postretirement benefit obligation of $15 million. Adoption of the FSP decreased the amount of recognized net periodic postretirement benefit costs by $600 thousand for the three and nine months ended October 31, 2004.

Note 10 – Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS follows:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	(In millions, except per share amounts)
BASIC EPS:

Net income	$95	$116	$265	$276
Weighted average shares	182	185	183	185
Basic EPS	$.52	$.63	$1.45	$1.49

DILUTED EPS:

Net income	$95	$116	$265	$276
Weighted average shares	182	185	183	185
Effect of stock options	5	4	5	4
Weighted average shares, as adjusted	187	189	188	189
Diluted EPS	$.51	$.61	$1.41	$1.46

Options to purchase 18 million shares of common stock for the three months ended October 31, 2003, and options to purchase 196 thousand and 20 million shares of common stock for the nine months ended October 31, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted EPS because the effect of such options would be antidilutive. Such options expire at various dates through July 2009.

Note 11 – Net (Loss) Gain on Marketable Securities and Other Investments, including Impairment Losses:

Net (loss) gain on marketable securities and other investments, including impairment losses, consists of the following:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	(In millions)
Impairment losses	$(9)		$(15)	$(19)
Net (loss) gain on sale of investments	(2)	$20		24
	$(11)	$20	$(15)	$5

During the three and nine months ended October 31, 2004, the Company recognized impairment losses on certain marketable and private equity securities and on an investment in a joint venture due to declines in fair value which were deemed to be other-than-temporary.  Substantially all of the impairment losses for the three months ended October 31, 2004 were related to the Company’s 50% owned joint venture, Data Systems and Solutions, LLC (“DS&S”).  The impairment loss was primarily due to a significant business downturn at DS&S caused by a loss of business and an ongoing government investigation.  The Company also maintains financial commitments related to DS&S as described in Note 12. For the three months ended October 31, 2003, the Company did not record any impairment losses and substantially all of the impairment losses for the nine months ended October 31, 2003 were impairments related to its private equity securities.

During the three and nine months ended October 31, 2003, the Company recognized an aggregate net gain before income taxes of $20 million and $24 million, respectively, from the sale of investments.  The primary component of the aggregate gain for the three and nine months ended October 31, 2003 was a gain before income taxes of $17 million from the sale of the Company’s investment in publicly-traded equity securities of Tellium, Inc.  The remainder of the aggregate gain was related to sales of certain other investments.

Note 12 – Commitments and Contingencies:

Telkom South Africa

As disclosed in the Company’s 2004 Annual Report on Form 10-K/A, Telcordia instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. On March 3, 2004, the High Court judge denied Telcordia’s motion for leave to appeal his ruling.  On November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal.  In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed.  Due to the complex nature of the legal, factual and political considerations involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of October 31, 2004 and January 31, 2004.  As described in Note 15, per the terms of the November 17, 2004 definitive stock purchase agreement to sell the Company’s ownership in Telcordia, the Company is to receive net proceeds from any judgment or settlement with Telkom South Africa, or indemnify the buyer of Telcordia against any loss that may result from the outcome of this dispute.

Firm Fixed-price Contract with the Greek Government

The Company has a firm fixed-price contract with the Greek Government, as represented by the Ministry of Defense, to provide the security infrastructure that was used to support the 2004 Athens Summer Olympic Games. The Company’s performance under the contract was adversely impacted by customer delays in providing information and equipment and in completing the construction of venues.  Shortly before the start of the Olympic Games, on July 7, 2004, the Company entered into an agreement with the Greek Government, as represented by the Coordination Committee for Olympic Preparation, pursuant to which the parties (i) recognized that the delivery and acceptance of the system had not been completed by the scheduled date, (ii) agreed on the delivery to the customer of the system in its then current state for use at the Olympic games, (iii) agreed on a process for completing testing and acceptance of the system after the Olympic Games with final acceptance to occur no later than October 1, 2004, (iv) required the Greek Government to proceed with the necessary actions for the completion of a contract modification as soon as possible, and (v) agreed that the Company would receive a milestone payment immediately upon the execution of the contract modification.  To date, no contract modification has been executed, and the customer has not formally accepted the system under the terms of the contract.

As of October 31, 2004, the Company has net billed and unbilled receivables totaling $19 million. The unbilled receivables cannot be billed until customer acceptance or a contract modification is executed. The Company has been actively pursuing an amendment to the contract and the completion of testing and acceptance of the system. The parties have had numerous disagreements concerning the scope and duration of the testing and acceptance process required.

The Company has subcontracted a significant amount of the customer requirements under the contract, and payments to the subcontractors are generally required only if the Company receives payment from the customer.

In connection with this contract, the Company entered into payment and performance bonding requirements on the contract totaling $244 million. The bonding requirements have been met through the issuance of standby letters of credit of which $114 million was issued under the Company’s credit facility (Note 7) and $130 million was issued by certain other banks. Under the terms of these bonding arrangements, the customer could call these standby letters of credit at any time.

The Company is currently in discussions with the customer to attempt to resolve the contractual issues through an appropriate contract amendment.  The Company has recorded the contract based on its best estimate of the loss to be realized under the contract. During the three months ended October 31, 2004, the Company recorded an additional $15 million forward loss on this contract, reflecting changes in management’s estimate of the loss on this contract as a result of continued delays in the testing and acceptance process and other recent developments. This loss also includes the effect of subcontractor liabilities that management estimates will not be paid under the subcontract terms.

DS&S Joint Venture

As disclosed in the Company’s 2004 Annual Report on Form 10-K/A, the Company has guaranteed approximately $13 million of DS&S bank debt obligations, representing approximately 50% of a $25 million credit facility.  DS&S has utilized the entire credit facility with a term loan and outstanding letters of credit related to bonding requirements for performance on contracts, and is currently in default of certain bank debt covenants.  At October 31, 2004, the Company and the other joint venture partner have each agreed to provide a $1 million line of credit to DS&S.  The Company and the other joint venture partner have also guaranteed the payment of 50% of certain legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation.  As of October 31, 2004, the fair value of the guarantee is not material to the Company and the terms of the line of credit agreement to DS&S have not been finalized.

INTESA Joint Venture

The Company and its discontinued joint venture operations, INTESA, are involved in various legal proceedings with PDVSA, INTESA’s other stockholder, as described in the Company’s 2004 Annual Report on Form 10-K/A.  On May 11, 2004, the Overseas Protection Insurance Company (“OPIC”) paid the Company approximately $6 million in settlement of the Company’s claim that PDVSA and the Venezuelan government’s conduct constituted the expropriation of the Company’s investment in INTESA without compensation.  On July 12, 2004, OPIC issued its memorandum of decision.  OPIC determined that PDVSA and the Venezuelan government totally expropriated the Company’s interest in INTESA.  OPIC also determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA in a separate proceeding.  Under the 1997 outsourcing services agreement between INTESA and PDVSA, the Company guaranteed INTESA’s obligations.  The Company’s maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee and the Company does not have any assets or liabilities recorded related to this discontinued operation as of October 31, 2004 and January 31, 2004.  INTESA, PDVSA and the Company are also defendants to a number of employment lawsuits brought by former INTESA employees.

Other

In the normal conduct of its business, the Company, including its Telcordia subsidiary, seeks to monetize its patent portfolio through licensing agreements. The Company also has and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time.  During the nine months ended October 31, 2004, the Company’s Telcordia subsidiary settled a patent infringement case and recognized a gain, net of legal costs and before income taxes, of $14 million as a reduction in selling, general and administrative expenses.  As described in Note 15, per the terms of the November 17, 2004 definitive stock purchase agreement to sell the Company’s ownership in Telcordia, the Company will receive 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights.

The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

Note 13 – Restructuring Costs:

During the three and nine months ended October 31, 2004, the Company’s Telcordia subsidiary continued to have involuntary workforce reductions of 42 and 155 employees, respectively, to realign its staffing levels with lower telecommunications revenues. For the three and nine months ended October 31, 2004, Telcordia recorded a total restructuring charge of $1 million and $4 million, respectively, compared to $3 million and $9 million for the three and nine months ended October 31, 2003, respectively.  The total restructuring charge consisted of special termination pension benefits and workforce reduction costs for severance benefits and extension of medical benefits.  The special termination pension benefits of $1 million and $2 million for the three and nine months ended October 31, 2004, respectively, have been funded through Telcordia’s pension assets.  These benefits will be allocated to the participants’ pension accounts as appropriate and paid from the pension trust as plan obligations.

The changes in accrued liabilities related to the realignment in the Regulated segment, as described in Note 20 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K/A, and the Telcordia restructuring activities are as follows (in millions):

Balance at January 31, 2004	$21
Additions	2
Payments	(14)
Adjustments	—
October 31, 2004	$9

Note 14 – Discontinued Operations:

In 2003, the Company’s foreign joint venture, INTESA, ceased operations and was classified as discontinued operations as further described in Note 21 of the notes to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K/A.  INTESA and the Company are involved in various legal proceedings relating to INTESA. The Venezuelan Supreme Court granted a request by PDVSA, INTESA’s other stockholder, for injunctive relief against INTESA on the basis of the public interest of Venezuela, which obligates INTESA to transfer to PDVSA all the information technology and equipment that corresponds to PDVSA. PDVSA has taken certain actions, including denying INTESA access to certain of its facilities and assets, which the Company believes constitutes expropriation without compensation. On September 4, 2003, the Company filed a claim of approximately $10 million with the Overseas Protection Insurance Company (“OPIC”), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities, on the basis that PDVSA and the Venezuelan government’s conduct constituted the expropriation of the Company’s investment in INTESA without compensation.  As described in Note 12, the Company received an approximate $6 million settlement of its claim from OPIC.  This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain on discontinued operations of $4 million, net of income tax expense of approximately $2 million for the nine months ended October 31, 2004.

Note 15 – Subsequent Event:

During July 2004, the Company began to explore various strategic alternatives relating to its ownership in Telcordia.  On November 17, 2004, the Company entered into a definitive stock purchase agreement to sell its ownership in Telcordia to TTI Holding Corporation (“Buyer”), an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc., for cash of $1.35 billion. The completion of the sale, which is targeted for early February 2005, is subject to customary closing conditions, including regulatory approval and completion of the Buyer’s financing contemplated under a commitment letter secured by the Buyer from two institutional lenders.  In addition to the cash purchase price payable at closing, as described in Note 12, the Company is entitled to receive additional amounts as contingent purchase price, including the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia.  The purchase price is also subject to a working capital adjustment, which may increase or decrease the purchase price.  The Company also has customary indemnification obligations owing to the Buyer as well as an obligation to indemnify the Buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation.  As of October 31, 2004, total assets and liabilities of Telcordia included in the condensed consolidated balance sheet were $933 million and $449 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have three reportable operating segments: Regulated, Non-Regulated Telecommunications and Non-Regulated Other. Business units in our Regulated segment provide technical services and products primarily for departments and agencies of the U.S. Government through contractual arrangements as either a prime contractor or subcontractor to other contractors. Business units in the Non-Regulated Telecommunications segment, which consists of our Telcordia subsidiary, provide technical services and products primarily for customers in the telecommunications industry. Business units in the Non-Regulated Other segment provide technical services and products primarily to customers in commercial and international markets. For further description of our segments, refer to Note 2 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K/A.

The following table highlights several key financial data for the three and nine months ended October 31, 2004 and 2003 and as of October 31, 2004 and January 31, 2004:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	(In millions)
Consolidated revenues	$2,061	$1,751	$5,954	$4,914
Total reportable segment operating income	$167	$170	$465	$422
Net income	$95	$116	$265	$276

Cash flows from operating activities			$308	$209
Cash used for acquisitions of business units			$129	$80
Cash used for repurchases of common stock			$411	$287

	October 31 2004	January 31 2004
	(In millions)
Cash and cash equivalents and short-term investments	$2,142	$2,365
Notes payable and long-term debt	$1,280	$1,282

Our consolidated revenues for the three and nine months ended October 31, 2004 grew 18% and 21%, respectively, over the same periods of the prior year.  This reflects growth of 20% and 26% for the three and nine months ended October 31, 2004, respectively, from our U.S. Government customers, which more than offset the lack of growth at our Telcordia telecommunications business during the same periods. We expect our U.S. Government revenues to continue to increase and also expect Telcordia’s telecommunications revenues to stabilize during 2005.  As noted below, on November 17, 2004, we entered into a definitive stock purchase agreement to sell our ownership in Telcordia.  The completion of this sale is targeted for early February 2005.

For the three months ended October 31, 2004, our total reportable segment operating income (“SOI”), as defined on page 22, was relatively flat even with an 18% increase in revenues.  The primary reasons that segment operating income did not increase in the three months ended October 31, 2004 were losses recognized on a firm fixed-price (“FFP”) contract with the Greek Government and a non-cash curtailment gain of $16 million recognized in the same period of the prior year from the elimination of postretirement dental benefit liabilities at Telcordia.  For the nine months ended October 31, 2004, SOI grew 10% over the same period of the prior year.  Factors contributing to this increase in SOI include growth in revenues from our Regulated segment and a $14 million gain on a patent infringement settlement in the Non-Regulated Telecommunication segment.  These increases were offset by the FFP contract loss with the Greek Government and a non-cash curtailment gain of $16 million recognized in the prior year from the elimination of postretirement dental benefit liabilities as described above.  In addition, our highest margin segment, the Non-Regulated Telecommunications segment, represented a smaller fraction of consolidated revenues for the nine months ended October 31, 2004.

While segment operating income for the three months ended October 31, 2004 remained consistent with the same period of the prior year, our net income for the same period decreased from the prior year.  The decrease in net income was largely due to impairment losses on our investment in a 50% owned joint venture, Data Systems and Solutions, LLC (“DS&S”), recorded in the three months ended October 31, 2004, and a higher gain from sale of investments and a curtailment gain related to the elimination of post-retirement dental benefit liabilities in the three months ended October 31, 2003. For the nine months ended October 31, 2004, net income decreased from the same period of the prior year while segment operating income increased when compared to the prior year.  This decrease was mainly due to lower net interest expense and a low effective tax rate for the nine months ended October 31, 2003, both of which are the results of favorable federal audit settlements with the Internal Revenue Services (“IRS”).  Our higher level of long-term debt in the nine-months ended October 31, 2004 also contributed to the higher net interest expense in this period. We continue to place emphasis on cash flow and plan to offset our net interest expense with greater cash flow from operations as our business continues to grow both organically and from acquisitions.  We plan to continue deploying more of our cash resources in connection with acquisitions in the future.

At October 31, 2004, cash and cash equivalents and short-term investments totaled $2.1 billion. In addition, we had $636 million available under our revolving credit facilities. Notes payable and long-term debt totaled $1.3 billion, with long-term debt maturities primarily between calendar 2012 and 2033.

Cash flows from operating activities increased for the nine months ended October 31, 2004.  We decreased our use of cash for working capital needs compared to the same period of the prior year.  Working capital and accounts receivable management remain significant areas of focus as we continue to place emphasis on increasing cash from operations.  We expect cash flows from operating activities to increase during the remainder of 2005.

We used $129 million of cash during the nine months ended October 31, 2004 in connection with four business acquisitions. We intend to continue to make acquisitions as part of our overall growth strategy, and expect that the use of cash in connection with acquisitions will increase in the future.

Repurchases of our common stock increased during the nine months ended October 31, 2004 as a result of an increase in the number of shares offered for sale above the number of shares sought to be purchased in our quarterly stock trade.  This increase includes the sale of approximately 1.1 million shares in the April 2004 quarterly trade and approximately 191,000 shares in each of the July and October 2004 quarterly trades by our 80 year old founder and former chairman whose term on the Board expired in July 2004.  We have the right, but are not obligated, to purchase shares offered for sale in the limited market on any trade date.

During July 2004, we began to explore various strategic alternatives relating to our ownership in Telcordia.  On November 17, 2004, we entered into a definitive stock purchase agreement to sell our ownership in Telcordia to TTI Holding Corporation (“Buyer”), an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc., for cash of $1.35 billion. The completion of the sale, which is targeted for early February 2005, is subject to customary closing conditions, including regulatory approval and completion of the Buyer’s financing contemplated under a commitment letter secured by the Buyer from two institutional lenders.  In addition to the cash purchase price payable at closing, as described in the “Commitments and Contingencies” on page 25, we are entitled to receive additional amounts as contingent purchase price, including the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia.  The purchase price is also subject to a working capital adjustment, which may increase or decrease the purchase price.  We also have customary indemnification obligations owing to the Buyer as well as an obligation to indemnify the Buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation.  As of October 31, 2004, total assets and liabilities of Telcordia included in the condensed consolidated balance sheet were $933 million and $449 million, respectively.

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

We have several critical accounting policies, which were described in our 2004 Annual Report on Form 10-K/A, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  During the three and nine months ended October 31, 2004, we have not adopted any new accounting policies that are considered critical accounting policies.

Pension and other postretirement benefit plans – As noted in our 2004 Annual Report on Form 10-K/A, on April 15, 2004, Telcordia communicated to all participants in its defined benefit pension plans a plan to redesign pension benefits.  We planned to freeze the four defined benefit pension plans effective January 1, 2005 such that there will be no future cost accruals under these plans for service rendered after the effective date. Benefits earned based on past service prior to the effective date would remain unchanged. In consideration for future service, Telcordia would implement a defined contribution plan in the form of a profit sharing and stock bonus plan in which eligible employees could participate.  As noted in our Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2004, the redesign of pension benefits triggered a curtailment of the benefit obligation and a remeasurement of the plans as of April 15, 2004, which was the second quarter for the plan because the plan is measured on a calendar year basis.  Based on the process of remeasuring the plans and updating its actuarial calculations, we previously disclosed that we would recognize an estimated curtailment gain of $17 million related to the immediate recognition of unrecognized negative prior service cost in the three months ended July 31, 2004.  In connection with a planned sale of Telcordia as described in Note 15 of the notes to condensed consolidated financial statements, we deferred indefinitely the implementation of the pension redesign and, therefore, did not record the curtailment gain.

Review of Continuing Operations

Revenues

The following table summarizes changes in consolidated and segment revenues on an absolute basis and segment revenues as a percentage of consolidated revenues for the three and nine months ended October 31, 2004 and 2003:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	($ in millions)
Consolidated revenues	$2,061	$1,751	$5,954	$4,914
Increase over the same period of the prior year	18%		21%

Regulated segment revenues	$1,715	$1,435	$4,969	$3,943
Increase over the same period of the prior year	20%		26%
As a percentage of consolidated revenues	83%	82%	83%	80%

Non-Regulated Telecommunications segment revenues	$226	$224	$649	$673
Increase (decrease) over the same period of the prior year	1%		(4)%
As a percentage of consolidated revenues	11%	13%	11%	14%

Non-Regulated Other segment revenues	$132	$102	$376	$310
Increase over the same period of the prior year	29%		21%
As a percentage of consolidated revenues	6%	6%	6%	6%

Consolidated revenues increased for the three and nine months ended October 31, 2004 primarily due to growth in revenues from our U.S. Government customers in our Regulated segment. The growth in our Regulated and Non-Regulated Other segments for the three and nine months ended October 31, 2004 more than offset the decline in revenue from our commercial customers in the Non-Regulated Telecommunications segment for the nine months ended October 31, 2004.  While revenues from our telecommunications commercial customers increased slightly for the three months ended October 31, 2004 and decreased for the nine months ended October 31, 2004, the rate of decline for the nine months ended October 31, 2004 is lower than the declines we experienced in the past two years.  Based on the current level of backlog and contract outlook for 2005, it appears that our Non-Regulated Telecommunications segment revenues are beginning to stabilize.

The growth in our Regulated segment revenues for the three and nine months ended October 31, 2004 was primarily the result of growth in our traditional business areas with departments and agencies of the U.S. Government.  Our growth also reflects the increased budgets of our customers in the national security business area. Approximately 16% and 22% of the growth in revenues for the three and nine months ended October 31, 2004, respectively, represented internal growth while the remaining 4% was a result of acquisitions made after October 31, 2003.  During the three and nine months ended October 31, 2004, we also recognized an unusually high level of material and subcontract revenues as described more fully below.  We derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, and therefore, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year.  In general, obtaining U.S. Government contracts remains a highly competitive process. We continue to increase revenues with the U.S. Government in the service type contracts that are competitively priced utilizing lower cost structures. This continued growth reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

Non-Regulated Telecommunications segment revenues were relatively flat for the three months ended October 31, 2004 and decreased for the nine months ended October 31, 2004.  The decline in revenues was primarily attributable to the renewal of the maintenance and enhancement contracts Telcordia has with the Regional Bell Operating Companies (“RBOCs”) at lower prices for calendar year 2004.  However, the decline was partially offset by growth in revenues from Telcordia’s wireless business and an acquisition that was completed in the nine months ended October 31, 2004.  Telcordia historically has derived a majority of its revenues from the RBOCs.  Each of the four RBOCs has contracts in place for maintenance through calendar 2005, with two of the RBOCs under contract for maintenance through calendar 2006.  Telcordia is focused on opportunities for growth through the introduction of new products and diversification of the customer base such as wireless and international carriers.  However, continued pricing pressure or loss of business from the RBOCs or other commercial customers in the global telecommunications market could further reduce revenues and continue to adversely impact our business.

The increase in our Non-Regulated Other segment revenues for the three and nine months ended October 31, 2004 was attributable to higher revenues in our transportation and security systems business area, including revenues from a Canadian security system business acquired late in 2004. In addition, revenues increased because of exchange rate changes between the U.S. dollar and the British pound, which caused a relatively constant level of local United Kingdom revenues to be translated into a higher level of U.S. dollars.

Revenues from our contracts in the three reportable segments are generated from the efforts of our technical staff as well as the pass-through of costs for material and subcontract (“M&S”) efforts, which primarily occur on large, multi-year systems integration type contracts. At October 31, 2004, we had approximately 44,900 full-time and part-time employees compared to 40,700 at October 31, 2003.  M&S revenues were $700 million and $2 billion for the three and nine months ended October 31, 2004, respectively, compared to $507 million and $1.4 billion for the same periods of the prior year.  M&S revenues as a percentage of consolidated revenues increased to 34% and 33% for the three and nine months ended October 31, 2004, respectively, from 29% and 28% for the same periods of the prior year as certain systems engineering and integration contracts in the Regulated segment had significant quantities of materials delivered and integrated during the three and nine months ended October 31, 2004.  The contract types we enter into with our customers can impact our revenues and segment operating income.  The percentage of our revenues attributable to the higher risk, FFP contracts remained constant at 23% for the nine months ended October 31, 2004 and 2003.  We assume greater performance risk on FFP contracts, and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses.  During the three months ended October 31, 2004, we recorded a $15 million loss on a FFP contract with the Greek Government as described in Note 12 of the notes to condensed consolidated financial statements.  Fixed-price level-of-effort and time-and-materials type contracts represented 35% and 34% of revenues for the nine months ended October 31, 2004 and 2003, respectively, while cost reimbursement contracts were 40% for the same periods and the remainder was from target cost and fee with risk sharing contracts.

Cost of Revenues

The following table summarizes cost of revenues as a percentage of revenues:

	Nine months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
Consolidated cost of revenues as a percentage of consolidated revenues	84.8%	82.4%	84.7%	82.7%
Segment cost of revenues:
Regulated as a percentage of its revenues	88.2%	86.4%	87.9%	86.7%
Non-Regulated Telecommunications as a percentage of its revenues	55.6%	47.9%	56.8%	54.9%
Non-Regulated Other as a percentage of its revenues	75.3%	75.0%	75.7%	75.4%

Cost of revenues as a percentage of revenues for the Regulated segment increased for the three and nine months ended October 31, 2004.  This increase is primarily due to lower margins realized on the high level of M&S revenues described earlier and an increase in FFP contract overruns, primarily related to the FFP contract with the Greek Government described in Note 12 of the notes to condensed consolidated financial statements.

Non-Regulated Telecommunications segment cost of revenues as a percentage of its revenues for the three and nine months ended October 31, 2004 was higher than in the same periods of the prior year primarily due to a non-cash curtailment gain of $16 million from the elimination of postretirement dental benefit liabilities and reduced warranty costs in the prior year that lowered cost of revenues for the three and nine months ended October 31, 2003.  Factors also increasing cost of revenues for the three and nine months ended October 31, 2004 were a provision for loss on a new strategic contract award, higher pension accounting costs and pricing reductions on RBOC maintenance and enhancement work.  Factors decreasing cost of revenues for the three and nine months ended October 31, 2004 were lower expenses such as salaries, facilities and computer infrastructure costs due to cost reduction initiatives and improved margins in Telcordia’s wireless business.

Non-Regulated Other segment cost of revenues as a percentage of its revenues did not change significantly.

SG&A

SG&A expenses are comprised of general and administrative (“G&A”), bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses. The following table summarizes SG&A as a percentage of revenues:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
Consolidated SG&A as a percentage of consolidated revenues	6.9%	7.9%	7.3%	8.7%
Segment SG&A:
Regulated as a percentage of its revenues	4.2%	3.9%	4.1%	4.5%
Non-Regulated Telecommunications as a percentage of its revenues	28.6%	28.1%	27.2%	29.1%
Non-Regulated Other as a percentage of its revenues	15.0%	18.3%	17.7%	19.2%

SG&A in the Regulated segment increased as a percentage of revenues for the three months ended October 31, 2004 primarily due to increased amortization expense from intangible assets from businesses acquired in 2004.  SG&A decreased as a percentage of its revenues for the nine months ended October 31, 2004 primarily because we have continued to largely maintain the existing level of administrative cost while supporting our revenue growth.  The levels of B&P activity and costs have historically fluctuated depending upon the availability of bidding opportunities.  For the three and nine months ended October 31, 2004, B&P costs have decreased as a percentage of revenues.  The levels of IR&D activities and costs have remained relatively constant for the three and nine months ended October 31, 2004.

SG&A in the Non-Regulated Telecommunications segment increased as a percentage of its revenues for the three months ended October 31, 2004 primarily due to amortization expense from intangible assets from a business acquired in July 2004.  SG&A decreased as a percentage of revenues for the nine months ended October 31, 2004 primarily due to a gain, net of legal costs and before income taxes, of $14 million on a patent infringement settlement and a gain before income taxes of $4 million on the sale of a building. In addition, IR&D costs decreased as a percentage of revenues for the three and nine months ended October 31, 2004.

SG&A in the Non-Regulated Other segment decreased as a percentage of its revenues for the three months ended October 31, 2004 primarily due to timing of marketing related expenses.

Realignment and Restructuring Charges

Included in cost of revenues and SG&A for the three and nine months ended October 31, 2004 are restructuring costs of $1 million and $4 million, respectively, compared to $3 million and $9 million for the same periods of the prior year for special termination pension benefits, severance and extension of medical benefits related to restructuring activities at Telcordia.  The special termination pension benefits of $1 million and $2 million for the three and nine months ended October 31, 2004, respectively, are included in the total restructuring charge for the same periods and have been funded through Telcordia’s pension assets.  These benefits will be allocated to the participants’ pension accounts as appropriate and paid from the pension trust as plan obligations.

The changes in accrued liabilities related to the realignment activities in the Regulated segment as described in Note 20 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K/A and the Telcordia restructuring activities are as follows (in millions):

January 31, 2004	$21
Additions	2
Payments	(14)
Adjustments	—
October 31, 2004	$9

Segment Operating Income

SOI, which is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is considered a non-GAAP financial measure. We use SOI as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less non-recurring gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, plus minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a more comprehensive view of our ongoing business operations and, therefore, is more useful in understanding our operating results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation. In accordance with SFAS No. 131, the reconciliation of total reportable SOI of $167 million and $465 million for the three and nine months ended October 31, 2004, respectively, and $170 million and $422 million for the three and nine months ended October 31, 2003, respectively, to consolidated operating income of $170 million and $474 million for the three and nine months ended October 31, 2004, respectively, and $170 million and $414 million for the three and nine months ended October 31, 2003, respectively, is shown in Note 2 of the notes to condensed consolidated financial statements.

The following table summarizes changes in SOI on an absolute basis and as a percentage of segment revenues:

	Three months ended October 31		Nine months ended October 31
	2004	2003	2004	2003
	($ in millions)
Total reportable SOI	$167	$170	$465	$422
(Decrease) increase over the same period of the prior year	(2)%		10%
As a percentage of consolidated revenues	8.1%	9.7%	7.8%	8.6%

Regulated SOI	$135	$144	$399	$356
(Decrease) increase over the same period of the prior year	(6)%		12%
As a percentage of its revenues	7.9%	10.0%	8.0%	9.0%

Non-Regulated Telecommunications SOI	$41	$59	$125	$129
Decrease over the same period of the prior year	(31)%		(3)%
As a percentage of its revenues	18.1%	26.3%	19.3%	19.2%

Non-Regulated Other SOI	$14	$7	$27	$20
Increase over the same period of the prior year	100%		35%
As a percentage of its revenues	10.6%	6.9%	7.2%	6.5%

The decrease in Regulated SOI for the three months ended October 31, 2004, on an absolute basis, is primarily due to an increase in a FFP loss on a foreign contract as described in Note 12 of the notes to condensed consolidated financial statements. Regulated SOI decreased as a percentage of its revenues for the three and nine months ended October 31, 2004, because of higher FFP contract losses, primarily on a FFP contract with the Greek government, and lower margins on the high level of M&S revenues.

The decrease in Non-Regulated Telecommunications SOI for the three months ended October 31, 2004, on an absolute basis and as a percentage of revenues, is primarily attributable to a provision for loss on a new strategic contract award and higher pension accounting expense, partially offset by reduced other postretirement employee benefits expense and improved margins in the wireless business.  For the same period of the prior year, Telcordia recorded a curtailment gain of $16 million as previously described in “cost of revenues.”  For the nine months ended October 31, 2004, Non-Regulated Telecommunications SOI was relatively constant as a percentage of revenues and decreased slightly on an absolute basis.  Increasing SOI for the nine months ended October 31, 2004 was a gain, net of legal costs and before income taxes of $14 million from a patent infringement settlement, a gain of $4 million from the sale of a building and cost reduction initiatives lowering salaries, facilities and computer infrastructure costs.

The increase in our Non-Regulated Other SOI for the three and nine months ended October 31, 2004, on an absolute basis and as percentage of revenues, was primarily attributable to the growth in revenue.

As described in more detail in Note 2 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K/A, our total reportable segment operating income includes a corporate line item that represents corporate expenses and certain revenue and expense items that are not allocated to our operating business units and that are excluded from the evaluation of the business units’ operating performance. Corporate segment operating expenses were $23 million and $86 million for the three and nine months ended October 31, 2004, respectively, compared to $40 million and $83 million for the same periods of the prior year.  The lower corporate segment operating expenses for the three months ended October 31, 2004 was primarily attributable to lower accruals for certain corporate employee benefits.

Other Income Statement Items

Interest Income and Interest Expense

For the three and nine months ended October 31, 2004, average interest rates and our average cash balances were relatively consistent with the same periods of the prior year.  Interest income increased for the three months ended October 31, 2004 due to interest earned on favorable federal and state income tax audit settlements.  Interest income was higher for the nine months ended October 31, 2003 compared to the nine months ended October 31, 2004 because of higher interest received from a favorable audit settlement with the IRS for a refund of research tax credits.

Interest expense increased for the three and nine months ended October 31, 2004 compared to the same periods of the prior year primarily as a result of interest on $300 million of new long-term debt that was issued in June 2003.  Interest expense also reflects interest on our other outstanding public debt securities issued in June 2002 and January 1998, a building mortgage, deferred compensation arrangements and notes payable.

Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses

In accordance with our policy to assess whether an impairment loss on our marketable and private equity securities has occurred due to declines in fair value, during the three and nine months ended October 31, 2004, we recognized impairment losses of $9 million on certain marketable and private equity securities and on an investment in a joint venture due to declines in fair market value which were deemed to be other-than-temporary.  Substantially all of the impairment losses for the three months ended October 31, 2004 were related to our 50% owned joint venture DS&S.  The impairment loss was primarily due to a significant business downturn at DS&S caused by a loss of business and an ongoing government investigation.  We also maintain financial commitments related to DS&S as described in Note 12 of the notes to condensed consolidated financial statements.  For the nine months ended October 31, 2004 and 2003, other impairments taken were primarily related to our private equity securities.  We did not record any impairments for the three months ended October 31, 2003.

During the three and nine months ended October 31, 2003, we recognized an aggregate net gain before income taxes of $20 million and $24 million, respectively, from the sale of investments.  The primary component of the aggregate gain for the three and nine months ended October 31, 2003 was a gain before income taxes of $17 million from the sale of our investment in publicly-traded equity securities of Tellium, Inc.  The remainder of the aggregate gain was related to sales of certain other investments.

Provision for Income Taxes

The provision for income taxes as a percentage of income before income taxes (“effective tax rate”) was 34.8% and 36.6% for the three and nine months ended October 31, 2004, respectively, compared to 34.4% and 30.5% for the same periods of the prior year.  The effective tax rate for the three months ended October 31, 2004 was relatively consistent with the same period of the prior year and reflects the approval of a state tax refund claim for prior years, the favorable closure of state audit matters and the retroactive reinstatement of the federal research and experimentation tax credit.  The provision for income taxes for the nine months ended October 31, 2004 was higher than in the same period of the prior year, as the provision for income taxes in the prior year reflected the result of favorable audit settlements with the IRS.

On October 4, 2004, the “Working Families Tax Relief Act of 2004” was signed into law.  As a result, the research and experimentation tax credit was retroactively reinstated to June 30, 2004 and extended through December 31, 2005.  On October 22, 2004, the “American Jobs Creation Act of 2004” was signed into law.  As a result, limitations on charitable contributions were enacted effective after June 3, 2004, which make it unlikely for us to obtain future benefits.  Other elements of the new legislation are not expected to have a material impact on our future effective tax rate.

Discontinued Operations

In 2003, our foreign joint venture, INTESA, ceased operations and was classified as discontinued operations as further described in Note 21 of the notes to consolidated financial statements in our 2004 Annual Report on Form 10-K/A.  INTESA and we are involved in various legal proceedings relating to INTESA. The Venezuelan Supreme Court granted a request by PDVSA, INTESA’s other stockholder, for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligates INTESA to transfer to PDVSA all the information technology and equipment that relates to PDVSA. PDVSA had taken certain actions, including denying INTESA access to certain of its facilities and assets, which we believe constituted expropriation without compensation.  As described in Note 12 of the notes to condensed consolidated financial statements, we received an approximate $6 million settlement from the Overseas Protection Insurance Company (“OPIC”), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities, based on OPIC’s finding of expropriation.  This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain on discontinued operations of $4 million, net of income tax expense of approximately $2 million for the nine months ended October 31, 2004.

Liquidity and Capital Resources

Cash and Cash Flows

Cash and cash equivalents and short-term investments in marketable securities totaled $2.1 billion and $2.4 billion at October 31, 2004 and January 31, 2004, respectively. Our primary sources of liquidity during the nine months ended October 31 2004 were funds provided by operations and existing cash and cash equivalents. We also have two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million that was amended and restated on July 28, 2004, which allows borrowings until July 2007, and (ii) a five-year revolving credit facility of up to $250 million that was entered into as of July 28, 2004, which allows borrowings until July 2009.  The $250 million five-year revolving credit facility, which replaced a 364-day $250 million revolving credit facility that expired in July 2004, is on terms substantially similar to the $500 million five-year revolving credit facility.

Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During the nine months ended October 31, 2004, we did not borrow under either of our credit facilities, however, the amount available for borrowings on our $500 million five-year revolving credit facility was reduced due to a FFP contract with the Greek Government with bonding requirements, approximately $114 million of which have been met through the issuance of standby letters of credit under our $500 million five-year revolving credit facility.  The standby letters of credit will remain outstanding until the customer has formally accepted the system pursuant to the contract.  We do not expect to issue any additional standby letters of credit for this contract under the $500 million five-year revolving credit facility.  For additional information on this contract, refer to Note 12 of the notes to condensed consolidated financial statements.  As of October 31, 2004, the entire amount under our new $250 million five-year revolving credit facility was available and $386 million of the $500 million five-year revolving credit facility was available. Our credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require us to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0. These covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of October 31, 2004, we were in compliance with all financial covenants under the credit facilities.

We generated $308 million of cash from operating activities for the nine months ended October 31, 2004 compared to $209 million generated from operating activities for the same period of the prior year.  During the nine months ended October 31, 2004, we decreased our use of cash for working capital needs for income tax payments, accounts payable and accrued liabilities as we used $182 million compared to $237 million for the same period of the prior year.  However, we continue to see an increase in working capital needs as a result of growth in receivables attributable to overall revenue growth and timing of customer billing and collections on certain of our contracts.

We used $276 million of cash in investing activities for the nine months ended October 31, 2004 compared to a use of $346 million for the same period of the prior year.  For the nine months ended October 31, 2004, we used cash primarily to purchase debt securities, which are managed as investment portfolios by outside investment managers, and for the acquisition of four businesses.  For the same period of the prior year, we used cash primarily for the acquisition of land, buildings and businesses.

We used $359 million of cash in financing activities for the nine months ended October 31, 2004 compared to a generation of cash of $24 million from financing activities for the same period of the prior year.  For the nine months ended October 31, 2004, we used cash primarily for repurchases of our common stock.  For the nine months ended October 31, 2003, we also repurchased shares of our common stock and we received proceeds from a new debt issuance in June 2003.  Repurchases of our common stock are as follows:

	Nine months ended October 31
	2004	2003
	(In millions)

Repurchases of common stock:
Quarterly stock trade	$259	$143
401(k) and retirement and profit sharing plans	55	64
Upon employee terminations	57	35
Other stock transactions	40	45
Total	$411	$287

The increase in repurchases in the quarterly stock trade for the nine months ended October 31, 2004 is primarily attributable to an increase in the number of shares offered for sale above the number of shares sought to be purchased in our quarterly stock trade. This increase includes the sale of approximately 1.1 million shares in the April 2004 quarterly trade and approximately 191,000 shares in each of the July 2004 and October 2004 quarterly trades by our 80 year old founder and former chairman whose term on the Board expired in July 2004.  Although we have no obligation to make purchases in the quarterly stock trades, we have repurchased the excess of the shares offered for sale above the number of shares sought to be purchased by authorized buyers in recent quarterly trades.  The number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions as described in Part II, Item 5 of our 2004 Annual Report on Form 10-K/A.  Repurchases of our shares reduces the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheet. If we continue to experience net share repurchases in quarterly trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings will decline and this ultimately could result in an accumulated deficit within our stockholders’ equity.

As described in our 2004 Annual Report on Form 10-K/A, there is no public market for our Class A common stock.  A limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.”  Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. All sales in the limited market are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 5 of our 2004 Annual Report on Form 10-K/A.  If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased through authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell such stock in that trade.  Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date.  There is no assurance that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

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

Commitments and Contingencies

Telkom South Africa

As described in Note 12 of the notes to condensed consolidated financial statements, our Telcordia subsidiary initiated arbitration proceedings against Telkom South Africa as a result of a contract dispute. At October 31, 2004, we continue to pursue our dispute through the courts. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. We do not have any assets or liabilities recorded related to this contract and related legal proceedings as of October 31, 2004.  As described in Note 15 of the notes to condensed consolidated financial statements, per the terms of the November 17, 2004 definitive stock purchase agreement to sell our ownership in Telcordia, we are to receive net proceeds from any judgment or settlement with Telkom South Africa, or indemnify the buyer of

Telcordia against any loss that may result from the outcome of this dispute.

FFP Contract with the Greek Government

We have a firm fixed-price contract with the Greek Government, as represented by the Ministry of Defense, to provide the security infrastructure that was used to support the 2004 Athens Summer Olympic Games.  Our performance under the contract was adversely impacted by customer delays in providing information and equipment and in completing the construction of venues. Shortly before the start of the Olympic Games, on July 7, 2004, we entered into a agreement with the Greek Government, as represented by the Coordination Committee for Olympic Preparation, pursuant to which the parties (i) recognized that the delivery and acceptance of the system had not been completed by the scheduled date, (ii) agreed on the delivery to the customer of the system in its then current state for use at the Olympic games, (iii) agreed on a process for completing testing and acceptance of the system after the Olympic Games with final acceptance to occur no later than October 1, 2004, (iv) required the Greek Government to proceed with the necessary actions for the completion of a contract modification as soon as possible, and (v) agreed that we would receive a milestone payment immediately upon the execution of the contract modification.  To date, no contract modification has been executed, and the customer has not formally accepted the system under the terms of the contract.

As of October 31, 2004, we have net billed and unbilled receivables totaling $19 million. The unbilled receivables cannot be billed until customer acceptance or a contract modification is executed. We have been actively pursuing an amendment to the contract and the completion of testing and acceptance of the system. The parties have had numerous disagreements concerning the scope and duration of the testing and acceptance process required.

We have subcontracted a significant amount of the customer requirements under the contract, and payments to the subcontractors are generally required only if we receive payment from the customer.

In connection with this contract, we entered into payment and performance bonding requirements on the contract totaling $244 million. The bonding requirements have been met through the issuance of standby letters of credit of which $114 million was issued under our credit facility (Note 7) and $130 million was issued by certain other banks. Under the terms of these bonding arrangements, the customer could call these standby letters of credit at any time.

We are currently in discussions with the customer to attempt to resolve the contractual issues through an appropriate contract amendment.  We have recorded the contract based on our best estimate of the loss to be realized under the contract.  During the three months ended October 31, 2004, we recorded an additional $15 million forward loss on this contract, reflecting changes in management’s estimate of the loss on this contract as a result of continued delays in the testing and acceptance process and other recent developments. This loss also includes the effect of subcontractor liabilities that management estimates will not be paid under the subcontract terms.

DS&S Joint Venture

As disclosed in our 2004 Annual Report on Form 10-K/A, we have guaranteed approximately $13 million of DS&S bank debt obligations, representing approximately 50% of a $25 million credit facility.  DS&S has utilized the entire credit facility with a term loan and outstanding letters of credit related to bonding requirements for performance on contracts and is currently in default of certain bank debt covenants.  As of October 31, 2004, we and the other joint venture partner have each agreed to provide an additional $1 million line of credit to DS&S.  We and the other joint venture partner have also guaranteed the payment of 50% of certain legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation.  As of October 31, 2004, the fair value of the guarantee is not material to us and the terms of the line of credit agreement to DS&S have not been finalized.

INTESA Joint Venture

We and our discontinued joint venture operations, INTESA, are involved in various legal proceedings with PDVSA, INTESA’s other stockholder as described in our 2004 Annual Report on Form 10-K/A.  On May 11, 2004, OPIC paid us approximately $6 million in settlement of our claim that PDVSA and the Venezuelan government’s conduct constituted the expropriation of our investment in INTESA without compensation.  On July 12, 2004, OPIC issued its memorandum of decision in support of its determination that PDVSA and the Venezuelan government expropriated our interest in INTESA.  OPIC determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA in a separate proceeding.  Under the 1997 outsourcing services agreement between INTESA and PDVSA, we guaranteed INTESA’s obligations.  Our maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee and we do not have any assets or liabilities recorded related to this discontinued operation as of October 31, 2004 and January 31, 2004.  In addition, INTESA, PDVSA and we are also defendants to a number of employment lawsuits brought by former INTESA employees.

Other

In the normal conduct of our business, we, including our Telcordia subsidiary, seek to monetize our patent portfolio through licensing agreements. We also have and will continue to defend our patent position when we believe our patents have been infringed and are involved in such litigation from time to time.  During the nine months ended October 31, 2004, we recognized a gain, net of legal costs and before income taxes, of $14 million from a patent infringement settlement.  This litigation settlement was recorded as a reduction to SG&A expenses.  As described in Note 15 of the notes to condensed consolidated financial statements, per the terms of the November 17, 2004 definitive stock purchase agreement to sell our ownership in Telcordia, we will receive 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Forward-looking Information

The foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following discussion in “Quantitative and Qualitative Disclosures About Market Risk” should be read in conjunction with the condensed consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition.  Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors.  Some of these factors include, but are not limited to the risk factors set forth in our 2004 Annual Report on Form 10-K and the material weakness in our internal control over financial reporting described in Item 4 below.  Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.  We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investments in marketable securities, interest rate swaps and long-term debt obligations.  Interest rates related to these financial instruments at October 31, 2004 were higher than at January 31, 2004.  Many of our current investments were made in periods when interest rates were below the current levels.  If rates stay at current levels, as investments in our fixed income portfolios mature, they will be replaced with instruments bearing a higher interest rate.

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

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations.  Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts.  The currencies hedged as of October 31, 2004 are the British pound, the Canadian dollar, the Euro and the United States dollar. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analyses.  The fair values for forward foreign exchange contracts were estimated using spot rates in effect on October 31, 2004.  The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of October 31, 2004 are the hypothetical gains and losses associated with foreign currency risk.  A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of October 31, 2004, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts of approximately $3 million.

Item 4.  Controls and Procedures

(a)                            Evaluation of disclosure controls and procedures.  We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report.  The evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on an accurate and timely basis.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

As previously reported, we restated our financial results for 2003 and 2004 and for the first quarter of 2005. This restatement addressed accounting errors that overstated the 2003 provision for income taxes by $13 million, overstated income taxes payable by $15 million and overstated goodwill by $2 million.  We identified these errors during a review and reconciliation of our worldwide income tax liabilities. During this review, we consulted with our independent auditors and the Audit Committee of our Board of Directors.  Our review identified the following issues, which collectively constituted a material weakness in our internal control over financial reporting:

•                  Inadequate review and reconciliation process over the tax accounts;

•                  Inappropriate definition of roles and responsibilities related to the tax accounting process; and

•                  An inadequate tax account structure in our accounting records.

As a result of the weaknesses identified in our evaluation, we committed to take the following actions to improve our internal control over financial reporting:

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

(b)         Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the three months ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the changes to internal controls described below.  During the three months ended October 31, 2004 and during the financial close process for that quarter, we took the following actions that we believe addressed the material weakness described in (a) above and will strengthen our internal control over financial reporting:

•                  Completed the redesign and documentation of the quarterly income tax account preparation, review and reconciliation process.  Each preparation and review step, including those related to the income tax accounting analyses and closing entries, is documented and signed off by the appropriate level of management.  These redesigned processes were followed during the third quarter financial close, except as indicated below.

•                  Completed the restructuring of roles and responsibilities of individuals involved in the income tax accounting process to clarify responsibility and accountability.  Roles and responsibilities were defined for the tax department and the financial accounting and reporting staff involved in the income tax accounting process.  These roles and responsibilities have been communicated to the affected employees and were in effect for the third quarter financial close.

•                  Established additional income tax accounts in our accounting records, which are being utilized beginning in the fourth quarter to aid in the control and reconciliation process.

•                  Completed a review by our internal audit department for compliance with our redesigned income tax accounting processes used during the third quarter financial close.  Our internal audit department will perform additional reviews of our income tax accounting processes for the fourth quarter of 2005 and future fiscal years.

•                  Completed the development of documentation and retention standards for all income tax accounting records, and implemented these standards during the third quarter financial close.

•                  Initiated a recruiting process for hiring a deputy director of tax and an additional tax reporting manager.

•                  Initiated multiple professional development and training activities for our tax department staff.

We are also continuing our efforts to strengthen our internal control over financial reporting for income taxes in connection with our fiscal year end financial close process.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in our 2004 Annual Report on Form 10-K/A, Telcordia instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. On March 3, 2004, the High Court judge denied Telcordia’s motion for leave to appeal his ruling. On November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed.   Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources.

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

Item 2.  Changes in Securities

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)                                  Recent Sales of Unregistered Securities

In connection with the acquisition of Jullien Enterprises, Ltd. (Jullien), which we completed on October 6, 2003, we issued 43,586 shares of our Class A common stock with a per share price of $37.31 on October 6, 2004 to the former Jullien stockholders as part of the final purchase price adjustment and release of the holdback amount.  No underwriters were involved in this transaction.  The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act, in accordance with Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

(d)                                 Not applicable.

(e)                                  Purchases of Equity Securities by Science Applications International Corporation (“SAIC”)

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2004 – August 31, 2004	171,124	$37.32	—	—
September 1, 2004 – September 30, 2004	441,965	$37.39	—	—
October 1, 2004 – October 31, 2004	3,102,782	$38.10	—	—
Total	3,715,871	$37.98	—	—

(1)                            Includes shares purchased by SAIC or affiliated purchasers as follows:

	August	September	October
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	112,045	198,237	267,117
From former employees, directors, consultants or other entities pursuant to SAIC’s right of repurchase upon termination of affiliation as set forth in its Certificate of Incorporation or pursuant to SAIC’s contractual right of repurchase	56,033	242,946	133,905
In the limited market:
by SAIC	—	—	2,104,571
by the trustees of SAIC’s retirement plans	—	—	51,650
From SAIC’s retirement plans	—	—	495,179
In privately negotiated transactions	3,046	782	50,360
Total	171,124	441,965	3,102,782

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)                        Exhibits

10.1	Form of Stock Restriction Agreement of Registrant’s Bonus Compensation Plan
10.2	Form of Stock Restriction Agreement of Registrant’s Management Stock Compensation Plan
10.3	Form of Non-Qualified Stock Option Agreement of Registrant’s 1999 Stock Incentive Plan
10.4	Registrant’s Key Executive Stock Deferral Plan, as amended through October 7, 2004.
10.5	Form of Stock Restriction Agreement of Registrant’s Key Executive Stock Deferral Plan
10.6	Stock Purchase Agreement between Science Applications International Corporation and TTI Holding Corporation dated as of November 17, 2004
31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS
INTERNATIONAL CORPORATION

Date: December 9, 2004	/s/ Thomas E. Darcy
Corporate Executive Vice President and
Chief Financial Officer and as a duly authorized officer