Form 10-K
period 2005-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2005-04-04
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

As of July 31, 2004, the aggregate value of the voting stock held by non-affiliates of Registrant was $3,854,725,930. For the purpose of this calculation, it is assumed that (i) the Registrant’s affiliates include the Registrant’s board of directors and certain of the employee benefit plans of the Registrant and its subsidiaries and (ii) the value of the Registrant’s Class A common stock as of July 31, 2004 was equal to $37.31 per share, the stock price determined by the board of directors on July 16, 2004. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

As of March 25, 2005, there were 178,433,485 shares of Registrant’s Class A common stock and 217,272 shares of Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

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

On November 17, 2004, we entered into a definitive stock purchase agreement, as amended, to sell our ownership in our subsidiary, Telcordia Technologies, Inc. (which we refer to as “Telcordia”) to TTI Holding Corporation, an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. On March 15, 2005, the sale of Telcordia was completed. As of January 31, 2005, the operations of Telcordia were classified as discontinued operations in the statements of income and cash flows and the notes to consolidated financial statements, and its assets and liabilities classified as “held for sale.” The consolidated financial statements for fiscal years 2004 and 2003 have been reclassified to conform to the fiscal year 2005 discontinued operations presentation. Telcordia’s results of operations had been previously reported as our Non-Regulated Telecommunications segment. For further discussion related to Telcordia, see “Management Discussion & Analysis—Discontinued Operations and—Commitments and Contingencies;” “Legal Proceedings—Telkom South Africa;” and Note 21 of the notes to the consolidated financial statements on page F-36 of this Form 10-K.

We have three reportable segments: Government, Commercial, and Corporate and Other. The major customers of our services are in the market segments of government and commercial. Our operating business units, on which performance is assessed, are aggregated into the Government or Commercial segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the business unit’s services. The Corporate and Other segment includes our broker-dealer subsidiary, Bull, Inc., and our real estate subsidiary, Campus Point Realty Corporation.

Government Segment

Our business units in the Government segment provide a wide array of technical services primarily to our federal, state and local government customers.

•	Homeland Security. We provide a broad range of technical, information and security systems, products and services to the Department of Homeland Security as well as related federal, state and local law enforcement and emergency response agencies.

•	Research, Development, Test and Evaluation and Intelligence. We provide systems engineering and program consulting support; operational analysis; software and systems development and integration; space, earth and atmospheric sciences and safety, reliability and quality assurance test and evaluation support to the Intelligence agencies, the Department of Defense and NASA. Additionally, we provide research and technology development and analysis for defense research programs.

•	System and Network Solutions. We provide telecommunications network architecture design, implementation and operation; system and software development, integration, installation and operation for Department of Defense, Department of Justice and other federal agencies. Additionally, we provide information technology and information security services for federal agency customers.

•	Transformation, Training & Logistics. We provide policy and concept development; engineering life cycle support; system and subsystem modeling and simulation; and training and logistics support to major federal acquisition programs.

•	Enterprise & Infrastructure Solutions. We provide enterprise architecture development and engineering; information technology systems, services and support; and infrastructure engineering and life cycle support to several federal civil agencies. Additionally, we provide analysis, systems and services supporting environmental, energy, and life science applications for federal agency customers.

•	Naval Engineering & Technical Services. We provide naval engineering design, systems and subsystems modification, installation, maintenance, training and life cycle support to shipboard and shore based naval programs and support systems.

We provide our technical services and products through contractual arrangements as either a prime contractor or a subcontractor to other contractors, primarily for departments and agencies of the U.S. Government, including the Department of Agriculture, Department of Commerce, Department of Defense, Department of Energy, Department of Health and Human Services, Department of Homeland Security, Department of Justice, Department of Transportation, Department of Treasury, Department of Veterans Affairs, Environmental Protection Agency and National Aeronautics and Space Administration. Operations in the Government segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. The percentage of our revenues attributable to the Government segment for fiscal years 2005, 2004 and 2003 was 94%, 93% and 91%, respectively.

Commercial Segment

Our business units in the Commercial segment provide technical services and products primarily to customers in commercial markets in both the United States and abroad. We provide a broad range of consulting services and information technology and outsourcing systems and services to commercial and international customers. These services include business and industry consulting, network systems design, development, management and operations as well as enterprise systems and applications software development, integration, operation and maintenance.

Generally, operations in the Commercial segment are not subject to specific regulatory accounting or contracting guidelines. Our business units in the Commercial segment provide technical services and products primarily for customers in the telecommunications, oil, gas and utilities commercial markets. The percentage of our revenues attributable to the Commercial segment for fiscal years 2005, 2004 and 2003 was 7%, 7% and 9%, respectively.

Corporate and Other Segment

The Corporate and Other segment includes our broker-dealer subsidiary, Bull, Inc., and our real estate subsidiary, Campus Point Realty Corporation. In addition, in certain circumstances, for management purposes, certain revenue and expense items related to our operating business units are excluded from the evaluation of a business units operating performance and reflected in the Corporate and Other segment. For certain other financial information regarding our reportable segments and geographic areas, see Note 2 of the notes to consolidated financial statements on page F-15 of this Form 10-K.

Other

In addition to our operating business units, we make equity investments in publicly traded and private emerging technology companies. We hold and manage substantially all of these investments in our wholly-owned subsidiary, SAIC Venture Capital Corporation.

We own 55% of AMSEC LLC, a joint venture that provides maintenance engineering and technical support services to the U.S. Navy and marine industry customers and which is included in our Government segment.

We also hold 60% of the common stock of a joint venture, Informática, Negocios y Tecnología, S.A., which we call “INTESA.” As of January 31, 2003, the operations of our INTESA joint venture have been classified as discontinued operations and are no longer reflected in operating income. For further discussion of our participation in INTESA, see “Management Discussion & Analysis—Commitments and Contingencies;” “Legal Proceedings—INTESA;” and Note 22 of the notes to the consolidated financial statements on page F-38 of this Form 10-K.

We were originally incorporated as a California corporation in 1969 and re-incorporated as a Delaware corporation in 1984. Our principal office and corporate headquarters are located in San Diego, California at 10260 Campus Point Drive, San Diego, California 92121 and our telephone number is (858) 826-6000. All references to “we,” “us,” or “our” include, unless the context indicates otherwise, our predecessor.

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

The availability of skilled employees who have the necessary education and/or experience in specialized scientific and technological disciplines remains critical to our future growth and profitability. Because of our growth and the competition for experienced personnel, it has become more difficult to meet all of our needs for these employees in a timely manner. However, these difficulties have not had a significant impact on us to date. We intend to continue to devote significant resources to recruit and retain qualified employees. We also maintain a variety of benefit programs for our employees, including retirement and bonus plans, group life, health, accident and disability insurance as well as the opportunity to participate in employee ownership. See “Business—Employees and Consultants” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—The Limited Market.”

Marketing

Our marketing activities in the Government and Commercial segments are focused on key vertical markets and are primarily conducted by our own professional staff of engineers, scientists, analysts and other personnel. Our marketing approach for our technical services begins with the development of information concerning the requirements of our government, commercial and other potential customers for the types of technical services that we provide. This information is gathered in the course of contract performance, reviewing requests for competitive bids, formal briefings, participation in professional organizations and published literature. This information is then evaluated and exchanged among our internal marketing groups (organized along functional, geographic and other lines) in order to devise and implement, subject to management review and approval, the best means of taking advantage of available business opportunities, including the preparation of proposals responsive to the stated and perceived needs of customers. Our products may be marketed with the assistance of independent sales representatives.

Competition

Our business is highly competitive, particularly in the business area of information technology outsourcing in the Commercial segment. We have a large number of competitors, some of which have been established longer and have substantially greater financial resources and larger technical staffs. We also compete with smaller, more specialized entities that are able to concentrate their resources on particular areas. In the Government segment, we also compete with the U.S. Government’s own in-house capabilities and federal non-profit contract research centers.

We compete on the basis of technical expertise, management and marketing abilities and price. Our continued success is dependent upon our ability to hire and retain highly qualified scientists, engineers, technicians, management and professional personnel who will provide superior service and performance on a cost-effective basis.

Significant Customers

During fiscal years 2005, 2004 and 2003, approximately 91%, 91% and 92%, respectively, of the revenues in the Government segment were attributable to prime contracts directly with a number of departments and agencies of the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. Revenues from the U.S. Army represented 13% of consolidated revenues in each of fiscal years 2005, 2004 and 2003. Revenues from the U.S. Navy represented 13% of consolidated revenues in fiscal year 2005 and 12% of consolidated revenues in each of fiscal years 2004 and 2003. Revenues from the U.S. Air Force represented 11% of consolidated revenues in each of fiscal years 2005 and 2004 and 12% of consolidated revenues in fiscal year 2003. No other customer or single contract accounted for 10% or more of consolidated revenues in fiscal years 2005, 2004 and 2003.

Government Contracts

The U.S. Government is our primary customer in the Government segment. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years; however, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. If a contract is terminated for convenience, we are generally reimbursed for our allowable costs through the date of termination and are paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. Although contract and program modifications, curtailments or terminations have not had a material adverse effect on us in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on our financial condition or results of operations in the future.

In addition, the U.S. Government may terminate a contract for default. Although the U.S. Government has never terminated any of our contracts for default, such a termination could have a significant impact on our business. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages.

Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments as a result of negotiations between U.S. Government representatives and us. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2003 and are not subject to further adjustment. Contract revenues for fiscal years 2004 and 2005 have been recorded in amounts which are expected to be realized upon final settlement with the U.S. Government. However, audits and adjustments for fiscal years 2004 and 2005 may result in decreased revenues or profits for those years.

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

In recent years, the U.S. Government has increasingly used a contracting process called Indefinite Delivery, Indefinite Quantity contracts, known as IDIQ contracts, to obtain contractual commitments from contractors to provide certain products or services at established general terms and conditions. We may compete with multiple contractors for a single IDIQ contract award or in some cases, a single procurement may result in IDIQ contract awards to multiple contractors. At the time of the award of the IDIQ contract, the U.S. Government generally commits to purchase only a minimum amount of products or services from the contractor to whom the IDIQ contract was awarded. After award of the IDIQ contract, the U.S. Government may issue task orders for specific services or products it needs. The contractor provides such products or services in accordance with the pre-established terms and conditions. IDIQ contracts frequently have multi-year terms and unfunded ceiling amounts which enable, but do not commit, the U.S. Government to purchase substantial amounts of products and services from the contractor. The U.S. Government’s use of IDIQ contracts makes it more difficult for a contractor to estimate the actual value of products or services to be ultimately awarded under a given contract.

The following table summarizes Government and Commercial segment revenues by contract type for the last three years:

	Year ended January 31
	2005	2004	2003
Government:
Cost-reimbursement	47%	47%	52%
Time-and-materials and Fixed-price level-of-effort	37%	38%	33%
Firm fixed-price	16%	15%	15%

Total	100%	100%	100%

Commercial:
Cost-reimbursement	4%	7%	7%
Time-and-materials and Fixed-price level-of-effort	56%	47%	28%
Firm fixed-price	18%	13%	9%
Target cost and fee with risk sharing	22%	33%	56%

Total	100%	100%	100%

Any costs that we incur on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs.

Pre-contract costs for the Government and Commercial segments at January 31, 2005 and 2004 were as follows:

	January 31
	2005	2004
	(In millions)
Government segment	$37	$41
Commercial segment	6	4

	$43	$45

We expect to recover substantially all of these costs; however, no assurance can be given that the contracts or contract amendments will be executed or that we will recover the related costs.

Research and Development

We conduct research and development activities under customer funded contracts and with independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In fiscal year 2005, we spent approximately $25 million on IR&D, which was included in selling, general and administrative expenses. We spent $19 million on such activities in each of fiscal years 2004 and 2003.

Patents and Proprietary Information

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

In connection with the performance of services for customers in the Government segment, the U.S. Government has certain rights to data, computer codes and related material that we develop under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose such information to third parties, including, in some instances, competitors. In the case of subcontracts, the prime contractor may also have certain rights to the programs and products that we develop under the subcontract.

Backlog

Backlog includes only the funded dollar amount of contracts in process and does not include the dollar amount of projects for which we have been given permission by the customer (i) to begin work but for which a formal contract has not yet been entered into or (ii) to extend work under an existing contract prior to the formal amendment or modification of the existing contract. In these cases, either contract negotiations have not been completed or a contract or contract amendment has not been executed. When a contract or contract amendment is executed, the backlog will be increased by the difference between the dollar value of the contract or contract amendment and the revenue recognized to date. We expect that a substantial portion of our backlog at January 31, 2005 will be recognized as revenues prior to January 31, 2006. Some contracts associated with the backlog are incrementally funded and may continue for more than one year.

The approximate amount of backlog for the Government and Commercial segments at January 31, 2005 and 2004 was as follows:

	January 31
	2005	2004
	(In millions)
Government segment	$3,333	$3,127
Commercial segment	313	228

	$3,646	$3,355

Employees and Consultants

As of January 31, 2005, we employed approximately 42,400 full and part time employees. We also use consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

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

Company Website and Information

Our website can be found on the Internet at www.saic.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing our website at www.saic.com and clicking on Corporate Governance and then clicking on SEC Filings and then SEC’s EDGAR database or by accessing our intranet https://issaic.saic.com/ and clicking on EON and then clicking on SAIC Financials and then SEC Filings.

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

Risks Relating to Our Business

A substantial percentage of our revenue is from U.S. Government customers

We derive a substantial portion of our revenues from the U.S. Government as a prime contractor or a subcontractor. The percentage of total revenues from the U.S. Government was 86% in fiscal year 2005, 85% in fiscal year 2004 and 84% in fiscal year 2003. In addition, revenues from the U.S. Army represented 13% of consolidated revenues in each of fiscal years 2005, 2004 and 2003. Revenues from the U.S. Navy represented 13% of consolidated revenues in fiscal year 2005 and 12% of consolidated revenues in each of fiscal years 2004 and 2003. Revenues from the U.S. Air Force represented 11% of consolidated revenues in each of fiscal years 2005 and 2004 and 12% of consolidated revenues in fiscal year 2003. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover.

We are heavily dependent upon the U.S. Government as our primary customer. This dependence on U.S. Government customers increased as a result of the divestiture of our Telcordia Technologies subsidiary. Through our former Telcordia subsidiary, we were a provider of software, engineering and consulting services, advanced research and development, technical training and other services to the telecommunications industry. On March 15, 2005, we sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. Telcordia’s revenues, which were primarily commercial, are excluded from our combined revenues for the periods referenced above. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.

If we fail to control fixed-price or target cost and fee with risk sharing contracts, it may result in reduced profits or losses

The percentage of our Government segment revenues from firm fixed-price contracts was 16% for fiscal year 2005, 15% for fiscal year 2004 and 15% for fiscal year 2003. Because we assume the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts.

Many of our customers in the information technology outsourcing business contract on the basis of target cost and fee with risk sharing. During fiscal years 2005, 2004 and 2003, approximately 22%, 33% and 56%, respectively, of the Commercial segment revenues were derived from target cost and fee with risk sharing contracts. Under target cost and fee with risk sharing contracts, the customers reimburse our costs plus a specified or target fee or profit; however, if our actual costs exceed the target cost, our target fee and cost reimbursement are reduced by a portion of the overrun. Failure to control costs during performance of the work could result in reduced profits for such contracts.

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

Our contract costs are subject to audits by Government agencies. The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. Substantially all of our indirect contract costs have been agreed upon through fiscal year 2003 and are not subject to further adjustment. We have recorded contract revenues in fiscal years 2004 and 2005 based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

If we fail to recover pre-contract costs, it may result in reduced profits or losses

Any costs that we incur on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts or contract modifications have not been executed are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At January 31, 2005, we had pre-contract costs of $37 million in the Government segment and $6 million in the Commercial segment. We cannot assure you that contracts or contract amendments will be executed or that we will recover the related costs.

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

Unsuccessful resolution of the Telkom South Africa Arbitration could harm our business

Our former subsidiary, Telcordia, instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom South Africa challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. Although the High Court judge denied Telcordia’s motion for leave to appeal his ruling, on November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed. On January 24, 2005, the District Court declined to confirm Telcordia’s award and in a February 17, 2005 opinion concluded that the District Court does not have personal jurisdiction over Telkom South Africa. Telcordia is currently reviewing the Court’s ruling and considering its further legal options, including an appeal.

On March 15, 2005, we sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. Pursuant to the definitive stock purchase agreement, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against us, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and company resources.

We face risks associated with our international business

Our international business operations are subject to a variety of the risks associated with conducting business internationally. These risks include:

•	unexpected changes in regulatory requirements

•	tariffs

•	political and economic changes or instability

•	unfamiliar and unknown business practices and customs

•	restrictive trade policies

•	inconsistent product regulation

•	complying with a variety of laws, including export controls and the Foreign Corrupt Practices Act

•	licensing requirements

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

Unsuccessful resolution of the disputes regarding INTESA could harm our business

INTESA, a Venezuelan joint venture we formed in 1997 with Venezuela’s national oil company, Petróleos de Venezuela, S.A., which we call “PDVSA,” to provide information technology services in Latin America, is involved in various legal proceedings. The operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. Due to the suspension of operations and the expropriation of our interest in INTESA by PDVSA, the operations of the joint venture are not expected to resume.

Many issues relating to INTESA remain unsolved. These include the termination of the 1997 outsourcing services agreement with PDVSA under which we guaranteed INTESA’s obligations and our proposal for INTESA to file bankruptcy which PDVSA has refused to support. Other unresolved issues include the Attorney General of Venezuela’s criminal investigation of INTESA initiated in 2003 alleging unspecified sabotage by INTESA employees and a claim filed in 2004 against INTESA by SENIAT, the Venezuelan tax authority, for approximately $30 million for alleged non-payment of VAT taxes in 1998. In addition, SAIC Bermuda, in its capacity as a shareholder of INTESA, was added at the request of PDVSA as a defendant to a number of suits by INTESA employees claiming unpaid severance and pension benefits. Our Venezuelan counsel advises that we do not have any legal obligation for these claims, but given the unsettled and political nature of the Venezuelan environment, their outcome is uncertain.

Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, adverse resolutions could materially harm our business, consolidated financial position, results of operations and cash flows. For further discussion of our participation in INTESA, see “Management Discussion & Analysis—Commitments and Contingencies;” “Legal Proceedings—INTESA;” and Note 22 of the notes to the consolidated financial statements on page F-38 of this Form 10-K.

Unsuccessful resolution of the Greek Olympic Contract could harm our business

We have a firm fixed-price contract with the Greek Government, as represented by the Ministry of Defense, to provide the security infrastructure that was used to support the 2004 Athens Summer Olympic Games. The Greek Government has not made certain payments under the contract and has not yet formally accepted the system. Certain financial, technical, contractual and legal issues have not been resolved by the parties under the contract.

Our performance under the contract was adversely impacted by customer delays in providing information and equipment and in completing the construction of venues. Shortly before the start of the Olympic Games, on July 7, 2004, we entered into an agreement (the “Memorandum of Understanding”) with the Greek Government, as represented by the Coordination Committee for Olympic Preparation, pursuant to which the parties (i) recognized that the delivery and acceptance of the system had not been completed by the scheduled date, (ii) agreed on the delivery to the customer of the system in its then current state for use at the Olympic games, (iii) agreed on a process for completing testing and acceptance of the system after the Olympic Games with final acceptance to occur no later than October 1, 2004, (iv) required the Greek Government to proceed with the necessary actions for the completion of a contract modification as soon as possible, and (v) agreed that we would receive a milestone payment immediately upon the execution of the contract modification. The parties have had numerous disagreements concerning the scope, duration and results of the testing, acceptance process required and other contractual issues. The Greek Government recently advised us that it will not be able to execute a contract amendment until an issue relating to the legality of the contract is resolved. To date, the contract modification contemplated by the Memorandum of Understanding has not been executed, and the customer has not formally accepted the system under the terms of the contract.

We have subcontracted a significant amount of the customer requirements under the contract, and payments to the subcontractors are generally required only if we receive payment from the customer, unless the non-payment results from our failure to perform in accordance with the customer contract. In addition, the contract required us to lease certain equipment under an operating lease from a subcontractor for ten years. This subcontractor recently advised us by letter that it intends to suspend its services related to the leased equipment unless it receives an $8.7 million payment. It requested that we forward its letter to our customer, which we did. To date, the customer has not responded.

In connection with this contract, we entered into payment and performance bonding requirements on the contract totaling $251 million. Under the terms of these bonding arrangements, the customer could call these standby letters of credit at any time.

Although we have been in discussions with the customer to attempt to resolve a number of financial, technical, contractual and legal issues through an appropriate contract amendment, we cannot assure you that a mutually acceptable agreement will be reached, what the terms of any agreement might be, or what the financial impact of this project will be upon completion. The situation is extremely complex and dynamic, involving multiple government agencies, customer elements and government representatives having different roles and, at times, expressing inconsistent positions. For further discussion of this matter, see “Management Discussion & Analysis—Commitments and Contingencies” and Note 22 of the notes to the consolidated financial statements on page F-38 of this Form 10-K.

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

Our failure to remain competitive could harm our business

Our business is highly competitive, particularly in the business area of information technology outsourcing in our Commercial segment. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized entities who are able to concentrate their resources on particular areas. In the Government segment, we also compete with the U.S. Government’s own in-house capabilities and federal non-profit contract research centers. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Effective February 1, 2004, we modified our organizational structure to help improve our competitiveness by better aligning our business units with our major customers and key markets. Further organization changes were implemented effective February 1, 2005. There can be no assurance that these realignment efforts will produce the desired results.

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

If a trade in the limited market is undersubscribed, our stockholders may not be able to sell all the shares they desire to sell

If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers in any trade, our stockholders who requested to sell shares may not be able to sell all such shares in that trade. The number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions. Under Delaware law, we may repurchase our shares only out of available surplus. In addition, financial covenants under our credit agreement or agreements we enter into in the future may restrict our ability to repurchase shares. Subject to these legal and contractual restrictions, we are currently authorized, but not obligated to purchase shares of Class A common stock in the limited market on any trade date. In deciding whether to make such purchases, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the undersubscription in the limited market. The final determination is not made before the trade date. We have purchased a significant amount of Class A common stock in the limited market during recent periods. We purchased a total of 9,331,128 shares on the trade dates in fiscal year 2005 and a total of 6,824,113 shares on the trade dates in fiscal year 2004. These purchases accounted for 75.4% and 65.5%, respectively, of the total shares purchased by all buyers in the limited market during fiscal years 2005 and 2004. Our purchases balanced the number of shares offered for sale by stockholders with the number of shares sought to be purchased by authorized buyers. We cannot assure you that we will continue to purchase such excess shares in the future. Accordingly, if the aggregate number of shares offered for sale exceeds the aggregate number of shares sought to be purchased by authorized buyers, and we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell in the limited market. Because no other market exists for our stock, our stockholders may be unable to sell all the shares they desire to sell.

During the 2005 and 2004 fiscal years, the trustees of certain of our retirement and benefit plans purchased an aggregate of 2,294,161 and 2,351,031 shares, respectively, in the limited market. These purchases accounted for approximately 18.5% and 22.6% of the total shares purchased by all buyers in the limited market during fiscal years 2005 and 2004, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A common stock. In addition, the trustees of our retirement plans are not permitted to purchase shares of our Class A common stock in the limited market unless the stock price established by the board of directors is determined in good faith by the plan fiduciaries, in reliance on an appraisal by an independent appraiser, to be the fair market value of the shares.

To the extent that purchases by the trustees of our retirement and benefit plans decrease, and purchases by us decrease or do not increase, the ability of stockholders to resell their shares in the limited market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the limited market on each trade date occurring during fiscal years 2005 and 2004, we cannot assure you that a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any trade date will be able to do so.

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

We may, but are not obligated to defer our repurchase rights with respect to those employees who qualify for certain deferral programs, including our Alumni Program.

Our stock price and the price at which all trades in the limited market occur is determined by our board of directors and is not established by market forces

Our stock price is not determined by a trading market of bargaining buyers and sellers. Our board of directors, all of whom are stockholders, determines the price at which the Class A common stock trades by using the valuation process that includes input from an independent appraiser and a stock price formula as described under “Price Determination of Class A Common Stock and Class B Common Stock.” The stock price remains in effect until subsequently changed. The board of directors reviews the stock price during the period between a board meeting and the trade date to determine whether the stock price continues to represent a fair market value, and if necessary, modifies the price. The board of directors has authorized its stock policy committee to conduct this review and, in some quarters, the stock policy committee has conducted this review. If a stock price modification is necessary, the stock policy committee or board of directors would apply the same valuation process used by the board of directors at a quarterly board meeting. The stock policy committee modified the stock price on July 29, 2002 after it was determined that the stock price established by the board of directors on July 12, 2002 no longer represented a fair market value. All trades in the limited market will occur at the stock price determined by the board of directors or its stock policy committee. Our board of directors believes the stock price represents a fair market value; however, we cannot assure you that the stock price represents the value that would be obtained if our stock were publicly traded. The formula, which is one part of the valuation process, does not specifically include variables reflecting all financial and valuation criteria that may be relevant. In addition, our board of directors generally has broad discretion to modify the formula. Absent changes in the market factor used in the formula, which may change from quarter to quarter as appropriate to reflect changing business, financial and market conditions, and accounting and other impacts unrelated to our value, the mechanical application of the formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price because the formula takes into account our segment operating income for the four fiscal quarters immediately preceding the price determination.

Future returns on our common stock may be significantly lower than historical returns

We cannot assure you that the Class A common stock will provide returns in the future comparable to those achieved historically or that the price will not decline. In fact, the price declined 13.2% during fiscal year 2003 and 0.1% on the July 16, 2004 pricing date.

Changes in our business, the volatility of the market value of our comparable companies and the impact of litigation and disputes may increase the volatility of the stock price

The stock price could be subject to fluctuations in the future. This volatility may result from the impact on our stock price of:

•	the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

•	the impact of the volatility of the market value of comparable public companies that are considered in our valuation process and any publicly traded securities we may own

•	the impact of litigation, government investigations or other customer disputes on our operating performance and future prospects

•	the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in those business areas

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

Item 2. Properties

As of January 31, 2005, we conducted our operations in more than 400 offices located in 43 states, the District of Columbia and various foreign countries. We occupy a total of approximately 9 million square feet of space. Of this total, we own approximately 2.6 million square feet, and the balance is leased. Our major locations are in the San Diego, California and Washington, D.C. metropolitan areas, where we occupy approximately one million square feet and 2.6 million square feet of space, respectively.

We own and occupy the following properties:

•	San Diego metropolitan area

•	At our primary campus location in San Diego, California, seven buildings totaling approximately 677,000 square feet of space situated on 22.2 acres of land

•	Washington, D.C. metropolitan area

•	At our McLean, Virginia campus location, four buildings totaling approximately 900,000 square feet situated on 18.3 acres of land

•	In Vienna, Virginia, two buildings totaling approximately 280,000 square feet of space on 14.7 acres of land

•	In Reston, Virginia, a 62,000 square foot building on 2.6 acres of land

•	Other areas

•	In Huntsville, Alabama, a 100,000 square foot building on 18 acres of land

•	In Columbia, Maryland, a 95,500 square foot building on approximately 7.3 acres of land

•	In Virginia Beach, Virginia, two buildings totaling 159,200 square feet on approximately 22.5 acres of land

•	In Orlando, Florida, an 85,000 square foot building on 17.99 acres of land

•	In Oak Ridge, Tennessee, an 83,000 square foot building on approximately 8.4 acres of land, and we own an additional 4.07 acres of land

•	In Dayton, Ohio, two buildings totaling 79,400 square feet on 4.5 acres of land

The nature of our business is such that there is no practicable way to relate occupied space to industry segments. We consider our facilities suitable and adequate for our present needs. See Note 16 of the notes to consolidated financial statements on page F-34 of this Form 10-K for information regarding commitments under leases.

Item 3. Legal Proceedings

Telkom South Africa.    As previously disclosed in our filings with the SEC, our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by

Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. Although the High Court judge denied Telcordia’s motion for leave to appeal his ruling, on November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed. On January 24, 2005, the District Court declined to confirm Telcordia’s award and in a February 17, 2005 opinion concluded that the District Court does not have personal jurisdiction over Telkom South Africa. Telcordia is currently reviewing the Court’s ruling and considering its further legal options, including an appeal.

On March 15, 2005, we sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. Pursuant to the definitive stock purchase agreement, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against us, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

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

INTESA.    INTESA, a Venezuelan joint venture we formed in 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. An unstable political and economic environment in Venezuela, including a general work stoppage from approximately December 2002 to March 2003 affected the petroleum sector, including INTESA and PDVSA. We had previously consolidated our 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. Due to the suspension of operations and the expropriation of our interest in INTESA by PDVSA, the operations of the joint venture are not expected to resume. We have strongly recommended that INTESA file for bankruptcy as required under Venezuelan law, but PDVSA has refused to support such a filing. INTESA had derived substantially all its revenues from an outsourcing services agreement with PDVSA. In January 1997 when the joint venture was formed, we guaranteed INTESA’s obligations under the services agreement to PDVSA. The services agreement expired on June 30, 2002 and the parties were not able to reach agreement on a renewal. PDVSA and the Venezuelan government have taken certain actions, including denying INTESA access to certain of its facilities and assets, which the Overseas Protection Insurance Company, a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities (“OPIC”), determined to constitute expropriation without compensation. On May 11, 2004, OPIC paid us approximately $6 million in settlement of our claim. On July 12, 2004, OPIC issued its memorandum of decision. OPIC determined that PDVSA and the Venezuelan government totally expropriated our interest in INTESA. OPIC also determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA in a separate proceeding. Many issues relating to INTESA, including the termination of the services agreement and the proposal for INTESA to file bankruptcy, remain unresolved. In addition, the Attorney General of Venezuela initiated a criminal investigation of INTESA in 2003 alleging unspecified sabotage by INTESA employees. The SENIAT, the Venezuelan tax authority, filed a claim against INTESA in 2004 for approximately $30 million for alleged non-payment of VAT taxes in 1998. In addition, SAIC Bermuda, in its capacity as a shareholder of INTESA was added at the request of PDVSA as a defendant to a number of suits by INTESA employees claiming unpaid severance and pension benefits. Our Venezuelan counsel advises that we do not have any legal obligation for these claims, but given the unsettled and political nature of the Venezuelan environment, their outcome is uncertain. Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, adverse resolutions could materially harm our business, consolidated financial position, results of operations and cash flows.

Gracian v. SAIC Class Action Lawsuit.    On March 4, 2005, we were served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that we improperly required exempt salaried and professional employees in the State of California to utilize their paid leave balances for partial day absences. The plaintiffs contend that our policy violates California law and seek, among other things, unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, punitive damages and attorney fees. We are analyzing the lawsuit and the underlying issues. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Other.    In the normal conduct of our business, we seek to monetize our patent portfolio through licensing. We also have and will continue to defend our patent position when we believe our patents have been infringed and are involved in such litigation from time to time. On March 15, 2005, we sold our Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights. We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of votes for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”).

The following is a list of the names and ages (as of March 25, 2005) of all our executive officers, indicating all positions and offices held by each such person and each such person’s principal occupation or employment during at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement. Except as otherwise noted, each of the persons listed below has served in his present capacity for at least the past five years.

Name of Executive Officer	Age	Positions with the Company and Prior Business Experience
C. M. Albero	69	Group President since February 2004. Mr. Albero has held various positions with us since 1987, including serving as a Sector Vice President from 1998 to February 2004. Mr. Albero has also served as Chief Executive Officer of our AMSEC LLC joint venture since July 1999.

D. P. Andrews	60	Chief Operating Officer since January 2005, Corporate Executive Vice President since 1998, and a Director since October 1996. Mr. Andrews also served as President and Chief Operating Officer of Federal Business from December 2003 to January 2005, Executive Vice President for Corporate Development from October 1995 to January 1998. Prior to joining us, Mr. Andrews served as Assistant Secretary of Defense from 1989 to 1993.

Name of Executive Officer	Age	Positions with the Company and Prior Business Experience
K. C. Dahlberg	60	Chairman of the Board since July 2004 and Chief Executive Officer, President and Director since November 2003. Prior to joining us, Mr. Dahlberg was with General Dynamics Corp. from March 2001 to October 2003, where he served as Corporate Executive Vice President. Mr. Dahlberg was with Raytheon International from February 2000 to March 2001 where he served as President, and from 1997 to 2000 he served as President and Chief Operating Officer of Raytheon Systems Company. Mr. Dahlberg held various positions with Hughes Aircraft from 1967 to 1997.

T. E. Darcy	54	Corporate Executive Vice President since December 2003 and Chief Financial Officer since October 2000. From October 2000 to December 2003, Mr. Darcy was an Executive Vice President. Prior to joining us, Mr. Darcy was with the accounting firm of PricewaterhouseCoopers LLP from July 1973 to September 2000, where he served as partner from 1985 to 2000.

S. P. Fisher	44	Treasurer since January 2001 and Senior Vice President since July 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.

D. H. Foley	60	Chief Engineering and Technology Officer since January 2005, Executive Vice President since July 2000, and a Director since July 2002. Dr. Foley has held various positions with us since 1992, including serving as Group President from February 2004 to January 2005 and a Sector Vice President from 1992 to July 2000.

M. V. Hughes, III	60	Group President since February 2004. Mr. Hughes has held various positions with us since 1990, including serving as an Executive Vice President from July 2003 to February 2004 and as a Sector Vice President from 1991 to July 2003.

P. N. Pavlics	44	Senior Vice President since January 1997 and Controller since 1993. Mr. Pavlics has held various positions with us since 1985, including serving as a Corporate Vice President from 1993 to January 1997.
L. J. Peck	57	Group President since February 2004. Mr. Peck has held various positions with us since 1978, including serving as a Sector Vice President from 1994 to February 2004.

S. D. Rockwood	61	Executive Vice President since April 1997 and a Director since 1996. Dr. Rockwood has held various positions with us since 1986, including serving as Chief Technology Officer from December 2003 to January 2005 and a Sector Vice President from 1987 to April 1997.

W. A. Roper, Jr.	59	Corporate Executive Vice President since April 2000. Mr. Roper served as Senior Vice President from 1990 to 1999, Chief Financial Officer from 1990 to October 2000 and Executive Vice President from 1999 to 2000. Mr. Roper has served as a director of VeriSign, Inc. since November 2003.

D. E. Scott	48	Secretary since July 2003, Senior Vice President since January 1997 and General Counsel since 1992. Mr. Scott has held various positions with us since 1987, including serving as a Corporate Vice President from 1992 to January 1997.

Name of Executive Officer	Age	Positions with the Company and Prior Business Experience
G. T. Singley III	59	Group President since February 2004. Mr. Singley has held various positions with us since 1998, including serving as a Sector Vice President from 2001 to February 2004 and Group Senior Vice President from 2000 to 2001.

J. P. Walkush	53	Executive Vice President since July 2000 and a Director since April 1996. Mr. Walkush has held various positions with us since 1983, including serving as a Sector Vice President from 1994 to 2000.

J. H. Warner, Jr.	64	Chief Administrative Officer since December 2003, Corporate Executive Vice President since 1996 and a Director since 1988. Dr. Warner has held various positions with us since 1973, including serving as Executive Vice President from 1989 to 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Limited Market

Since our inception, we have followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for any of our securities. In order to provide some liquidity for our stockholders, however, we have maintained a limited secondary market which we call the “limited market,” through our wholly owned broker-dealer subsidiary, Bull, Inc., which was organized in 1973 for the purpose of maintaining the limited market.

The limited market permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.” Generally, there are four trade dates each year; however, a scheduled trade date could be postponed or cancelled. In fact, the trade originally scheduled for July 26, 2002 was postponed to August 16, 2002 in order to establish a new stock price after it was determined that the stock price set by the board of directors on July 12, 2002 no longer represented a fair market value. A trade date typically occurs one week after our board of directors meetings, currently scheduled for April, June, September and December of each year. All shares of Class B common stock to be sold in the limited market must first be converted into 20 times as many shares of Class A common stock.

All sales and purchases are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described below. All participants who wish to participate in a particular trade must submit a trade request in the form of a limit order. A limit order is a request to buy stock at or below the limit price specified by the person placing the order or a request to sell stock at any price equal to or above the limit price specified. A limit order will not be processed if the limit price is not satisfied by the price established by the board of directors unless the order is modified. A participant may not submit both a buy limit order and a sell limit order on the same account for the same trade.

Trade participants may submit their limit order requests either online or in paper format. In order to participate in a particular trade, the participant’s limit order must be received by Bull, Inc. no later than 5 p.m. Pacific Time on the day before the board of directors meeting at which the price of the Class A common stock is determined which we refer to as the “limit order deadline.” After the stock price has been determined, participants can cancel their orders prior to 5 p.m. Pacific Time on the Friday one week after the stock price is determined which we refer to as the “trade modification deadline.” In addition, those participants who submitted their orders online may modify their orders prior to the trade modification deadline. Participants who submitted their order by paper may not modify their orders once submitted, other than to cancel their order. Participants may not change a buy order to a sell order, or a sell order to a buy order after the limit order deadline. All sellers in the limited market (other than our retirement plans and us) pay Bull, Inc. a sales commission. Stockholders submitting sales orders online pay a commission currently equal to 0.5% of the proceeds from such sales and stockholders submitting sales orders by paper pay a commission currently equal to 1% of the proceeds from such sales. No commission is paid by purchasers in the limited market.

The purchase of Class A common stock in the limited market is restricted to (i) current employees of SAIC and eligible subsidiaries who desire to purchase Class A common stock in an amount that does not exceed a pre-approved limit established by the board of directors or a designated committee of the board, (ii) current employees, consultants and non-employee directors of SAIC and eligible subsidiaries who have been specifically approved by the board of directors or its designated committee or subcommittee to purchase a specified number of shares which may exceed the pre-approved limit, and (iii) trustees or agents of the retirement and benefit plans of SAIC and its eligible subsidiaries. These employees, consultants, directors, trustees and agents are referred to as “authorized buyers.” No one, other than these authorized buyers, is eligible to purchase Class A common stock in the limited market.

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

We are currently authorized, but not obligated, to purchase shares of Class A common stock in the limited market on any trade date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and we, in our discretion, determine to make such purchases. However, the number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions. Under Delaware law, we may repurchase our shares only out of available surplus. In addition, financial covenants under our credit agreement or agreements we enter into in the future may restrict our ability to repurchase shares. In deciding whether to make such purchases, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the undersubscription in the market. We have purchased a significant amount of Class A common stock in the limited market during recent periods. We purchased a total of 9,331,128 shares on the trade dates in fiscal year 2005 and a total of 6,824,113 shares on the trade dates in fiscal year 2004. These purchases accounted for 75.4% and 65.5%, respectively, of the total shares purchased by all buyers in the limited market during fiscal years 2005 and 2004. Our purchases balanced the number of shares offered for sale by stockholders with the number of shares sought to be purchased by authorized buyers. We cannot assure you that we will continue to purchase such excess shares in the future. Accordingly, if the aggregate number of shares offered for sale exceeds the aggregate number of shares sought to be purchased by authorized buyers, and we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell in the limited market. Because no other market exists for our stock, our stockholders may be unable to sell all the shares they desire to sell. In addition, if a limited market trade were undersubscribed and prorated or the liquidity of our stock in the limited market were otherwise impaired, the stock price, as set by the board of directors, could be adversely impacted because the independent appraiser could apply or increase any liquidity discount used in valuing our stock.

During the 2005 and 2004 fiscal years, the trustees of certain of our retirement and benefit plans purchased an aggregate of 2,294,161 and 2,351,031 shares, respectively, in the limited market. These purchases accounted for approximately 18.5% and 22.6% of the total shares purchased by all buyers in the limited market during fiscal years 2005 and 2004, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A common stock. In addition, the trustees of our retirement plans are not permitted to purchase shares of our Class A common stock in the limited market unless the stock price established by the board of directors is determined in good faith by the plan fiduciaries, in reliance on an appraisal by an independent appraiser, to be the fair market value of the shares. The inability of the retirement plans to purchase shares in the limited market could adversely impact the liquidity of our stock.

To the extent that purchases by the trustees of our retirement and benefit plans decrease, and purchases by us decrease or do not increase, the ability of stockholders to resell their shares in the limited market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the limited market on each trade date occurring during fiscal years 2005 and 2004, we cannot assure you that a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any trade date will be able to do so.

To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, we may, but are not obligated to, sell authorized but unissued shares of Class A common stock in the limited market. In making this determination, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the over subscription in the limited market. The final determination is not made before the trade date. In fiscal years 2005 and 2004, we did not sell any shares of Class A common stock in the limited market as the number of shares sought to be purchased by authorized buyers did not exceed the number of shares offered for sale by stockholders. To the extent that we choose not to sell authorized but unissued shares of Class A common stock in the limited market, the ability of individuals to purchase shares on the limited market may be adversely affected. We cannot assure you that an individual desiring to buy shares of our Class A common stock in any future trade will be able to do so.

Price Determination of Class A Common Stock and Class B Common Stock

Valuation Process

Our board of directors determines the price of the Class A common stock using the valuation process described below. In establishing the stock price, the board of directors considers a broad range of valuation data and financial information, including analysis provided by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“HLHZ”), our independent appraisal firm. The board also considers valuation data and financial information relating to publicly traded companies considered by our appraiser to be comparable to SAIC or relevant to the valuation of our stock. The valuation process includes the valuation formula set forth below, which has an earnings component and an equity component and includes a variable called the market factor. After considering the analysis of the independent appraisal firm and other valuation data and information, the board of directors sets the market factor at the value that causes the formula to yield a stock price that the board believes represents a fair market value for the Class A common stock within a broad range of financial criteria. The stock price and market factor, as determined by the board of directors, remain in effect until subsequently changed by the board of directors or its designated committee.

The Class A common stock is traded in the limited market maintained by Bull, Inc. at the stock price determined by the board of directors. In accordance with our certificate of incorporation, the price of the Class B common stock is equal to 20 times the stock price applicable to the Class A common stock.

Role of Appraiser

HLHZ has served as the appraiser of our stock for over 20 years. HLHZ is a nationally recognized investment banking firm that provides business and securities valuations for a variety of regulatory and planning purposes, renders fairness opinions, and provides financial advisory services in connection with mergers and acquisitions, leveraged buyouts, recapitalizations, financial restructurings and private placements of debt and equity securities. In conjunction with the board of directors’ valuation process, HLHZ performs an appraisal of our Class A common stock. As part of its methodology, HLHZ uses market multiple analysis of comparable public companies to value SAIC as a whole and major business areas of SAIC.

In its appraisal of our stock, HLHZ may apply, and from time to time has applied, a liquidity discount based on its assessment of the liquidity provided by the limited market. HLHZ provides substantial valuation data and analysis, which the board relies upon, among other factors, in establishing the stock price. The data and analysis include the reasonable range of fair market value established by the appraisers. In establishing the range of fair market value, the appraiser considers, among other things, the volatility of the stock prices and implied volatility of stock options of the comparable companies and any significant publicly traded securities that we may own. After the board has established the stock price, HLHZ reviews the price and provides an opinion letter to the board of directors and the SAIC retirement plans committee as to whether the stock price appears to reflect the fair market value of our stock. The trustees of our retirement plans are not permitted to purchase shares of our Class A common stock in the limited market unless the stock price established by the board of directors is determined in good faith by the plan fiduciaries, in reliance on an appraisal by an independent appraiser, to be the fair market value of the shares. If the stock price established by the board of directors did not reflect the fair market value as determined by an independent appraisal firm, our retirement plans would be unable to purchase shares of our Class A common stock in that trade and the liquidity of the limited market and our stock price could be adversely impacted.

Stock Price Formula

The following formula is used in the valuation method:

the price per share is equal to the sum of

(1)  a fraction, the numerator of which is our stockholders’ equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur, adjusted to reflect the value of our publicly traded equity securities classified as investments in marketable securities, as well as the profit or loss impact, if any, on stockholders’ equity arising from investment activities, non-recurring gains or losses on sales of business units, subsidiary common stock or similar transactions closed, as of the valuation date (“E”) and the denominator of which is the number of outstanding common shares and common share equivalents at the end of such fiscal quarter (“W(1)”) and

(2)  a fraction, the numerator of which is 5.66 multiplied by the market factor (“M” or “market factor”), multiplied by our operating income for the four fiscal quarters immediately preceding the price determination, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including our equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries (“P”), and the denominator of which is the weighted average number of outstanding common shares and common share equivalents for those four fiscal quarters, as used by us in computing diluted earnings per share (“W”).

The formula, shown as an equation, is as follows:

Stock Price =	E W(1)	+	5.66MP W

The number of outstanding common shares and common share equivalents described above in the formula assumes that each share of Class B common stock is converted into 20 shares of Class A common stock.

The board of directors first used a valuation formula in establishing the price of the Class A common stock in 1972. The valuation formula has periodically been modified ever since. The market factor concept was first added to the formula in 1973. The 5.66 factor was added to the formula in 1976 as a constant to cause the price generated by the formula to reflect a fair market value of the Class A common stock. In 1984, the board of directors, with the assistance of an outside appraisal firm, began its current practice of establishing the value of the market factor to reflect the broad range of business, financial and market forces that also affect the fair market value of the Class A common stock. In 2001, the board of directors approved the modifications of the definitions of the “E” or the stockholders’ equity component and “P” or the earnings component of the formula. Before approving these changes to the formula, the board of directors consulted with HLHZ and then determined that these definitional changes were appropriate and that our valuation process would continue to generate a fair market value of the Class A common stock within a broad range of financial criteria.

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

Although orders to buy or sell shares of Class A common stock in the limited market must be entered prior to the board’s determination of the stock price, this information is not made available to the board of directors and is not a consideration in determining the price. However, if we elect not to purchase shares in the limited market to fully balance an undersubscribed trade, this could impact both the current and subsequent valuations of our stock.

Review of Stock Price

Our board of directors reviews the stock price at least four times each year, generally during its regularly scheduled board meetings. These meetings are currently scheduled for April, June, September and December of each year and are held approximately one week before the four predetermined trade dates. The board of directors reviews the stock price during the period between a board meeting and the trade date to determine whether the stock price continues to represent a fair market value, and if necessary, modifies the price. The board of directors has authorized its stock policy committee to conduct this review, and, in some instances, the stock policy committee has conducted this review. If a stock price modification is necessary, the stock policy committee or the board of directors would apply the same valuation process used by the board of directors at a board meeting. The stock policy committee modified the stock price on July 29, 2002 after it was determined that the stock price established by the board of directors on July 12, 2002 no longer represented a fair market value.

Modification of Valuation Process

The board of directors has broad discretion to modify the valuation process. However, the board of directors does not anticipate changing the valuation process unless:

•	a change in the formula or any other aspect of the valuation process used to value the Class A common stock is required under applicable law, or

•	in the good faith exercise of its fiduciary duties and after consultation with our independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A common stock, the board of directors, including a majority of the directors who are not our employees, determines that the valuation process no longer results in a fair market value for the Class A common stock, or

•	in the good faith exercise of its fiduciary duties, the board of directors, including a majority of directors who are not our employees, after consulting with an independent appraisal firm, determines that a change in the formula or any other aspect of the valuation process is appropriate and that the stock price established by the board of directors through the modified valuation process reflects a fair market value of the Class A common stock.

Risk of Price Fluctuation

The price of the Class A common stock could be subject to fluctuations in the future due to a number of factors, including:

•	the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

•	the volatility of the market value of comparable public companies that are considered in our valuation process and any publicly traded securities we may own

•	the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in these business areas

•	the impact of litigation, government investigations or other customer disputes on our operating performance and future prospects

•	the limited market trade imbalances, our inability to guarantee 100% liquidity in the quarterly trades, regardless of the amount of the undersubscription, and the degree of liquidity actually provided to stockholders by the limited market

•	the impact of any of the foregoing on HLHZ’s valuation analysis and the board of directors’ ultimate determination of the stock price

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

The values of the variables of the stock price formula presented in the following table reflect the financial data that existed at the time of each stock price determination and have not been adjusted to reflect the restatement of our financial statements in fiscal years 2003, 2004 and the first quarter of fiscal 2005 or Telcordia discontinued operations. See “Controls and Procedures” under Item 9A in Part II of this Form 10-K for additional information concerning the restatement.

Date	Market Factor	“E” or Adjusted Stockholders’ Equity(1)	“W1” or Shares Outstanding(2)	“P” or Adjusted Earnings(3)	“W” or Weighted Avg. Shares Outstanding(4)	Price Per Share of Class A Common Stock	Price Per Share of Class B Common Stock	Percentage Price Change(5)
April 11, 2003	1.90	$2,006,774,000	190,974,359	$349,930,000	203,232,903	$29.02	$580.40	1.5%
July 11, 2003	1.90	$2,102,168,000	192,229,993	$358,704,000	197,175,777	$30.50	$610.00	5.1%
October 10, 2003	1.90	$2,133,849,000	190,791,535	$368,075,000	192,079,951	$31.79	$635.80	4.2%
January 9, 2004	2.20	$2,196,927,000	190,348,029	$380,148,000	189,499,866	$36.52	$730.40	14.9%
April 16, 2004	2.30	$2,190,267,000	191,418,123	$375,064,000	188,561,115	$37.34	$746.80	2.2%
July 16, 2004	2.20	$2,261,422,000	191,943,098	$386,692,000	188,653,945	$37.31	$746.20	(0.1)%
October 8, 2004	2.30	$2,283,435,000	189,671,084	$378,169,000	188,637,287	$38.14	$762.80	2.2%
January 14, 2005	2.50	$2,304,706,000	188,204,746	$376,716,000	188,302,652	$40.55	$811.00	6.3%

(1)	“E” is our stockholders’ equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur, adjusted to reflect the value of publicly traded equity securities classified as investments in marketable securities, as well as the profit or loss impact, if any, on stockholders’ equity arising from investment activities, non-recurring gains or losses on sales of business units, subsidiary common stock, or similar transactions closed, as of the valuation date.

(2)	“W1” is the number of outstanding common shares and common share equivalents at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(3)	“P” is our operating income for the four fiscal quarters immediately preceding the price determination, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including our equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. The aggregate amount of these items on a pre-tax basis is disclosed as “segment operating income” in our consolidated quarterly and annual financial statements filed with the SEC. The operations of our INTESA joint venture have been classified as discontinued operations as of January 31, 2003 and are no longer reflected in operating income. Beginning with the April 11, 2003 stock price determination, the “P” variable of the formula no longer includes the operations of INTESA.

(4)	“W” is the weighted average number of outstanding common shares and common share equivalents for the four fiscal quarters immediately preceding the price determination, as used by us in computing diluted earnings per share.

(5)	Value shown represents the percentage change in the price per share of Class A common stock from the prior valuation.

Holders of Class A Common Stock and Class B Common Stock

As of March 25, 2005, there were 32,753 holders of record of Class A common stock and 178 holders of record of Class B common stock. Substantially all of the Class A common stock and the Class B common stock is owned of record or beneficially by our current and former employees, directors and consultants and their respective family members and by our various employee benefit plans.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. The payment of any future dividends will be at the discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our general financial condition and general business conditions.

Recent Sales of Unregistered Securities

As of March 25, 2005, there were 1,406,947 shares of our Class A common stock outstanding which were issued by us to non-affiliates since February 1, 2003 in transactions that were not registered under the Securities Act. These shares are considered “restricted securities” (as that term is defined in Rule 144 under the Securities Act) and, subject to any contractual restrictions and our right of first refusal, may become eligible for resale under Rule 144(k) as follows:

Date Holding Period Expires	Number of Class A Shares
April 11, 2005	734,630
April 18, 2005	99,315
October 6, 2005	238,277
October 17, 2005	27,158
December 19, 2005	38,899
January 16, 2006	4,521
February 20, 2006	74,807
October 6, 2006	43,586
April 19, 2006	38,545
August 8, 2006	107,209

Purchases of Equity Securities by Science Applications International Corporation (“SAIC”)

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2004 – November 30, 2004	308,839	$37.98	—	—
December 1, 2004 – December 31, 2004	316,788	$38.12	—	—
January 1, 2005 – January 31, 2005	3,999,226	$40.25	—	—

Total	4,624,853	$39.95	—	—

(1)	Includes shares purchased by SAIC or affiliated purchasers as follows:

	November	December	January
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	175,665	200,379	981,541
From former employees, directors, consultants or other entities pursuant to SAIC’s right of repurchase upon termination of affiliation as set forth in its Certificate of Incorporation or pursuant to SAIC’s contractual right of repurchase	128,299	109,691	27,923
In the limited market:
by SAIC	—	—	2,441,441
by the trustees of SAIC’s retirement plans	—	—	40,228
From SAIC’s retirement plans	—	—	490,215
In privately negotiated transactions	4,875	6,718	17,878

Total	308,839	316,788	3,999,226

(2)	Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of SAIC’s retirement plans or SAIC’s non-qualified stock plans for the benefit of the plans’ participants, (iii) shares forfeited to SAIC without the payment of any consideration to the holder or (iv) newly issued shares acquired by SAIC in connection with employee exercise of non-qualified stock options to satisfy employees statutory tax withholding obligations related to the options.

Item 6. Selected Financial Data

The following data has been derived from the consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended January 31
	2005	2004(1)	2003(1)	2002(1)	2001(1)
	(Amounts in millions, except per share data)
Revenues	$7,187	$5,833	$4,835	$4,374	$4,037
Cost of revenues	6,337	5,100	4,211	3,826	3,488
Selling, general and administrative expenses	364	331	305	312	354
Goodwill impairment		7	13		5
Gain on sale of business units, net, and subsidiary common stock	(2)		(5)	(10)	(73)

Operating income	488	395	311	246	263
Net (loss) gain on marketable securities and other investments, including impairment losses(2)	(16)	5	(134)	(456)	2,656
Interest income	45	49	37	50	108
Interest expense	(88)	(80)	(45)	(14)	(14)
Other (expense) income, net	(12)	5	6	10	25
Minority interest in income of consolidated subsidiaries	(14)	(10)	(7)	(5)	(6)
(Provision for) benefit from income taxes	(131)	(140)	(61)	80	(1,129)

Income (loss) from continuing operations	272	224	107	(89)	1,903
Income from discontinued operations, net of tax(1)	137	127	152	107	156
Cumulative effect of accounting change, net of tax				1

Net income	$409	$351	$259	$19	$2,059

Earnings per share:
Basic(3)	$2.23	$1.90	$1.32	$.09	$8.76

Diluted(3)	$2.18	$1.86	$1.28	$.08	$8.11

Common equivalent shares:
Basic	183	185	196	215	235

Diluted	188	189	203	228	254

	January 31
	2005	2004(1)	2003(1)	2002(1)	2001(1)
	(Amounts in millions)
Total assets	$6,010	$5,540	$4,876	$4,678	$5,871
Working capital of continuing operations	$2,467	$2,482	$2,291	$1,258	$1,453
Long-term debt	$1,215	$1,232	$897	$100	$101
Other long-term liabilities	$99	$86	$75	$48	$44
Stockholders’ equity	$2,351	$2,203	$2,020	$2,524	$3,344

(1)	Operations of Telcordia and INTESA are classified as discontinued operations and all prior period income statement and balance sheet information presented has been conformed to this presentation.

(2)	Includes impairment losses of $108 million, $467 million and $1.4 billion on marketable equity securities and other private investments in 2003, 2002 and 2001, respectively, and gains of $4.1 billion from sales or exchanges of marketable equity securities and other investments in 2001.

(3)	The 2002 amount includes the cumulative effect of an accounting change for the adoption of newly released SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Quantitative and Qualitative Disclosures About Market Risk,” which follows, should be read in conjunction with the consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to: a decrease in or the failure to increase business with the U.S. Government, particularly in the defense and homeland security areas, and international and commercial customers; the risks associated with our international business; our ability to continue to identify, consummate and integrate additional acquisitions; our ability to competitively price our technical services and products; the risk of early termination of U.S. Government contracts; the risk of losses or reduced profits on firm fixed-price and target cost and fee with risk sharing contracts; a failure to obtain reimbursement for costs incurred prior to the execution of a contract or contract modification; audits of our costs, including allocated indirect costs, by the U.S. Government; a downturn in economic conditions; limited market trade activity; legislative proposals; litigation risks; and other uncertainties, all of which are difficult to predict and many of which are beyond our control. Given these uncertainties and risks, you are warned not to rely on such forward-looking statements. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments. Additional information about potential factors that could affect our business and financial results is included in the section titled “Risk Factors” on page 9.

Unless otherwise noted, references to the years are for fiscal years ended January 31, not calendar years.

Discontinued Operations

During July 2004, we began to explore various strategic alternatives relating to our ownership in Telcordia. On November 17, 2004, we entered into a definitive stock purchase agreement, as amended, to sell our ownership in Telcordia to TTI Holding Corporation (“Buyer”), an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc., for cash of $1.35 billion. On March 15, 2005, the sale of Telcordia was completed. The initial sales price of $1.35 billion is subject to a working capital adjustment, a reduction for the net proceeds from a sale leaseback transaction of certain Telcordia-owned real estate between Telcordia and an unrelated third party in conjunction with the closing of the sale of Telcordia, and other adjustments as agreed upon between the Buyer and us. The preliminary cash proceeds from the sale were $1.02 billion after reduction for an estimated working capital adjustment of $225 million, which includes $201 million related to certain

Telcordia customer contract prepayments that were received in December 2004 and January 2005 and a reduction for proceeds of $110 million from the sale leaseback transaction. We received the contract prepayments included in the working capital adjustment and the proceeds from the real estate transaction before the close of the sale.

The preliminary purchase price is subject to final adjustment no earlier than 60 days from the closing date, as the Buyer and Telcordia have 30 days to complete the final closing balance sheet for the final purchase price adjustments and then we have 30 days to review the final closing balance sheet. In addition to the cash purchase price received at closing, we are entitled to receive additional amounts as a contingent purchase price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia, both described in Note 22 of the notes to consolidated financial statements. We have indemnified the Buyer for all income tax obligations on and through the date of close. While we believe we have adequate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. We also have customary indemnification obligations owing to the Buyer, as well as an obligation to indemnify the Buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation.

The consolidated financial statements for 2004 and 2003 have been reclassified to reflect Telcordia as an asset held for sale and discontinued operations. Telcordia’s results of operations had previously been reported as the Non-Regulated Telecommunications segment. The summary of operating results from Telcordia’s discontinued operations is as follows:

	Year ended January 31
	2005	2004	2003
	(In millions)
Revenues	$874	$887	$1,068
Costs and expenses:
Cost of revenues	489	484	604
Selling, general and administrative expenses	235	258	275

Operating income	150	145	189
Other (expense) income, net	(1)	1

Income before income taxes	149	146	189
Provision for income taxes	16	19	37

Income from discontinued operations	$133	$127	$152

Overview of Continuing Operations

We have three reportable segments: Government, Commercial, and Corporate and Other. Business units in our Government segment provide technical services and products primarily for departments and agencies of the U.S. Government through contractual arrangements as either a prime contractor or subcontractor to other contractors. Business units in the Commercial segment provide technical services and products primarily to customers in commercial and international markets. Our Corporate and Other segment includes our broker-dealer subsidiary, Bull, Inc., and our real estate subsidiary, Campus Point Realty Corporation. In addition, in certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segment and reflected in the Corporate and Other segment. For further discussion of our segments, refer to Note 2 of the notes to consolidated financial statements and for further discussion of segment operating income, refer to page 39.

	Year ended January 31
	2005	2004
	(In millions)
Consolidated revenues	$7,187	$5,833
Consolidated segment operating income	$470	$401
Net income	$409	$351
Cash flows from operating activities	$592	$367
Cash used for acquisitions of business units	$212	$193
Cash used for repurchases of common stock	$552	$406

	January 31
	2005	2004
Cash and cash equivalents and short-term investments	$2,350	$2,364
Notes payable and long-term debt	$1,285	$1,282

Our consolidated revenues grew 23% in 2005 with most of the growth from our U.S. Government customers. With the sale of Telcordia, our Government segment now represents 94% of our consolidated revenues. For 2006, we expect our U.S. Government revenues to continue to grow.

Our consolidated segment operating income, as defined on page 39, grew 17% and grew slower than our revenues primarily due to losses recognized on a firm fixed-price (“FFP”) contract with the Greek Government, and lower margins realized on a higher level of material and subcontract revenues.

Our income from continuing operations before income taxes increased 11% and grew slower than segment operating income due to an impairment loss we recorded in 2005 on our investment in a 50% owned joint venture, Data Systems and Solutions, LLC (“DS&S”), and an increase in net interest expense that was caused by the negative spread between interest rates earned on our cash and short-term investments and the interest rate expense on our long-term debt. In addition, in 2004, we recognized a $17 million gain from the sale of certain marketable equity securities we held, and in 2005, we did not have similar gains.

At the end of 2005, cash and cash equivalents and short-term investments totaled $2.4 billion. In addition, we had $633 million available under our revolving credit facilities. Notes payable and long-term debt totaled $1.3 billion, with long-term debt maturities primarily between 2012 and 2033.

Cash flows from operating activities increased in 2005 primarily from an increase in net income and non-cash charges and lower tax payments. Working capital and accounts receivable management remain significant areas of focus as we continue to place emphasis on increasing cash from operations. We expect cash flows from operating activities to decrease slightly in 2006, primarily because of the timing of tax payments.

We used $212 million of cash in 2005 in connection with business acquisitions. We intend to continue to make acquisitions as part of our overall growth strategy and expect that the use of cash in connection with acquisitions will increase in the future.

Repurchases of our common stock increased in 2005 as a result of an increase in the number of shares offered for sale above the number of shares sought to be purchased in our limited market stock trades. This increase includes the sale of approximately 1.1 million shares in the April 2004 trade, approximately 191,000 shares in each of the July 2004 and October 2004 trades, and approximately 52,000 shares in the January 2005 trade by our founder and former chairman whose term on our board of directors expired in July 2004. We have the right, but are not obligated, to purchase shares offered for sale in the limited market on any trade date. As a result of the sale of Telcordia, repurchases of our common stock from 401(k) plans are expected to increase in 2006 as we intend to repurchase approximately 6 million shares held by the Telcordia Technologies 401(k) Savings Plan (“Telcordia 401(k) Plan”). In accordance with the terms of the definitive stock purchase agreement between the Buyer and us, the participants in the Telcordia 401(k) Plan must offer for sale their shares of our common stock held in the Telcordia 401(k) Plan no later than the date of the scheduled April 2006 limited market trade, or any such later trade date as may be agreed by the Buyer and us.

We intend the following discussion and analysis of our financial condition and results of operations to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements. In addition, the following discussion and analysis of financial condition and results of operations focuses on our continuing operations; it, therefore, excludes amounts related to Telcordia and our INTESA joint venture, which are reflected as discontinued operations for all years presented. For further background explanation on Telcordia and INTESA, refer to Note 21 of the notes to consolidated financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, realignment charges, estimated profitability of long-term contracts, pension benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	Revenue recognition—As described under “Revenue Recognition” in Note 1 of the notes to consolidated financial statements, our revenues are primarily recognized using the percentage-of-completion method as discussed in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. Estimating costs at completion on these long-term contracts is complex and involves significant judgments about uncertain matters due to the long-term nature of the contracts and the technical nature of our services. We have procedures and processes in place to monitor the actual progress of a project against estimates. Should the estimates indicate that we will experience a loss on the contract, we will be required to recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized which would require further adjustment in our financial statements. Any adjustment as a result of a change in estimate, whether it is a loss or an adjustment to revenue, is made on a prospective basis when events or estimates warrant an adjustment. Estimates are updated quarterly or more frequently if circumstances warrant it. Although, our primary revenue recognition policy is the percentage-of-completion method, as described in our revenue recognition policy, we do have contracts under which we use alternative methods to record revenue. Selecting the appropriate revenue recognition method involves judgment based on the contract and can be complex depending upon the structure of the contract.

•

Income taxes—As described under “Income Taxes” in Note 1 of the notes to consolidated financial statements, income taxes are provided utilizing the liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In addition, the provisions for federal, state, foreign and local income taxes are calculated on reported financial statement income before income taxes based on current tax law and also include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. We also have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately expected to be paid. A significant portion of our income taxes payable balance is comprised of tax accruals that have been recorded for tax contingencies.

Recording our provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until final resolution of an examination by the Internal Revenue Service (“IRS”) or State agencies. Additionally, recording liabilities for tax contingencies involves significant judgment in evaluating our tax positions and developing our best estimate of the taxes ultimately expected to be paid.

•	Pension plan—As described in Note 11 of the notes to consolidated financial statements, we provide retiree benefits under a defined benefit pension plan for certain employees in the United Kingdom that are accounted for under SFAS No. 87, “Employers’ Accounting for Pensions.” In the past, the Telcordia qualified pension plan was our most significant pension plan with the largest number of participants. We have sold Telcordia and the plan has been assumed by the buyer, therefore, we will no longer have a significant pension plan. However, the accounting for the existing foreign pension plan is still considered a critical accounting policy because of the estimates and management judgments involved. The actuarial calculations involve significant assumptions about a number of factors including the expected cost of the benefits and the expected return on the plan assets, if any. Note 11 of the notes to consolidated financial statements discloses the most important assumptions, which include the discount rate used to value the future obligation, the rate of future compensation increases and the expected return on plan assets. We select these assumptions based on current and long-term views of many factors and make our best effort to select the appropriate assumptions. Changes in these key assumptions can have a significant impact on the amount of our liability to retirees, the amount we are required to fund and the amount of cost recognized in the consolidated financial statements. If the performance of our defined benefit pension plan assets is below our expectations, we may have to contribute funds in excess of our current funding obligations.

At January 31, 2005, the accumulated benefit obligation of our foreign pension plan was still greater than the fair value of the pension assets, which means the pension plan remains underfunded. Therefore, we recorded a minimum pension liability of $19 million and an after-tax non-cash reduction to stockholders’ equity and other comprehensive income of $5 million on our foreign pension plan.

In conjunction with management’s 2005 update of the assumptions used in the actuarial valuations that are performed on the plan’s measurement date, we lowered the discount rate, which is used to value the future pension obligation, to 5.3%, increased the rate of inflation to 2.6%, increased the rate of compensation increases to 3.6% and reduced the rate of return on assets to 7.6%. At January 31, 2005, we had unrecognized actuarial losses on the pension plan of $38 million compared to $31 million at January 31, 2004. As a result of reducing the discount rate, increasing the inflation and compensation rate, reducing the expected rate of return on assets and the increased amortization of unrecognized actuarial losses, absent other changes, pension expense for 2006 would increase by $1 million, which includes $0.4 million of additional amortization of unrecognized actuarial losses over the prior year.

•

Investments in marketable and private equity securities—As described under “Investments In Marketable and Private Equity Securities” in Note 1 of the notes to consolidated financial statements, our marketable debt and equity securities are carried on the balance sheet at fair value, with changes in fair value recorded through equity. When the fair value of a security falls below its cost basis and the decline is deemed to be other-than-temporary, we record the difference between cost and fair value as a realized loss. Similarly, other private equity investments accounted for on the cost method or equity method must be marked down to estimated fair value if an other-than-temporary decline occurs. In determining whether a decline is other-than-temporary, management considers a wide range of factors that may vary depending upon whether the investment is a marketable debt or equity security or a private investment. These factors include the duration and extent to which the fair value of the security or investment has been below its cost, recent financing rounds at a value that is below our carrying value, the operating performance of the entity, its liquidity and our investment intent. The private equity investments involve more judgment than the marketable equity securities because there is no readily available fair market value of a private equity security. Therefore, management, in addition to considering a wide range of other factors, must also use valuation methods to estimate the fair value of a private equity investment. Management judgments about these factors may impact the timing of when an other-than-temporary loss is recognized, and management’s use of valuation methods to estimate fair value may also impact the amount of the impairment loss.

•	Goodwill impairment—As described under “Goodwill and Intangible Assets” in Note 1 of the notes to consolidated financial statements, we account for our goodwill, which represents 46% of our consolidated long-term assets and 8% of consolidated total assets at January 31, 2005, under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Goodwill is tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The goodwill impairment test is a two-step process which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of their goodwill. The revenue and profit forecasts used in step one are based on management’s best estimate of future revenues and operating costs. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the impairment test, which could significantly change the amount of the impairment recorded from step two. In addition, the estimated future cash flows are adjusted to present value by applying a discount rate. Changes in the discount rate impact the impairment by affecting the calculation of the fair value of the reporting unit in step one.

•	Derivative instruments—While our 2005 and 2004 derivative instruments are not material compared to 2003 when we held equity collars, we consider our accounting policy on derivative instruments to be critical because of the nature of derivative instruments and the difficulty of determining their fair value. As described in Note 8 of the notes to consolidated financial statements, we use derivative instruments for risk management purposes. GAAP requires all derivative instruments to be recorded on the balance sheet as either assets or liabilities measured at fair value. In some cases, quoted market prices are not available, so we are required to estimate the fair value of the instruments. Fair value estimates might be provided by the counterparty to the instrument or we may use cash flow or other models to determine a fair value. In all cases, estimates and assumptions as of a specific point in time, often about future financial prices and rates that are truly continuous in nature, are required to arrive at a fair value. The estimated fair value of the derivative instruments does not necessarily reflect the future settlement amount since the fair value is calculated at various points in time using estimates, assumptions and factors relevant to that particular point in time. Because of the factors used to estimate fair value, the ultimate gain or loss on the derivative could differ from the amount recorded in the prior financial statements.

Review of Continuing Operations

Revenues

The following table summarizes changes in consolidated and segment revenues on an absolute basis and segment revenues as a percentage of consolidated revenues for the last three years:

	Year ended January 31
	2005	2004	2003
	($ in millions)
Consolidated revenues	$7,187	$5,833	$4,835
Increase over prior year	23%	21%
Government segment revenues	$6,738	$5,426	$4,382
Increase over prior year	24%	24%
As a percentage of consolidated revenues	94%	93%	91%
Commercial segment revenues	$521	$419	$449
Increase (decrease) over prior year	24%	(7)%
As a percentage of consolidated revenues	7%	7%	9%
Corporate and Other segment revenues	$(72)	$(12)	$4

Consolidated revenues increased in 2005 and 2004 primarily due to growth in revenues from our U.S. Government customers in our Government segment. The growth in our Government segment in 2004 more than offset the decline in revenue from our customers in the Commercial segment.

The growth in our Government segment revenues in 2005 and 2004 was the result of growth in our traditional business areas with departments and agencies of the U.S. Government and reflects increased contract awards from the U.S. Government. Our growth also reflects the increased budgets of our customers in the national security business area. Revenues from U.S. Government customers with greater than 10% of consolidated revenues were as follows:

	Year ended January 31
	2005	2004	2003
U.S. Army	13%	13%	13%
U.S. Navy	13%	12%	12%
U.S. Air Force	11%	11%	12%

Approximately 4% of the 2005 growth in the Government segment revenues was a result of acquisitions made in 2005, while the remaining 20% represented internal growth. We derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, and therefore, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. In general, obtaining U.S. Government contracts remains a highly competitive process. We continue to increase revenues with the U.S. Government in the service type contracts which are competitively priced utilizing lower cost structures. This constant growth reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

The increase in our Commercial segment revenues in 2005 was attributable to higher revenues in our transportation and security systems business area, including revenues from a Canadian security system business acquired late in 2004. In addition, revenues increased because of exchange rate changes between the U.S. dollar and the British pound, which caused a relatively constant level of local United Kingdom revenues to be translated into a higher level of U.S. dollars. Our revenues from our United Kingdom subsidiary represented 31% of the Commercial segment revenues.

The Corporate and Other segment includes the elimination of intersegment revenues of $45 million, $25 million and $21 million in 2005, 2004 and 2003, respectively. The remaining balance for each of the years represents the net effect of certain revenue and expense items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segment and instead are reflected in the Corporate and Other segment.

Revenues from our contracts are generated from the efforts of our technical staff as well as the pass-through of costs for material and subcontract (“M&S”) efforts, which primarily occur on large, multi-year systems integration type contracts. M&S revenues generally have lower fees than our labor-related revenues. At the end of 2005, we had approximately 42,400 full-time and part-time employees compared to 39,300 and 34,700 at the end of 2004 and 2003, respectively. M&S revenues were $2.6 billion in 2005, $1.9 billion in 2004 and $1.4 billion in 2003. M&S revenues as a percentage of consolidated revenues increased to 37% in 2005 from 33% in 2004 and 30% in 2003. M&S revenues as a percentage of consolidated revenues increased in 2005 as certain systems engineering and integration contracts in the Government segment had significant quantities of materials delivered and integrated during 2005.

Contract types—This discussion relates to the types of contracts we enter into and the financial risk associated with each type. The following table summarizes revenues by contract type for the last three years:

	Year ended January 31
	2005	2004	2003
Cost-reimbursement	44%	45%	48%
Time-and-materials and fixed-price level-of-effort	38%	38%	33%
Firm fixed-price	16%	15%	14%
Target cost and fee with risk sharing	2%	2%	5%

Total	100%	100%	100%

Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials (“T&M”) contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Fixed-price level-of-effort contracts are similar to T&M contracts since ultimately revenues are based upon the labor hours provided to the customer. FFP contracts require us to provide stipulated products, systems or services for a fixed price. We assume greater performance risk on FFP contracts and our failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for particular contracts. During 2005, we recorded a loss of $34 million on a FFP contract with the Greek Government as described in “Commitments and Contingencies” on page 45. Target cost and fee with risk sharing contracts provide for the customer to reimburse our costs plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. If actual costs fall below the target cost, we receive a portion of the cost underrun as additional fee or profit. If actual costs exceed the target cost, our target fee and cost reimbursement are reduced by a portion of the overrun. Our commercial information technology outsourcing business frequently contracts on this basis.

Volume—The growth of our business is directly related to the receipt of contract awards and contract performance. We performed on 907 contracts with annual revenues greater than $1 million in 2005 compared to 752 and 676 such contracts in 2004 and 2003, respectively. These larger contracts represented 87% of our revenues in 2005, 86% in 2004 and 84% in 2003. Of these contracts, 104 contracts had individual revenues greater than $10 million in 2005 compared to 88 such contracts in 2004 and 81 in 2003. The remainder of our revenues is derived from a large number of individual contracts with revenues of less than $1 million. Although we have committed substantial resources and personnel needed to pursue and perform larger contracts, we believe we also maintain a suitable environment for the performance of smaller, highly technical research and development contracts. These smaller programs often provide the foundation for our success on larger procurements.

Cost of Revenues

The following table summarizes cost of revenues as a percentage of revenues:

	Year ended January 31
	2005	2004	2003
Consolidated cost of revenues as a percentage of consolidated revenues	88.2%	87.4%	87.1%
Segment cost of revenues as a percentage of its revenues:
Government	87.9%	87.1%	87.3%
Commercial	75.5%	75.3%	76.0%

Cost of revenues as a percentage of revenues for the Government segment increased in 2005 and 2004 primarily due to lower margins realized on the high level of M&S revenues described earlier and FFP contract overruns, primarily related to the FFP contract with the Greek Government as described in “Commitments and Contingencies” on page 45.

Commercial segment cost of revenues as a percentage of its revenues did not change significantly.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of general and administrative, bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses. The following table summarizes SG&A as a percentage of revenues:

	Year ended January 31
	2005	2004	2003
Consolidated SG&A as a percentage of consolidated revenues	5.1%	5.7%	6.3%
Segment SG&A as a percentage of its revenues:
Government	4.2%	4.7%	5.2%
Commercial	16.1%	18.1%	16.3%

The decrease in SG&A as a percentage of consolidated revenues was attributable to decreases in our Government and Commercial segment and an $18 million gain on the sale of land and buildings in our Corporate and Other segment.

SG&A as a percentage of revenues in the Government segment decreased in 2005 and 2004 primarily because we have been able to largely maintain our existing administrative infrastructure to support the revenue growth. Included in SG&A for 2004 are organizational realignment costs, which are further discussed below in “Realignment Charges.” The levels of B&P and IR&D activities and costs have not significantly fluctuated and have remained relatively consistent with the revenue growth.

SG&A as a percentage of revenues in the Commercial segment was higher in 2004 primarily due to increased marketing efforts in that year.

Realignment Charges

Included in cost of revenues and SG&A in 2004 are costs related to realignment activities. In January 2004, we undertook an organizational realignment to better align our operations with our major customers and key markets, and to create larger operating units. As a result, in 2004, we had involuntary workforce reductions of 260 employees and recorded total realignment charges of $8 million in SG&A, primarily in the Government segment. The one-time termination benefits consisted of severance benefits, extension of medical benefits and outplacement services of $7 million and accelerated vesting stock compensation of $1 million. At January 31, 2004, we had $7 million in accrued liabilities related to the realignment activities. These liabilities were paid out during 2005. Therefore, as of January 31, 2005, we no longer have a liability related to realignment activities.

Segment Operating Income (“SOI”)

SOI, which is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is considered a non-GAAP financial measure. We use SOI as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less non-recurring gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, plus minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a more comprehensive view of our ongoing business operations and, therefore, is more useful in understanding our operating results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation. In accordance with SFAS No. 131, for 2005, 2004 and 2003, the reconciliation of consolidated SOI of $470 million, $401 million and $319 million, respectively, to consolidated operating income of $488 million, $395 million and $311 million, respectively, is shown in Note 2 of the notes to consolidated financial statements. The following table summarizes changes in SOI:

	Year ended January 31
	2005	2004	2003
	($ in millions)
Consolidated SOI	$470	$401	$319
Increase over prior year	17%	26%
As a percentage of consolidated revenues	6.5%	6.9%	6.6%
Government SOI	$538	$457	$329
Increase over prior year	18%	39%
As a percentage of its revenues	8.0%	8.4%	7.5%
Commercial SOI	$42	$30	$36
Increase (decrease) over prior year	40%	(17)%
As a percentage of its revenues	8.1%	7.2%	8.0%
Corporate and Other segment operating loss	$(110)	$(86)	$(46)

The 2005 increase in Government SOI, on an absolute basis, reflects the increase in revenues and lower SG&A expenses. However, the decrease as a percentage of consolidated revenues reflects lower margins earned on the high level of M&S revenues and a $34 million FFP contract overrun on a contract with the Greek Government as described in “Commitments and Contingencies” on page 45. The 2004 increase in Government SOI, on an absolute basis and as a percentage of its revenues, reflects higher revenues, increased overall negotiated contract margins, lower FFP contract losses and lower SG&A expenses.

The 2005 increase in our Commercial SOI, on an absolute basis and as percentage of revenues, was primarily attributable to growth in revenues and lower SG&A expenses. The decrease in 2004, on an absolute basis and as a percentage of revenues, was primarily attributable to a decline in revenues without a proportional decrease in SG&A expenses.

The increase in our Corporate and Other segment operating loss is primarily related to a higher internal interest charge primarily related to our Government segment, which earned a corresponding higher interest credit due to improved management of their capital resources, higher unallocated accrued incentive compensation costs as a result of improved SOI in our Government segment and an increase in certain revenue and expense items recorded at Corporate and Other and excluded from the business units’ operating performance. Partially offsetting the 2005 increase in Corporate and Other segment operating loss is an $18 million gain on the sale of land and buildings at two different locations. The increase in 2004 was also primarily due to a higher internal interest charge primarily related to our Government segment, which earned a corresponding higher interest credit due to improved management of their capital resources, higher unallocated accrued incentive compensation costs as a result of improved SOI in our Government segment.

Other Income Statement Items

Goodwill Impairment

Goodwill is evaluated for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which includes the goodwill, below its carrying value. During 2005, we did not record any impairment on goodwill. During 2004, as a result of the loss of certain significant contracts and proposals related to a reporting unit, we determined that goodwill assigned to that reporting unit had become impaired. Accordingly, we recorded goodwill impairment charges of $7 million in 2004 compared to $13 million in 2003. The impairment charges represent the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value based on a discounted cash flow model using revenue and profit forecasts. Impairment losses on intangible assets were not material in 2005 and we did not record any impairment charges on intangible assets in 2004 and 2003 because there were no circumstances or events that occurred which would have indicated a possible impairment.

Interest Income and Interest Expense

During 2005, average interest rates increased slightly while our average cash balances remained relatively consistent with 2004 and 2003. In 2004, interest income increased primarily as a result of interest received from a favorable audit settlement with the IRS for a refund of research tax credits.

Interest expense increased in 2005 primarily as a result of interest on $300 million of new long-term debt that was issued in June 2003 and outstanding for a full year in 2005. Interest expense increased in 2004 as a result of recognizing a full year of interest on the $800 million debt that was issued in June 2002 and interest on the $300 million debt issuance in June 2003. Interest expense also reflects interest on our other outstanding public debt securities that were issued in 1998, a building mortgage, deferred compensation arrangements and other notes payable.

Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses

Gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities, or as cost method investments are recorded as “Net (loss) gain on marketable securities and other investments, including impairment losses” and are part of non-operating income or expense. Impairment losses on marketable equity securities and private equity investments resulting from declines in fair values that are deemed to be other-than-temporary are also recorded in this financial statement line item. Due to the non-routine nature of the transactions that are recorded in this financial statement line item, significant fluctuations from year to year are not unusual. In 2004, we recognized a net gain from these transactions compared to net losses in 2005 and 2003.

We recorded impairment losses totaling $20 million in 2005 compared to $19 million in 2004 and $108 million in 2003. Substantially all of the impairment losses in 2005 and 2004 and $87 million in 2003 were related to our private equity securities. In 2003, impairment losses also included impairments on our publicly traded equity securities of $21 million. Taking into account these impairments in 2005, as of January 31, 2005, we hold private equity securities with a carrying value of $47 million.

During 2004, we recognized a net gain before income taxes of $24 million from the sale of certain investments, primarily from the sale of our investment in publicly-traded equity securities of Tellium, Inc., which resulted in a gain before income taxes of $17 million. In 2003, we recognized a net gain before income taxes of $22 million from the sale of certain investments. The largest component of the net gain in 2003 was the liquidation of all our remaining shares of VeriSign, Inc. (“VeriSign”) and Amdocs Limited (“Amdocs”) and related equity collars that resulted in a gain before income taxes of $14 million.

As more fully described in Note 8 of the notes to consolidated financial statements, we are currently exposed to interest rate risks, foreign currency risks and equity price risks which are inherent in the financial instruments arising from transactions entered into in the normal course of business. We will from time to time use derivative instruments to manage this risk. As a result of the liquidation in 2003 of all of our remaining VeriSign and Amdocs shares and the equity collars that hedged those shares, the remaining derivative instruments we currently hold have not had a material impact on our consolidated financial position or results of operations. Net losses from derivative instruments in 2005 and 2004 were not material. As described in Note 19 of the notes to consolidated financial statements, a net loss before income taxes of $48 million in 2003 was related to the equity collars previously held.

Other (Expense) Income

In 2005, other expense includes an impairment loss of $9 million on our investment in DS&S. The impairment loss was primarily due to a significant business downturn at DS&S caused by a loss of business and an ongoing government investigation. In addition, we also recognized equity losses in DS&S of $5 million in 2005 and also maintain financial commitments related to DS&S as described in “Commitments and Contingencies” on page 45. Our total equity losses of all our equity investments were $6 million in 2005 compared to equity income of $5 million and $2 million in 2004 and 2003, respectively. For 2005, 2004 and 2003, there were no other significant items to note in “Other (Expense) Income.”

Provision For Income Taxes

The provision for income taxes as a percentage of income before income taxes was 32.5% in 2005, 38.4% in 2004 and 36.4% in 2003. The tax rate in 2005 was lower than in 2004 primarily as a result of the favorable closure of state tax audit matters. The tax rate in 2004 reflects higher state taxes and lower charitable contributions of appreciated property than in 2003, offset by a favorable federal audit settlement for 1997 to 2000 and a favorable federal audit settlement for 1988 to 1993 involving a claim for refund of research tax credits. The tax rate in 2003 was the result of charitable contributions of appreciated property and the favorable resolution of certain tax positions with state and federal tax authorities, as well as a lower effective state tax rate.

As a result of the sale of Telcordia and presentation of Telcordia as discontinued operations, the provision for income taxes as a percentage of income before income taxes for continuing operations was higher than it would have been with Telcordia included in continuing operations. Telcordia had contributed to most of the incremental research spending that provided qualification for federal research credits and it had significant charitable contributions of appreciated property, both of which had the impact of reducing our overall tax rate.

On October 4, 2004, the “Working Families Tax Relief Act of 2004” was signed into law. As a result, the research and experimentation tax credit was retroactively reinstated to June 30, 2004 and extended through December 31, 2005. On October 22, 2004, the “American Jobs Creation Act of 2004” was signed into law. As a result, limitations on charitable contributions were enacted effective after June 3, 2004, which make it unlikely for us to obtain future benefits for such contributions. Therefore, the tax rate for 2006 and subsequent years will be higher than it would have been if future contributions were made and the law had not changed. Other elements of the new legislation are not expected to have a material impact on our future effective tax rate.

We are subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions we have taken. We have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately expected to be paid. A significant portion of our income taxes payable balance is comprised of tax accruals that have been recorded for tax contingencies. We are currently undergoing several routine examinations. While we believe we have adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that we owe taxes in excess of our accruals.

Liquidity and Capital Resources

Cash and Cash Flows

Cash and cash equivalents and short-term investments in marketable securities totaled $2.4 billion at January 31, 2005 and 2004. Our primary sources of liquidity during 2005 were funds provided by operations and existing cash and cash equivalents. We also have two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million that was amended and restated on July 28, 2004, which allows borrowings until July 2007, and (ii) a five-year revolving credit facility of up to $250 million that was entered into as of July 28, 2004, which allows borrowings until July 2009. The $250 million five-year revolving credit facility, which replaced a 364-day $250 million revolving credit facility that expired in July 2004, is on terms substantially similar to the $500 million five-year revolving credit facility.

Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During 2005 and 2004, we did not borrow under either of our credit facilities, however, the amount available for borrowings on our $500 million five-year revolving credit facility was reduced due to a FFP contract with the Greek Government with bonding requirements, approximately $117 million of which have been met through the issuance of standby letters of credit under our $500 million five-year revolving credit facility. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. We do not expect to issue any additional standby letters of credit for this contract under the $500 million five-year revolving credit facility. For additional information on this contract, refer to Note 22 of the notes to condensed consolidated financial statements or “Commitments and Contingencies” on page 45. As of January 31, 2005, the entire amount under our new $250 million five-year revolving credit facility was available and $383 million of the $500 million five-year revolving credit facility was available. Our credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require us to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0. These covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of January 31, 2005, we were in compliance with all the financial covenants under the credit facilities.

In 2004, we modified our prior plan for financing the $91 million purchase of land and buildings in McLean, Virginia, which we leased under two operating leases. Rather than use the five-year variable rate mortgage financing previously planned, we issued fixed rate debt by completing a private offering of $300 million of senior unsecured notes (“5.5% notes”) and used $91 million of the proceeds to acquire the land and buildings. The 5.5% notes are due on July 1, 2033 and pay interest on a semi-annual basis beginning January 1, 2004. In anticipation of this debt issuance, we entered into interest rate lock agreements to lock in the effective borrowing rate on portions of the anticipated debt financing. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, we were required to pay $5 million to settle the treasury lock contracts upon the debt issuance. This loss of $5 million before income taxes is being amortized to interest expense over the term of the related debt.

In 2004, we entered into swap agreements to manage our overall interest rate risk and cash flow related to our outstanding debt. In conjunction with our modified financing plan discussed above, on May 29, 2003, we also entered into additional interest rate swap agreements (“2003 swap agreements”) to offset the effects of the swap agreements entered into in January 2002 (“2002 swap agreements”), as described in Note 8 of the notes to consolidated financial statements. As of May 29, 2003, the 2002 swap agreements were no longer designated in a cash flow hedging relationship and, therefore, all future changes in fair value are being recorded directly into income through August 2008. The cumulative loss of $14 million before income taxes on the 2002 swap agreements through May 29, 2003 is being amortized as additional interest expense over the contemplated five-year mortgage term that would have ended in August 2008.

Cash flows generated from operating activities were $592 million in 2005 compared to $367 million in 2004 and $371 million in 2003. Net cash provided by operating activities in 2005 consisted primarily of net income of $409 million reduced for income from discontinued operations of $137 million, increased for non-cash charges to income of $224 million, and $47 million from working capital. The increase in 2005 was primarily generated by an increase in net income and non-cash charges and lower tax payments. We continue to place emphasis and management focus on contract billing and collection processes.

We used cash of $349 million for investing activities in 2005 compared to $461 million used in 2004. In 2005, we used less cash for investing activities because we did not purchase any land or buildings as we did in 2004, and our purchases of debt and equity securities, net of proceeds from sales of investments, decreased. In 2004, we used cash to purchase land and buildings in McLean, Virginia that had previously been leased. In 2005 and 2004, we continued to acquire businesses, which is part of our overall growth strategy. In 2003, we generated net cash of $213 million from investing activities. This net cash was generated primarily from the liquidation of all our remaining shares in VeriSign and Amdocs and the related equity collars, which resulted in $631 million of proceeds.

Our net cash used for financing activities was $478 million, $26 million and $104 million in 2005, 2004 and 2003, respectively. We used more cash in 2005 than in 2004 for financing activities because we did not generate cash proceeds from any debt offerings. In 2004 and 2003, our primary sources of cash from financing activities were the net proceeds from the debt offerings in June 2003 and June 2002, respectively. Our primary use of cash for financing activities continues to be for the repurchase of our common stock, as described below:

	Year ended January 31
	2005	2004	2003
	(In millions)
Repurchases of common stock:
Limited market stock trades	$358	$220	$482
401(k) and retirement plans	75	74	188
Upon employee terminations	68	56	143
Other stock transactions	51	56	98

Total	$552	$406	$911

In 2005, repurchases in the limited market stock trades increased and was primarily attributable to an increase in the number of shares offered for sale above the number of shares sought to be purchased in our stock trades. This increase includes the sale of approximately 1.1 million shares in the April 2004 trade, approximately 191,000 shares in each of the July 2004 and October 2004 trades, and approximately 52,000 shares in the January 2005 trade by our founder and former chairman whose term on our board of directors expired in July 2004. In 2004, stock repurchases declined in all areas, most notably in the stock trades. Although we have no obligation to make such repurchases in the stock trades, we have repurchased the excess of the shares offered for sale above the number of shares sought to be purchased by authorized buyers in the 2005, 2004 and 2003 stock trades. The number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions. As a result of the sale of Telcordia, our common stock will no longer be an investment choice in the Telcordia 401(k) Plan. We intend to repurchase approximately 6 million shares of common stock held by the Plan, which had a fair value of $243 million at January 31, 2005. These shares would be repurchased by us at the stock price in effect at the time of repurchase. In accordance with the terms of the definitive stock purchase agreement between the Buyer and us, the participants in the Telcordia 401(k) Plan must offer for sale their shares of our common stock held in the Telcordia 401(k) Plan no later than the date of the scheduled April 2006 limited market trade, or any such later trade date as may be agreed by the Buyer and us. Repurchases of our shares reduce the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheet. If we continue to experience net share repurchases in stock trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings will be reduced and could result in an accumulated deficit within our stockholders’ equity.

There is no public market for our Class A common stock. As more fully described in the “Limited Market” discussion on page 22 of this Form 10-K, a limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc. that permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.” Generally, there are four trade dates each year; however, a scheduled trade date could be postponed or cancelled. All sales in the limited market are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 24 of this Form 10-K. If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell all such stock in that trade. Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date. There is no assurance that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

Cash Flow Expectations for 2006

Managing our cash flow continues to be a key area of focus. We expect our cash flows from operating activities to decrease slightly in 2006, primarily because of the timing of tax payments, and we plan to continue our investing activities. The proceeds from the sale of Telcordia will be a significant source of cash from investing activities in 2006. We expect to make $77 million of capital expenditures, including $6 million for real estate transactions. We are also planning to increase our level of business acquisitions. We expect to spend cash resources for repurchases of shares in 2006 as we did in 2005. While we cannot predict how much we will spend for such repurchases, it is possible that in 2006 we will spend as much or more than we spent for repurchases in 2005. We expect repurchases of our common stock from 401(k) plans to increase in 2006 as a result of the sale of Telcordia, as previously discussed above. Based on our existing cash, cash equivalents, short-term investments in marketable securities, borrowing capacity and planned cash flows from operations, we expect to have sufficient funds in 2006 for our operations, capital expenditures, stock repurchases, business acquisitions and equity investments, and to meet our contractual obligations noted in the table above, including interest payments on our outstanding debt. We also believe the risk is low that we would not be able to meet our contractual obligations during 2006.

Off-Balance Sheet Arrangements

We are party to certain off-balance sheet arrangements including certain guarantees, indemnifications and lease obligations. We have outstanding performance guarantees and cross-indemnity agreements in conjunction with our joint venture investments. See Note 16 of the notes to consolidated financial statements for detailed information about our lease commitments and “Commitments and Contingencies” on page 45 for detailed information about our guarantees associated with our joint ventures.

In connection with the sale of Telcordia, as described in Note 21 of the notes to consolidated financial statements and “Commitments and Contingencies” on page 45, we retain the outcome of litigation associated with Telkom South Africa and certain patent rights as well as income tax obligations on and through the date of close, which was March 15, 2005. We also have customary indemnification obligations, expect to incur approximately $25 million of costs related to transition services and certain employee stock related transactions, and intend to repurchase our common stock from the Telcordia 401(k) Plan as previously discussed.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of January 31, 2005, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Payments Due by Fiscal Year
		2006	2007-2008	2009-2010	2011 and After
	(In millions)
Contractual obligations:
Long-term debt(1)	$2,536	$143	$172	$242	$1,979
Operating lease obligations(2)	361	107	128	65	61
Capital lease obligations	6	3	3
Purchase obligations(3)	3	2	1
Other long-term liabilities(4)	99	15	48	25	11

Total contractual obligations	$3,005	$270	$352	$332	$2,051

(1)	Includes interest payments on our outstanding debt of $77 million in 2006, $151 million in 2007-2008, $141 million in 2009-2010 and $875 million in 2011 and after.

(2)	Includes $98 million related to an operating lease on a contract with the Greek Government, whereby we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us, as described in Note 16 of the notes to consolidated financial statements.

(3)	Includes obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for products or services to be delivered under government contracts under which we have full recourse under normal contract termination clauses.

(4)	Includes estimated payments to settle the 2002 and 2003 swap agreements, contractually required payments to the foreign defined benefit pension plan and deferred compensation arrangements. Because payments under the deferred compensation arrangements are based upon the participant’s termination, we are unable to determine when such amounts will become due. Therefore, for purpose of this table we assumed equal payments over the next six years.

Commitments and Contingencies

Telkom South Africa

As described in Note 22 of the notes to consolidated financial statements, our former Telcordia subsidiary initiated arbitration proceedings against Telkom South Africa in March 2001 as a result of a contract dispute. At January 31, 2005, we continue to pursue our dispute through the courts. As described in Note 21 of the notes to consolidated financial statements, per the terms of the sale of Telcordia that was completed on March 15, 2005, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and if this dispute is settled or decided adversely against us, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2005 and 2004.

FFP Contract with the Greek Government

We have a firm fixed-price contract with the Greek Government, as represented by the Ministry of Defense, to provide the security infrastructure that was used to support the 2004 Athens Summer Olympic Games. Shortly before the start of the Olympic Games, on July 7, 2004, we entered into an agreement (“the Memorandum of Understanding”) with the Greek Government, as represented by the Coordination Committee for Olympic Preparation, pursuant to which the parties (i) recognized that the delivery and acceptance of the system had not been completed by the scheduled date, (ii) agreed on the delivery to the customer of the system in its then current state for use at the Olympic games, (iii) agreed on a process for completing testing and acceptance of the system after the Olympic Games with final acceptance to occur no later than October 1, 2004, (iv) required the Greek Government to proceed with the necessary actions for the completion of a contract modification as soon as possible, and (v) agreed that we would receive a milestone payment immediately upon the execution of the contract modification. To date, the contract modification contemplated by the Memorandum of Understanding has not been executed, and the customer has not formally accepted the system under the terms of the contract.

As of January 31, 2005, we have net billed and unbilled receivables totaling $24 million. The unbilled receivables cannot be billed until customer acceptance or a contract modification is executed. We have been actively pursuing an amendment to the contract and the completion of testing and acceptance of the system. The parties have had numerous disagreements concerning the scope, duration and results of the testing, acceptance process required and other contractual issues.

We have subcontracted a significant amount of the customer requirements under the contract, and payments to the subcontractors are generally required only if we receive payment from the customer, unless the nonpayment results from our failure to perform in accordance with the customer contract. In addition, the contract required us to lease certain equipment under an operating lease from a subcontractor for ten years as further described in Note 16 of the notes to consolidated financial statements. This subcontractor recently advised us by letter that it intends to suspend its services related to the leased equipment unless it receives an $8.7 million payment. It requested that we forward its letter to our customer, which we did. To date, the customer has not responded.

In connection with this contract, we entered into payment and performance bonding requirements on the contract totaling $251 million. The bonding requirements have been met through the issuance of standby letters of credit of which $117 million was issued under our credit facility as previously discussed, and $134 million was issued by certain other banks. Under the terms of these bonding arrangements, the customer could call these standby letters of credit at any time.

We have been in discussions with the customer to attempt to resolve the contractual issues through an appropriate contract amendment. The Greek Government recently advised us that it will not be able to execute a contract amendment until an issue concerning the legality of the contract is resolved. We have recorded the financial position of the contract based on our best estimate of the loss to be realized under the contract. However, the situation is extremely complex and dynamic, involving multiple government agencies, customer elements and government representatives having different roles and at times, expressing inconsistent positions. During 2005, we recorded a $34 million loss on this contract, reflecting changes in management’s estimate of the loss on this contract as a result of continued delays in the testing and acceptance process and other recent developments. This loss also includes the effect of subcontractor liabilities that management estimates will not be paid under the subcontract terms. In 2004, the contract loss was not material.

DS&S Joint Venture

We have guaranteed approximately $13 million of DS&S bank debt obligations, representing approximately 50% of a $25 million credit facility. DS&S has utilized the entire credit facility with a term loan and outstanding letters of credit related to bonding requirements for performance on contracts, and is currently in default of certain bank debt covenants. At January 31, 2005, we provided a loan of $1 million to DS&S. We and the other joint venture partner have each guaranteed the payment of 50% of certain legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation. As of January 31, 2005, the fair value of the guarantee for legal and accounting fees is not material to us and we have not had to perform on any of the guarantees.

INTESA Joint Venture

In January 1997, we formed and held 60% of the common stock of the INTESA joint venture, which was to provide information technology services in Latin America. In 2003, due to the political and economic environment in Venezuela, a general work stoppage in Venezuela affected the petroleum sector, including INTESA and PDVSA the other joint venture partner. Due to the suspension of operations, general work force strike and our relationship with PDVSA, the operations of INTESA did not resume and was classified as discontinued operations in 2003 as described in Note 21 of the notes to consolidated financial statements. At that time, we strongly recommended that INTESA file for bankruptcy as required under Venezuelan law, but PDVSA refused to support such a filing. INTESA is still involved in various legal proceedings, including a criminal investigation of INTESA, initiated in 2003 by the Attorney General of Venezuela, alleging unspecified sabotage by INTESA employees. In 2004, the SENIAT, the Venezuelan tax authority, filed a claim against INTESA for approximately $30 million for alleged non-payment of VAT taxes in 1998. In addition, our subsidiary SAIC Bermuda, in its capacity as a shareholder of INTESA, has been added at the request of PDVSA as a defendant to a number of suits by INTESA employees claiming unpaid severance and pension benefits. Our Venezuelan counsel advises that we do not have any legal obligation for these claims, but given the unsettled political environment in Venezuela, their outcome is uncertain.

In 2004, the Venezuelan Supreme Court granted PDVSA’s request for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligated INTESA to transfer to PDVSA all the information technology and equipment that related to PDVSA. PDVSA took certain actions, including denying INTESA access to certain of its facilities and assets, which we believed constituted expropriation without compensation. On September 4, 2003, we filed a claim of approximately $10 million with the Overseas Protection Insurance Company (“OPIC”), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities, on the basis that PDVSA and the Venezuelan government’s conduct constituted the expropriation of our investment in INTESA without compensation. On February 24, 2004, OPIC made a finding that expropriation had occurred and on May 11, 2004, OPIC paid us approximately $6 million in settlement of our claim. On July 12, 2004, OPIC issued its memorandum of decision and determined that PDVSA and the Venezuelan government totally expropriated our interest in INTESA. OPIC also determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA in a separate proceeding.

Under the 1997 outsourcing services agreement between INTESA and PDVSA, we guaranteed INTESA’s obligations. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50 million. Therefore, our maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee. We do not have any assets or liabilities recorded related to this discontinued operation as of January 31, 2005 and 2004.

Other Joint Ventures

In one of our investments in affiliates accounted for under the equity method, we are an investor in Danet Partnership GBR (“GBR”), a German partnership. GBR has an internal equity market similar to our limited market. We are required to provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control and all GBR investors in the event of a change of control to put their GBR shares to us in exchange for the current fair value of those shares. We may pay the put price in shares of our common stock or cash. We do not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. The maximum potential obligation, if we assume all the current GBR employees are withdrawing from GBR, would be $13 million as of January 31, 2005. If we were to incur the maximum obligation and buy all the shares outstanding from the other investors, we would then own 100% of GBR.

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, as of January 31, 2005, we are not able to project the maximum potential amount of future payments it could be required to make under the guarantee but, based on current conditions, the likelihood of having to make any payment is remote. There currently is no liability recorded relating to this guarantee.

On September 15, 2004, we entered into an agreement to form a joint venture with EG&G Technical Services, Inc. (“EG&G”) and Parsons Infrastructure & Technology Group, Inc. (“Parsons”) to form Research and Development Solutions, LLC (“RDS”), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons each have an equal joint venture interest of 33 1/3%. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $218 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of January 31, 2005, the fair value of the guarantee is not material to us.

Gracian v. SAIC Class Action Lawsuit

On March 4, 2005, we were served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that we improperly required exempt salaried and professional employees in the State of California to utilize their paid leave balances for partial day absences. The plaintiffs contend that our policy violates California law and seeks, among other things, the unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, punitive damages and attorney fees. We are analyzing the lawsuit and the underlying issues. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We also have and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. During 2005, our former Telcordia subsidiary settled a patent infringement case and recognized a gain, net of legal costs and before income taxes, of $14 million. This gain was recorded as a reduction in selling, general and administrative expenses and is reflected in discontinued operations. As described in Note 21 of the notes to consolidated financial statements, per the terms of the sale of Telcordia that was completed on March 15, 2005, we will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Accounting Change

Effective February 1, 2002, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization approach to an impairment-only approach. Upon adoption, we did not have a transitional goodwill impairment charge and, therefore, we did not have a cumulative effect of an accounting change.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and

supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) focuses primarily on accounting for transactions in which share-based awards are granted to employees in exchange for services and requires recognition of compensation expense over the vesting period in an amount equal to the fair value of share-based payments, including stock options, granted to employees. SFAS No.123(R) retained the guidance from SFAS No. 123 for share-based payment transactions to non-employees. We meet the definition of a non-public entity per SFAS No. 123(R) and have used the minimum value method in our pro forma disclosures. Therefore, we are required to adopt the provisions of the standard prospectively for any newly issued, modified or settled award after the date of initial adoption, which is February 1, 2006. Upon adoption, restatement of earlier periods is not permitted. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as defined in the statement. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which is February 1, 2006. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations.

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“the Act”). The FSP provides guidance on the application of SFAS No. 109 to the provisions of the tax deduction on qualified production activities contained within the Act. FSP 109-1 states that the manufacturers’ deduction should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. We are currently evaluating the effect that adoption of this statement will have on our taxes in 2006 as the tax deduction is not effective for us until 2006.

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

Strategic investments may have characteristics that differ from those described above. Our derivative policy authorizes the limited use of derivative instruments to hedge interest rate risks.

At January 31, 2005, our holdings of cash equivalents and managed portfolio investments were approximately $12 million higher than January 31, 2004. Interest rates rose approximately 125 basis points during 2005 in line with Federal Reserve interest rate increases. If rates continue to rise, the fair values of existing marketable securities bearing fixed interest rates would decrease, while the cash flow from interest earned on existing variable rate instruments would increase.

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

	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value January 31, 2005
	(In millions)
Assets:
Cash equivalents	$968						$968	$968
Average interest rate(1)	2.37%
Investment in marketable securities:
Fixed rate	$399	$217	$113	$52			$781	$781
Average interest rate	2.48%	3.04%	3.56%	3.34%
Variable rate	$438	$102	$45	$1			$586	$586
Average interest rate	2.71%	2.66%	2.74%	2.34%
Liabilities:
Short-term and long-term debt:
Variable interest rate(2)	$66	$20			$1	$4	$91	$91
Average interest rate	2.90%	3.24%			3.24%	3.24%
Fixed rate				$101		$1,100	$1,201	$1,308
Average interest rate				6.75%		6.24%

(1)	Includes $24 million denominated in British pounds

(2)	The 2006 amount includes $38 million denominated in Euros and $18 million denominated in Canadian dollars

Foreign Currency Risk—Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. As of January 31, 2005, we had six open forward foreign exchange contracts, none of which are significant in size. The currencies hedged as of January 31, 2005 are the British pound and U.S. dollar. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis. The fair values for foreign exchange forward contracts are estimated using spot rates in effect on January 31, 2005. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 2005 are the hypothetical gains and losses associated with foreign currency risk. As of January 31, 2005, holding all other variables constant, a 10% weakening of the U.S. dollar against each hedged currency would decrease the fair values of the forward foreign exchange contracts by an immaterial amount.

Equity Price Risk—We are exposed to equity price risks on our strategic investments in publicly-traded equity securities, which are primarily in the high technology market. At January 31, 2005, the quoted fair value of our publicly-traded equity securities was $1 million and the associated risk of loss was not significant.

Item 8. Financial Statements and Supplementary Data

See our Consolidated Financial Statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was conducted under the supervision and with the participation of our management, including Kenneth C. Dahlberg (Chief Executive Officer) and Thomas E. Darcy (Chief Financial Officer). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on an accurate and timely basis. Based upon that evaluation, Kenneth C. Dahlberg and Thomas E. Darcy concluded that our disclosure controls and procedures were effective.

As previously reported, we restated our financial results for fiscal years 2003 and 2004 and for the first quarter of fiscal year 2005. This restatement addressed accounting errors that overstated the 2003 provision for income taxes by $13 million, overstated income taxes payable by $15 million and overstated goodwill by $2 million. We identified these errors during a review and reconciliation of our worldwide income tax liabilities. During this review, we consulted with our independent auditors and the Audit Committee of our Board of Directors. Our review identified the following issues, which collectively constituted a material weakness in our internal control over financial reporting:

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

In our Form 10-Q for the quarterly period ended October 31, 2004, we reported that during the three months ended October 31, 2004 and during the financial close process for that quarter, we took the following actions that we believe addressed the material weakness described above and will strengthen our internal control over financial reporting:

•	Completed the redesign and documentation of the quarterly income tax account preparation, review and reconciliation process. Each preparation and review step, including those related to the income tax accounting analyses and closing entries, is documented and signed off by the appropriate level of management. These redesigned processes were followed during the third quarter financial close, except as indicated below.

•	Completed the restructuring of roles and responsibilities of individuals involved in the income tax accounting process to clarify responsibility and accountability. Roles and responsibilities were defined for the tax department and the financial accounting and reporting staff involved in the income tax accounting process. These roles and responsibilities have been communicated to the affected employees and were in effect for the third quarter financial close.

•	Established additional income tax accounts in our accounting records, which are being utilized beginning in the fourth quarter to aid in the control and reconciliation process.

•	Completed a review by our internal audit department for compliance with our redesigned income tax accounting processes used during the third quarter financial close. Our internal audit department will perform additional reviews of our income tax accounting processes for the fourth quarter of fiscal year 2005 and future fiscal years.

•	Completed the development of documentation and retention standards for all income tax accounting records, and implemented these standards during the third quarter financial close.

•	Initiated a recruiting process for hiring a deputy director of tax and an additional tax reporting manager.

•	Initiated multiple professional development and training activities for our tax department staff.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the changes to internal controls described below. During the three months ended January 31, 2005 and during the financial close process for the fiscal year, we took the following additional actions that we believe addressed the material weakness described in (a) above and will strengthen our internal control over financial reporting:

•	Followed the redesigned income tax account preparation, review and reconciliation processes for those additional processes that are applicable to the fiscal year end financial close.

•	Utilized additional income tax accounts in our accounting records, which aided in the review and reconciliation process.

•	Completed multiple professional development and training activities for our tax department staff.

•	Hired a deputy director of tax.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

For certain information required by Item 10 with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Form 10-K. For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, see the information set forth under the captions “Election of Directors,” “Audit Committee,” “Certain Relationships and Other Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2005 Proxy Statement, which information is incorporated by reference into this Form 10-K.

We have adopted a code of business ethics that applies to our principal executive officer and our senior financial officers. A copy of our Code of Ethics for Principal Executive Officer and Senior Financial Officers was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and is also available on our web site at www.saic.com. We intend to post on our web site any material changes to or waivers from our code of business ethics, if any.

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the caption “Executive and Directors’ Compensation” in the 2005 Proxy Statement, which information (except for the information under the sub-captions “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation”) is incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Beneficial Ownership of the Company’s Securities” in the 2005 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Information with respect to our equity compensation plans is set forth below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	36,824,540	(2)	$31.44	36,233,366	(3)(4)

Equity compensation plans not approved by security holders (5)	0		n/a	0	(5)

Total	36,824,540		$31.44	36,233,366

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 1999 Stock Incentive Plan, the Restated Bonus Compensation Plan and the 2004 Employee Stock Purchase Plan.

(2)	Represents shares reserved for issuance upon the exercise of outstanding options awarded under the 1999 Stock Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2004 Employee Stock Purchase Plan.

(3)	Represents 9,628,035 shares under the 2004 Employee Stock Purchase Plan and 26,605,331 shares under the 1999 Stock Incentive Plan. The maximum number of shares that may be awarded under the 1999 Stock Incentive Plan is limited to the sum of (i) 24 million shares, (ii) the number of shares available for awards under the 1998 Stock Option Plan as of September 30, 1999 and (iii) the number of shares which become available under the 1998 Stock Option Plan after September 30, 1999 as a result of forfeitures, expirations, cancellations or sales of shares acquired through the exercise of options to us to satisfy tax withholding obligations. In addition, the 1999 Stock Incentive Plan provides for an automatic share reserve increase on the first day of each calendar year after 1999 by an amount equal to 5% of outstanding shares of stock on such day. However, shares reserved for future awards under the 1999 Stock Incentive Plan is limited to 15% of total outstanding Class A shares. The 26,605,331 shares under the 1999 Stock Incentive Plan represent 15% of total outstanding shares as of January 31, 2005.

(4)	The Restated Bonus Compensation Plan provides for bonus awards that may be paid in cash, restricted stock or vested stock. The Restated Bonus Compensation Plan does not provide for a maximum number of shares available for future issuance however, the bonus pool for each fiscal year cannot exceed 7.5% of our revenue for the fiscal year.

(5)	The following equity compensation plans not approved by security holders are included in this plan category: the Stock Compensation Plan and the Management Stock Compensation Plan. These plans do not provide for a maximum number of shares available for future issuance.

Some of the principal features of the Stock Compensation Plan and the Management Stock Compensation Plan (collectively, the “Stock Compensation Plans”) are summarized below, but the summary is qualified in its entirety by the full text of the Stock Compensation Plans. Stockholder approval of the Stock Compensation Plans was not required.

Summary of the Stock Compensation Plans

The Stock Compensation Plans have been adopted to provide a long-term incentive to key employees by making deferred awards of shares of our Class A common stock. All officers and employees are eligible to receive awards under the Stock Compensation Plan. However only a select group of management and highly compensated senior employees are eligible to receive awards under the Management Stock Compensation Plan. We intend to limit participants of the Management Stock Compensation Plan to individuals that would permit the Plan to be treated as a “top hat” plan under applicable Internal Revenue Service and Department of Labor Regulations.

The awarding authority (appointed by our board of directors) designates those key employees who will receive an award and the number of share units to be awarded. The number of share units awarded represents an interest in a trust maintained by Wachovia Bank, N.A. as trustee under a trust agreement between the trustee and us. The trust is a special type of trust known as a “rabbi trust.” In order to avoid current taxation of awards under the Stock Compensation Plans, the trust must permit our creditors to reach the assets of the trust in the event of our bankruptcy or insolvency. Each share unit generally corresponds to one share of Class A common stock, but the employee receiving an award of share units will not have a direct ownership interest in the shares of Class A common stock represented by the share units.

The awarding authority will establish a vesting schedule of not more than seven years for each account in the trust. The accounts will generally vest at the rate of one-third at the end of each of the fifth, sixth and seventh year following the date of award. The death of a participant or a change in control of us will result in full vesting of an award. A participant will forfeit any unvested portions of the account if the participant’s employment terminates for any reason other than death. We receive the benefit of forfeited amounts either by return of shares to us or use of the forfeitures to satisfy future awards under the Stock Compensation Plans.

Vested account balances will be distributed at the earlier of the end of the seven-year vesting period or upon termination of employment. However, the participant may elect, within 90 days from the date of the award, to receive distribution of the account as it vests. In the case of the Management Stock Compensation Plan, the employee may defer distribution until termination of employment.

Benefits will be distributed in the form of shares of Class A common stock unless a distribution in stock is impossible or would create an adverse impact on us. Any shares distributed will be subject to our right of first refusal and right of repurchase on termination of employment as set forth in the our certificate of incorporation. In addition, with respect to the Management Compensation Plan, any shares distributed upon termination of employment will also be subject to the right of repurchase six months after distribution, as set forth in a Stock Restriction Agreement between the participant and us. Participants will be taxed on the value of any amounts distributed from the Stock Compensation Plans at the time of the distribution.

The day-to-day administration of the Stock Compensation Plans is provided by the nonqualified plans committee appointed by our board of directors. We have the right to amend or terminate the Stock Compensation Plans at any time and for any reason.

Item 13. Certain Relationships and Related Transactions

For information required by Item 13 with respect to certain relationships and related transactions, see the information set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit and Non-Audit Fees” in the 2005 Proxy Statement, which information is incorporated by reference into this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

3.    Exhibits

Exhibit Number		Description of Exhibit
3.1		Restated Certificate of Incorporation of Registrant, as amended August 31, 1999. Incorporated by reference to Exhibit 3.1 to Registrant’s Post-Effective Amendment No. 2 to Form 8-A as filed September 13, 1999 with the SEC. SEC File Number: 0-12771.

3.2		Bylaws of Registrant, as amended through February 2, 2004. Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the SEC on April 16, 2004 (the “2004 10-K”).

4.1		Form of Indenture between Registrant and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to Form S-3 Registration Statement No. 333-37117, filed on November 19, 1997.

4.2		Indenture dated June 28, 2002 between Registrant and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed July 3, 2002 with the SEC.

10.1	*	Registrant’s Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Registrant’s Proxy Statement for the 1999 Annual Meeting of Stockholders as filed April 29, 1999 with the SEC. SEC File Number: 0-12771.

10.2	*	Registrant’s 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

10.3	*	Registrant’s Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001 as filed with the SEC on April 17, 2001 (the “2001 10-K”).

10.4	*	Registrant’s Management Stock Compensation Plan, as amended through April 4, 2001. Incorporated by reference to Exhibit 10(c) to the 2001 10-K.

10.5	*	Registrant’s Keystaff Deferral Plan, as amended through March 31, 2003. Incorporated by reference to Exhibit 10(f) to the 2004 10-K.

10.6	*	Registrant’s Key Executive Stock Deferral Plan, as amended through October 7, 2004. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 as filed on December 9, 2004 with the SEC.

10.7	*	Registrant’s 2004 Employee Stock Purchase Plan. Incorporated by reference to Annex I to Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders as filed May 28, 2004 with the SEC.

10.8	*	Form of Alumni Agreement.

10.9	*	Form of Stock Restriction Agreement of Registrant’s Bonus Compensation Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 as filed on December 9, 2004 with the SEC.

Exhibit Number		Description of Exhibit

10.11	*	Form of Stock Restriction Agreement of Registrant’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 as filed on December 9, 2004 with the SEC.

10.12	*	Form of Stock Restriction Agreement of Registrant’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 as filed on December 9, 2004 with the SEC.

10.13		Credit Agreement (Multi-Year Facility) dated July 28, 2004, with JP Morgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent, Morgan Stanley Bank, Wachovia Bank, National Association and The Royal Bank of Scotland plc, as co-documentation agents and certain other financial institutions. Incorporated by reference to Exhibit 10(k) to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed on September 20, 2004 with the SEC.

10.14		Amended and Restated Credit Agreement (Multi-Year Facility) dated as of July 28, 2004, with JP Morgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent, Morgan Stanley Bank, Wachovia Bank, National Association and The Royal Bank of Scotland plc, as co-documentation agents and certain other financial institutions. Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed on September 20, 2004 with the SEC.

10.15	*	Employment Agreement dated October 3, 2003, between Kenneth C. Dahlberg and the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.16	*	Stock Offer Letter dated October 3, 2003, to Kenneth C. Dahlberg from the Registrant. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.17	*	Employment Agreement effective April 26, 2002, between Carl M. Albero and the Registrant. Incorporated by reference to Exhibit 10(p) to the 2004 10-K.

10.18	*	Employment Letter Agreement dated June 13, 2002, between Matthew J. Desch and the Registrant. Incorporated by reference to Exhibit 10(q) to the 2004 10-K.

10.19	*	Stock Offer Letter dated June 13, 2002, to Matthew J. Desch from the Registrant. Incorporated by reference to Exhibit 10(r) to the 2004 10-K.

10.20	*	Executive Change in Control, Incentive and Severance Agreement dated as of September 20, 2004 by and between Telcordia Technologies, Inc. and Matthew J. Desch. Incorporated by reference to Exhibit 10(u) to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed on September 20, 2004 with the SEC.

10.21	*	Option Cancellation Agreement dated as of January 31, 2005 between Registrant and Matthew J. Desch.

10.22	*	Employment Letter Agreement dated June 19, 2002, between Randy I. Walker and the Registrant. Incorporated by reference to Exhibit 10(s) to the 2004 10-K.

10.23	*	Stock Offer Letter dated June 21, 2002, to Randy I. Walker from the Registrant. Incorporated by reference to Exhibit 10(t) to the 2004 10-K.

10.24	*	Memorandum of Understanding dated January 25, 2005 between Randy I. Walker and Registrant.

10.25	*	Letter dated July 9, 2004 from Registrant to J.R. Beyster. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K as filed on July 12, 2004 with the SEC.

10.26	*	10b5-1 Plan for Sale of SAIC Common Stock Held by Beyster Family Trust. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K as filed on April 13, 2004 with the SEC.

Exhibit Number		Description of Exhibit

10.27	*	10b5-1 Plan for Sale of SAIC Common Stock Held by Beyster Family Trust. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K as filed on July 12, 2004 with the SEC.

10.28		Stock Purchase Agreement between Science Applications International Corporation and TTI Holding Corporation dated as of November 17, 2004, as amended on February 14, 2005 and March 11, 2005. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K as filed on March 21, 2005 with the SEC.

14		Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. Incorporated by reference to Exhibit 14 to the 2004 10-K.

21		Subsidiaries of Registrant.

23.1		Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.2		Consent of Houlihan Lokey Howard & Zukin Financial Advisors, Inc.

31.1		Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive Compensation Plans and Arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION (Registrant)
By	/s/ K. C. DAHLBERG
K. C. Dahlberg Chairman of the Board and Chief Executive Officer

Dated: April 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. C. DAHLBERG K. C. Dahlberg	Chairman of the Board and Principal Executive Officer	April 1, 2005

/s/ T. E. DARCY T. E. Darcy	Principal Financial Officer	April 1, 2005

/s/ P. N. PAVLICS P. N. Pavlics	Principal Accounting Officer	April 1, 2005

/s/ D. P. ANDREWS D. P. Andrews	Director	April 1, 2005

/s/ W. H. DEMISCH W. H. Demisch	Director	April 1, 2005

/s/ W. A. DOWNING W. A. Downing	Director	April 1, 2005

/s/ J. A. DRUMMOND J. A. Drummond	Director	April 1, 2005

/s/ D. H. FOLEY D. H. Foley	Director	April 1, 2005

J. E. Glancy	Director

/s/ A. K. JONES A. K. Jones	Director	April 1, 2005

/s/ H. M. J. KRAEMER, JR. H. M. J. Kraemer, Jr.	Director	April 1, 2005

Signature	Title	Date

/s/ C. B. MALONE C. B. Malone	Director	April 1, 2005

/s/ S. D. ROCKWOOD S. D. Rockwood	Director	April 1, 2005

/s/ E. J. SANDERSON, JR. E. J. Sanderson, Jr.	Director	April 1, 2005

R. Snyderman	Director

/s/ J. P. WALKUSH J. P. Walkush	Director	April 1, 2005

/s/ J. H. WARNER, JR. J. H. Warner, Jr.	Director	April 1, 2005

A. T. Young	Director

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Financial statement schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Science Applications International Corporation

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and its subsidiaries (the “Company”) as of January 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

March 29, 2005

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31
	2005	2004	2003
	(In millions, except per share amounts)
Revenues	$7,187	$5,833	$4,835
Costs and expenses:
Cost of revenues	6,337	5,100	4,211
Selling, general and administrative expenses	364	331	305
Goodwill impairment		7	13
Gain on sale of business units, net	(2)		(5)

Operating income	488	395	311
Non-operating income (expense):
Net (loss) gain on marketable securities and other investments, including impairment losses	(16)	5	(134)
Interest income	45	49	37
Interest expense	(88)	(80)	(45)
Other (expense) income, net	(12)	5	6
Minority interest in income of consolidated subsidiaries	(14)	(10)	(7)

Income from continuing operations before income taxes	403	364	168
Provision for income taxes	131	140	61

Income from continuing operations	272	224	107
Discontinued operations (Note 21):
Income from discontinued operations of Telcordia, net of income tax expense of $16 million, $19 million and $37 million in 2005, 2004 and 2003, respectively	133	127	152
Gain from discontinued operations of INTESA joint venture, net of income tax expense of $2 million and $3 million in 2005 and 2003, respectively	4

Net income	$409	$351	$259

Earnings per share:
Basic:
Income from continuing operations	$1.49	$1.22	$.55
Discontinued operations, net of tax	.74	.68	.77

	$2.23	$1.90	$1.32

Diluted:
Income from continuing operations	$1.45	$1.19	$.53
Discontinued operations, net of tax	.73	.67	.75

	$2.18	$1.86	$1.28

Common equivalent shares:
Basic	183	185	196

Diluted	188	189	203

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31
	2005	2004
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$983	$1,099
Investments in marketable securities	1,367	1,265
Receivables, net	1,563	1,282
Prepaid expenses and other current assets	173	158
Assets of discontinued operations	900	849

Total current assets	4,986	4,653
Property, plant and equipment	339	343
Intangible assets	50	36
Goodwill	468	301
Deferred income taxes	69	83
Other assets	98	124

	$6,010	$5,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$864	$692
Accrued payroll and employee benefits	433	401
Income taxes payable	200	178
Notes payable and current portion of long-term debt	70	50
Deferred income taxes	52	1
Liabilities of discontinued operations	680	659

Total current liabilities	2,299	1,981
Long-term debt, net of current portion	1,215	1,232
Other long-term liabilities	99	86
Commitments and contingencies (Note 22)
Minority interest in consolidated subsidiaries	46	38
Stockholders’ equity:
Common stock (Note 1)	2	2
Additional paid-in capital	2,278	1,962
Retained earnings	212	361
Other stockholders’ equity	(105)	(92)
Accumulated other comprehensive loss	(36)	(30)

Total stockholders’ equity	2,351	2,203

	$6,010	$5,540

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Additional paid-in capital	Retained earnings	Other stock- holders’ equity	Accumulated other comprehensive income(loss)	Comprehensive Income
	Shares	Amount
	(In millions)
Balance at February 1, 2002	205	$2	$1,551	$956	$(56)	$71
Net income				259			$259
Other comprehensive loss						(85)	(85)
Issuances of common stock	16		237
Repurchases of common stock	(34)		(205)	(801)
Income tax benefit from employee stock transactions			108
Unearned stock compensation, net of amortization					(17)

Balance at January 31, 2003	187	2	1,691	414	(73)	(14)	$174

Net income				351			$351
Other comprehensive loss						(16)	(16)
Issuances of common stock	15		322
Repurchases of common stock	(16)		(108)	(404)
Income tax benefit from employee stock transactions			56
Stock compensation			1
Unearned stock compensation, net of amortization					(19)

Balance at January 31, 2004	186	2	1,962	361	(92)	(30)	$335

Net income				409			$409
Other comprehensive loss						(6)	(6)
Issuances of common stock	15		410
Repurchases of common stock	(19)		(162)	(558)
Income tax benefit from employee stock transactions			67
Stock compensation			1
Unearned stock compensation, net of amortization					(13)

Balance at January 31, 2005	182	$2	$2,278	$212	$(105)	$(36)	$403

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31
	2005	2004	2003
	(In millions)
Cash flows from operating activities:
Net income	$409	$351	$259
Income from discontinued operations, net of tax	(137)	(127)	(152)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	56	37	31
Non-cash compensation	123	99	77
Impairment losses on marketable securities	20	19	108
(Gain) loss on disposal of property, plant and equipment	(16)	2	4
Gain on sale of marketable securities and other investments	(4)	(24)	(22)
Minority interest in income of consolidated subsidiaries	14	10	7
Other non-cash items	11	(4)	(5)
Loss on derivative instruments			48
Goodwill impairment		7	13
(Decrease) increase in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(219)	(161)	(68)
Prepaid expenses and other current assets	1	(65)	(22)
Deferred income taxes	59	13	(107)
Other assets	3	(1)	12
Accounts payable and accrued liabilities	158	169	47
Accrued payroll and employee benefits	30	45	35
Income taxes payable	77	34	99
Other long-term liabilities	7	(37)	7

Total cash flows from operating activities	592	367	371

Cash flows from investing activities:
Expenditures for property, plant and equipment	(42)	(115)	(30)
Acquisitions of business units, net of cash acquired	(212)	(193)	(9)
Payments for businesses acquired in previous years	(20)
Purchases of debt and equity securities available-for-sale	(229)	(175)	(720)
Proceeds from sale of investments in marketable securities and other investments	132	32	984
Proceeds from disposal of property, plant and equipment	33
Investments in affiliates	(9)	(9)	(12)
Other	(2)	(1)

Total cash flows (used in) from investing activities	(349)	(461)	213

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	27	351	794
Payments on settlement of treasury lock contracts		(5)	(8)
Payments on notes payable, long-term debt and capital lease obligations	(24)	(3)	(2)
Dividends paid to minority interest stockholders	(4)	(3)	(3)
Sales of common stock	75	40	26
Repurchases of common stock	(552)	(406)	(911)

Total cash flows used in financing activities	(478)	(26)	(104)

(Decrease) increase in cash and cash equivalents from continuing operations	(235)	(120)	480
Cash from discontinued operations	119	125	172
Cash and cash equivalents at beginning of year	1,099	1,094	442

Cash and cash equivalents at end of year	$983	$1,099	$1,094

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$168	$107	$96

Capital lease obligations for property and equipment		$9	$1

Fair value of assets acquired in acquisitions	$284	$345	$23
Cash paid in acquisitions	(212)	(193)	(9)
Issuance of common stock in acquisitions and other consideration of $2 million in 2004	(4)	(49)	(6)

Liabilities assumed in acquisitions	$68	$103	$8

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Consolidation

The consolidated financial statements include the accounts of Science Applications International Corporation and all majority-owned and wholly-owned subsidiaries (collectively referred to as “the Company”). Unless otherwise noted, references to the years are for fiscal years ended January 31, not calendar years. All significant intercompany transactions and accounts have been eliminated in consolidation. Outside investors’ interests in the majority-owned subsidiaries are reflected as minority interest.

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

Discontinued Operations

Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale as set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are reported at the lower of their carrying amounts or fair values less costs to sell. Assets are not depreciated or amortized while they are classified as held for sale. Assets and liabilities held for sale that have operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes from the rest of our assets and liabilities are reported in discontinued operations when (a) it is determined that the operations and cash flows will be eliminated from our continuing operations and (b) we will not have any significant continuing involvement in the operations of the assets and liabilities after the disposal transaction.

As of January 31, 2005, the operations of the Company’s subsidiary, Telcordia Technologies, Inc. (“Telcordia”) were classified as discontinued operations (Note 21). The consolidated financial statements for 2004 and 2003 have been reclassified to conform to the 2005 discontinued operations presentation. In addition, the Company’s joint venture, Informática, Negocios y Tecnología, S.A. (“INTESA”) was classified as discontinued operations in 2003 (Note 21).

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and goodwill, income taxes, realignment charges, estimated profitability of long-term contracts, pensions benefits, contingencies and litigation. Estimates have been prepared on the basis of the most current information and actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties and is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts shown for the Company’s financial instruments, which include cash and cash equivalents, short-term investments in marketable securities, long-term investments in marketable securities and long term investments in private equity securities, are reasonable estimates of their related fair values. The carrying amount of cash and cash equivalents and short-term investments in marketable securities approximates fair value because of the short maturity of those instruments. The fair value of short-term and long-term investments in marketable securities is based upon quoted market prices. The fair value of long term investments in private equity securities is estimated using various valuation techniques and factors, such as discounted cash flow models, market prices of comparable companies and recent capital transactions of portfolio companies. The fair value of long-term debt (Note 13) is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

Revenue Recognition

The Company’s revenues result primarily from contracts with the U.S. Government, commercial customers, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of cost plus fees, or target cost and fee with risk sharing, and others which are fixed-price or time-and-materials type contracts. Revenues and fees on these contracts are primarily recognized using the percentage-of-completion method of accounting, most often based on contract costs incurred to date compared with total estimated costs at completion (“cost-to-cost method”). The Company also uses efforts-expended methods of percentage-of-completion (using measures such as labor dollars) for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. The efforts-expended method is utilized when there are significant amounts of materials or hardware on a contract for which procurement of materials does not represent significant progress on the contract. Additionally, the Company utilizes the units-of-delivery method under percentage-of-completion on contracts where separate units of output are produced. Under the units-of-delivery method, revenue is recognized when the units are delivered to the customer, providing that all other requirements for revenue recognition have been met. On contracts that provide for incentive or award fees, the Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimated contract revenues for purposes of applying the percentage-of-completion method of accounting.

Revenues from services and maintenance contracts are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, providing that all other requirements for revenue recognition have been met. The Company evaluates its contracts for multiple deliverables which may require the segmentation of the contract into separate units of accounting for proper revenue recognition.

The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Amounts billed but not yet recognized as revenue under certain types of contracts are deferred. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. Government

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company’s indirect contract costs have been agreed upon through 2003. Contract revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents at January 31, 2005 and 2004 include $968 million and $1 billion, respectively, invested in commercial paper and institutional money market funds.

Investments in Marketable and Private Equity Securities

Marketable debt and equity securities are classified as either available-for-sale or held-to-maturity at the time of purchase. Available-for-sale securities are carried at fair value and held-to-maturity debt securities are carried at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded net of related tax effects in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific securities sold.

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

Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. In 2005, the Company sold land and buildings at two different locations and recognized a gain before income taxes of $18 million.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed, is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets” (Note 7). Intangible assets with finite lives are amortized using a method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their useful lives of one to sixteen years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Under SFAS No. 142, the goodwill impairment test is a two-step process. The first step consists of estimating the fair values of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected January 31 as its annual testing date.

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

The provisions for federal, state, foreign and local income taxes are calculated on reported financial statement income before income taxes based on current tax law and also include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has a number of stock-based employee compensation plans, including stock options, stock purchase and restricted stock plans, which are described in Note 10. The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant, and no compensation expense is recognized for the employee stock purchase plan. The Company accounts for stock options granted to non-employees using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the employee stock options and employee stock purchase plan:

	Year ended January 31
	2005	2004	2003
	(In millions, except per share amounts)
Net income, as reported	$409	$351	$259
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(31)	(36)	(39)

Pro forma net income	$378	$315	$220

Earnings per share:
Basic—as reported	$2.23	$1.90	$1.32

Basic—pro forma	$2.07	$1.70	$1.12

Diluted—as reported	$2.18	$1.86	$1.28

Diluted—pro forma	$2.01	$1.67	$1.08

The pro forma compensation costs were determined using weighted-average per share fair values of options granted in 2005, 2004 and 2003 of $5.20, $4.12 and $6.61, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003: no dividend yield, no volatility, risk-free interest rates ranging from 2.5% to 5.0% and expected lives of five years.

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

Common Stock and Earnings Per Share

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05. As of January 31, 2005 and 2004, 177,369,000 shares and

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

181,221,000 shares of Class A common stock, respectively, and 217,000 shares and 226,000 shares of Class B common stock, respectively, were issued and outstanding. Pursuant to the Company’s Certificate of Incorporation, no additional shares of Class B common stock may be issued. Each share of Class B common stock is convertible into 20 shares of Class A common stock. Class A common stock and Class B common stock are collectively referred to as common stock in the Consolidated Financial Statements and Notes to Consolidated Financial Statements and are shown assuming that the Class B common stock was converted into Class A common stock. The Class A common stock and Class B common stock have identical rights with respect to voting, dividends, liquidation and other rights except that the Class B common stock has 20 votes per share and shall receive 20 times the per share dividend declared and paid on the Class A common stock, and 20 times the assets and funds distributed upon liquidation as the Class A common stock. Pursuant to the Company’s Certificate of Incorporation, the Class A common stock is subject to certain restrictions, including the Company’s right to repurchase shares held by a stockholder upon termination of the stockholder’s affiliation with the Company, the Company’s right of first refusal with respect to sales of Class A common stock by a stockholder other than in the Company’s limited market and certain other restrictions on transfer of Class A common stock. The shares of Class B common stock are generally subject to similar contractual restrictions. Repurchases of the Company’s common stock reduce the amount of retained earnings in the stockholders’ equity section of the Company’s consolidated balance sheet.

Although there has never been a general public market for the Company’s common stock, the Company has maintained a limited market through its wholly-owned broker-dealer subsidiary, Bull, Inc. Determinations of the price of the common stock are made by the Board of Directors pursuant to a valuation process that includes valuation input from an independent appraiser and a stock price formula. The Board of Directors believes that the valuation process results in a value which represents a fair market value for the Class A common stock within a broad range of financial criteria. The Board of Directors reserves the right to alter the formula and valuation process.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, short-term investments in marketable securities, and foreign currency forward exchange contracts.

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

Concentrations of credit risk with respect to receivables have been limited because the Company’s principal customers are the various agencies of the U.S. Government and commercial customers engaged in work for the U.S. Government.

Foreign Currency

Financial statements of international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income in stockholders’ equity.

Accumulated Other Comprehensive Loss and Other Comprehensive Loss

The Company’s accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains or losses on the Company’s available-for-sale marketable securities, unrealized gains and losses on derivative instruments and minimum pension liability adjustments as follows:

	January 31
	2005	2004
	(In millions)
Accumulated other comprehensive loss:
Foreign currency translation adjustments		$(2)
Unrealized net (loss) gain on marketable securities	$(4)	2
Unrealized net loss on derivative instruments	(13)	(16)
Minimum pension liability adjustments	(19)	(14)

	$(36)	$(30)

As of January 31, 2005, approximately $2 million of the unrealized net loss on derivative instruments is expected to be reclassified into expense within the next twelve months.

Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but are excluded from net income. These amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and are as follows:

	Year ended January 31
	2005	2004	2003
	(In millions)
Other comprehensive loss:
Foreign currency translation adjustments	$2	$2	$7
Deferred taxes		(1)	(3)

Net foreign currency translation adjustments	2	1	4

Unrealized (loss) gain on marketable securities	(10)	7	(431)
Reclassification of net realized loss (gain)	2	(19)	324
Deferred taxes	2	5	39

Net unrealized loss on marketable securities	(6)	(7)	(68)

Unrealized loss on derivative instruments		(12)	(18)
Reclassification of net realized gain on derivative instruments	4	2
Deferred taxes	(1)	4	7

Net unrealized gain (loss) on derivatives	3	(6)	(11)
Minimum pension liability adjustments, net of tax	(5)	(4)	(10)

Other comprehensive loss	$(6)	$(16)	$(85)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) focuses primarily on accounting for transactions in which share-based awards are granted to employees in exchange for services and requires recognition of compensation expense over the vesting period in an amount equal to the fair value of share-based payments, including stock options, granted to employees. SFAS No.123(R) retained the guidance from SFAS No. 123 for share-based payment transactions to non-employees. The Company meets the definition of a non-public entity per SFAS No. 123(R) and has used the minimum value method in its pro forma disclosures. Therefore, the Company is required to adopt the provisions of the standard prospectively for any newly issued, modified or settled award after the date of initial adoption, which is February 1, 2006. Upon adoption, restatement of earlier periods is not permitted. The Company is currently evaluating the effect that adoption of this statement will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as defined in the statement. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which is February 1, 2006 for the Company. The Company is currently evaluating the effect that adoption of this statement will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“the Act”). The FSP provides guidance on the application of SFAS No. 109 to the provisions of the tax deduction on qualified production activities contained within the Act. FSP 109-1 states that the manufacturers’ deduction should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is currently evaluating the effect that adoption of this statement will have on its taxes in 2006 as the tax deduction is not effective for the Company until 2006.

Gains on Issuance of Stock by Subsidiary

Gains on issuances of shares of stock by a subsidiary are reflected as equity transactions and recorded directly to additional paid-in capital.

Reclassifications

Certain amounts from previous years have been reclassified in the accompanying consolidated financial statements to conform to the 2005 presentation.

Accounting Change

Effective February 1, 2002, the Company adopted SFAS No. 142, which changed the accounting for goodwill from an amortization approach to an impairment-only approach. Upon adoption, the Company did not have a transitional goodwill impairment charge and, therefore, the Company did not have a cumulative effect of an accounting change.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Business Segment Information:

The Company provides diversified professional and technical services involving the application of scientific, engineering and management expertise to solve complex technical problems for a broad range of government and commercial customers in the U.S. and abroad. These services frequently involve computer and systems technology. The Company also designs and develops high-technology products. These products include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging and security instruments. Product revenues represented 2% of consolidated revenues in 2005, 2004 and 2003.

The Company defines its reporting segments using the management approach, which is based on the way the chief operating decision maker (“CODM”) manages the operations within the Company for allocation of resources, decision making and performance assessment.

Using the management approach, the Company has three reportable segments: Government, Commercial, and Corporate and Other. The Company’s operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the business unit’s services. The Corporate and Other segment includes the Company’s broker-dealer subsidiary, Bull, Inc., and its real estate subsidiary, Campus Point Realty Corporation. In addition, in certain circumstances, for management purposes as determined by the CODM, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and reflected in the Corporate and Other segment.

Business units in the Government segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Government segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards and Federal Acquisition Regulations. Business units in the Commercial segment provide technical services and products primarily to customers in commercial markets and, generally, their operations are not subject to specific regulatory accounting or contracting guidelines.

The internal measure of operating income before income taxes (“segment operating income”) excludes losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and includes equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. The accounting policies of the reportable segments are the same as those described in Note 1. Certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Government Cost Accounting Standards. Corporate expense variances to these allocations and an internal interest charge or credit (“Cost of Capital”) are retained in the Corporate and Other segment. Elimination of intersegment revenues is also reflected in the Corporate and Other segment. Sales between segments were $45 million, $25 million and $21 million in 2005, 2004 and 2003, respectively, and were recorded at cost. Asset information by segment is not a key measure of performance. However, the Company does use asset information to calculate an internal interest charge or credit and allocates this Cost of Capital to the business units, which is included in segment operating income. The Company also monitors capital expenditures by the business units. Interest expense, as reported in the consolidated financial statements, is not part of segment operating income and is primarily recorded at the corporate level.

The Company formed SAIC Venture Capital Corporation to manage its investments in publicly traded and private technology companies. The Company may also spin off technologies that are considered non-strategic but may bring future value from an investment perspective. These activities are of an investment nature and are not reported to the CODM as part of the core operating segments of the Company and, therefore are shown as

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Investment activities” in the reconciliation of segment financial information to the accompanying consolidated financial statements.

As discussed in Note 21, prior year segment information has been conformed to the 2005 presentation of Telcordia as discontinued operations. Since Telcordia represented all of the Non-Regulated Telecommunications segment, the Company no longer has continuing operations in this segment.

The following table summarizes segment information:

	Year ended January 31
	2005	2004	2003
	(In millions)
Revenues:
Government	$6,738	$5,426	$4,382
Commercial	521	419	449
Corporate and Other	(72)	(12)	4

Total reportable segment revenues	$7,187	$5,833	$4,835

Segment operating income (loss):
Government	$538	$457	$329
Commercial	42	30	36
Corporate and Other	(110)	(86)	(46)

Total reportable segment operating income	$470	$401	$319

Capital expenditures:
Government	$36	$18	$17
Commercial	3	2	4
Corporate and Other	3	95	9

Total reportable segment and consolidated capital expenditures	$42	$115	$30

The following table is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Year ended January 31
	2005	2004	2003
	(In millions)
Depreciation and amortization:
Government	$40	$25	$21
Commercial	6	4	4
Corporate and Other	10	8	6

Total reportable segment and consolidated depreciation and amortization	$56	$37	$31

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Year ended January 31
	2005	2004	2003
	(In millions)
Total reportable segment operating income	$470	$401	$319
Investment activities	(3)	(4)	(5)
Loss on impaired goodwill		(7)	(13)
Net gain on sale of business units	2		5
Equity in income of unconsolidated affiliates	5	(5)	(2)
Minority interest in income of consolidated subsidiaries	14	10	7

Total consolidated operating income	$488	$395	$311

The following tables summarize revenues and long-lived assets, which includes property, plant and equipment, intangible assets, goodwill, deferred taxes and other assets, by geographic location of the entity that is performing the services:

	Year ended January 31
	2005	2004	2003
	(In millions)
Revenues:
United States	$6,980	$5,683	$4,675
United Kingdom	161	137	146
Canada and all other international	46	13	14

Total consolidated revenues	$7,187	$5,833	$4,835

	January 31
	2005	2004
	(In millions)
Long-lived assets:
United States	$970	$839
United Kingdom	26	24
Canada and all other international	28	24

Total consolidated long-lived assets	$1,024	$887

During 2005, 2004 and 2003, approximately 86%, 85% and 84%, respectively, of the Company’s consolidated revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Government segment revenues. Revenues from customers with greater than 10% consolidated revenues were as follows:

	Year ended January 31
	2005	2004	2003
U.S. Army	13%	13%	13%
U.S. Navy	13%	12%	12%
U.S. Air Force	11%	11%	12%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Composition of Certain Financial Statement Captions:

	January 31
	2005	2004
	(In millions)
Prepaid expenses and other current assets:
Prepaid expenses	$51	$74
Inventories	57	33
Income taxes receivable	22	20
Other	43	31

	$173	$158

Property, plant and equipment at cost:
Computers and other equipment	$191	$165
Buildings and improvements	220	223
Leasehold improvements	61	50
Office furniture and fixtures	39	37
Land	45	56

	556	531
Less accumulated depreciation and amortization	217	188

	$339	$343

Other assets:
Investments in affiliates (Note 6)	$67	$101
Other	31	23

	$98	$124

Accounts payable and accrued liabilities:
Accounts payable	$298	$238
Other accrued liabilities	417	352
Collections in excess of revenues on uncompleted contracts	149	102

	$864	$692

Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$249	$222
Accrued vacation	163	141
Accrued contributions to employee benefit plans	21	38

	$433	$401

Other long-term liabilities:
Accrued pension liabilities	$19	$13
Deferred compensation	44	44
Other	36	29

	$99	$86

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Short-term and Long-term Investments in Marketable Securities:

The aggregate cost basis and market value of short-term and long-term available-for-sale investments by major security type are as follows:

	January 31, 2005		January 31, 2004
	Cost basis	Market Value	Cost basis	Market value
	(In millions)
U.S. Government and agency securities	$289	$287	$296	$297
Corporate obligations	452	451	422	423
Municipal debt	358	358	253	253
Asset-backed and mortgage-backed securities	258	257	256	256
Equity securities	1	1	1	2
Other	17	17	38	38

	$1,375	$1,371	$1,266	$1,269

At January 31, 2005, aggregate gross unrealized losses were $5 million and gross unrealized gains were $1 million. At January 31, 2004, aggregate gross unrealized losses were $1 million and gross unrealized gains were $4 million. Substantially all of the unrealized losses at January 31, 2005 have been in a loss position for less than twelve months.

At January 31, 2005, $837 million of investments in debt securities have maturities less than one year, and $531 million of investments in debt securities have maturities of one to four years. Actual maturities may differ from contractual maturities as a result of the Company’s intent to sell these securities prior to maturity date and as a result of features of the securities that enable the Company, the issuer, or both to redeem these securities in part or in full at an earlier date.

Gross realized gains and losses from sales of marketable securities are included in “Net (loss) gain on marketable securities and other investments, including impairment losses” (Note 19), and are as follows:

	Year ended January 31
	2005	2004	2003
	(In millions)
Gross realized gains on sale of marketable securities	$2	$22	$27
Gross realized losses on sale of marketable securities	(4)	(2)	(11)
Gain on sale of other investments	6	4	6

	$4	$24	$22

Note 5—Receivables, Net:

Receivables consist of the following:

	January 31
	2005	2004
	(In millions)
Receivables less allowance for doubtful accounts of $2 million and $4 million at January 31, 2005 and 2004, respectively:
Billed	$1,145	$902
Unbilled	398	362
Contract retentions	20	18

	$1,563	$1,282

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unbilled receivables at January 31, 2005 and 2004 include $43 million and $45 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the year. The Company records revenue, to the extent of costs, for these anticipated contract modifications. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note 6—Acquisitions and Investments in Affiliates:

At January 31, 2005, the Company has nine equity investments, accounted for under the equity method as described in Note 1, with the Company’s ownership ranging from 14% to 50%. The carrying value of the Company’s equity method investments was $20 million and $28 million at January 31, 2005 and 2004, respectively, which includes the excess of the Company’s equity investments over its equity in the underlying net assets of $4 million in 2005 and 2004. The Company also has cost method investments of $47 million and $73 million at January 31, 2005 and 2004, respectively. During 2005, the Company recorded an impairment loss of $9 million on its investment in a 50% owned joint venture, Data Systems and Solutions, LLC (“DS&S”). The impairment loss was primarily due to a significant business downturn at DS&S caused by a loss of business and an ongoing government investigation, and is reflected in “Other (expense) income” in the consolidated statements of income. The Company also maintains financial commitments related to DS&S as described in Note 22.

The Company completed acquisitions of certain business assets and companies in 2005, 2004 and 2003, which individually and in the aggregate were not considered material business combinations in the year acquired. In some cases, the Company acquired all the issued and outstanding common stock of certain companies while in other cases, the Company acquired certain specific assets and liabilities. All of these acquisitions have been accounted for under the purchase method of accounting and the operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The aggregate excess of the purchase price over the fair value of tangible assets acquired has been allocated to other identifiable intangible assets and goodwill.

In 2005, the Company completed four acquisitions for an aggregate purchase price of approximately $221 million, which consisted of approximately $212 million in cash (net of cash acquired), 107,209 shares of the Company’s common stock that had a fair value of approximately $4 million on the date of issuance and future acquisition payments of $5 million. The preliminary purchase price allocation resulted in identifiable intangible assets of $37 million (amortizable over lives of one to sixteen years) and goodwill of $155 million. The Company has not yet obtained all the information required to complete the purchase price allocation related to three of the acquisitions that represented $206 million of the aggregate purchase price. The final allocations will be completed once the information identified by the Company has been received, which should not be longer than one year from the date of acquisition. The weighted average amortization period for the acquired intangible assets is approximately six years, and approximately $34 million of the goodwill is tax deductible.

In 2004, the Company completed ten acquisitions for an aggregate purchase price of approximately $278 million, which consisted of approximately $193 million in cash (net of cash received), approximately 1 million shares of the Company’s common stock that had a fair value of approximately $47 million on the dates of

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance, other consideration of $2 million and future acquisition payments of $36 million. The amount of purchase price assigned to identifiable intangible assets and goodwill was $41 million and $215 million, respectively. Potential contingent payments related to these acquisitions were approximately $11 million, of which $2 million has been paid as of January 31, 2005. The remaining contingent payments of $9 million are payable through 2007, of which $7 million will be treated as incremental purchase price. The weighted average amortization period for the acquired intangible assets is approximately three years, and approximately $57 million of the goodwill is tax deductible.

In 2003, the Company completed four acquisitions for an aggregate purchase price of approximately $16 million, which consisted of approximately $9 million in cash, 202,105 shares of the Company’s common stock that had a fair value of approximately $6 million on the date of issuance, and future acquisition payments of $1 million. The amount of purchase price assigned to identifiable intangible assets and goodwill was $1 million and $14 million, respectively. Contingent payments related to these acquisitions were approximately $3 million, all of which has been paid as of January 31, 2005. Approximately $1 million was treated as incremental purchase price.

Note 7—Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment as of January 31, 2005 are as follows:

	Government	Commercial	Total
	(In millions)
Goodwill at February 1, 2003	$81	$10	$91
Acquisitions	203	12	215
Impairments	(7)		(7)
Foreign currency translation		2	2

Goodwill at January 31, 2004	277	24	301
Acquisitions	155		155
Adjustments	11		11
Foreign currency translation		1	1

Goodwill at January 31, 2005	$443	$25	$468

In 2005, the Company did not recognize any impairments of goodwill since there were no circumstances or events that indicated a possible impairment. In 2004, the Company determined that a portion of the goodwill assigned to a reporting unit in the Government segment had become impaired as a result of the loss of certain significant contracts and proposals related to that reporting unit. In 2003, the Company determined that goodwill assigned to three reporting units in the Government segment had become impaired as a result of the loss of certain significant contracts and proposals related to those reporting units. The impairment charges, representing the excess of the reporting units’ carrying amount over their estimated fair value, were based on a discounted cash flow model using revenue and profit forecasts for the next five years. Total goodwill impairment charges were $7 million and $13 million in 2004 and 2003, respectively. Goodwill adjustments of $11 million in 2005 were a result of adjustments to net assets acquired from prior year acquisitions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following:

	January 31, 2005			January 31, 2004
	Gross carrying value	Accumulated amortization	Net	Gross carrying value	Accumulated amortization	Net
	(In millions)
Amortizable intangible assets:
Customer contracts	$31	$11	$20	$14	$3	$11
Non-compete agreements	32	13	19	27	3	24
Software and technology	5		5	1		1
Other	7	1	6	1	1

Total amortizable intangible assets	$75	$25	$50	$43	$7	$36

Customer contracts and other intangible assets with a gross carrying value of $2 million became fully amortized at January 31, 2004 and, therefore, are no longer reflected in the gross carrying value at January 31, 2005. In addition, customer contracts and non-complete agreements arising from prior year acquisitions were reduced by $3 million as a result of post-acquisition adjustments. Amortization expense related to amortizable intangible assets was $20 million, $6 million and $1 million for 2005, 2004 and 2003, respectively. Based on the intangible assets as of January 31, 2005, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows:

Year ending January 31	(In millions)
2006	$22
2007	12
2008	4
2009	3
2010	2
Thereafter	7

$50

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

In 2005, impairment losses on intangible assets were not material. In 2004 and 2003, the Company did not recognize an impairment loss on intangible assets since there were no circumstances or events that indicated a possible impairment.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Risk

In February 2004, the Company entered into interest rate swap agreements (“2004 swap agreements”) to convert the fixed interest payments on its $95 million 6.75% notes to a floating rate, based on the six-month LIBOR plus a margin. This was done to better balance the fixed and floating rate long-term debt obligations. These swap agreements are designated as fair value hedges of changes in the notes’ fair value and are fully effective in offsetting the change in fair value of the underlying notes in 2005. The fair value of the 2004 swap agreements at January 31, 2005 was a liability of $2 million and is reflected in long term debt.

In June 2003, the Company modified its prior plan for financing the $91 million purchase of land and buildings under two operating leases and issued $300 million of fixed rate debt (Note 13). In anticipation of this debt issuance, the Company entered into interest rate lock agreements on May 29, 2003 to lock in the effective borrowing rate on portions of the anticipated debt financing. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, the Company was required to pay $5 million to settle the treasury lock contracts upon the debt issuance. This loss of $5 million before income taxes is being amortized to interest expense over the term of the related debt. The treasury lock contracts were designated as cash flow hedges that were fully effective, therefore, the net of tax loss of $3 million was recorded as a component of accumulated other comprehensive loss in stockholders’ equity.

The Company entered into four forward starting interest rate swap agreements in January 2002 (“2002 swap agreements”) pursuant to its previous plan to use five-year variable interest rate mortgage to finance the purchase of the land and buildings noted above. The mortgage financing would have required payments to a third party lender based on a variable interest rate. Under the terms of the 2002 swap agreements, the Company would either pay to or receive from the swap agreements’ counterparty an amount which would effectively have made the net cash outflow a fixed amount. The 2002 swap agreements were designated as cash flow hedges and were fully effective through May 29, 2003 with cumulative net of tax losses of $9 million recorded as a component of accumulated other comprehensive loss in stockholders’ equity. As of May 29, 2003, the 2002 swap agreements were no longer designated in a cash flow hedging relationship and, therefore, all future changes in fair value are recorded directly into income through August 2008. The cumulative loss before income taxes of $14 million on the 2002 swap agreements is being amortized as additional interest expense over the contemplated five-year mortgage term that would have ended in August 2008.

In conjunction with the modified financing plan which resulted in the issuance of fixed rate debt in June 2003, on May 29, 2003, the Company entered into additional interest rate swap agreements (“2003 swap agreements”) to offset the effects of the 2002 swap agreements. The net change in the fair values of the 2002 and 2003 swap agreements since May 29, 2003 was not material and was recorded as additional interest expense. At January 31, 2005, the combined fair value of the 2003 and 2002 swap agreements was $10 million, of which $3 million and $7 million are reflected in other accrued liabilities and other long-term liabilities, respectively. At January 31, 2004, the fair value of the 2003 and 2002 swap agreements was $13 million, of which $3 million and $10 million are reflected in other accrued liabilities and other long-term liabilities, respectively.

Foreign Currency Risk

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company’s objective in managing its exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company currently manages cash flow exposure of receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. Foreign currency forward exchange contracts are contracts requiring the Company to exchange a stated quantity of

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign currency for a fixed amount of a second currency, typically U.S. dollars. At January 31, 2005, currencies hedged were the British pound and the U.S. dollar. The Company has designated certain of its foreign currency forward exchange contracts as cash flow hedges of transactions forecasted to occur by July 2006, primarily related to sales contracts and receivables. The effective portion of the change in the fair value of these derivatives is recorded in comprehensive income and recognized in the income statement when the related hedged item affects earnings. Other foreign currency forward exchange contracts manage similar exposures but do not qualify for hedge accounting due to changes in terms of the anticipated transactions. Contracts designated as cash flow hedges were fully effective in 2005, 2004 and 2003. Net of tax gains and losses recognized as a component of accumulated other comprehensive income in stockholders’ equity were not material.

Equity Securities Price Risk

At January 31, 2005 and 2004, the Company did not hold any derivative instruments related to equity securities. In 2003, the Company held equity collars to mitigate the risk of significant price fluctuations of the Company’s investment in VeriSign, Inc. (“VeriSign”) and Amdocs Limited (“Amdocs”), both of which were liquidated at various dates throughout 2003. During 2003, these derivative instruments were designated as fair value hedges of the underlying marketable equity securities and, therefore, the changes in fair value of the derivative instruments and the hedged items attributable to the hedged risk were recorded in the statement of income. The Company recorded a net loss before income taxes of $45 million in 2003 for the ineffective portion of changes in the fair value of equity collars (Note 19).

Note 9—Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows borrowings until July 2007 and (ii) a five-year revolving credit facility of up to $250 million, which allows borrowings until July 2009. Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During 2005, 2004 and 2003, the Company did not borrow under either of its credit facilities.

The Company has a firm fixed-price contract with the Greek Government with bonding requirements, approximately $117 million of which have been met through the issuance of standby letters of credit under the $500 million five-year revolving credit facility. The standby letters of credit reduce the amount available for borrowings under the $500 million five-year revolving credit facility. The Company pays fees for the standby letters of credit issued under the five-year revolving credit facility, but the outstanding standby letters of credit are not considered borrowings and the Company does not incur related interest cost. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. For further discussion of this contract, refer to Note 22. The Company does not expect to issue any additional standby letters of credit for this contract under the $500 million five-year revolving credit facility.

As of January 31, 2005, the entire amount under the $250 million five-year revolving credit facility was available and $383 million of the $500 million five-year revolving credit facility was available. These credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require the Company to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 for each period of four consecutive fiscal quarters. These covenants also restrict certain of the Company’s activities, including, among other things, the Company’s ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of January 31, 2005, the Company was in compliance with all the financial covenants under the credit facilities.

Note 10—Employee Benefit Plans:

The Company has one principal 401(k) Profit Sharing Plan (“401(k)”), which is the result of the merger of the Company’s Profit Sharing Retirement Plan with the Company’s Cash or Deferred Arrangement effective November 28, 2003. The 401(k) allows eligible participants to defer a portion of their income through payroll deductions. Such deferrals are fully vested, are not taxable to the participant until distributed from the 401(k) upon termination, retirement, permanent disability or death and may be matched by the Company. In addition, the Company may also provide a profit sharing contribution. Participants’ interests in the Company’s matching and profit sharing contributions vest 20% per year in the first through fifth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. In December 2004, the Company approved two plan changes, both effective January 1, 2005. The first change allows employee deferrals to be eligible to receive the Company matching contribution immediately as opposed to the plan’s prior one-year eligibility requirement. The second change revises the 401(k) Company matching contribution to a 50% match for each dollar an employee contributes to the 401(k), up to 6% of the employee’s eligible compensation. The Company’s contributions, including the matching contributions, charged to income under the 401(k) were $56 million, $48 million and $42 million for 2005, 2004 and 2003, respectively.

The Company has an Employee Stock Retirement Plan (“ESRP”) in which eligible employees participate. Cash or stock contributions to the ESRP are based upon amounts determined annually by the Board of Directors and are allocated to participants’ accounts based on their annual eligible compensation. The Company recognizes the fair value of the Company’s common stock or the amount of cash contributed in the year of contribution as compensation expense. The vesting requirements for the ESRP are the same as the vesting requirements for the Company’s contributions to the 401(k). Any participant who leaves the Company, whether by retirement or otherwise, may be able to elect to receive either cash or shares of Company common stock as a distribution from their account. Shares of Company common stock distributed from the ESRP bear a limited put option that, if exercised, would require the Company to repurchase all or a portion of the shares at their then current fair value during two specified 60-day periods following distribution. If the shares are not put to the Company during the specified periods, the shares no longer bear a put option, and the Company will not be required to repurchase the shares. Although it has no current intention to do so, if necessary, the Company believes it has the ability to eliminate the limited put option feature on shares held by the ESRP. At January 31, 2004, shares distributed from the ESRP with the limited put option represented a potential repurchase obligation of $19 million. During 2005, none of the total outstanding potential repurchase amount at January 31, 2004 was actually put to the Company. At January 31, 2005, shares distributed from the ESRP that bear a limited put option represented a potential repurchase obligation of $41 million. The ESRP held 48 million shares of common stock at January 31, 2005 and 50 million shares of common stock at January 31, 2004 with a fair value of $1.9 billion and $1.8 billion, respectively. Contributions charged to income under the ESRP were $39 million, $55 million and $52 million for 2005, 2004 and 2003, respectively.

The Company has a principal bonus compensation plan, which provides for bonuses to reward outstanding performance. Bonuses are paid in the form of cash, fully vested or vesting shares of the Company’s common stock. Awards of vesting shares of the Company’s common stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The fair market value of these vesting shares awarded is recorded as unearned compensation which is included in stockholders’ equity and amortized over the vesting period. The amounts charged to income under these plans were $121 million, $106 million and $77 million for 2005, 2004 and 2003, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the “Stock Compensation Plans.” The Stock Compensation Plans provide for awards in share units to eligible employees that generally correspond to shares of the Company’s common stock, held in trust for the benefit of participants. Participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. The fair value of shares awarded under these plans is recorded as unearned compensation which is included in stockholders’ equity and amortized over the vesting period. The amount charged to income under these plans was $7 million in 2005, and $6 million in 2004 and in 2003.

The Company also has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of the Company’s common stock at a discount of 15% of the existing fair market value. There are no charges to income under this plan because it is a non-compensatory plan. The pro forma effect on net income and earnings per share of stock compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation” is presented in Note 1. At January 31, 2005, 10 million shares of the Company’s common stock were reserved for issuance under the ESPP.

The Company maintains two deferred compensation plans for the benefit of key executives and directors and allows eligible participants to elect to defer all or a portion of their annual bonus compensation. The Company makes no contributions under the Keystaff Deferral Plan but does credit participant accounts for deferred compensation amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (6.03% in 2005). Deferred balances will generally be paid upon termination unless the participant has met the 10 year service requirement to defer distribution to age 65. Under the Key Executive Stock Deferral Plan, eligible participants may elect to defer all or a portion of their annual bonus compensation. The Company makes no contributions to the accounts of participants, which generally correspond to shares of the Company’s common stock held in a trust for the benefit of participants. Deferred balances will generally be paid upon retirement or termination.

Note 11—Pension Plan:

The Company had four defined benefit pension plans and two postretirement benefit plans for employees and retirees of the Company’s former Telcordia subsidiary. Three of the pension plans were unfunded, non-qualified plans that provide benefits to certain members of management at Telcordia. All these plans were assumed by the buyer of Telcordia (Note 21) and, therefore, the related disclosures are not included as the plans are no longer reflected in continuing operations of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for the Company’s foreign defined benefit pension plan for certain employees in the United Kingdom. The plan has a January 31 measurement date.

	Year ended January 31
	2005	2004
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$76	$60
Service cost	3	2
Interest cost	4	3
Plan participants’ contributions	1	1
Actuarial loss	8	4
Benefits paid	(1)	(1)
Foreign currency translation	4	7

Benefit obligation at end of year	$95	$76

Change in plan assets:
Fair value of plan assets at beginning of year	$53	$34
Actual gain on plan assets	5	8
Company contributions	3	6
Plan participants’ contributions	1	1
Benefits paid	(1)	(1)
Foreign currency translation	2	5

Fair value of plan assets at end of year	$63	$53

Funded status at end of year	$(32)	$(24)
Unrecognized net actuarial loss	38	31

Net prepaid benefit cost	$6	$7

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(19)	$(13)
Accumulated other comprehensive income (pre-tax)	25	20

Net prepaid benefit cost	$6	$7

The accumulated benefit obligation for the defined benefit pension plan was $82 million and $66 million at January 31, 2005 and 2004, respectively. The fair value of the pension assets was less than the accumulated benefit obligation at January 31, 2005 and 2004. As a result, a minimum pension liability adjustment, net of tax, of $3 million and $4 million was included in other comprehensive income in 2005 and 2004, respectively.

Amounts for the defined benefit pension plan with an accumulated benefit obligation in excess of plan assets are as follows:

	Year ended January 31
	2005	2004
	(In millions)
Projected benefit obligations	$95	$76
Accumulated benefit obligations	$82	$66
Fair value of plan assets	$63	$53

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost to the Company of this plan are as follows:

	Year ended January 31
	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$3	$2	$2
Interest cost	4	3	2
Expected return on plan assets	(4)	(3)	(3)
Amortization of actuarial loss	1	2	1
Charges for special termination benefit			4

Net periodic benefit cost	$4	$4	$6

Actuarial Assumptions

The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension were as follows:

	Pension plan
	2005	2004
Assumptions used to determine benefit obligations at the plan’s January 31 measurement date:
Discount rate	5.3%	5.5%
Rate of compensation increase	3.6%	3.5%
Assumptions used to determine net periodic benefit cost for the year ended January 31:
Discount rate	5.5%	5.5%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	3.5%	3.5%

The long-term rate of return assumption represents the expected average earnings on funds invested or to be invested by the plans. This return is determined in consultation with investment advisors and is based on a variety of factors including long-term historical market returns for the various asset classes in the plans and review of peer data. A weighting of these asset class returns, based on the anticipated long-term allocation of the asset classes in the plans, is performed to determine an overall average expected long-term rate of return.

Plan Assets

As of the measurement date, pension plan assets were allocated as follows:

	Pension plan
	2005	2004
International equity securities	75%	76%
Debt securities	19%	22%
Real estate and cash	6%	2%

	100%	100%

The Company’s overall investment strategy for all pension plan assets is to utilize a total return investment approach whereby a mix of equities, fixed income, real estate and cash investments are used to maximize the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long-term return of plan assets for a prudent level of risk. Risk tolerance is established through consideration of plan demographics, plan liabilities, plan funded status and overall corporate financial condition. The investment portfolio contains a diversified blend of international equity securities, fixed income securities, and real estate investments. Target asset allocation as prescribed by the investment strategy is substantially similar to actual allocation at measurement date.

Cash Flows

During 2006, the Company expects to contribute approximately $3 million to the defined benefit pension plan. Estimated annual benefit payments, which reflect expected future service, as appropriate, are expected to be $1 million for each of the years in 2006 to 2010. Estimated benefit payments for 2011 through 2015 are expected to be $17 million.

Other

The Company also makes contributions to a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan. If the Company were to cease to be the contractor as a result of a recompetition process, this defined benefit pension plan would transfer to the new contractor. In addition, certain employees at AMSEC LLC, a consolidated joint venture, continue to participate in a defined benefit pension and a retiree medical and life insurance plan sponsored by the other joint venture participant. AMSEC LLC recorded expense of $1 million, $1 million and $2 million in 2005, 2004 and 2003, respectively, for payments made to the other joint venture partner for the cost of the benefits these plans provide.

Note 12—Income Taxes:

Income from continuing operations before income taxes includes the following:

	Year ended January 31
	2005	2004	2003
United States	$386	$354	$163
Foreign	17	10	5

	$403	$364	$168

The provision for income taxes includes the following:

	Year ended January 31
	2005	2004	2003
	(In millions)
Current:
Federal	$83	$95	$220
State	(18)	19	24
Foreign	8	4	1
Deferred:
Federal	54	19	(176)
State	4	3	(8)

	$131	$140	$61

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are provided for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax (liabilities) assets are comprised of the following:

	January 31
	2005	2004
	(In millions)
Accrued vacation pay	$44	$39
Investment in affiliates	17	41
Deferred compensation	29	26
Vesting stock bonuses	18	18
State taxes	6	2
Accrued liabilities	5	2
Unrealized net losses on marketable securities	2
Other		6

Total deferred tax assets	121	134

Employee benefit contributions	(9)	(17)
Deferred revenue	(84)	(27)
Depreciation and amortization	(1)	(7)
Unrealized net gains on marketable securities		(1)
Other	(10)

Total deferred tax liabilities	(104)	(52)

Net deferred tax assets	$17	$82

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax (35%) to income from continuing operations before income taxes follows:

	Year ended January 31
	2005	2004	2003
	(In millions)
Amount computed at statutory rate	$141	$127	$58
State income taxes, net of federal tax benefit	(9)	14	10
Contribution of appreciated property			(5)
Change in tax accruals	(1)	(1)	(3)
Non-deductible items	1	1	1
Non-taxable interest income	(1)	(1)

	$131	$140	$61

Effective income tax rate	32.5%	38.4%	36.4%

Income taxes paid in 2005, 2004 and 2003 amounted to $34 million, $79 million and $173 million, respectively.

The 2005 current state tax provision reflects the favorable settlement of state income tax audits and approved refund claims for state taxes and credits.

The Company is subject to routine compliance reviews by the Internal Revenue Service, which is currently auditing 2001 to 2003, and other taxing jurisdictions on various tax matters, including challenges to various positions the Company has taken. The Company has recorded liabilities for tax contingencies for open years

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based upon its best estimate of the taxes ultimately expected to be paid. A significant portion of the Company’s income taxes payable balance is comprised of tax accruals that have been recorded for tax contingencies. The Company is currently undergoing several routine examinations. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals.

Note 13—Notes Payable and Long-Term Debt:

Notes payable and long-term debt consist of the following:

	January 31
	2005	2004
	(In millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	548	548
7.125% notes due 2032	248	248
6.75% notes due 2008	95	95
3-year note due 2006	30	45
Other notes payable	68	50

	1,285	1,282
Less current portion	70	50

	$1,215	$1,232

In conjunction with the acquisition of a business, in December 2003, the Company’s 55% owned joint venture, AMSEC LLC, entered into a 3-year term note for $45 million (“3-year note”) maturing December 1, 2006. The 3-year note is secured by certain assets of the joint venture. Principal is paid quarterly and interest is paid monthly. The interest rate is adjusted monthly based on 30-day LIBOR plus 85 basis points and was 3.24% at January 31, 2005.

In June 2003, the Company completed a private offering of $300 million of senior unsecured notes (“5.5% notes”). The 5.5% notes are due on July 1, 2033 with interest payable on a semi-annual basis beginning January 1, 2004. The note discounts, issuance costs and the loss on the treasury lock contracts (Note 8) are amortized to interest expense, using the effective interest method, which results in an effective interest rate of 5.8%. In January 2004, the Company completed an exchange of substantially all the private notes for new notes registered with the SEC. These new registered notes are identical in all material respects to the terms of the notes issued in June 2003. The fair values of the 5.5% notes exceeded the carrying value by $400 thousand at January 31, 2005.

In June 2002, the Company issued $550 million of 6.25% senior unsecured notes (“6.25% notes”) and $250 million of 7.125% senior unsecured notes (“7.125% notes”). The 6.25% notes and the 7.125% notes are due on July 1, 2012 and July 1, 2032, respectively, with interest payable semi-annually beginning January 1, 2003. The note discounts, issuance costs and the loss on the treasury lock contracts (Note 8) are amortized to interest expense, which results in an effective interest rate of 6.5% for the 6.25% notes and 7.43% for the 7.125% notes. The fair values of the 6.25% notes and 7.125% notes exceeded the carrying value by $55 million and $52 million, respectively, at January 31, 2005.

In January 1998, the Company issued $100 million of 6.75% notes with a nominal discount (“6.75% notes”) which are due February 1, 2008 with interest payable semi-annually beginning August 1, 1998. The 6.75% notes

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have an effective interest rate of 8.3%, due principally to the amortization of a loss on a forward treasury lock agreement, the discount on issuance of the notes and underwriting fees associated with the offering. The fair value of the 6.75% notes exceeded the carrying value by $14 million at January 31, 2005. During 2005, the Company entered into interest rate swaps as described in Note 8.

The Company is subject to certain restrictions on the notes described above, such as limitations on liens, sale and leaseback transactions and consolidation, merger and sale of assets. As of January 31, 2005, the Company was in compliance with the restrictions.

The Company has various other notes payable with interest rates from 2.5% to 6.0% that are due on various dates through 2016.

Maturities of notes payable and long-term debt are as follows:

Year ending January 31	(In millions)
2006	$70
2007	23
2008	1
2009	1
2010	96
2011 and after	1,094

$1,285

Note 14—Earnings Per Share:

A summary of the elements included in the computation of basic and diluted EPS is as follows (in millions, except per share amounts):

	Year ended January 31
	2005			2004			2003
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Net income	$409			$351			$259

Basic EPS		183	$2.23		185	$1.90		196	$1.32

Effect of dilutive securities:
Stock options		5			3			7
Other stock awards					1

Diluted EPS		188	$2.18		189	$1.86		203	$1.28

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of changes in outstanding options under the plans during the three years ended January 31, 2005, is as follows:

	Shares of common stock under options	Weighted average exercised price	Shares of common stock exercisable under options
	(In millions)		(In millions)
February 1, 2002	46	$20.13	17
Options granted	12	$32.20
Options canceled	(2)	$26.67
Options exercised	(12)	$10.46

January 31, 2003	44	$25.54	15
Options granted	10	$29.14
Options canceled	(3)	$28.60
Options exercised	(9)	$15.26

January 31, 2004	42	$28.50	15
Options granted	7	$36.68
Options canceled	(2)	$30.38
Options exercised	(10)	$23.20

January 31, 2005	37	$31.44	14

As of January 31, 2005, 63 million shares of common stock were reserved for issuance upon exercise of options which are outstanding or which may be granted. Included in this amount are 400 thousand shares of common stock that the Company has made available for issuance, purchase or option grant to employees, prospective employees and consultants, generally contingent upon commencement of employment or the occurrence of certain events.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of options outstanding as of January 31, 2005 is as follows:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price
	(In millions)		(In years)	(In millions)
$25.92 to $30.87	5	$27.56	.2	5	$27.56
$30.20 to $32.27	7	$30.98	1.1	4	$30.98
$28.31 to $33.06	9	$32.18	2.1	3	$32.18
$28.60 to $31.79	9	$29.14	3.1	2	$29.15
$36.52 to $38.14	7	$36.68	4.1		$36.67

	37			14

Note 16—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expenses for facilities and equipment were $109 million, $107 million and $114 million in 2005, 2004 and 2003, respectively, which is net of sublease income of $6 million, $5 million and $19 million in 2005, 2004 and 2003, respectively.

In 2004, the Company was awarded a contract with the Greek Government (Note 22) that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The lease term commences as soon as the development and integration of the system under contract is completed and accepted by the customer. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Accordingly, the maximum contingent lease liability of approximately $98 million at January 31, 2005 is not reflected in the future minimum lease commitments table below and such amount has not been recorded in the consolidated financial statements.

Minimum lease commitments, primarily for facilities under all non-cancelable operating leases in effect at January 31, 2005 are as follows:

Year ending January 31	Operating lease commitment	Sublease income
	(In millions)
2006	$100	$(5)
2007	67	(4)
2008	42	(4)
2009	29	(4)
2010	16	(2)
2011 and after	9

	$263	$(19)

As of January 31, 2005, the Company has capital lease obligations of approximately $6 million that are payable over the next three years.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Supplementary Income Statement and Cash Flow Information:

Charges to costs and expenses for depreciation of property, plant and equipment and assets acquired under capital leases were $36 million, $30 million and $30 million for 2005, 2004 and 2003, respectively.

Included in selling, general and administrative expenses are independent research and development costs of $25 million, $19 million and $19 million in 2005, 2004 and 2003, respectively.

Total interest paid in 2005, 2004 and 2003 amounted to $87 million, $73 million and $34 million, respectively.

Note 18—Gain on Sale of Business Units, Net:

In 2005 and 2003, the Company recognized gains before income taxes of $2 million and $5 million, respectively, from the sale of business units and settlement of contingent liabilities related to business units that were sold in prior years.

Note 19—Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses:

Net (loss) gain on marketable securities and other investments, including impairment losses, consists of the following:

	Year ended January 31
	2005	2004	2003
	(In millions)
Impairment losses	$(20)	$(19)	$(108)
Net gain on sale of investments	4	24	22
Net loss on derivative instruments			(48)

	$(16)	$5	$(134)

The Company recognized impairment losses on certain marketable and private equity securities due to declines in fair value which were deemed to be other-than-temporary. Of the total impairment losses in 2005, 2004 and 2003, $20 million, $19 million and $87 million, respectively, were impairments related to the Company’s private equity securities. In 2003, total impairment charges also included impairments on publicly traded equity securities of $21 million. As of January 31, 2005, the Company held private equity securities with a carrying value of $47 million.

In 2004, the primary component of the net gain before income taxes from the sale of investments was a gain before income taxes of $17 million from the sale of the Company’s investment in publicly-traded equity securities of Tellium, Inc. The remainder of the aggregate gain was related to sales of certain other investments. In 2003, the net gain before income taxes from the sale of investments includes a net gain before income taxes of $14 million related to the liquidation of all the Company’s remaining shares and related equity collars in VeriSign and Amdocs. In 2003, the Company also recognized a net gain before income taxes of $8 million from the sale of certain other investments.

As described in Note 8, as of January 31, 2003, the Company no longer held derivative instruments related to its portfolio of publicly-traded equity securities. However, during 2003 the Company recognized a net loss before income taxes of $48 million primarily from changes in the fair value of its equity collars and warrants as described in Note 8.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Realignment Costs:

In January 2004, the Company undertook an organizational realignment, primarily in the Government segment, to better align its operations with major customers and key markets and to create larger operating units. As a result, in 2004, the Company had involuntary workforce reductions of 260 employees and recorded related charges of $8 million in selling, general and administrative expenses. The one-time termination benefits consisted of severance benefits, extension of medical benefits and outplacement services aggregating $7 million and accelerated vesting stock compensation of $1 million. As of January 31, 2005, the Company no longer has a liability related to realignment activities as these liabilities were paid out during 2005.

Note 21—Discontinued Operations:

Telcordia

On November 17, 2004, the Company entered into a definitive stock purchase agreement, as amended, to sell its ownership in Telcordia to TTI Holding Corporation (“Buyer”), an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc., for cash of $1.35 billion. On March 15, 2005, the sale of Telcordia was completed. The initial sales price of $1.35 billion is subject to a working capital adjustment, a reduction for the net proceeds from a sale leaseback transaction of certain Telcordia-owned real estate between Telcordia and an unrelated third party in conjunction with the closing of the sale of Telcordia, and other adjustments as agreed upon between the Buyer and the Company. The preliminary cash proceeds from the sale were $1.02 billion after reduction for an estimated working capital adjustment of $225 million, which includes $201 million related to certain Telcordia customer contract prepayments that were received in December 2004 and January 2005 and a reduction for proceeds of $110 million from the sale leaseback transaction. The Company received the contract prepayments included in the working capital adjustment and the proceeds from the real estate transaction before the close of the sale.

The preliminary purchase price is subject to final adjustment no earlier than 60 days from the closing date, as the Buyer and Telcordia have 30 days to complete the final closing balance sheet for the final purchase price adjustments and then the Company has 30 days to review the final closing balance sheet. In addition to the cash purchase price received at closing, the Company is entitled to receive additional amounts as contingent purchase price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia, both described in Note 22. The Company has indemnified the Buyer for all income tax obligations on and through the date of close. While the Company believes it has adequate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. The Company also has customary indemnification obligations owing to the Buyer, as well as an obligation to indemnify the Buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated financial statements for 2004 and 2003 have been reclassified to reflect Telcordia as an asset held for sale and discontinued operations. Telcordia’s results of operations had previously been reported as the Non-Regulated Telecommunications segment. The summary of operating results from Telcordia’s discontinued operations is as follows:

	Year ended January 31
	2005	2004	2003
	(In millions)
Revenues	$874	$887	$1,068
Costs and expenses:
Cost of revenues	489	484	604
Selling, general and administrative expenses	235	258	275

Operating income	150	145	189
Other income (expense), net	(1)	1

Income before income taxes	149	146	189
Provision for income taxes	16	19	37

Income from discontinued operations	$133	$127	$152

Assets and liabilities of Telcordia that are held for sale are included in assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheet and consisted of the following:

	January 31
	2005	2004
	(In millions)
Assets held for sale:
Cash	$6	$1
Receivables, net	92	84
Prepaid expenses and other current assets	10	4
Property, plant and equipment	125	129
Intangible assets	44	24
Goodwill	91	45
Prepaid pension assets	526	556
Other assets	6	6

	$900	$849

Liabilities held for sale:
Accounts payable and accrued liabilities	$(371)	$(322)
Accrued payroll and employee benefits	(53)	(56)
Other postretirement benefits	(154)	(145)
Other long-term liabilities	(35)	(40)

	$(613)	$(563)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, included in the liabilities of discontinued operations on the consolidated balance sheet are the following current deferred tax balances related to the Telcordia discontinued operations:

	January 31
	2005	2004
	(In millions)
Deferred tax asset related to excess tax basis in investment in Telcordia over the financial reporting basis	$32
Deferred tax asset related to discontinued operations	28	$36
Deferred tax liability related to discontinued operations	(127)	(132)

Net deferred tax liabilities included in liabilities of discontinued operations	$(67)	$(96)

In 2005, prior to the announcement of the sale of Telcordia, Telcordia adopted and communicated to all its defined benefit pension plan participants a plan to redesign pension benefits. Telcordia had planned to freeze its four defined benefit pension plans such that there would be no future cost accruals under these plans for service rendered after the effective date of January 1, 2005. The redesign of these pension benefits would have triggered a curtailment of the benefit obligation and a remeasurement of the plans as of the date of adoption. Due to the planned sale of Telcordia, in August 2004, Telcordia deferred indefinitely the implementation of the pension benefit redesign. As a result of this decision, the Company did not recorded a curtailment of the benefit obligation nor a reduction in the projected benefit obligation during 2005.

INTESA Joint Venture

In 2003, the Company’s foreign joint venture, INTESA, ceased operations and was classified as discontinued operations. As described in Note 22, in 2005, the Company received an approximate $6 million settlement of an insurance claim. This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain on discontinued operations of $4 million, net of income tax expense of approximately $2 million. INTESA and the Company are involved in various legal proceedings relating to INTESA as described in Note 22.

Note 22—Commitments and Contingencies:

The Company has various commitments as of January 31, 2005, which include outstanding letters of credit aggregating $278 million, principally related to guarantees on contracts with domestic commercial and foreign government customers, and outstanding surety bonds aggregating $92 million, principally related to performance and payment type bonds. Included in the outstanding letters of credit is $117 million issued under the Company’s five year revolving credit facility (Note 9).

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (“ICC”) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. On November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed. On January 24, 2005, the District Court declined to confirm Telcordia’s award and in a February 17, 2005 opinion concluded that the District Court does not have personal jurisdiction over Telkom South Africa. Telcordia is currently reviewing the Court’s ruling and considering its further legal options, including an appeal.

On March 15, 2005, the Company completed the sale of Telcordia (Note 21). Pursuant to the definitive stock purchase agreement, the Company is entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, the Company is obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2005 and 2004.

Firm Fixed-price Contract with the Greek Government

The Company has a firm fixed-price contract with the Greek Government, as represented by the Ministry of Defense, to provide the security infrastructure that was used to support the 2004 Athens Summer Olympic Games. Shortly before the start of the Olympic Games, on July 7, 2004, the Company entered into an agreement (the “Memorandum of Understanding”) with the Greek Government, as represented by the Coordination Committee for Olympic Preparation, pursuant to which the parties (i) recognized that the delivery and acceptance of the system had not been completed by the scheduled date, (ii) agreed on the delivery to the customer of the system in its then current state for use at the Olympic games, (iii) agreed on a process for completing testing and acceptance of the system after the Olympic Games with final acceptance to occur no later than October 1, 2004, (iv) required the Greek Government to proceed with the necessary actions for the completion of a contract modification as soon as possible, and (v) agreed that the Company would receive a milestone payment immediately upon the execution of the contract modification. To date, the contract modification contemplated by the Memorandum of Understanding has not been executed, and the customer has not formally accepted the system under the terms of the contract.

As of January 31, 2005, the Company has net billed and unbilled receivables totaling $24 million. The unbilled receivables cannot be billed until customer acceptance or a contract modification is executed. The Company has been actively pursuing an amendment to the contract and the completion of testing and acceptance of the system. The parties have had numerous disagreements concerning the scope, duration and results of the testing acceptance process required and other contractual issues.

The Company has subcontracted a significant amount of the customer requirements under the contract, and payments to the subcontractors are generally required only if the Company receives payment from the customer, unless the non-payment results from the Company’s failure to perform in accordance with the customer contract. In addition, the contract required the Company to lease certain equipment under an operating lease from a subcontractor for ten years as further described in Note 16. This subcontractor recently advised the Company by letter that it intends to suspend its services related to the leased equipment unless it receives an $8.7 million payment. It requested that the Company forward its letter to the Company’s customer, which the Company did. To date, the customer has not responded.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with this contract, the Company entered into payment and performance bonding requirements on the contract totaling $251 million. The bonding requirements have been met through the issuance of standby letters of credit of which $117 million was issued under the Company’s credit facility (Note 9) and $134 million was issued by certain other banks. Under the terms of these bonding arrangements, the customer could call these standby letters of credit at any time.

The Company has been in discussions with the customer to attempt to resolve the contractual issues through an appropriate contract amendment. The Greek Government recently advised the Company that it will not be able to execute a contract amendment until an issue concerning the legality of the contract is resolved. The Company has recorded the financial position of the contract based on its best estimate of the loss to be realized under the contract. However, the situation is extremely complex and dynamic, involving multiple government agencies, customer elements and government representatives having different roles and at times, expressing inconsistent positions. During 2005, the Company recorded a $34 million loss on this contract, reflecting changes in management’s estimate of the loss on this contract as a result of continued delays in the testing and acceptance process and other recent developments. This loss also includes the effect of subcontractor liabilities that management estimates will not be paid under the subcontract terms. In 2004, the contract loss was not material.

DS&S Joint Venture

The Company has guaranteed approximately $13 million of DS&S bank debt obligations, representing approximately 50% of a $25 million credit facility. DS&S has utilized the entire credit facility with a term loan and outstanding letters of credit related to bonding requirements for performance on contracts, and is currently in default of certain bank debt covenants. At January 31, 2005, the Company provided a loan of $1 million to DS&S. The Company and the other joint venture partner have each guaranteed the payment of 50% of certain legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation. As of January 31, 2005, the fair value of the guarantee for legal and accounting fees is not material to the Company and the Company has not had to perform on any of the guarantees.

INTESA Joint Venture

In January 1997, the Company formed and held 60% of the common stock of the INTESA joint venture, which was to provide information technology services in Latin America. In 2003, due to the political and economic environment in Venezuela, a general work stoppage in Venezuela affected the petroleum sector, including INTESA and PDVSA the other joint venture partner. Due to the suspension of operations, general work force strike and the Company’s relationship with PDVSA, the operations of INTESA did not resume and was classified as discontinued operations in 2003. The Company had strongly recommended that INTESA file for bankruptcy as required under Venezuelan law, but PDVSA had refused to support such a filing. INTESA is still involved in various legal proceedings, including a criminal investigation of INTESA, initiated in 2003 by the Attorney General of Venezuela, alleging unspecified sabotage by INTESA employees. In 2004, the SENIAT, the Venezuelan tax authority, filed a claim against INTESA for approximately $30 million for alleged non-payment of VAT taxes in 1998. In addition, the Company’s subsidiary SAIC Bermuda, in its capacity as a shareholder of INTESA, has been added at the request of PDVSA as a defendant to a number of suits by INTESA employees claiming unpaid severance and pension benefits. The Company’s Venezuelan counsel advises that the Company does not have any legal obligation for these claims, but given the unsettled political environment in Venezuela, their outcome is uncertain.

In 2004, the Venezuelan Supreme Court granted PDVSA’s request for injunctive relief against INTESA on the basis of public interest of Venezuela, which obligated INTESA to transfer to PDVSA all the information technology and equipment that related to PDVSA. PDVSA took certain actions, including denying INTESA access to certain of its facilities and assets, which the Company believed constituted expropriation without compensation. On September 4, 2003, the Company filed a claim of approximately $10 million with the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Overseas Protection Insurance Company (“OPIC”), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments and instrumentalities, on the basis that PDVSA and the Venezuelan government’s conduct constituted the expropriation of the Company’s investment in INTESA without compensation. On February 24, 2004, OPIC made a finding that expropriation had occurred and on May 11, 2004, OPIC paid the Company approximately $6 million in settlement of the Company’s claim. On July 12, 2004, OPIC issued its memorandum of decision and determined that PDVSA and the Venezuelan government totally expropriated the Company’s interest in INTESA. OPIC also determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA in a separate proceeding.

Under the 1997 outsourcing services agreement between INTESA and PDVSA, the Company guaranteed INTESA’s obligations. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50 million. Therefore, the Company’s maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. There currently is no liability recorded related to this guarantee. The Company does not have any assets or liabilities recorded related to this discontinued operation as of January 31, 2005 and 2004.

Other Joint Ventures

In one of the Company’s investments in affiliates accounted for under the equity method, the Company is an investor in Danet Partnership GBR (“GBR”), a German partnership. GBR has an internal equity market similar to the Company’s limited market. The Company is required to provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control and all GBR investors in the event of a change of control to put their GBR shares to the Company in exchange for the current fair value of those shares. The Company may pay the put price in shares of its common stock or cash. The Company does not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. The maximum potential obligation, if the Company assumes all the current GBR employees are withdrawing from GBR, would be $13 million as of January 31, 2005. If the Company were to incur the maximum obligation and buy all the shares outstanding from the other investors, the Company would then own 100% of GBR.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, as of January 31, 2005, the Company is not able to project the maximum potential amount of future payments it could be required to make under the guarantee but, based on current conditions, the likelihood of having to make any payment is remote. There currently is no liability recorded relating to this guarantee.

On September 15, 2004, the Company entered into an agreement to form a joint venture with EG&G Technical Services, Inc. (“EG&G”) and Parsons Infrastructure & Technology Group, Inc. (“Parsons”) to form Research and Development Solutions, LLC (“RDS”), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have an equal joint venture interest of 33 1/3%. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $218 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2005, the fair value of the guarantee is not material to the Company.

Gracian v. SAIC Class Action Lawsuit

On March 4, 2005, the Company was served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that the Company improperly required exempt salaried and professional employees in the State of California to utilize their paid leave balances for partial day absences. The plaintiffs contend that the Company’s policy violates California law and seeks, among other things, the unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, punitive damages and attorney fees. The Company is analyzing the lawsuit and the underlying issues. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

In the normal conduct of its business, the Company seeks to monetize its patent portfolio through licensing agreements. The Company also has and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time. During 2005, our former Telcordia subsidiary settled a patent infringement case and recognized a gain, net of legal costs and before income taxes, of $14 million. This gain was recorded as a reduction in selling, general and administrative expenses and is reflected in discontinued operations. As described in Note 21, per the terms of the sale of Telcordia that was completed on March 15, 2005, the Company will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, will have a material adverse effect on its consolidated financial position, results of operations, or cash flows or ability to conduct business.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two years is as follows:

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
	(In millions, except per share amounts)
2005
Revenues	$1,706	$1,768	$1,837	$1,876
Operating income	$120	$114	$130	$124
Income from continuing operations	$67	$52	$68	$85
Income from discontinued operations	$22	$29	$27	$59
Net income	$89	$81	$95	$144

Basic earnings per share(2)	$.48	$.44	$.52	$.80
Diluted earnings per share(2)	$.47	$.43	$.51	$.78

2004
Revenues	$1,271	$1,445	$1,529	$1,588
Operating income	$89	$98	$115	$93
Income from continuing operations	$51	$60	$78	$35
Income from discontinued operations	$18	$31	$38	$40
Net income	$69	$91	$116	$75

Basic earnings per share(2)	$.37	$.49	$.63	$.41
Diluted earnings per share(2)	$.37	$.48	$.61	$.40

(1)	Amounts for the first, second and third quarters of 2005 and all quarters in 2004 have been reclassified to conform to the presentation of Telcordia as discontinued operations at January 31, 2005.

(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.