Form 10-Q
period 2005-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2005-06-06
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes ☐ No ☑

As of May 31, 2005, the Registrant had 174,696,932 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 216,593 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in millions, except per share amounts)

	Three months ended April 30
	2005	2004
Revenues	$1,846	$1,706
Costs and expenses:
Cost of revenues	1,627	1,499
Selling, general and administrative expenses	107	87

Operating income	112	120

Non-operating income (expense):
Net (loss) gain on marketable securities and other investments, including impairment losses	(2)	3
Interest income	19	8
Interest expense	(22)	(22)
Other income (expense), net	1	(2)
Minority interest in income of consolidated subsidiaries	(3)	(3)

Income from continuing operations before income taxes	105	104
Provision for income taxes	50	37

Income from continuing operations	55	67
Discontinued operations (Note 12):
Income from discontinued operations of Telcordia before income taxes (including gain on sale of $865 million for the three months ended April 30, 2005)	865	29
Gain from discontinued operations of INTESA joint venture		6
Provision for income taxes	335	13

Income from discontinued operations	530	22

Net income	$585	$89

Earnings per share:
Basic:
Income from continuing operations	$.31	$.36
Income from discontinued operations	2.96	.12

	$3.27	$.48

Diluted:
Income from continuing operations	$.30	$.35
Income from discontinued operations	2.88	.12

	$3.18	$.47

Common equivalent shares:
Basic	179	184

Diluted	184	190

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	April 30, 2005	January 31, 2005
ASSETS
Current assets:
Cash and Cash equivalents	$1,811	$983
Investments in marketable securities	1,375	1,367
Receivables, net	1,576	1,563
Prepaid expenses and other current assets	155	173
Assets of discontinued operations		900

Total current assets	4,917	4,986
Property, plant and equipment (less accumulated depreciation of $226 and $217 at April 30, 2005 and January 31, 2005, respectively)	341	339
Intangible assets	44	50
Goodwill	476	468
Deferred income taxes	67	69
Other assets	97	98

	$5,942	$6,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$864	$864
Accrued payroll and employee benefits	307	433
Income taxes payable	507	200
Notes payable and current portion of long-term debt	49	70
Deferred income taxes	56	52
Liabilities of discontinued operations		680

Total current liabilities	1,783	2,299
Long-term debt, net of current portion	1,211	1,215
Other long-term liabilities	101	99
Commitments and Contingencies (Note 11)
Minority interest in consolidated subsidiaries	47	46
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,428	2,278
Retained earnings	511	212
Other stockholders’ equity	(107)	(105)
Accumulated other comprehensive loss	(34)	(36)

Total stockholders’ equity	2,800	2,351

	$5,942	$6,010

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in millions)

	Three months ended April 30
	2005	2004
Cash flows from operating activities:
Net income	$585	$89
Gain from discontinued operations, net of tax	(530)	(22)
Adjustments to reconcile net income to net cash used in continuing operating activities:
Depreciation and amortization	16	12
Non-cash compensation	47	71
Impairment losses on marketable securities	2
Other	4	3
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(13)	(195)
Prepaid expenses and other current assets	18	(17)
Deferred income taxes	4	(1)
Other assets	(2)	4
Accounts payable and accrued liabilities	(17)	42
Accrued payroll and employee benefits	(126)	(109)
Income taxes payable	(1)	31
Other long-term liabilities	6	17

Total cash flows used in operating activities	(7)	(75)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(11)	(6)
Acquisitions of business units, net of cash acquired		(14)
Payment for businesses acquired in previous years	(12)	(9)
Purchases of debt and equity securities available-for-sale	(9)	(205)
Proceeds from sale of investments in marketable securities and other investments	1	119
Other	(1)	(1)

Total cash flows used in investing activities	(32)	(116)

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	10	5
Payments of notes payable and long-term debt	(34)	(4)
Dividends paid to minority interest stockholders	(1)	(1)
Sales of common stock	19	26
Repurchases of common stock	(232)	(162)

Total cash flows used in financing activities	(238)	(136)

Decrease in cash and cash equivalents from continuing operations	(277)	(327)

Cash from (used in) operating activities of discontinued operations	12	(12)
Cash from investing activities of discontinued operations	1,093

Increase (decrease) in cash and cash equivalents from discontinued operations	1,105	(12)

Cash and cash equivalents at beginning of period	983	1,099

Cash and cash equivalents at end of period	$1,811	$760

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$82	$69

Fair value of assets acquired in acquisitions		$17
Cash paid in acquisitions		(14)
Issuance of common stock in acquisitions

Liabilities assumed in acquisitions		$3

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

Certain amounts for the three months ended April 30, 2004 have been reclassified in the condensed consolidated financial statements to conform to the presentation as of and for the three months ended April 30, 2005.

In the opinion of management, the unaudited financial information as of April 30, 2005 and for the three months ended April 30, 2005 and 2004 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2005 Annual Report on Form 10-K.

Discontinued Operations

On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (“Telcordia”). The operating results of Telcordia have been classified as discontinued operations (Note 12) for all periods presented.

Common Stock

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05. As of April 30, 2005 and January 31, 2005, 174,771,000 and 177,369,000 shares of Class A common stock, respectively, and 217,000 shares of Class B common stock were issued and outstanding. Each share of Class B common stock is convertible into 20 shares of Class A common stock. Class A common stock and Class B common stock are collectively referred to as common stock in the condensed consolidated financial statements and notes to condensed consolidated financial statements and are shown assuming that the Class B common stock was converted into Class A common stock.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as described in Note 1 of the notes to consolidated financial statements of the Company’s 2005 Annual Report on Form 10-K:

	Three months ended April 30
	2005	2004
	(In millions, except per share amounts)
Net income, as reported	$585	$89
Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effect	5	(7)

Pro forma net income	$590	$82

Earnings per share:
Basic – as reported	$3.27	$.48

Basic – pro forma	$3.30	$.44

Diluted – as reported	$3.18	$.47

Diluted – pro forma	$3.21	$.43

For the three months ended April 30, 2005, the pro forma stock-based employee compensation adjustment resulted in income rather than expense because a significant number of unvested stock options were forfeited by employees of Telcordia as a result of the sale of Telcordia (Note 12).

Note 2 – Business Segment Information:

The following summarizes interim business segment information:

	Three months ended April 30
	2005	2004
	(In millions)
Revenues:
Government	$1,717	$1,594
Commercial	131	121
Corporate and Other	(2)	(9)

Total reportable segment revenues	$1,846	$1,706

Segment operating income (loss):
Government	$114	$124
Commercial	7	6
Corporate and Other	(11)	(15)

Total reportable segment operating income	$110	$115

As discussed in more detail in Note 2 of the notes to consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K, certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Government Cost Accounting Standards. Corporate expense variances to these allocations are retained in the Corporate and Other segment. Effective February 1, 2005, the Company no longer allocates an internal interest charge or credit (“Cost of Capital”). Segment information for the three months ended April 30, 2004 has been revised to reflect the elimination of the Cost of Capital allocation. In certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and reflected in the Corporate and Other segment. Elimination of intersegment revenues is also reflected in the Corporate and Other segment. Sales between segments were $2 million and $10 million for the three months ended April 30, 2005 and 2004, respectively, and were recorded at cost.

As discussed in Note 12, as a result of the sale of Telcordia, prior year segment information has been revised to conform to the three months ended April 30, 2005 presentation of Telcordia as discontinued operations. Since Telcordia represented the entire Non-Regulated Telecommunications segment, the Company no longer has continuing operations in this segment.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three months ended April 30
	2005	2004
	(In millions)
Depreciation and amortization:
Government	$12	$9
Commercial	1	1
Corporate and Other	3	2

Total consolidated and reportable segment depreciation and amortization	$16	$12

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three months ended April 30
	2004	2003
	(In millions)
Total reportable segment operating income	$110	$115
Equity in loss of unconsolidated affiliates		2
Minority interest in income of consolidated subsidiaries	2	3

Total consolidated operating income	$112	$120

Note 3 – Receivables:

Receivables include $43 million of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at April 30, 2005. The Company records revenue, to the extent of costs, for these anticipated contract modifications.

Note 4 – Derivative Financial Instruments:

Interest Rate Risk

As more fully described in Note 8 of the notes to consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K, the Company uses forward interest rate swap agreements to manage its interest rate risk. For the three months ended April 30, 2005 and 2004, the net impact on the condensed consolidated statements of income of all outstanding swap agreements was not material. At April 30, 2005, the combined fair value of all of the Company’s interest rate swap agreements was $12 million, of which $3 million and $9 million were reflected in other accrued liabilities and other long-term liabilities, respectively.

Foreign Currency Risk and Other Derivatives

For the three months ended April 30, 2005 and 2004, net losses on foreign currency forward exchange contracts and other derivatives and the related fair values at April 30, 2005 and January 31, 2005 were not material.

Note 5 – Acquisitions of Businesses:

During the three months ended April 30, 2005, the Company did not complete any acquisitions of businesses.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Note 6 – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the three months ended April 30, 2005 are as follows:

	Government	Commercial	Total
	(In millions)
Goodwill at January 31, 2005	$443	$25	$468
Adjustments	8		8

Goodwill at April 30, 2005	$451	$25	$476

Goodwill adjustments of $8 million for the three months ended April 30, 2005 were a result of adjustments to net assets acquired from a prior year acquisition.

Intangible assets as of April 30, 2005 and January 31, 2005 consist of the following:

	April 30, 2005			January 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
	(In millions)
Amortizable intangible assets:
Customer contracts	$31	$12	$19	$31	$11	$20
Non-compete agreements	30	14	16	32	13	19
Software and technology	5	1	4	5		5
Other	6	1	5	7	1	6

Total amortizable intangible assets	$72	$28	$44	$75	$25	$50

Customer contracts and non-compete agreements with a gross carrying value of $3 million became fully amortized at January 31, 2005 and, therefore, are no longer reflected in the gross carrying value at April 30, 2005. Amortization expense related to amortizable intangible assets was $6 million and $4 million for the three months ended April 30, 2005 and 2004, respectively. Based on the intangible assets as of April 30, 2005, the estimated annual amortization expense of intangible assets for the years ending January 31 is as follows (in millions):

Year ending January 31
2006	$22
2007	12
2008	4
2009	3
2010	2
Thereafter	7

$50

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

For the three months ended April 30, 2005 and 2004, the Company did not recognize any impairment losses on intangible assets.

Note 7 – Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows borrowings until July 2007 and (ii) a five-year revolving credit facility of up to $250 million, which allows borrowings until July 2009. Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

or a defined base rate. The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During the three months ended April 30, 2005 and 2004, the Company did not borrow under either of its credit facilities.

The Company has a firm fixed-price contract with the Greek Government with bonding requirements, approximately $116 million of which have been met through the issuance of standby letters of credit under the $500 million five-year revolving credit facility. The standby letters of credit reduce the amount available for borrowings under the $500 million five-year revolving credit facility. The Company pays fees for the standby letters of credit issued under the $500 million five-year revolving credit facility, but the outstanding standby letters of credit are not considered borrowings and the Company does not incur related interest cost. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. For further discussion of this contract, refer to Note 11. The Company does not expect to issue any additional standby letters of credit for this contract under the $500 million five-year revolving credit facility.

As of April 30, 2005, the entire amount under the $250 million five-year revolving credit facility was available and $384 million of the $500 million five-year revolving credit facility was available. These credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require the Company to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization of not more than 3.0 to 1.0. These covenants also restrict certain of the Company’s activities, including, among other things, the Company’s ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of April 30, 2005, the Company was in compliance with all the financial covenants under the credit facilities.

Note 8 – Accumulated Other Comprehensive Loss and Comprehensive Income:

As of April 30, 2005 and January 31, 2005, accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments as follows:

	April 30 2005	January 31 2005
	(In millions)
Accumulated other comprehensive losses from:
Unrealized net loss on marketable securities	$(3)	$(4)
Unrealized net loss on derivative instruments	(13)	(13)
Minimum pension liability adjustments	(18)	(19)

	$(34)	$(36)

Comprehensive income, which combines net income, unrealized gains and losses on the Company’s available-for-sale marketable securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments, consists of the following:

	Three months ended April 30
	2005	2004
	(In millions)
Net income	$585	$89
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(1)	(3)
Other	3	1

	2	(2)

Total comprehensive income	$587	$87

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Note 9 – Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows:

	Three months ended April 30
	2005	2004
	(In millions, except per share amounts)
BASIC EPS:
Net income	$585	$89

Weighted average shares	179	184

Basic EPS	$3.27	$.48

DILUTED EPS:
Net income	$585	$89

Weighted average shares	179	184
Effect of:
Stock options	5	5
Other stock awards		1

Weighted average shares, as adjusted	184	190

Diluted EPS	$3.18	$.47

Note 10 – Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses:

For the three months ended April 30, 2005, the Company recognized losses of $2 million on certain private equity securities due to declines in fair market value that were deemed to be other-than-temporary. For the three months ended April 30, 2004, net gain on sale of investments was $3 million. The carrying value of the Company’s private equity securities as of April 30, 2005 is $46 million.

Note 11 – Commitments and Contingencies:

Telkom South Africa

As disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (“ICC”) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. Although the High Court judge denied Telcordia’s motion for leave to appeal his ruling, on November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed. On January 24, 2005, the District Court declined to confirm Telcordia’s award and in a February 17, 2005 opinion concluded that the District Court does not have personal jurisdiction over Telkom South Africa. On March 1, 2005, Telcordia filed its Notice of Appeal with the U.S. District Court of Appeals for the 3rd Circuit.

Effective March 15, 2005, the Company completed the sale of Telcordia (Note 12). Pursuant to the definitive stock purchase agreement, the Company is entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

and, if this dispute is settled or decided adversely against Telcordia, the Company is obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcomes of the arbitration and the related court actions are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2005 and January 31, 2005.

Firm Fixed-price Contract with the Greek Government

Overview – The Company has a firm fixed-price contract (the “Contract”) with the Greek Government, as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the “System”) that was used to support the 2004 Athens Summer Olympic Games. To date, the customer has not formally accepted the System under the terms of the Contract and has not made certain milestone payments. The parties have had numerous disagreements concerning the scope, duration and results of the testing and acceptance process and other contractual issues. The Company has been in discussions with the customer to attempt to resolve the contractual issues through an appropriate contract amendment; however, no agreement has been reached to date. In addition, the Greek Government has advised the Company that it will not be able to execute a contract amendment until an issue concerning the legality of its execution of the original Contract is resolved. Additional information concerning the Contract and its status is set forth below.

Original Contract – The Contract called for the Company to provide the System and related services. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System (CIS), and the Command Center Systems (CCS). Under the Contract, final acceptance of the System was to take place by September 1, 2004, at a price of approximately $174 million. The Contract also calls for the provision of five years of System support and maintenance at approximately $11 million, and the provision of ten years of TETRA (radio) network services at approximately $97 million. The Contract contains an un-priced option for an additional five years of TETRA network services. To date, the Company has been paid approximately $143 million.

Memorandum of Understanding – On July 7, 2004, shortly before the start of the Olympic Games, the Company entered into an agreement (the “Memorandum of Understanding” or “MOU”) with the Greek Government, as represented by the Coordination Committee for Olympic Preparation, pursuant to which the parties recognized and agreed that (i) delivery and acceptance of the System had not been completed by the scheduled date, (ii) delivery would be made of the System in its then-current state for use at the Olympic Games, (iii) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004, (iv) the Greek Government would proceed with the necessary actions for the completion of a contract modification as soon as possible, and (v) the Company would receive a milestone payment of approximately $24 million immediately upon the execution of the contract modification. To date, the contract modification contemplated by the Memorandum of Understanding has not been executed. The customer has further asserted that the MOU is non-binding, and disputes have arisen concerning its meaning and effect.

Delivery of System, Testing and Negotiations – The dispute between the parties relates primarily to the functionality of the CDSS portion of the System delivered in November 2004, and more specifically to the operational effectiveness and contractual compliance of CDSS. The customer has performed subsystem acceptance tests on each of the 29 subsystems. The Company believes that the nature of the tests performed by the customer were not in accordance with the terms of either the Contract or the MOU, and that the test results do not accurately portray the capabilities of CDSS or its compliance with the Contract’s specifications. The parties are presently unable to proceed to the overall System acceptance tests until the dispute concerning CDSS is resolved. System acceptance also has been impeded by disputes relating to the contractual compliance of several sub-systems provided by the Company’s subcontractors. The Company has been in discussions with the customer to attempt to resolve the contractual issues through an appropriate contract amendment; however, no agreement has been reached to date.

Performance and Payment Bonds – In connection with this Contract, the Company entered into payment and performance bonding requirements, which currently total $248 million. The bonding requirements have been met through the issuance of standby letters of credit of which $116 million was issued under the Company’s credit facility (Note 7) and $132 million was issued by certain other banks. Under the terms of these bonding arrangements, the customer could call these standby letters of credit at any time. Certain of the Company’s subcontractors have provided the Company with performance bonds in the aggregate amount of approximately $105 million, guaranteeing their performance under their subcontracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Subcontracts – The Company has subcontracted a significant portion of the customer requirements under the Contract, and payments to the subcontractors are generally required only if the Company receives payment from the customer. In addition, the Contract required the Company to lease certain equipment under an operating lease from a subcontractor for ten years as further described in Note 16 of the notes to consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K. On March 29, 2005, the Company received written notice from its principal subcontractor that the subcontractor intended to discontinue its provision of TETRA network services unless payment were made to the subcontractor in the amount of approximately $9 million within 15 days of the letter. The customer has been made aware of the subcontractor’s demand. To date, the customer has taken no action, the amount remains unpaid, and the subcontractor continues to provide the services.

Financial Status of the Contract –The Company has recorded the financial position of the Contract based on its best estimate of the loss to be realized under the Contract, and the Company is actively engaged in continuing negotiations with the customer. The situation remains extremely complex and dynamic, involving multiple government agencies, customer elements and government representatives having different roles and at times, expressing inconsistent positions. During the three months ended April 30, 2005, the Company recorded an additional $7 million loss on this Contract, reflecting changes in management’s estimate of the loss on this Contract as a result of the failure by the parties to reach agreement on a contract modification; the unfavorable results of the customer’s testing of the system and their unwillingness to accept the system; and other recent developments. The total loss on this Contract since inception is $45 million. This loss excludes potential subcontractor liabilities of $11 million that management believes will not be paid under the subcontract terms. As of April 30, 2005, the Company has net billed and unbilled receivables totaling $19 million. The unbilled receivables cannot be billed until customer acceptance or a contract modification is executed. If the Company ultimately did not receive any additional payments on the system delivery phase of the Contract, the Company would have to record an additional loss of $23 million, which represents the receivables balance of $19 million and $4 million of unrecoverable Value Added Taxes (VAT). If the Company ultimately did not receive any additional payments on the system delivery phase of the Contract and paid its subcontractors in full, the Company would have to record an additional loss of $36 million, which represents the receivables balance of $19 million, the potential subcontractor liabilities of $11 million which are not currently accrued, and $6 million of unrecoverable VAT. If the parties are unable to resolve their disputes through negotiation or contract amendment, the dispute would be resolved in binding arbitration. Under the Contract, any disputes will ultimately be resolved by binding arbitration before three Greek arbitrators in Greece. If the customer prevails in any such arbitration and the Company is found to have materially breached the Contract, the customer may be entitled to recover damages, which could include excess reprocurement costs or repayment of amounts paid under the Contract. Additionally, as previously noted, the customer could call the $248 million of payment and performance bonds.

DS&S Joint Venture

DS&S maintains a $25 million credit facility, under which about $23 million in principal amount is outstanding at April 30, 2005. DS&S currently is in default of certain covenants under this facility and is in negotiations with the bank to cure the default. The Company has guaranteed approximately $12.5 million of the obligations of DS&S under this facility, but the Company has not been required to perform on this guarantee. At January 31, 2005, the Company provided a loan of $1 million to DS&S. The Company and the other joint venture member have guaranteed the payment of 50% of certain legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation. As of April 30, 2005, the fair value of the guarantee for legal and accounting fees is not material to the Company, and the Company has not been required to perform on this guarantee.

INTESA Joint Venture

The Company’s discontinued joint venture operation, INTESA, is involved in various legal proceedings as described in the Company’s 2005 Annual Report on Form 10-K. During the three months ended April 30, 2004, the Overseas Protection Insurance Company (“OPIC”) made a finding that expropriation by PDVSA, the joint venture partner, had occurred and on May 11, 2004, OPIC paid the Company approximately $6 million in settlement of the Company’s claim. The political and economic environment in Venezuela has affected the Company’s relationship with PDVSA and there has been no activity related to dissolving the joint venture or having the joint venture declare bankruptcy since 2003, when INTESA’s operations were suspended and ceased.

Under the 1997 outsourcing services agreement between INTESA and PDVSA, the Company guaranteed INTESA’s obligations. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50 million. Therefore, the Company’s maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. This guarantee still remains because there has been no resolution of the dispute regarding INTESA. The Company has not recorded any liability

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

related to this guarantee. In addition, the Company does not have any assets or liabilities recorded related to this discontinued operation as of April 30, 2005 and January 31, 2005.

Other Joint Ventures

In one of the Company’s investments in affiliates accounted for under the equity method, the Company is an investor in Danet Partnership GBR (“GBR”), a German partnership. GBR has an internal equity market similar to the Company’s limited market. The Company is required to provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control, and all GBR investors in the event of a change of control, to put their GBR shares to the Company in exchange for the current fair value of those shares. The Company may pay the put price in shares of its common stock or cash. The Company does not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. The maximum potential obligation, if the Company assumes all the current GBR employees are withdrawing from GBR, would be $13 million as of April 30, 2005. If the Company were to incur the maximum obligation and buy all the shares outstanding from the other investors, the Company would then own 100% of GBR.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, as of April 30, 2005, the Company is not able to project the maximum potential amount of future payments it could be required to make under the guarantee but, based on current conditions, the Company believes the likelihood of having to make any payment is remote. There currently is no liability recorded relating to this guarantee.

On September 15, 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (“EG&G”) and Parsons Infrastructure & Technology Group, Inc. (“Parsons”) to form Research and Development Solutions, LLC (“RDS”), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $218 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of April 30, 2005, the fair value of the guarantee is not material to the Company.

Gracian v. SAIC Class Action Lawsuit

On March 4, 2005, the Company was served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that the Company improperly required exempt salaried and professional employees in the State of California to utilize their paid leave balances for partial day absences. The plaintiffs contend that the Company’s policy violates California law and seeks, among other things, the unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, penalties, interest, punitive damages and attorney fees. The Company is analyzing the lawsuit and the underlying issues. On May 31, 2005, the California Labor Commissioner issued a memorandum to the California Division of Labor Standards Enforcement Staff that interprets California law in a way that supports the Company’s legal positions in this case. The May 31, 2005 memorandum removes a prior California Labor Commissioner opinion letter that interpreted California law in a way that had supported the plaintiffs’ legal position. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other

In the normal conduct of its business, the Company seeks to monetize its patent portfolio through licensing agreements. The Company also has and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time. As described in Note 12, per the terms of the sale of Telcordia that was effective on March 15, 2005, the Company will receive 50% of any net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

The Company is subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions the Company has taken. The Company has recorded liabilities for tax contingencies for open years based upon its best estimate of the taxes ultimately expected to be paid. As of April 30, 2005, the income taxes payable balance included $317 million of income taxes payable related to the sale of Telcordia. Of the remaining

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

income taxes payable balance, a significant portion is comprised of tax accruals that have been recorded for tax contingencies. The Company is currently undergoing several routine examinations. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals.

The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, will likely have a material adverse effect on its consolidated financial position, results of operations, or cash flows or ability to conduct business.

Note 12 – Discontinued Operations:

Telcordia

Effective March 15, 2005, the Company completed the sale of Telcordia to TTI Holding Corporation (“Buyer”), an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. The initial sales price of $1.35 billion was subject to a working capital adjustment, a reduction for the net proceeds from a sale leaseback transaction of certain Telcordia-owned real estate between Telcordia and an unrelated third party in conjunction with the closing of the sale of Telcordia, and other adjustments as agreed upon between the Buyer and the Company as contemplated in the “Stock Purchase Agreement between Science Applications International Corporation and TTI Holding Corporation dated as of November 17, 2004, as amended on February 14, 2005 and March 11, 2005.” The preliminary sales price is subject to final adjustment based on a final closing balance sheet that is agreed to by the Buyer and the Company (“the parties”) or, if the parties cannot agree, determined in accordance with binding arbitration. The preliminary gain on sale before income taxes of $865 million was recorded during the three months ended April 30, 2005 and is based on a preliminary closing balance sheet and estimates of certain closing costs and is expected to be adjusted in future periods based on the final closing balance sheet and actual closing costs. The Company currently is evaluating Telcordia’s proposed closing balance sheet and expects that this process will be completed by the end of its second quarter ending July 31, 2005. For the three months ended April 30, 2005, the preliminary cash proceeds from the sale and net assets sold are as follows:

In millions
Initial sales price	$1,350
Less: Working capital adjustment	(236)
Direct and incremental selling costs	(21)

Proceeds received from sale of Telcordia and sale of building	1,093
Less: Accrued liabilities related to adjustments per the amendments to the definitive stock purchase agreements and estimated additional working capital adjustments	(20)

Adjusted sales price	1,073
Less book value of assets and (liabilities) sold:
Cash and cash equivalents	7
Receivables, net	87
Prepaid expenses and other current assets	27
Property, plant and equipment	120
Intangible assets	44
Goodwill	96
Prepaid pension assets	522
Other assets	4
Accounts payable and accrued liabilities	(364)
Accrued payroll and employee benefits	(74)
Deferred income taxes	(73)
Other postretirement benefits and other long-term liabilities	(188)

Net book basis of assets and liabilities	208

Gain on sale before income taxes	865
Provision for income taxes	(334)

Gain on sale, net of income taxes	$531

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

In addition to the cash proceeds received at closing, in the future, the Company is entitled to receive additional amounts as contingent sales price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia as described in Note 11. The Company has indemnified the Buyer for all income tax obligations on and through the date of close. While the Company believes it has adequate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. The Company also has customary indemnification obligations owing to the Buyer, as well as an obligation to indemnify the Buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. All these future contingent payments or contingent purchase price proceeds will continue to be reflected as discontinued operations in the period in which they arise. In addition, as a result of the sale, the Company’s common stock will no longer be an investment choice in the Telcordia 401(k) Plan. As of April 30, 2005, the Telcordia 401(k) Plan held approximately 5.5 million shares of the Company’s common stock, which had a fair value of $233 million. In accordance with the terms of the definitive stock purchase agreement between the Company and the Buyer, the participants in the Telcordia 401(k) Plan must offer for sale their shares of the Company’s common stock held in the Telcordia 401(k) Plan no later than the date of the scheduled April 2006 limited market trade, or any such later trade date as may be agreed by the Company and the Buyer. Although the Company is under no contractual obligation to do so, the Company intends to repurchase these shares of common stock held by the Plan at the stock price in effect at the time of repurchase.

The operating results of Telcordia have been classified as discontinued operations for all periods presented. Telcordia’s results of operations had previously been reported as the Non-Regulated Telecommunications segment for the three months ended April 30, 2004. The summary of Telcordia’s operating results for the period February 1, 2005 through March 14, 2005 and the three months ended April 30, 2004 is as follows:

	February 1 – March 14, 2005	Three months ended April 30, 2004
	(In millions)
Revenues	$88	$205
Costs and expenses
Cost of revenues	56	118
Selling, general and administrative expenses	32	58

Income before income taxes	—	29
Provision for income taxes	1	11

(Loss) income from discontinued operations	$(1)	$18

Assets and liabilities of Telcordia that were held for sale were included in assets of discontinued operations and liabilities of discontinued operations on the condensed consolidated balance sheet at January 31, 2005 and consisted of the following:

January 31, 2005
(In millions)
Assets held for sale:
Cash	$6
Receivables, net	92
Prepaid expenses and other current assets	10
Property, plant and equipment	125
Intangible assets	44
Goodwill	91
Prepaid pension assets	526
Other assets	6

$900

Liabilities held for sale:
Accounts payable and accrued liabilities	$(371)
Accrued payroll and employee benefits	(53)
Other postretirement benefits	(154)
Other long-term liabilities	(35)

$(613)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

In addition, included in the liabilities of discontinued operations on the consolidated balance sheet at January 31, 2005 are the following current deferred tax balances related to the Telcordia discontinued operations:

January 31, 2005
(In millions)
Deferred tax asset related to excess tax basis in Telcordia over the financial reporting basis	$32
Deferred tax asset related to discontinued operations	28
Deferred tax liability related to discontinued operations	(127)

Net deferred tax liabilities included in liabilities of discontinued operations	$(67)

INTESA Joint Venture

In 2003, the Company’s foreign joint venture, INTESA, ceased operations and was classified as discontinued operations. As described in Note 11, during the three months ended April 30, 2004, the Company received an approximate $6 million settlement of an OPIC insurance claim. This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain on discontinued operations of $4 million, net of income tax expense of approximately $2 million. INTESA and the Company are involved in various legal proceedings relating to INTESA as described in Note 11.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

Effective March 15, 2005, we completed the sale of Telcordia to TTI Holding Corporation (“Buyer”), an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. The initial sales price of $1.35 billion was subject to a working capital adjustment, a reduction for the net proceeds from a sale leaseback transaction of certain Telcordia-owned real estate between Telcordia and an unrelated third party in conjunction with the closing of the sale of Telcordia, and other adjustments as agreed upon between the Buyer and us (“the parties”) as contemplated in the “Stock Purchase Agreement between Science Applications International Corporation and TTI Holding Corporation dated as of November 17, 2004, as amended on February 14, 2005 and March 11, 2005.” The preliminary sales price is subject to final adjustment based on a final closing balance sheet that is agreed to by the parties or, if the parties cannot agree, determined in accordance with binding arbitration. The preliminary gain on sale before income taxes of $865 million was recorded during the three months ended April 30, 2005 and is based on a preliminary closing balance sheet and estimates of certain closing costs and is expected to be adjusted in future periods based on the final closing balance sheet and actual closing costs. We currently are evaluating Telcordia’s proposed closing balance sheet and expect that this process will be completed by the end of our second quarter ending July 31, 2005.

In addition to the cash proceeds received at closing, in the future, we are entitled to receive additional amounts as contingent sales price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia as described in “Commitments and Contingencies” on page 23. We have indemnified the Buyer for all income tax obligations on and through the date of close. While we believe we have adequate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. We also have customary indemnification obligations owing to the Buyer, as well as an obligation to indemnify the Buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. All these future contingent payments or contingent purchase price proceeds will continue to be reflected as discontinued operations in the period in which they arise.

The operating results of Telcordia have been classified as discontinued operations for all periods presented. Telcordia’s results of operations had previously been reported as the Non-Regulated Telecommunications segment for the three months ended April 30, 2004. The summary of Telcordia’s operating results for the period February 1, 2005 through March 14, 2005 and the three months ended April 30, 2004 is as follows:

	February 1 – March 14, 2005	Three months ended April 30, 2004
	(In millions)
Revenues	$88	$205
Costs and expenses
Cost of revenues	56	118
Selling, general and administrative expenses	32	58

Income before income taxes	—	29
Provision for income taxes	1	11

(Loss) income from discontinued operations	$(1)	$18

Overview

We have three reportable segments: Government, Commercial, and Corporate and Other. Business units in our Government segment provide technical services and products primarily for departments and agencies of the U.S. Government through contractual arrangements as either a prime contractor or subcontractor to other contractors. Business units in the Commercial segment provide technical services and products primarily to customers in commercial and international markets. Our Corporate and Other segment includes our broker-dealer subsidiary, Bull, Inc., and our real estate subsidiary, Campus Point Realty Corporation. In addition, in certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segment and reflected in the Corporate and Other segment. For further discussion of our segments, refer to Note 2 of the notes to consolidated financial statements in our 2005 Annual Report on Form 10-K.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table highlights key financial data for the three months ended April 30, 2005 and 2004 and as of April 30, 2005 and January 31, 2005:

	Three months ended April 30
	2005	2004
	(In millions)
Consolidated revenues	$1,846	$1,706
Consolidated segment operating income	$110	$115
Income from continuing operations before income taxes	$105	$104
Net income	$585	$89
Cash flows used in continuing operating activities	$7	$75
Cash used for acquisitions of business units	$—	$14
Cash used for repurchases of common stock	$232	$162

	April 30 2005	January 31 2005
	(In millions)
Cash and cash equivalents and short-term investments	$3,186	$2,350
Notes payable and long-term debt	$1,260	$1,285

Our consolidated revenues for the three months ended April 30, 2005 grew 8% over the same period of the prior year with most of the growth coming from our U.S. Government customers. With the sale of Telcordia, our Government segment now represents 93% of our consolidated revenues.

For the three months ended April 30, 2005, our consolidated segment operating income, as defined on page 20, decreased from the same period of the prior year due to an increase in cost of revenues and selling, general and administrative expenses. Cost of revenues increased primarily because of an additional firm fixed price contract loss on our contract with the Greek Government as described in “Commitments and Contingencies” on page 23, and a decrease in direct labor utilization. SG&A expenses increased because of higher expenditures in our information technology and other infrastructure to support current and future growth, and because of higher bid and proposal costs.

Income from continuing operations before income taxes for the three months ended April 30, 2005 increased slightly over the same period of the prior year primarily due to an increase in interest income that offset our lower segment operating income.

Net income for the three months ended April 30, 2005 increased $496 million over the same period of the prior year reflecting a $531 million after-tax gain on the sale of Telcordia, slightly offset by a higher income tax expense on the income from continuing operations.

At April 30, 2005, cash and cash equivalents and short-term investments totaled $3.2 billion. In addition, we had $634 million available under our revolving credit facilities. Notes payable and long-term debt totaled $1.3 billion, with long-term debt maturities primarily between calendar 2012 and 2033.

During the three months ended April 30, 2005, we generated cash of $1.1 billion from discontinued operations as a result of the sale of Telcordia.

Cash flows used in operating activities decreased for the three months ended April 30, 2005 as we used less cash for working capital needs as a result of improvements in our receivables management processes and lower revenue growth for the three months ended April 30, 2005. We expect to generate cash from operating activities during the remainder of the year.

We did not acquire any businesses during the three months ended April 30, 2005. Subsequent to April 30, 2005, we completed an acquisition of a business for a total purchase price of $33 million. We intend to make acquisitions as part of our overall growth strategy and expect that the use of cash in connection with acquisitions will increase in the future.

Repurchases of our common stock increased during the three months ended April 30, 2005 as a result of an increase in the number of shares offered for sale above the number of shares sought to be purchased in our limited market stock trade. We have the right, but are not obligated to purchase shares in the limited market on any trade date. As a result of the sale of Telcordia, repurchases

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

of our common stock from 401(k) plans are expected to increase through April 2006 as we intend to repurchase approximately 5.5 million shares held by the Telcordia Technologies 401(k) Savings Plan (“Telcordia 401(k) Plan”). In accordance with the terms of the definitive stock purchase agreement between the Buyer and us, the participants in the Telcordia 401(k) Plan must offer for sale their shares of our common stock held in the Telcordia 401(k) Plan no later than the date of the scheduled April 2006 limited market trade, or any such later trade date as may be agreed by the Buyer and us.

We intend the following discussion and analysis of our financial condition and results of operations to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements. In addition, the following discussion and analysis of financial condition and results of operations focuses on our continuing operations; it, therefore, excludes amounts related to Telcordia and our INTESA joint venture, which are reflected as discontinued operations for all periods presented. For further background explanation on Telcordia and INTESA, refer to Note 12 of the notes to condensed consolidated financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, estimated profitability of long-term contracts, pension benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were discussed in our 2005 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. During the three months ended April 30, 2005, we have not adopted any new accounting policies that are considered critical accounting policies nor have there been any changes in our critical accounting policies.

Review of Continuing Operations

Revenues

The following table summarizes changes in consolidated and segment revenues on an absolute basis and segment revenues as a percentage of consolidated revenues for the three months ended April 30, 2005 and 2004:

	Three months ended April 30
	2005	2004
	($ in millions)
Consolidated revenues	$1,846	$1,706
Increase over the same period of the prior year	8%

Government segment revenues	$1,717	$1,594
Increase over the same period of the prior year	8%
As a percentage of consolidated revenues	93%	93%

Commercial segment revenues	$131	$121
Increase over the same period of the prior year	8%
As a percentage of consolidated revenues	7%	7%

Corporate and Other segment revenues	$(2)	$(9)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Consolidated revenues increased for the three months ended April 30, 2005 primarily due to growth in revenues from our U.S. Government customers in our Government segment.

The growth in our Government segment revenues for the three months ended April 30, 2005 was the result of growth in our traditional business areas with departments and agencies of the U.S. Government. Approximately 5% of the growth in revenues for the three months ended April 30, 2005 was a result of acquisitions made after April 30, 2004, while the remaining 3% represented internal growth. We derive a substantial portion of our revenues from the U.S. Government as either a prime contractor or subcontractor, and therefore, our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. In general, obtaining U.S. Government contracts remains a highly competitive process. We continue to increase revenues with the U.S. Government in the service type contracts that are competitively priced utilizing lower cost structures. This constant growth reflects the increasingly competitive business environment in our traditional business areas, as well as our increased success in the engineering and field services markets, which typically involve these lower cost service type contracts.

The increase in our Commercial segment revenues for the three months ended April 30, 2005 was attributable to higher revenues in our transportation and security systems business area. In addition, 3% of the increase in our Commercial segment revenues was attributable to exchange rate changes between the U.S. dollar and the British pound, which caused the growth in local United Kingdom revenues to be translated to a higher level of U.S. dollars in our condensed consolidated financial statements.

The Corporate and Other segment includes the elimination of intersegment revenues of $2 million and $10 million for the three months ended April 30, 2005 and 2004, respectively. For the three months ended April 30, 2004, the remaining balance represents the net effect of certain revenue and expense items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segment and instead reflected in the Corporate and Other segment.

Revenues from our contracts are generated from the efforts of our technical staff as well as the pass-through of costs for material and subcontract (“M&S”) efforts, which primarily occur on large, multi-year systems integration type contracts. At April 30, 2005, we had approximately 42,500 full-time and part-time employees compared to 40,200 at April 30, 2004. M&S revenues were $657 million and $617 million for the three months ended April 30, 2005 and 2004, respectively. M&S revenues as a percentage of consolidated revenues remained constant at 36% for the three months ended April 30, 2005 and 2004. The contract types we enter into with our customers can impact our revenues and segment operating income. The percentage of our revenues attributable to the higher risk, firm fixed-price (“FFP”) contracts remained constant at 16% for the three months ended April 30, 2005 and 2004. We assume greater performance risk on FFP contracts, and our failure to accurately estimate the ultimate costs or to control costs during performance of the work may result in reduced profits or losses. Fixed-price level-of-effort and time-and-materials type contracts represented 37% and 39% of revenues for the three months ended April 30, 2005 and 2004, respectively, while cost reimbursement contracts were 45% and 43% for the same periods, respectively, and target cost and fee with risk sharing contracts were 2% for the same periods.

Cost of Revenues

The following table summarizes cost of revenues as a percentage of revenues:

	Three months ended April 30
	2005	2004
Consolidated cost of revenues as a percentage of consolidated revenues	88.2%	87.9%
Segment cost of revenues as a percentage of its revenue:
Government	88.4%	87.7%
Commercial	75.9%	75.9%

Cost of revenues as a percentage of revenues for the Government segment increased for the three months ended April 30, 2005 due primarily to an additional FFP contract loss on our contract with the Greek Government as described in “Commitments and Contingencies” on page 23. In addition, during the three months ended April 30, 2005, the Government segment experienced lower direct labor utilization which increases cost of revenues as a percentage of revenues.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of general and administrative (“G&A”), bid and proposal (“B&P”) and independent research and development (“IR&D”) expenses. The following table summarizes SG&A as a percentage of revenues:

	Three months ended April 30
	2005	2004
Consolidated SG&A as a percentage of consolidated revenues	5.8%	5.1%
Segment SG&A as a percentage of its revenues:
Government	4.9%	4.2%
Commercial	18.2%	18.7%

SG&A in the Government segment increased as a percentage of its revenues for the three months ended April 30, 2005 as we increased expenditures in our information technology and other infrastructure to support current and future growth. We expect to maintain this higher level of expenditures for the remainder of the year. In addition, B&P costs increased for the three months ended April 30, 2005. The level of B&P activities fluctuates depending upon the availability of bidding opportunities. IR&D costs have remained relatively consistent as a percentage of revenues.

SG&A in the Commercial segment decreased as a percentage of its revenues for the three months ended April 30, 2005 primarily due to the overall increase in revenues. Absolute spending has increased slightly for the three months ended April 30, 2005 compared to the same period of the prior year.

Segment Operating Income (“SOI”)

SOI, which is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is considered a non-GAAP financial measure. We use SOI as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less non-recurring gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, plus minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a more comprehensive view of our ongoing business operations and, therefore, is more useful in understanding our operating results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation. In accordance with SFAS No. 131, for the three months ended April 30, 2005 and 2004, the reconciliation of consolidated SOI of $110 million and $115 million, respectively, to consolidated operating income of $112 million and $120 million, respectively, is shown in Note 2 of the notes to condensed consolidated financial statements.

The following table summarizes changes in SOI:

	Three months ended April 30
	2005	2004
	($ in millions)
Consolidated SOI	$110	$115
Decrease over the same period of the prior year	(4)%
As a percentage of consolidated revenues	6.0%	6.7%

Government SOI	$114	$124
Decrease over the same period of the prior year	(8)%
As a percentage of its revenues	6.6%	7.8%

Commercial SOI	$7	$6
Increase over the same period of the prior year	17%
As a percentage of its revenues	5.3%	5.0%

Corporate and Other segment operating loss	$(11)	$(15)

The decrease in Government SOI for the three months ended April 30, 2005, on an absolute basis and as a percentage of its revenues, primarily reflects the increase in cost of revenues, which includes an additional FFP contract loss on our contract with the Greek Government, and the increase in SG&A expenses described earlier.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The increase in our Commercial SOI for the three months ended April 30, 2005, on an absolute basis and as a percentage of its revenues, was primarily attributable to an increase in revenues and a decrease in SG&A expenses.

The decrease in our Corporate and Other segment operating loss for the three months ended April 30, 2005 was due to lower incentive compensation.

Other Income Statement Items

Interest Income and Interest Expense

Interest income increased by 138% for the three months ended April 30, 2005 as average interest rates increased significantly and our average cash balances increased over the same period of the prior year.

Interest expense for the three months ended April 30, 2005 remained consistent with the same period of the prior year. Interest expense reflects interest on our outstanding public debt securities issued in June 2003, June 2002 and January 1998, a building mortgage, deferred compensation arrangements and notes payable.

Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses

Gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities or as cost method investments are recorded as “Net (loss) gain on marketable securities and other investments, including impairment losses” and are part of non-operating income or expense. Impairment losses on marketable equity securities and private equity investments from declines in fair market values that are deemed to be other-than-temporary are also recorded in this financial statement line item.

We recorded impairment losses of $2 million for the three months ended April 30, 2005 related to two of our private equity investments. The carrying value of our private equity securities as of April 30, 2005 is $46 million.

Provision for Income Taxes

The provision for income taxes as a percentage of income from continuing operations before income taxes was 47.4% for the three months ended April 30, 2005 compared to 35.5% for the same period of the prior year. The higher tax rate for the three months ended April 30, 2005 was primarily the result of an increase in expense related to a change in state tax law for certain items that came into effect during the three months ended April 30, 2005.

As a result of the sale of Telcordia and presentation of Telcordia as discontinued operations, the provision for income taxes as a percentage of income from continuing operations before income taxes was higher than it would have been with Telcordia included in continuing operations. Telcordia has contributed to most of the incremental research spending that provided qualification for federal research credits and it had significant charitable contributions of appreciated property, both of which had the impact of reducing our overall effective tax rate.

We are subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions we have taken. We have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately expected to be paid. As of April 30, 2005, the income taxes payable balance included $317 million of income taxes payable related to the sale of Telcordia. Of the remaining income taxes payable balance, a significant portion is comprised of tax accruals that have been recorded for tax contingencies. We are currently undergoing several routine examinations. While we believe we have adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that we owe taxes in excess of our accruals.

Liquidity and Capital Resources

Cash and Cash Flows

Cash and cash equivalents and short-term investments in marketable securities totaled $3.2 billion and $2.4 billion at April 30, 2005 and January 31, 2005, respectively. Our primary sources of liquidity during the three months ended April 30, 2005 were funds from the sale of Telcordia and existing cash and cash equivalents. We also have two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows borrowings until July 2007 and (ii) a five-year revolving credit facility of up to $250 million, which allows borrowings until July 2009.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During the three months ended April 30, 2005, we did not borrow under either of our credit facilities. However, the amount available for borrowings on our $500 million five-year revolving credit facility has been reduced due to a FFP contract with the Greek Government with bonding requirements, approximately $116 million of which have been met through the issuance of standby letters of credit under our $500 million five-year revolving credit facility. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. We do not expect to issue any additional standby letters of credit for this contract under the $500 million five-year revolving credit facility. For additional information on this contract, refer to “Commitments and Contingencies” on page 23. As of April 30, 2005, the entire $250 million under our 364-day revolving credit facility was available and $384 million of the $500 million five-year revolving credit facility was available. Our credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require us to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization of not more than 3.0 to 1.0. These covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of April 30, 2005, we were in compliance with all financial covenants under the credit facilities.

During the three months ended April 30, 2005, we generated cash of $1.1 billion from our Telcordia discontinued operations as a result of the sale of Telcordia.

We used $7 million of cash in operating activities for the three months ended April 30, 2005 compared to a use of cash of $75 million for the same period of the prior year. Use of cash decreased for the three months ended April 30, 2005 because net cash of $139 million was used for working capital needs compared to $248 million for the same period of the prior year. The decrease in net cash used in working capital for the three months ended April 30, 2005 was primarily a result of improvements in our receivables management processes and lower working capital needs due to the lower revenue growth for the three months ended April 30, 2005 compared to the same period of the prior year.

We used $32 million of cash in investing activities for the three months ended April 30, 2005, compared to a use of $116 million for the same period of the prior year. For the three months ended April 30, 2004, we used cash primarily to purchase debt securities, which are managed as investment portfolios by outside investment managers.

We used $238 million and $136 million in financing activities for the three months ended April 30, 2005 and 2004, respectively, primarily for repurchases of our common stock, as described below:

	Three months ended April 30
	2005	2004
	(In millions)
Repurchases of common stock:
Limited market stock trades	$137	$103
401(k) and retirement plans	48	21
Upon employee terminations	28	15
Other stock transactions	19	23

Total	$232	$162

The increase in repurchases in the limited market stock trade for the three months ended April 30, 2005 is primarily attributable to an increase in the average number of shares per stockholder offered for sale above the number of shares sought to be purchased. The number of stockholders offering shares for sale and purchasing shares decreased in the limited market stock trade in the three months ended April 30, 2005. Although we have no obligation to make purchases in the stock trades, we have repurchased the excess of the shares offered for sale above the number of shares sought to be purchased by authorized buyers in recent trades. The number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions. The increase in repurchases from 401(k) and retirement plans for the three months ended April 30, 2005 is primarily due to repurchases of $19 million from the Telcordia 401(k) Plan. As a result of the sale of Telcordia, our common stock will no longer be an investment choice in the Telcordia 401(k) Plan. As of April 30, 2005, the Telcordia 401(k) Plan held approximately 5.5 million shares of our common stock, which had a fair value of $233 million. In accordance with the terms of the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

definitive stock purchase agreement between the Buyer and us, the participants in the Telcordia 401(k) Plan must offer for sale their shares of our common stock held in the Telcordia 401(k) Plan no later than the date of the scheduled April 2006 limited market trade, or any such later trade date as may be agreed by the Buyer and us. Although we are under no contractual obligation to do so, we intend to repurchase these shares of common stock held by the Plan at the stock price in effect at the time of repurchase. Repurchases of our shares reduce the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheet. If we continue to experience net share repurchases in stock trades and other repurchase activities, as described above, in excess of our cumulative earnings, our retained earnings will be reduced and could result in an accumulated deficit within our stockholders’ equity.

As discussed in our 2005 Annual Report on Form 10-K, there is no public market for our Class A common stock. A limited market is maintained by our wholly-owned broker-dealer subsidiary, Bull, Inc., which permits existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a “trade date.” Generally, there are four trade dates each year, however, a scheduled trade date could be postponed or cancelled. All sales in the limited market are made at the prevailing price of the Class A common stock determined by the board of directors or its stock policy committee pursuant to the valuation process described on page 24 of our 2005 Annual Report on Form 10-K. If the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased through authorized buyers in any trade, our stockholders who requested to sell stock may not be able to sell all such stock in that trade. Although we are currently authorized, we are not obligated to purchase shares of stock in the limited market on any trade date. There is no assurance that we will continue to purchase such excess shares in the future. Accordingly, if we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell.

Managing our cash flow continues to be a key area of focus. We expect to generate cash from operating activities during the remainder of the year. Based on our existing cash, cash equivalents, short-term investments in marketable securities, borrowing capacity and planned cash flows from operations, we expect to have sufficient funds for the remainder of 2006 for our operations, capital expenditures, stock repurchases, business acquisitions and equity investments, and to meet our contractual obligations, including interest payments on our outstanding debt.

Off-Balance Sheet Arrangements

We are party to certain off-balance sheet arrangements including certain guarantees, indemnifications and lease obligations. We have outstanding performance guarantees and cross-indemnity agreements in conjunction with our joint venture investments. See Note 16 of the notes to consolidated financial statements of our Annual Report on Form 10-K for detailed information about our lease commitments and “Commitments and Contingencies,” which follows, for detailed information about our guarantees associated with our joint ventures.

In connection with the sale of Telcordia, as described in Note 12 of the notes to condensed consolidated financial statements we retain the outcome of litigation associated with Telkom South Africa and certain patent rights as well as income tax obligations on and through the date of close, which was March 15, 2005. We also have customary indemnification obligations and intend to repurchase our common stock from the Telcordia 401(k) Plan as previously discussed.

Commitments and Contingencies

Telkom South Africa

As described in Note 11 of the notes to condensed consolidated financial statements, our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (“ICC”) against Telkom South Africa in March 2001 as a result of a contract dispute. We continue to pursue this dispute through the courts.

Effective March 15, 2005, we completed the sale of Telcordia. Pursuant to the definitive stock purchase agreement, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2005 and January 31, 2005.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Firm Fixed-price Contract with the Greek Government

Overview – We have a firm fixed-price contract (the “Contract”) with the Greek Government, as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the “System”) that was used to support the 2004 Athens Summer Olympic Games. To date, the customer has not formally accepted the System under the terms of the Contract and has not made certain milestone payments. The parties have had numerous disagreements concerning the scope, duration and results of the testing and acceptance process and other contractual issues. We have been in discussions with the customer to attempt to resolve the contractual issues through an appropriate contract amendment; however, no agreement has been reached to date. In addition, the Greek Government has advised us that it will not be able to execute a contract amendment until an issue concerning the legality of its execution of the original Contract is resolved. Additional information concerning the Contract and its status is set forth below.

Original Contract – The Contract called for us to provide the System and related services. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System (CIS), and the Command Center Systems (CCS). Under the Contract, final acceptance of the System was to take place by September 1, 2004, at a price of approximately $174 million. The Contract also calls for the provision of five years of System support and maintenance at approximately $11 million, and the provision of ten years of TETRA (radio) network services at approximately $97 million. The Contract contains an un-priced option for an additional five years of TETRA network services. To date, we have been paid approximately $143 million.

Memorandum of Understanding – On July 7, 2004, shortly before the start of the Olympic Games, we entered into an agreement (the “Memorandum of Understanding” or “MOU”) with the Greek Government, as represented by the Coordination Committee for Olympic Preparation, pursuant to which the parties recognized and agreed that (i) delivery and acceptance of the System had not been completed by the scheduled date, (ii) delivery would be made of the System in its then-current state for use at the Olympic Games, (iii) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004, (iv) the Greek Government would proceed with the necessary actions for the completion of a contract modification as soon as possible, and (v) we would receive a milestone payment of approximately $24 million immediately upon the execution of the contract modification. To date, the contract modification contemplated by the Memorandum of Understanding has not been executed. The customer has further asserted that the MOU is non-binding, and disputes have arisen concerning its meaning and effect.

Delivery of System, Testing and Negotiations – The dispute between the parties relates primarily to the functionality of the CDSS portion of the System delivered in November 2004, and more specifically to the operational effectiveness and contractual compliance of CDSS. The customer has performed subsystem acceptance tests on each of the 29 subsystems. We believe that the nature of the tests performed by the customer were not in accordance with the terms of either the Contract or the MOU, and that the test results do not accurately portray the capabilities of CDSS or its compliance with the Contract’s specifications. The parties are presently unable to proceed to the overall System acceptance tests until the dispute concerning CDSS is resolved. System acceptance also has been impeded by disputes relating to the contractual compliance of several sub-systems provided by our subcontractors. We have been in discussions with the customer to attempt to resolve the contractual issues through an appropriate contract amendment; however, no agreement has been reached to date.

Performance and Payment Bonds – In connection with this Contract, we entered into payment and performance bonding requirements, which currently total $248 million. The bonding requirements have been met through the issuance of standby letters of credit of which $116 million was issued under our credit facility and $132 million was issued by certain other banks. Under the terms of these bonding arrangements, the customer could call these standby letters of credit at any time. Certain of our subcontractors have provided us with performance bonds in the aggregate amount of approximately $105 million, guaranteeing their performance under their subcontracts.

Subcontracts – We have subcontracted a significant portion of the customer requirements under the Contract, and payments to the subcontractors are generally required only if we receive payment from the customer. In addition, the Contract required us to lease certain equipment under an operating lease from a subcontractor for ten years as further described in Note 16 of the notes to consolidated financial statements in our 2005 Annual Report on Form 10-K. On March 29, 2005, we received written notice from our principal subcontractor that the subcontractor intended to discontinue its provision of TETRA network services unless payment were made to the subcontractor in the amount of approximately $9 million within 15 days of the letter. The customer has been made aware of the subcontractor’s demand. To date, the customer has taken no action, the amount remains unpaid, and the subcontractor continues to provide the services.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Financial Status of the Contract - We have recorded the financial position of the Contract based on our best estimate of the loss to be realized under the Contract, and we are actively engaged in continuing negotiations with the customer. The situation remains extremely complex and dynamic, involving multiple government agencies, customer elements and government representatives having different roles and at times, expressing inconsistent positions. During the three months ended April 30, 2005, we recorded an additional $7 million loss on this Contract, reflecting changes in management’s estimate of the loss on this Contract as a result of the failure by the parties to reach agreement on a contract modification; the unfavorable results of the customer’s testing of the system and their unwillingness to accept the system; and other recent developments. The total loss on this Contract since inception is $45 million. This loss excludes potential subcontractor liabilities of $11 million that management believes will not be paid under the subcontract terms. As of April 30, 2005, we have net billed and unbilled receivables totaling $19 million. The unbilled receivables cannot be billed until customer acceptance or a contract modification is executed. If we ultimately did not receive any additional payments on the system delivery phase of the Contract, we would have to record an additional loss of $23 million, which represents the receivables balance of $19 million and $4 million of unrecoverable Value Added Taxes (VAT). If we ultimately did not receive any additional payments on the system delivery phase of the Contract and paid our subcontractors in full, we would have to record an additional loss of $36 million, which represents the receivables balance of $19 million, the potential subcontractor liabilities of $11 million which are not currently accrued, and $6 million of unrecoverable VAT. If the parties are unable to resolve their disputes through negotiation or contract amendment, the dispute would be resolved in binding arbitration. Under the Contract, any disputes will ultimately be resolved by binding arbitration before three Greek arbitrators in Greece. If the customer prevails in any such arbitration and we are found to have materially breached the Contract, the customer may be entitled to recover damages, which could include excess reprocurement costs or repayment of amounts paid under the Contract. Additionally, as previously noted, the customer could call the $248 million payment and performance bonds.

DS&S Joint Venture

DS&S maintains a $25 million credit facility, under which about $23 million in principal amount is outstanding at April 30, 2005. DS&S currently is in default of certain covenants under this facility and is in negotiations with the bank to cure the default. We have guaranteed approximately $12.5 million of the obligations of DS&S under this facility, but we have not been required to perform in this guarantee. At January 31, 2005, we provided a loan of $1 million to DS&S. We and the other joint venture member have guaranteed the payment of 50% of certain legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation. As of April 30, 2005, the fair value of the guarantee for legal and accounting fees is not material to us, and we have not been required to perform on this guarantee.

INTESA Joint Venture

Our discontinued joint venture operations, INTESA, is involved in various legal proceedings as described in our 2005 Annual Report on Form 10-K. During the three months ended April 30, 2004, the Overseas Protection Insurance Company (“OPIC”) made a finding that expropriation by PDVSA, the joint venture partner, had occurred and on May 11, 2004, OPIC paid us approximately $6 million in settlement of our claim. The political and economic environment in Venezuela has affected our relationship with PDVSA and there has been no activity related to dissolving the joint venture or declaring bankruptcy since 2003, when INTESA’s operations were suspended and ceased.

Under the 1997 outsourcing services agreement between INTESA and PDVSA, we guaranteed INTESA’s obligations. Under the terms of the services agreement, the maximum liability for INTESA for all claims made by PDVSA for damages brought in respect of the service agreement in any calendar year is limited to $50 million. Therefore, our maximum obligation under the guarantee is $20 million based on PDVSA’s 40% ownership percentage in INTESA. This guarantee still remains because there has been no resolution of INTESA. There currently is no liability recorded related to this guarantee. We do not have any assets or liabilities recorded related to this discontinued operation as of April 30, 2005 and January 31, 2005.

Other Joint Ventures

In one of our investments in affiliates accounted for under the equity method, we are an investor in Danet Partnership GBR (“GBR”), a German partnership. GBR has an internal equity market similar to our limited market. We are required to provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control, and all GBR investors in the event of a change of control, to put their GBR shares to us in exchange for the current fair value of those shares. We may pay the put price in shares of our common stock or cash. We do not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. The maximum potential obligation, if we assume all the current GBR employees are withdrawing from GBR, would be $13 million as of April 30, 2005. If we were to incur the maximum obligation and buy all the shares outstanding from the other investors, we would then own 100% of GBR.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, as of April 30, 2005, we are not able to project the maximum potential amount of future payments we could be required to make under the guarantee but, based on current conditions, we believe the likelihood of having to make any payment is remote. There currently is no liability recorded relating to this guarantee.

On September 15, 2004, we entered into an agreement with EG&G Technical Services, Inc. (“EG&G”) and Parsons Infrastructure & Technology Group, Inc. (“Parsons”) to form Research and Development Solutions, LLC (“RDS”), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $218 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of April 30, 2005, the fair value of the guarantee is not material to us.

Gracian v. SAIC Class Action Lawsuit

On March 4, 2005, we were served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that we improperly required exempt salaried and professional employees in the State of California to utilize their paid leave balances for partial day absences. The plaintiffs contend that our policy violates California law and seeks, among other things, the unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, penalties, interest, punitive damages and attorney fees. We are analyzing the lawsuit and the underlying issues. On May 31, 2005, the California Labor Commissioner issued a memorandum to the California Division of Labor Standards Enforcement Staff that interprets California law in a way that supports our legal positions in this case. The May 31, 2005 memorandum removes a prior California Labor Commissioner opinion letter that interpreted California law in a way that had supported the plaintiffs’ legal position. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We also have and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. As described in Note 12 of the notes to condensed consolidated financial statements, per the terms of the sale of Telcordia that was effective on March 15, 2005, we will receive 50% of any net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, will likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows or ability to conduct business.

Forward-looking Information

The foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following discussion in “Quantitative and Qualitative Disclosures About Market Risk” should be read in conjunction with the condensed consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our 2005 Annual Report on Form 10-K. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currencies. The following information about our market sensitive financial instruments contains forward-looking statements. For further information, refer to Item 7A and the consolidated financial statements and note 8 of the notes to consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investments in marketable securities, interest rate swaps and long-term debt obligations. Interest rates related to these financial instruments at April 30, 2005 were higher than at January 31, 2005. Many of our current investments were made in periods when interest rates were below current levels. If rates stay at current levels or increase, as investments in our fixed income portfolios mature, they will be replaced with instruments bearing higher interest rates.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are based in various foreign currencies. Our objective in managing our exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. The currency hedged as of April 30, 2005 is the United States dollar. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis. The fair values for forward foreign exchange contracts were estimated using spot rates in effect on April 30, 2005. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of April 30, 2005 are the hypothetical gains and losses associated with foreign currency risk. A 10% adverse movement in levels of foreign currency exchange rates related to the U.S. dollar as of April 30, 2005, with all other variables held constant, would result in a decrease in the fair values of the forward foreign exchange contracts by an immaterial amount.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Thomas E. Darcy (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, Kenneth C. Dahlberg and Thomas E. Darcy concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Telkom South Africa

As previously disclosed in our 2005 Annual Report on Form 10-K, our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. Although the High Court judge denied Telcordia’s motion for leave to appeal his ruling, on November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed. On January 24, 2005, the District Court declined to confirm Telcordia’s award and in a February 17, 2005 opinion concluded that the District Court does not have personal jurisdiction over Telkom South Africa. On March 1, 2005, Telcordia filed its Notice of Appeal with the U.S. Court of Appeals for the 3rd Circuit.

Effective March 15, 2005, we sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. Pursuant to the definitive stock purchase agreement, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against us, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

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

Gracian v. SAIC Class Action Lawsuit

On March 4, 2005, we were served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that we improperly required exempt salaried and professional employees in the State of California to utilize their paid leave balances for partial day absences. The plaintiffs contend that our policy violates California law and seeks, among other things, the unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, penalties, interest, punitive damages and attorney fees. We are analyzing the lawsuit and the underlying issues. On May 31, 2005, the California Labor Commissioner issued a memorandum to the California Division of Labor Standards Enforcement Staff that interprets California law in a way that supports our legal positions in this case. The May 31, 2005 memorandum removes a prior California Labor Commissioner opinion letter that interpreted California law in a way that had supported the plaintiffs’ legal position. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing. We also have and will continue to defend our patent position when we believe our patents have been infringed and are involved in such litigation from time to time. Pursuant to the terms of the definitive stock purchase agreement for the sale of Telcordia, we will receive 50% of any net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights. We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Securities

On May 11, 2005, we acquired the stock of Object Sciences Corporation (“OSC”), which was subsequently merged into SAIC. The consideration paid to acquire OSC consisted of cash and 390,346 shares of our Class A common stock with a per share price of $42.27. No underwriters were involved in this transaction. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act, in accordance with Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

(b)	Not applicable.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

(c)	Purchases of Equity Securities by Science Applications International Corporation (“SAIC”)

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2005 – February 28, 2005	754,586	$40.36	—	—
March 1, 2005 – March 31, 2005	1,356,641	$40.39	—	—
April 1, 2005 – April 30, 2005	4,995,895	$42.18	—	—

Total	7,107,122	$41.64	—	—

(1)	Includes shares purchased by SAIC or affiliated purchasers as follows:

	February	March	April
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	626,051	1,040,277	267,743
From former employees, directors, consultants or other entities pursuant to SAIC’s right of repurchase upon termination of affiliation as set forth in its Certificate of Incorporation or pursuant to SAIC’s contractual right of repurchase	124,008	305,606	147,694
In the limited market:
by SAIC	—	—	3,246,656
by the trustees of SAIC’s retirement plans	—	—	155,807
From SAIC’s retirement plans	—	—	1,141,354
In privately negotiated transactions	4,527	10,758	36,641

Total	754,586	1,356,641	4,995,895

(2)	Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of SAIC’s retirement plans or SAIC’s non-qualified stock plans for the benefit of the plans’ participants, (iii) shares forfeited to SAIC without the payment of any consideration to the holder or (iv) newly issued shares acquired by SAIC in connection with employee exercise of non-qualified stock options to satisfy employees statutory tax withholding obligations related to the options.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

(a) On June 2, 2005, the Compensation Committee of the Board of Directors of SAIC approved a program to make financial and tax professional services available through an outside third party to SAIC’s Section 16 executive officers and certain other SAIC executives. Under the program, each Section 16 executive officer is eligible to receive up to $14,500 worth of financial and tax professional services per calendar year from this third party.

On June 6, 2005, Kenneth C. Dahlberg, the Chairman of the Board and Chief Executive Officer of the Company, sent the memorandum attached hereto as Exhibit 99.1 to all employees of the Company by email and by posting the memorandum on the Company’s ISSAIC intranet site. The memorandum discusses certain strategic planning and capital structure issues being addressed by the Board of Directors.

(b) Not applicable

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Memorandum dated June 6, 2005

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Date: June 6, 2005	/s/ Thomas E. Darcy
Executive Vice President and Chief Financial Officer and as a duly authorized officer