Form 10-Q
period 2005-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2005-09-13
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Yes ☐ No ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of August 31, 2005, the Registrant had 173,315,868 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 215,793 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in millions, except per share amounts)

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
Revenues	$1,952	$1,768	$3,798	$3,474
Costs and expenses:
Cost of revenues	1,705	1,556	3,332	3,055
Selling, general and administrative expenses	103	98	210	185

Operating income	144	114	256	234

Non-operating income (expense):
Net loss on marketable securities and other investments, including impairment losses and other investments,	(3)	(7)	(5)	(4)
Interest income	24	9	43	17
Interest expense	(22)	(22)	(44)	(44)
Other income (expense), net	1	1	2	(1)
Minority interest in income of consolidated subsidiaries	(3)	(3)	(6)	(6)

Income from continuing operations before income taxes	141	92	246	196
Provision for income taxes	56	40	106	77

Income from continuing operations	85	52	140	119
Discontinued operations (Note 12):
Income from discontinued operations of Telcordia before income taxes (including gain on sale of $1 million and $866 million for the three and six months ended July 31, 2005, respectively)	5	41	870	70
Gain from discontinued operations of INTESA joint venture	—	—	—	6
(Benefit from) provision for income taxes	(7)	12	328	25

Income from discontinued operations	12	29	542	51

Net income	$97	$81	$682	$170

Earnings per share:
Basic:
Income from continuing operations	$.48	$.28	$.79	$.64
Income from discontinued operations	.07	.16	3.06	.28

	$.55	$.44	$3.85	$.92

Diluted:
Income from continuing operations	$.47	$.28	$.77	$.63
Income from discontinued operations	.07	.15	2.98	.27

	$.54	$.43	$3.75	$.90

Common equivalent shares:
Basic	175	184	177	184

Diluted	180	189	182	189

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	July 31, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,469	$983
Investments in marketable securities	1,632	1,367
Receivables, net	1,558	1,520
Prepaid expenses and other current assets	188	216
Assets of discontinued operations	—	900

Total current assets	4,847	4,986
Property, plant and equipment (less accumulated depreciation of $235 and $217 at July 31, 2005 and January 31, 2005, respectively)	343	339
Intangible assets	49	50
Goodwill	489	468
Deferred income taxes	62	69
Other assets	96	98

	$5,886	$6,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$877	$864
Accrued payroll and employee benefits	406	433
Income taxes payable	369	200
Notes payable and current portion of long-term debt	36	70
Deferred income taxes	6	52
Liabilities of discontinued operations	—	680

Total current liabilities	1,694	2,299
Long-term debt, net of current portion	1,209	1,215
Other long-term liabilities	100	99
Commitments and contingencies (Note 11)
Minority interest in consolidated subsidiaries	49	46
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,451	2,278
Retained earnings	514	212
Other stockholders’ equity	(101)	(105)
Accumulated other comprehensive loss	(32)	(36)

Total stockholders’ equity	2,834	2,351

	$5,886	$6,010

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in millions)

	Six Months Ended July 31
	2005	2004
Cash flows from operating activities:
Net income	$682	$170
Income from discontinued operations	(542)	(51)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	31	25
Non-cash compensation	64	87
Impairment losses on marketable securities	3	6
Other	8	4
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	19	(135)
Prepaid expenses and other current assets	(13)	(15)
Deferred income taxes	(46)	(11)
Other assets	(3)	21
Accounts payable and accrued liabilities	1	39
Accrued payroll and employee benefits	(27)	(32)
Income taxes payable	36	93
Other long-term liabilities	7	21

Total cash flows from operating activities	220	222

Cash flows from investing activities:
Expenditures for property, plant and equipment	(22)	(16)
Acquisitions of business units, net of cash acquired	(15)	(14)
Net payments for businesses acquired in previous years	(11)	(12)
Purchases of debt and equity securities available-for-sale	(963)	(213)
Proceeds from sale of investments in marketable securities and other investments	697	123
Other	1	(6)

Total cash flows used in investing activities	(313)	(138)

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	—	6
Payments of notes payable and long-term debt	(39)	(10)
Dividends paid to minority interest stockholders	(2)	(2)
Sales of common stock	43	46
Repurchases of common stock	(357)	(283)

Total cash flows used in financing activities	(355)	(243)

Decrease in cash and cash equivalents from continuing operations	(448)	(159)

Cash used in operating activities of discontinued operations	(138)	(32)
Cash provided by (used in) investing activities of discontinued operations	1,072	(47)

Increase (decrease) in cash and cash equivalents from discontinued operations	934	(79)

Cash and cash equivalents at beginning of period	983	1,099

Cash and cash equivalents at end of period	$1,469	$861

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$101	$96

Fair value of assets acquired in acquisitions	$36	$18
Cash paid in acquisitions	(15)	(14)
Issuance of common stock in acquisitions	(16)	—

Liabilities assumed in acquisitions	$5	$4

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

Certain amounts as of January 31, 2005 and for the three and six months ended July 31, 2004 have been reclassified in the condensed consolidated financial statements to conform to the presentation as of and for the three and six months ended July 31, 2005.

In the opinion of management, the unaudited financial information as of July 31, 2005 and for the three and six months ended July 31, 2005 and 2004 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2005 Annual Report on Form 10-K.

Discontinued Operations

On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (“Telcordia”). The operating results of Telcordia have been classified as discontinued operations (Note 12) for all periods presented.

Common Stock

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05. As of July 31, 2005 and January 31, 2005, 173,186,000 and 177,369,000 shares of Class A common stock, respectively, and 216,000 and 217,000 shares of Class B common stock were issued and outstanding, respectively. Each share of Class B common stock is convertible into 20 shares of Class A common stock. Class A common stock and Class B common stock are collectively referred to as common stock in the condensed consolidated financial statements and notes to condensed consolidated financial statements and are shown assuming that the Class B common stock was converted into Class A common stock.

On September 1, 2005, the Company’s newly formed wholly-owned subsidiary, SAIC, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of common stock, the offering. Before the Company can complete the offering, it will have to obtain the approval of its stockholders. The Company has filed with the SEC a registration statement on Form S-4 with its plans to obtain stockholder approval. The Company’s stockholders must approve a merger agreement pursuant to which the Company would become a wholly-owned subsidiary of SAIC, Inc., or New SAIC. In the merger, each share of the Company’s Class A common stock would be converted into the right to receive two shares of New SAIC class A preferred stock, and subject to the exercise or appraisal rights, each share of the Company’s Class B common stock would be converted into the right to receive forty shares of New SAIC class A preferred stock. The new class A preferred stock would be entitled to 10 votes per share. After the merger, the Company intends to offer shares of New SAIC common stock to the public. The new common stock would have the same economic rights as the new class A preferred stock, but would be entitled to one vote per share. As a publicly traded company, New SAIC would have no right of first refusal on transfers of the new class A preferred stock or the new common stock and no right to repurchase those shares on termination of affiliation of an employee, director or consultant.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for options granted to employees as described in Note 1 of the notes to consolidated financial statements of the Company’s 2005 Annual Report on Form 10-K:

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
	(In millions, except per share amounts)
Net income, as reported	$97	$81	$682	$170
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(6)	(8)	(1)	(15)

Pro forma net income	$91	$73	$681	$155

Earnings per share:
Basic – as reported	$.55	$.44	$3.85	$.92

Basic – pro forma	$.52	$.40	$3.85	$.84

Diluted – as reported	$.54	$.43	$3.75	$.90

Diluted – pro forma	$.51	$.39	$3.74	$.82

For the six months ended July 31, 2005, the pro forma stock-based employee compensation expense was reduced by the effects of unvested stock options that were forfeited by employees of Telcordia as a result of the sale of Telcordia (Note 12).

Note 2 – Business Segment Information:

The following summarizes interim business segment information:

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
	(In millions)
Revenues:
Government	$1,841	$1,660	$3,558	$3,254
Commercial	127	123	258	244
Corporate and Other	(16)	(15)	(18)	(24)

Total reportable segment revenues	$1,952	$1,768	$3,798	$3,474

Segment operating income (loss):
Government	$136	$131	$250	$255
Commercial	5	6	12	12
Corporate and Other	1	(25)	(10)	(40)

Total reportable segment operating income	$142	$112	$252	$227

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

As discussed in more detail in Note 2 of the notes to consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K, certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Government Cost Accounting Standards. Corporate expense variances to these allocations are retained in the Corporate and Other segment. Effective February 1, 2005, the Company no longer allocates an internal interest charge or credit (“Cost of Capital”). Segment information for the three and six months ended July 31, 2004 has been revised to reflect the elimination of the Cost of Capital allocation. In certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and reflected in the Corporate and Other segment. Elimination of intersegment revenues is also reflected in the Corporate and Other segment. Sales between segments were $1 million and $3 million for the three and six months ended July 31, 2005, respectively, compared to $11 million and $21 million for the three and six months ended July 31, 2004, and were recorded at cost.

As discussed in Note 12, as a result of the sale of Telcordia, prior year segment information has been revised to conform to the three and six months ended July 31, 2005 presentation of Telcordia as discontinued operations. Since Telcordia represented the entire Non-Regulated Telecommunications segment, the Company no longer has continuing operations in this segment.

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
	(In millions)
Depreciation and amortization:
Government	$12	$9	$24	$18
Commercial	1	2	2	3
Corporate and Other	2	2	5	4

Total consolidated and reportable segment depreciation and amortization	$15	$13	$31	$25

The following reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
	(In millions)
Total reportable segment operating income	$142	$112	$252	$227
Equity in (income) loss of unconsolidated affiliates	(1)	—	(1)	2
Investment activities	—	(1)	(1)	(1)
Minority interest in income of consolidated subsidiaries	3	3	6	6

Total consolidated operating income	$144	$114	$256	$234

Note 3 – Pre-contract Costs:

Prepaid expenses and other current assets include $20 million of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at July 31, 2005.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Note 4 – Derivative Financial Instruments:

Interest Rate Risk

As more fully described in Note 8 of the notes to consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K, the Company uses forward interest rate swap agreements to manage its interest rate risk. For the three and six months ended July 31, 2005 and 2004, the net impact on the condensed consolidated statements of income of all outstanding swap agreements was not material. At July 31, 2005, the combined fair value of all of the Company’s interest rate swap agreements was $12 million, of which $3 million and $9 million were reflected in other accrued liabilities and other long-term liabilities, respectively.

Foreign Currency Risk and Other Derivatives

For the three and six months ended July 31, 2005 and 2004, net losses on foreign currency forward exchange contracts and other derivatives and the related fair values at July 31, 2005 and January 31, 2005 were not material.

Note 5 – Acquisitions of Businesses:

During the six months ended July 31, 2005, the Company completed one acquisition for a purchase price of $34 million, which consisted of $18 million in cash and 390,346 shares of the Company’s Class A common stock that had a fair value of $16 million on the date of issuance. The preliminary purchase price allocation resulted in identifiable intangible assets of $3 million (amortizable over three years) and goodwill of $19 million, all of which is tax deductible. The Company has not yet obtained all the information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed once the information identified by the Company has been received, which should not be longer than one year from the date of acquisition.

Note 6 – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the six months ended July 31, 2005 are as follows:

	Government	Commercial	Total
	(In millions)
Goodwill at January 31, 2005	$443	$25	$468
Acquisitions	19	—	19
Foreign currency translation	—	(1)	(1)
Adjustments	3	—	3

Goodwill at July 31, 2005	$465	$24	$489

Goodwill adjustments of $3 million for the six months ended July 31, 2005 were a result of adjustments to net assets acquired prior to February 1, 2005.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Intangible assets as of July 31, 2005 and January 31, 2005 consist of the following:

	July 31, 2005			January 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
	(In millions)
Intangible assets:
Customer contracts	$33	$15	$18	$31	$11	$20
Non-compete agreements	24	15	9	32	13	19
Software and technology	22	3	19	5	—	5
Other	3	—	3	7	1	6

	$82	$33	$49	$75	$25	$50

Customer contracts and non-compete agreements with a gross carrying value of $3 million became fully amortized at January 31, 2005 and, therefore, are no longer reflected in the gross carrying value after that date. In addition, intangible assets arising from acquisitions made prior to February 1, 2005 increased by $7 million as a result of post-acquisition adjustments. Amortization expense related to finite-lived intangible assets was $5 million and $11 million for the three and six months ended July 31, 2005, respectively, and $5 million and $9 million for the three and six months ended July 31, 2004, respectively.

Based on the intangible assets as of July 31, 2005, the estimated annual amortization expense related to finite-lived intangible assets for the years ending January 31 is as follows (in millions):

Year Ending January 31
2006	$22
2007	13
2008	8
2009	6
2010	4
Thereafter	5

$58

Other intangible assets with a gross carrying value of $2 million have an indefinite life and therefore will not be amortized. Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

For the three and six months ended July 31, 2005 and 2004, the Company did not recognize any impairment losses on intangible assets.

Note 7 – Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows borrowings until July 2007 and (ii) a five-year revolving credit facility of up to $250 million, which allows borrowings until July 2009. Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During the six months ended July 31, 2005, the Company did not borrow under either of its credit facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

The Company has a firm fixed-price contract with the Greek Government with bonding requirements, approximately $109 million of which have been met through the issuance of standby letters of credit under the $500 million five-year revolving credit facility. The standby letters of credit reduce the amount available for borrowings under the $500 million five-year revolving credit facility. The Company pays fees for the standby letters of credit issued under the $500 million five-year revolving credit facility, but the outstanding standby letters of credit are not considered borrowings and the Company does not incur related interest cost. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. For further discussion of this contract, refer to Note 11. The Company does not expect to issue any additional standby letters of credit for this contract under the $500 million five-year revolving credit facility.

As of July 31, 2005, the entire amount under the $250 million five-year revolving credit facility was available and $391 million of the $500 million five-year revolving credit facility was available. These credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require the Company to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization of not more than 3.0 to 1.0. These covenants also restrict certain of the Company’s activities, including, among other things, the Company’s ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of July 31, 2005, the Company was in compliance with all the financial covenants under the credit facilities.

Note 8 – Accumulated Other Comprehensive Loss and Comprehensive Income:

As of July 31, 2005 and January 31, 2005, accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale marketable securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments as follows:

	July 31 2005	January 31 2005
	(In millions)
Accumulated other comprehensive losses from:
Unrealized net loss on marketable securities	$(2)	$(4)
Unrealized net loss on derivative instruments	(12)	(13)
Minimum pension liability adjustments	(16)	(19)
Foreign currency translation adjustments	(2)	—

	$(32)	$(36)

Comprehensive income, which combines net income, unrealized gains and losses on the Company’s available-for-sale marketable securities and derivative instruments, minimum pension liability adjustments and foreign currency translation adjustments, consists of the following:

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
	(In millions)
Net income	$97	$81	$682	$170
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(1)	(1)	(2)	(4)
Minimum pension liability adjustments	2	—	3	—
Foreign currency translation adjustments	(2)	—	(2)	1
Other	3	1	5	1

	2	—	4	(2)

Total comprehensive income	$99	$81	$686	$168

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Note 9 – Earnings Per Share (EPS):

A summary of the elements included in the computation of basic and diluted EPS is as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
	(In millions, except per share amounts)
BASIC EPS:
Net income	$97	$81	$682	$170

Weighted average shares	175	184	177	184

Basic EPS	$.55	$.44	$3.85	$.92

DILUTED EPS:
Net income	$97	$81	$682	$170

Weighted average shares	175	184	177	184
Effect of stock options	5	5	5	5

Weighted average shares, as adjusted	180	189	182	189

Diluted EPS	$.54	$.43	$3.75	$.90

Note 10 – Net Loss on Marketable Securities and Other Investments, Including Impairment Losses:

For the three and six months ended July 31, 2005, the Company recognized impairment losses of $1 million and $3 million, respectively, on certain private equity securities due to declines in fair market value that were deemed to be other-than-temporary. For the three and six months ended July 31, 2004, impairment losses due to other than temporary declines in fair value of private equity securities was $6 million. The carrying value of the Company’s private equity securities as of July 31, 2005 is $45 million. The remainder of the loss in the three and six months ended July 31, 2005 and 2004 was the result of net realized losses on sale of marketable securities and other investments.

Note 11 – Commitments and Contingencies:

Telkom South Africa

As disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (“ICC”) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom South Africa successfully challenged the arbitrator’s partial award in the Company’s favor in the South African trial court and the Company has appealed this decision to the South African Supreme Court. In a separate proceeding, the Company unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court of Appeals for the Third Circuit.

On March 15, 2005, the Company sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. (Note 12). Pursuant to the definitive stock purchase agreement relating to the sale, the Company is entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, the Company is obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable, however, an adverse resolution could materially harm the Company’s business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of July 31, 2005 and January 31, 2005.

Firm Fixed-price Contract with the Greek Government

Overview. The Company has a firm fixed-price contract with the Greek Government, as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (System), that was used to support the 2004 Athens Summer Olympic Games (Greek contract). The Greek Government has received delivery of the System for its use and operation, but, to date, has not formally accepted the System under the terms of the Greek contract and has not made certain milestone payments. The parties have had numerous disagreements concerning various technical, legal and contractual issues. The Company has been in discussions with the customer and its principal subcontractor to attempt to resolve these issues through appropriate contract and subcontract modifications. However, no agreement has been reached to date. In addition, the Greek Government has advised the Company that it will not be able to sign a contract modification until an issue concerning the legality of its award of the contract is resolved. Additional information concerning the Greek contract and its status is set forth below.

Original Contract. The Greek contract requires the Company to provide the System and related services. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System (CIS) and the Command Center Systems (CCS). Under the Euro-denominated Greek contract, final acceptance of the System was to take place by September 1, 2004, at a price of approximately $191 million. To date, the Company has been paid approximately $143 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $12 million and ten years of TETRA (radio) network services for approximately $102 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

Memorandum of Understanding. On July 7, 2004, shortly before the start of the Olympic Games, the Company entered into an agreement (MOU) with the Greek Government, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that (1) delivery and acceptance of the System had not been completed by the scheduled date, (2) the System would be delivered for use at the Olympic Games in its then-current state, which included certain omissions and deviations attributable to both parties, (3) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004, (4) the Greek Government would proceed with the necessary actions for the completion of a contract modification as soon as possible, and (5) the Company would receive a milestone payment of approximately $24 million immediately upon the execution of the contract modification. To date, the contract modification contemplated by the MOU has not been signed, and the $24 million milestone payment has not been received. Subsequent to execution of the MOU, the customer asserted that the MOU is non-binding, and disputes have arisen concerning its meaning and effect.

Delivery of System, Testing and Negotiations. The dispute between the parties relates primarily to the functionality of the CDSS portion of the System delivered in November 2004, and more specifically to the operational effectiveness and contractual compliance of CDSS. The customer has performed subsystem acceptance tests on each of the 29 subsystems. The parties are presently unable to proceed to the overall System acceptance tests until the disputes concerning the contractual compliance of CDSS and the other subsystems (supplied by both the Company and its subcontractors) are resolved. The Company and its principal subcontractor are attempting to address the “omissions and deviations” identified by the customer in Subsystems 1 – 7. With respect to Subsystems 8 – 30, the Company is in the process of addressing the “omissions and deviations” through negotiations and, in some instances, the submission of applications for deviation. While discussions with the customer to attempt to resolve the contractual issues through an appropriate contract modification have been unsuccessful to date, the parties have continued to meet in an effort to resolve the disputed issues. Given the inherent uncertainties in this process, however, the Company is unable to predict if and when the negotiations will lead to acceptable modifications of the Greek contract or to its subcontract with its principal subcontractor as described below.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Memorandum of Agreement (MOA) with Our Principal Subcontractor. On June 10, 2005, the Company entered into an MOA with its Greek-based principal subcontractor. The MOA contemplates this subcontractor will perform certain of the Company’s responsibilities under the Greek contract, including delivering a modified version of Subsystems 1 – 7 (CDSS) and will resolve deviations and omissions asserted by the customer with respect to the Subsystems the subcontractor was responsible for under the terms of its subcontract. In order for the solution contemplated by the MOA to be implemented, appropriate modifications to the Greek contract signed by the Company’s Greek customer and the subcontract with the Company’s principal subcontractor must be negotiated and signed. Upon the modification of the Greek contract and the subcontract, the subcontractor would assume responsibility for achieving final acceptance of the System. The MOA is subject to a number of conditions and does not currently represent a binding obligation of the subcontractor to assume the enlarged scope of work noted above. The Company believes, however, that the MOA obligates the subcontractor to make good faith efforts to give effect to the purpose and intent of the MOA.

Performance and Payment Bonds. In connection with the Greek contract, the Company entered into payment, performance and offset bonding requirements, which currently total $233 million. The bonding requirements have been met through the issuance of standby letters of credit of which $109 million was issued under our $500 million credit facility and $124 million was issued by certain banks. Under the terms of these bonding arrangements, the customer could call these standby letters of credit at any time. Certain of the Company’s subcontractors have provided the Company with performance bonds in the aggregate amount of approximately $98 million, guaranteeing their performance under their subcontracts.

Subcontracts. The Company has subcontracted a significant portion of the customer requirements under the Greek contract, and payments to the subcontractors are generally required only if the Company receives payment from the customer. In addition, the Greek contract requires the Company to lease certain equipment under an operating lease from its principal subcontractor for ten years as further described in Note 16 of the notes to consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K. In August 2004, when the Company delivered the System to the customer for use, the Company’s principal subcontractor began providing TETRA network services to the customer. On March 29, 2005, the Company received written notice from its principal subcontractor that the subcontractor intended to stop providing TETRA network services unless payment were made to the subcontractor in the amount of approximately $9 million within 15 days of the letter. The Company provided the customer with a copy of the subcontractor’s written notice. The customer has taken no action on this matter, and the subcontractor has continued to provide the services. On September 8, 2005, the Company’s principal subcontractor provided the Company with written notice that the subcontractor will no longer commit to continue providing Tetra network services, asserted its entitlement to payment for the Tetra network and terminals, which have been used by the customer since August 2004, and its expectation of payment for any future use. The Company provided the customer with notice of this development. Under the terms of the Greek contract, the Company is not obligated to provide Tetra network services to the customer until the customer has accepted the System. The Company has not recorded any revenue from the customer or accrued any subcontract lease obligation related to the TETRA services or System maintenance.

Dispute Resolution, Binding Arbitration and Damages Provisions. If the parties are unable to resolve their disputes through negotiation or contract modification, the dispute could be resolved in binding arbitration. Under the Greek contract, any disputes are subject to ultimate resolution by binding arbitration before three Greek arbitrators in Greece. If the customer prevails in any such arbitration and the Company is found to have materially breached the Greek contract, the customer may be entitled to recover damages, which could include: (1) penalties for delayed delivery in an amount up to $15 million, (2) damages in the form of excess reprocurement costs, (3) repayment of amounts paid under the Greek contract and (4) forfeiture of a good performance bond in the amount of $31 million.

Legality of the Greek Contract. On August 25, 2005, the Company received a copy of a decision issued by the Court of Auditors of the Hellenic Republic (Greek Audit Court). The Greek Audit Court is a government agency that has authority to review and audit procurements, including payments to contractors. The Company understands that one of its auditors challenged on several grounds a payment order or invoice submitted by the Greek Ministry of Defense for a payment of approximately $78 million (63,109,140 Euros) relating to our Greek contract. As this payment is in excess of amounts which have not yet been paid to the Company under the contract, it is unknown at this time whether the payment order related to work for which (1) the Company has already been paid, (2) the Company has not been paid or (3) the Company has been paid on some but not all work. The Greek Audit Court decided that the payment was not authorized under Greek law or applicable procurement regulations.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

In denying payment, the Greek Audit Court made the following two findings:

•	the Greek contract was null and void due to lack of review by the Greek Audit Court prior to award; and

•	the Greek contract properly should have been awarded by the Greek Ministry of Public Order and not the Greek Ministry of Defense which awarded the Greek contract to the Company.

On September 1, 2005, the Company sent a letter to the customer requesting that the customer confirm what the parties discussed in an August 29, 2005 meeting; specifically that the customer considers the Greek contract to be a legal and binding agreement, that the customer desires the Company and its subcontractors to continue performing, and that the customer will take the actions necessary to lift any doubts that exist concerning the validity of the Company’s Greek contract. The customer was considering the possibility of an appeal of the Greek Audit Court’s decision or seeking parliamentary action to cure the illegality issue. On September 8, 2005, the customer advised the Company that it does not intend to appeal the Greek Audit Court’s decision. To date, the Company has not received any response to its September 1, 2005 letter.

The Company understands that the Greek Audit Court’s decision relates to the Greek procurement process, is not binding upon it, and may not relieve the Company of its contractual obligations to the Greek Government under the Greek contract without further action by the Company, the Greek Audit Court or other agencies of the Greek Government. The Company is evaluating its options with respect to the legality of the Greek contract.

The issue of the legality of the Greek contract award could be arbitrated under the binding arbitration provisions of the Greek contract or determined by the appropriate Greek court. The Company has no current intention to arbitrate or litigate the issue of legality of the Greek contract and the Company currently plans to resolve all disputes through negotiation and contract modification as outlined above.

If, however, there is a finding by arbitrators or the appropriate court in the future that the contract was null and void, the Company believes the following would result, irrespective of the terms of the Greek contract: the Company would have no contractual obligations to complete any additional work under the Greek contract; penalties for delayed performance could not be enforced; damages for excess reprocurement costs could not be assessed; the good performance bonds could not be called; and the Company believes it would be entitled to equitable remedies. Under these equitable remedies, if the arbitrators or court found that the value conferred upon the Greek Government by the Company’s work was greater than the payments already received by it, the Greek Government would owe the Company for the amount of such excess. Likewise, if the arbitrators or court found the value conferred upon the Greek Government by the Company’s work was less than the payments already received by it, the Company would owe the Greek Government for the amount of such deficiency.

While the Company continues to evaluate the implications of the legality issue and other recent developments, the Company believes it performed services and received payments under a binding agreement with the Greek Government.

Financial Status of the Contract. The Company has recorded the financial position of the Greek contract based on its best estimate of the loss to be realized. The situation remains extremely complex and dynamic, involving multiple government agencies, subcontractors, and customer elements and government representatives having different roles and at times, expressing inconsistent positions.

The Company has recognized revenues of $151 million and recorded losses of $54 million under the contract through July 31, 2005. The Company has accounts receivable of $9 million under the contract and a $4 million accounts receivable related to a contract addendum as of July 31, 2005. The Company’s recorded losses exclude potential subcontractor liabilities of $10 million that management believes will not be paid under the subcontract terms. In addition, the Company has $13 million of accounts receivable relating to Value Added Taxes (VAT) that the Company has paid and is entitled to recover from the customer under the contract upon final billing.

Of the $54 million in contract losses recorded as of July 31, 2005, $7 million was recorded in the three months ended April 30, 2005, reflecting changes in management’s estimate of the loss as a result of the failure by the parties to reach agreement on a contract modification, the unfavorable results of the customer’s testing of the system, their unwillingness to accept the system, and other recent developments; and $9 million was recorded in the three months ended July 31, 2005, reflecting changes in management’s estimate of the loss as a result of continuing negotiations with the Greek Government and the Company’s principal subcontractor.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

While the Company believes it is working towards an acceptable solution with the Greek Government, if the Company is ultimately unable to resolve the various disputes under the contract, then the Company may not be able to collect its receivables and the Company may incur additional losses. The Company could also potentially incur additional losses if it is determined that the Company has breached the Greek contract, or its subcontracts, and owes the Greek customer or its subcontractors damages, as described above. The Greek Government could call some or all of the payment, performance and offset bonds of $233 million. Failure to collect the Company’s receivables, or the successful imposition of damages, could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

DS&S, the Company’s 50-50 joint venture, maintains a $25 million credit facility, under which $8 million in principal amount is outstanding and $11.5 million in standby letters of credit are outstanding at July 31, 2005. The Company has guaranteed 50% of the DS&S commitments under this credit facility, but the Company has not been required to perform on this guarantee. At January 31, 2005, the Company provided a loan of $1 million to DS&S. The Company and the other joint venture member have also guaranteed the payment of 50% of certain legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation. As of July 31, 2005, the fair value of the guarantee for legal and accounting fees is not material to the Company, and the Company has not been required to perform on this guarantee.

INTESA Joint Venture

INTESA. INTESA, a Venezuelan joint venture the Company formed in 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. The Company had previously consolidated its 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to dissolve the joint venture or have it declared bankrupt.

Outsourcing Services Agreement and Guarantee. INTESA had derived substantially all its revenues from an outsourcing services agreement with PDVSA that it entered into at the time the joint venture was formed. The services agreement expired on June 30, 2002 and the parties were not able to reach agreement on a renewal. The Company guaranteed INTESA’s obligations under the services agreement to PDVSA. Under the terms of the services agreement, INTESA’s liability for damages to PDVSA in any calendar year is capped at $50 million. As a result, our maximum potential liability to PDVSA under the guarantee in any calendar year, based on the Company’s guarantee of their ownership interest in INTESA, is $20 million. To date, PDVSA has not asserted any claims.

Expropriation of the Company’s Interest in INTESA. In 2002 and 2003, PDVSA and the Venezuelan government took certain actions, including denying INTESA access to certain of its facilities and assets, that prevented INTESA from continuing operations. In 2004, the Overseas Protection Insurance Company (OPIC), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments, determined that the Venezuelan government had expropriated the Company’s interest in INTESA without compensation and paid the Company approximately $6 million in settlement of its claim.

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, the Company’s wholly-owned subsidiary and the entity that held the Company’s interest in INTESA, was added as defendants in a number of these suits. The Company believes that it does not have any legal obligation for these claims, but given the unsettled political and economic environment in Venezuela, their outcome is uncertain.

Other Legal Proceedings Involving INTESA. The Attorney General of Venezuela initiated a criminal investigation of INTESA in 2003 alleging unspecified sabotage by INTESA employees. The Company believes this investigation is inactive. In connection with the Company’s expropriation claim, OPIC determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA and the Venezuelan government. In addition, the SENIAT, the Venezuelan tax authority, filed a claim against INTESA in 2004 for approximately $30 million for alleged non-payment of VAT taxes in 1998.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Potential Financial Impact. Many issues relating to INTESA, including the termination of the services agreement and the employment litigation brought by former INTESA employees, remain unresolved. Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, adverse resolutions could materially harm the Company’s business, consolidated financial position, results of operations and cash flows.

Other Joint Ventures

In one of the Company’s investments in affiliates accounted for under the equity method, the Company is an investor in Danet Partnership GBR (“GBR”), a German partnership. GBR has an internal equity market similar to the Company’s limited market. The Company is required to provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control, and all GBR investors in the event of a change of control, to put their GBR shares to the Company in exchange for the current fair value of those shares. The Company may pay the put price in shares of its common stock or cash. The Company does not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. The maximum potential obligation, if the Company assumes all the current GBR investors are withdrawing from GBR, would be $12 million as of July 31, 2005. If the Company were to incur the maximum obligation and buy all the shares outstanding from the other investors, the Company would then own 100% of GBR.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, as of July 31, 2005, the Company is not able to project the maximum potential amount of future payments it could be required to make under the guarantee but, based on current conditions, the Company believes the likelihood of having to make any payment is remote. No liability relating to this guarantee is currently recorded.

On September 15, 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (“EG&G”) and Parsons Infrastructure & Technology Group, Inc. (“Parsons”) to form Research and Development Solutions, LLC (“RDS”), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $218 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of July 31, 2005, the fair value of the guarantee is not material to the Company.

Gracian v. SAIC Class Action Lawsuit

On March 4, 2005, the Company was served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that the Company improperly failed to pay overtime to exempt salaried and professional employees in the State of California and required them to utilize their paid leave balances for partial day absences. The plaintiffs contend that the Company’s policy violates California law and seek, among other things, the unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, penalties, interest, punitive damages and attorney fees. The Company is analyzing the lawsuit and the underlying issues. On May 31, 2005, the California Labor Commissioner issued a memorandum to the California Division of Labor Standards Enforcement Staff that interprets California law in a way that supports the Company’s legal positions in this case. The May 31, 2005 memorandum removes a prior California Labor Commissioner opinion letter that interpreted California law in a way that had supported the plaintiffs’ legal position. A California Court of Appeals, in another matter, published an opinion on July 21, 2005, which supports the Company’s position regarding charging comprehensive leave balances for partial day absences, although this opinion will not become final until 60 days after initial publication. If the decision does not become final, it would have no precedential force. Plaintiffs’ counsel may argue that the Court of Appeals decision is wrongly decided and continue to pursue the case. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Other

In the normal conduct of its business, the Company seeks to monetize its patent portfolio through licensing agreements. The Company also has and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time. As described in Note 12, on March 15, 2005, the Company sold its Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, the Company will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

The Company is subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions the Company has taken. The Company has recorded liabilities for tax contingencies for open years based upon its best estimate of the taxes ultimately expected to be paid. As of July 31, 2005, the income taxes payable balance included $145 million of income taxes payable related to the sale of Telcordia and $200 million of tax accruals that have been recorded for tax contingencies. The Company is currently undergoing several routine Internal Revenue Service and other tax jurisdiction examinations. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals, or that there will not be accruals in excess of the final settlement amounts agreed to by the tax authorities.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

Note 12 – Discontinued Operations:

Telcordia

On March 15, 2005, the Company completed the sale of Telcordia to TTI Holding Corporation (“Buyer”), an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. The initial sales price of $1.35 billion was subject to a working capital adjustment, reduction for the net proceeds from a sale leaseback transaction of certain Telcordia-owned real estate between Telcordia and an unrelated third party in conjunction with the closing of the sale of Telcordia, and other adjustments as agreed upon between the Buyer and the Company. During the three months ended April 30, 2005, a preliminary gain on sale before income taxes of $865 million was recorded based on a preliminary closing balance sheet and estimates of certain closing costs. During the three months ended July 31, 2005, the Company finalized the closing balance sheet and working capital adjustments with the buyer, recorded additional transaction costs, revised certain estimated tax liabilities based on current tax positions and revised its estimate of the tax effect of the gain on sale. As a result of this, an additional gain before income taxes of $1 million and an income tax benefit of $9 million was recorded. For the six months ended July 31, 2005, the adjusted cash proceeds from the sale and net assets sold were as follows:

In millions
Initial sales price	$1,350
Less: Working capital adjustment	(244)
Direct and incremental selling costs	(34)

Proceeds received from sale of Telcordia and sale of building	1,072
Less: Accrued liabilities for other purchase price adjustments per the definitive stock purchase agreements and related amendments	(7)

Adjusted sales price	1,065
Less book value of assets and (liabilities) sold:
Cash and cash equivalents	7
Receivables, net	89
Prepaid expenses and other current assets	27
Property, plant and equipment	120
Intangible assets	44
Goodwill	96
Prepaid pension assets	521
Other assets	4
Accounts payable and accrued liabilities	(366)
Accrued payroll and employee benefits	(70)
Deferred income taxes	(85)
Other postretirement benefits and other long-term liabilities	(188)

Net book basis of assets and liabilities	199

Gain on sale before income taxes	866
Provision for income taxes	(325)

Gain on sale, net of income taxes	$541

The Company is entitled to receive additional amounts as contingent sales price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia as described in Note 11. In addition to customary indemnifications to the Buyer, the Company has indemnified the Buyer for all income tax obligations on and through the date of close and has indemnified the Buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. While the Company believes it has adequate accruals for these contingencies, the ultimate resolution of these matters could differ from the amounts accrued. The impact of these future contingent payment or contingent purchase price proceeds as well as changes in estimates for these items, if any, will continue to be reflected as discontinued operations in the period in which they arise.

As a result of the sale of Telcordia, the Company’s common stock will no longer be an investment choice in the Telcordia 401(k) Plan. As of July 31, 2005, the Telcordia 401(k) Plan held approximately 5.3 million shares of the Company’s common stock, which had a fair value of $223 million. In accordance with the terms of the definitive stock purchase agreement between the Company and the Buyer, the participants in the Telcordia 401(k) Plan must offer for sale their shares of the Company’s common stock held in the Telcordia 401(k) Plan no later than the date of the scheduled April 2006 limited market trade, or any such later trade date as may be agreed by the Company and the Buyer. Although the Company is under no contractual obligation to do so, the Company intends to repurchase these shares of common stock held by the Plan at the stock price in effect at the time of repurchase. If the Company completes the offering as described in Note 1, there would not be an April 2006 limited market trade, however, the Company intends to repurchase these shares at fair value, as determined by the board of directors, in order to provide liquidity to the Telcordia 401(k) plan.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

The operating results of Telcordia have been classified as discontinued operations for all periods presented. Telcordia’s results of operations had previously been reported as the Non-Regulated Telecommunications segment for the three and six months ended July 31, 2004. The summary of Telcordia’s operating results for the period before the sale was completed, February 1, 2005 through March 14, 2005, and the six months ended July 31, 2004 is as follows:

	February 1 – March 14, 2005	Six Months Ended July 31, 2004
	(In millions)
Revenues	$89	$419
Costs and expenses
Cost of revenues	57	239
Selling, general and administrative expenses	28	110

Income before income taxes	4	70
Provision for income taxes	3	23

Income from discontinued operations	$1	$47

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements – (continued)

Unaudited

INTESA Joint Venture

In 2003, the Company’s foreign joint venture, INTESA, ceased operations and was classified as discontinued operations. As described in Note 11, during the six months ended July 31, 2004, the Company received an approximate $6 million settlement related to an OPIC insurance claim. This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain on discontinued operations of $4 million, net of income tax expense of approximately $2 million. INTESA and the Company are involved in various legal proceedings relating to INTESA as described in Note 11.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following discussion in “Quantitative and Qualitative Disclosures About Market Risk” should be read in conjunction with the condensed consolidated financial statements and contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our 2005 Annual Report on Form 10-K. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31, not calendar years. For example, we refer to the fiscal year ended January 31, 2005 as “fiscal 2005.” We are currently in fiscal 2006.

Recent Events

On September 1, 2005, our newly formed wholly-owned subsidiary SAIC, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) for an initial public offering of common stock (the offering). The principal purpose of the offering is to better enable us to use our cash and cash flows from operations to fund organic growth and growth through acquisitions, as well as to provide us with publicly traded stock that can be used for future acquisitions. Creating a public market for our common stock eliminates the need to use our cash to provide liquidity for our stockholders in the limited market that we have historically sponsored.

Before we can complete the offering, we will have to obtain the approval of our stockholders. We have filed with the SEC a registration statement on Form S-4 with our plans to obtain stockholder approval. Our stockholders must approve a merger agreement pursuant to which we would become a wholly-owned subsidiary of SAIC, Inc., or New SAIC. In the merger, each share of our class A common stock would be converted into the right to receive two shares of New SAIC class A preferred stock, and subject to the exercise or appraisal rights, each share of our class B common stock would be converted into the right to receive forty shares of New SAIC class A preferred stock. The new class A preferred stock would be entitled to 10 votes per share. After the merger, we intend to offer shares of New SAIC common stock to the public. The new common stock would have the same economic rights as the new class A preferred stock, but would be entitled to one vote per share. As a publicly traded company, New SAIC would have no right of first refusal on transfers of the new class A preferred stock or the new common stock and no right to repurchase those shares on termination of affiliation of an employee, director or consultant.

We plan to use all or substantially all of the net proceeds of the offering to pay a special dividend to our current stockholders, which we expect will be paid within 25 days after the completion of the offering. The special dividend is expected to range from $4 to $5 per share of the New SAIC class A preferred stock, which is equivalent to a range of $8 to $10 per share of our class A common stock and from $160 to $200 per share of our class B common stock.

Overview

We are a leading provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, as well as to selected commercial markets. Our customers seek our domain expertise to solve complex technical challenges requiring innovative solutions for mission-critical functions in such areas as national security, intelligence and homeland defense. Increasing demand for our services and solutions is driven by priorities including the ongoing global war on terror and the transformation of the U.S. military. We have three reportable segments: Government, Commercial, and Corporate and Other. Except in the section captioned “—Discontinued Operations,” all amounts are presented only for our continuing operations.

Government Segment. Through the Government segment we provide systems engineering, systems integration and advanced technical services and solutions primarily to U.S. federal, state and local government agencies and foreign governments. Revenues from our Government segment accounted for 94% of our total consolidated revenues for the three months and six months ended

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

July 31, 2005 and 2004. Within the Government segment, substantially all of our revenues were derived from contracts with the U.S. Government. These revenues include contracts where we serve as the prime, or lead, contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor.

In the period since the September 11, 2001 terrorist attacks, U.S. Government spending has increased in response to the global war on terror and efforts to transform the U.S. military. This increased spending has had a favorable impact on our business. Our results have also been favorably impacted by increased outsourcing of IT and other technical services by the U.S. Government. Although we expect that these trends will continue, our revenues would be adversely affected by a reduction in overall U.S. Government spending or a shift in spending priorities.

Competition for contracts with the U.S. Government is intense. In addition, in recent years, the U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various products or services at established general terms and conditions. Such processes include purchasing services and solutions using indefinite delivery / indefinite quantity (IDIQ), government-wide acquisition contract (GWAC), and U.S. General Services Administration (GSA) award contract vehicles. This trend has served to increase competition for U.S. Government contracts and increase pressure on the prices we charge for our services.

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in selected commercial markets, currently IT support for oil and gas exploration and production, applications and IT infrastructure management for utilities and data lifecycle management for pharmaceuticals. We provide our Commercial segment customers with systems integration and advanced technical services and solutions we have developed for the commercial marketplace, often based on expertise developed in serving our Government segment customers. Revenues from our Commercial segment accounted for 7% of our total consolidated revenues for the three and six months ended July 31, 2005 and 2004. Our revenues from our Commercial segment are driven primarily by our customers’ desire to reduce their costs related to management of IT and other complex technical functions through outsourcing to third party contractors.

Corporate and Other Segment. Our Corporate and Other segment includes the operations of our broker-dealer subsidiary, Bull, Inc., and our internal real estate management subsidiary, Campus Point Realty Corporation, and various corporate activities, including elimination of intersegment revenues. We expect that the operations of Bull, Inc. will cease if we complete the offering. Our Corporate and Other segment does not contract with third parties for the purpose of generating revenues. However, for internal management reporting purposes, we record certain revenue and expense items incurred by the Government and Commercial segments in the Corporate and Other segment in certain circumstances as determined by our chief operating decision maker (who currently is our Chief Executive Officer).

Key Financial Metrics

Sources of Revenues

Contracts. We generate revenues under the following types of contracts: (1) cost-reimbursement, (2) time-and-materials (T&M), (3) fixed price level-of-effort, (4) firm fixed-price (FFP) and (5) target cost and fee with risk sharing. Cost-reimbursement contracts provide for reimbursement of our direct costs and allocable indirect costs, plus a fee or profit component. T&M contracts typically provide for the payment of negotiated fixed hourly rates for labor hours plus reimbursement of our other direct costs and allocable indirect costs. Fixed price level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the labor hours provided to the customer. FFP contracts provide for payment to us of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP target costs, we can generate more or less than the targeted amount of profit or even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs, plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as an additional fee or profit. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes revenues by contract type for the periods noted:

	Six Months Ended July 31
	2005	2004
Cost-reimbursement	46%	44%
T&M and fixed price level-of-effort	37%	38%
FFP	16%	16%
Target cost and fee with risk sharing	1%	2%

Total	100%	100%

We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) receipt of payments based on the costs of materials and subcontractors used in a project, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area. If M&S revenues grow at a faster rate than our labor-related revenues, our overall profit margins on our contracts could be impacted negatively because our M&S revenues generally have lower margins than our labor-related revenues.

Backlog. The approximate value of our total negotiated backlog as of July 31, 2005 and 2004 was as follows:

	As of July 31
	2005	2004
	(In millions)
Government segment:
Funded backlog	$3,036	$3,174
Negotiated unfunded backlog	6,462	5,285

Total negotiated backlog	$9,498	$8,459

Commercial segment:
Funded backlog	$318	$260
Negotiated unfunded backlog	116	326

Total negotiated backlog	$434	$586

Total consolidated:
Funded backlog	$3,354	$3,434
Negotiated unfunded backlog	6,578	5,611

Total consolidated negotiated backlog	$9,932	$9,045

Total consolidated negotiated backlog consists of funded backlog and negotiated unfunded backlog. Funded backlog represents the portion of backlog for which funding currently is appropriated or otherwise authorized and is payable to us upon completion of a specified portion of work, less revenues previously recognized. Our funded backlog does not include the full potential value of our contracts because the U.S. Government and our other customers often appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. Negotiated unfunded backlog represents (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised contract options. When a definitive contract or contract amendment is executed and funding has been appropriated or otherwise authorized, funded backlog is increased by the difference between the funded dollar value of the contract or contract amendment and the revenue recognized to date. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, GWAC or GSA Schedule contract vehicles.

We expect to recognize as revenues a substantial portion of our funded backlog within 12 months. However, the U.S. Government may cancel any contract or purchase order at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues includes direct labor and related fringe benefits and direct expenses incurred to complete contracts and task orders. Cost of revenues also includes subcontract work, consultant fees, materials, depreciation and overhead. Overhead consists of indirect costs relating to operations, rent/facilities, administration, travel and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts and administration, human resources and management information systems. SG&A also includes bid-and-proposal and independent research and development expenses.

Factors Affecting Our Results Of Operations

We acquire businesses in our key markets when opportunities arise. We completed one acquisition in the three months ended July 31, 2005 for a total purchase price of $34 million. In the future, we expect the use of cash to make business acquisitions will increase. In addition, if we complete the offering, we may use our shares of common stock, which would be publicly traded, for acquisitions.

As part of our ongoing strategic planning, we have exited, and may in the future exit, certain businesses from time to time. For example, in March 2005, we sold Telcordia Technologies, Inc. (Telcordia), our telecommunications subsidiary, and recognized a gain before income taxes of $865 million in the three months ended April 30, 2005. During the three months ended July 31, 2005, final adjustments to the sale price were made and we recorded an additional gain before income taxes of $1 million and an income tax benefit of $9 million. This transaction is reflected in the unaudited consolidated balance sheet as of July 31, 2005 and as discontinued operations for all periods presented. Prior to the sale, Telcordia’s revenues were 11% of our total consolidated revenues for the three and six months ended July 31, 2004.

The Limited Market

There has been no public trading market for our common stock. However, we have maintained a limited secondary market for the common stock, which we call the limited market, through our broker-dealer subsidiary, Bull, Inc. The limited market enables our stockholders to submit offers to buy and sell our common stock on predetermined quarterly trade dates. Although we were not contractually required to do so, on all trade dates in the periods presented, we have repurchased the excess of the number of shares offered for sale over the number of shares sought to be purchased in order to improve the liquidity of the shares held by our stockholders. In the six months ended July 31, 2005 and 2004, we purchased $357 million and $283 million of our common stock, respectively, through the limited market. If we complete the offering as described in “Recent Events,” shares of New SAIC common stock would be publicly traded and New SAIC class A preferred stock would be convertible into New SAIC common stock as the applicable transfer restriction periods lapse. If we complete the offering and as a result of creating a publicly traded market for our common stock, we expect that we will discontinue the limited market, cease repurchasing stock from our stockholders and wind up the operations of Bull, Inc. However, if this were to occur, we intend to repurchase shares of New SAIC class A preferred stock on a quarterly basis from our 401(k) and retirement plans during the restriction periods in order to provide participants in those plans with liquidity to the extent permitted under the plans.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations

Comparison of the Three and Six Months ended July 31, 2005 and 2004

Total Consolidated Revenues. The following table summarizes changes in total consolidated and segment revenues on an absolute basis and segment revenues as a percentage of total consolidated revenues for the three and six months ended July 31, 2005 and 2004:

	Three Months Ended July 31
	2005	Percent Change	2004	Segment Revenues as a Percentage of Total Consolidated Revenues
				2005	2004
	($ in millions)
Total consolidated revenues	$1,952	10%	$1,768	—	—
Government segment revenues	1,841	11%	1,660	94%	94%
Commercial segment	127	3%	123	7%	7%
Corporate and Other segment revenues	(16)	—	(15)	(1)%	(1)%

	Six Months Ended July 31
	2005	Percent Change	2004	Segment Revenues as a Percentage of Total Consolidated Revenues
				2005	2004
	($ in millions)
Total consolidated revenues	$3,798	9%	$3,474	—	—
Government segment revenues	3,558	9%	3,254	94%	94%
Commercial segment revenues	258	6%	244	7%	7%
Corporate and Other segment revenues	(18)	—	(24)	(1)%	(1)%

Our total consolidated revenues for the three and six months ended July 31, 2005 grew 10% and 9%, respectively, over the same period of the prior year with most of the growth coming from our U.S. Government customers.

The growth in our Government segment revenues for the three and six months ended July 31, 2005 was the result of growth in our traditional business areas with departments and agencies of the U.S. Government. Approximately five percentage points of the growth in total consolidated revenues for the three and six months ended July 31, 2005 was a result of acquisitions made after July 31, 2004, while the remaining six and four percentage points for the three and six months ended July 31, 2005 represented internal growth. Our internal growth reflects an increase in the number of contract awards from the U.S. Government and increased budgets of our customers in the national security business area.

The increase in our Commercial segment revenues for the three and six months ended July 31, 2005 was attributable primarily to higher revenues from the sale of security systems used to protect ports, cargo terminals and containers, and to exchange rate changes between the U.S. dollar and the British pound. These exchange rate changes caused the growth in local U.K. revenues to be translated into a higher amount of U.S. dollars that accounted for one-third of the increase in revenues.

The Corporate and Other segment includes the elimination of intersegment revenues of $1 million and $3 million for the three months ended July 31, 2005 and 2004, respectively, and $11 million and $21 million for the six months ended July 31, 2005 and 2004, respectively. For the six months ended July 31, 2005, the remaining balance represents the net effect of certain revenue items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segment and instead are reflected in the Corporate and Other segment.

Our labor-related total consolidated revenues were $1.2 billion for the three months ended July 31, 2005 and 2004 and $2.4 billion and $2.3 billion for the six months ended July 31, 2005 and 2004, respectively. At July 31, 2005, we had 43,600 full-time

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

and part-time employees compared to 40,900 at July 31, 2004. The increase in labor-related total consolidated revenues was attributable to an increase in our technical staff that performs on contracts. M&S revenues were $729 million and $603 million for the three months ended July 31, 2005 and 2004, respectively, and $1.4 billion and $1.2 billion for the six months ended July 31, 2005 and 2004, respectively. M&S revenues as a percentage of total consolidated revenues were 37% and 34% for the three months ended July 31, 2005 and 2004, respectively, and 36% and 35% for the six months ended July 31, 2005 and 2004. M&S revenues grew 21% and 14%, which was faster than our labor related revenues, for the three and six months ended July 31, 2005 compared to the same periods of the prior year. The increase in M&S revenues is primarily related to the overall growth in our business in the logistics and product support business area.

Cost of Revenues. The following table summarizes cost of revenues as a percentage of revenues for the three and six months ended July 31, 2005 and 2004:

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
Total consolidated cost of revenues as a percentage of total consolidated revenues	87.3%	88.0%	87.7%	88.0%
Segment cost of revenues as a percentage of segment revenues:
Government segment	87.6%	87.9%	88.0%	87.8%
Commercial segment	76.4%	75.9%	76.1%	75.9%

Government segment cost of revenues as a percentage of segment revenues for the three and six months ended July 31, 2005 remained consistent with the same period of the prior year. On our contract with the Greek Government as described in “— Commitments and Contingencies” we recorded additional contract losses of $9 million and $16 million in the three and six months ended July 31, 2005, respectively. We recorded similar additional contract losses on this contract in the three and six months ended July 31, 2004. For the three and six months ended July 31, 2005, we also had higher realized contract margins that were partially offset by lower direct labor utilization compared to the same periods of the prior year.

Commercial segment cost of revenues as a percentage of segment revenues did not change significantly.

Total consolidated cost of revenues as a percentage of total consolidated revenues decreased for the three and six months ended July 31, 2005. In addition to the trends discussed for the Government and Commercial segments, the decrease was caused by lower employee fringe benefit expenses related to changes in our retirement plans and bonus compensation plans. During the three months ended July 31, 2005, we decided to make a higher fraction of our fiscal 2006 bonus compensation plan awards in the form of vesting stock. Vesting stock bonus expense is recognized over the period which the employee provides service, which is the vesting period of four years. Consequently, this decision had the effect of reducing the estimated bonus compensation expense by approximately $5 million at July 31, 2005.

Selling, General and Administrative Expenses. The following table summarizes SG&A as a percentage of revenues for the three and six months ended July 31, 2005 and 2004:

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
Total consolidated SG&A as a percentage of total consolidated revenues	5.3%	5.6%	5.5%	5.3%
Segment SG&A as a percentage of segment revenues:
Government segment	4.9%	4.0%	4.9%	4.1%
Commercial segment	19.2%	19.7%	18.7%	19.2%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Government segment SG&A increased $24 million or 36% on an absolute basis and as a percentage of its revenues for the three months ended July 31, 2005 as we increased G&A spending by $15 million or 35% relating to our IT and other infrastructure areas to support current and future growth. G&A costs represented 3.1% and 2.6% of the Government segment revenues for the three months ended July 31, 2005 and 2004, respectively. We expect to maintain this higher level of spending for the remainder of fiscal 2006. In addition, bid-and-proposal costs increased $5 million or 35% on an absolute basis for the three months ended July 31, 2005 and represented 1.2% and 1.0% of Government segment revenues for the three months ended July 31, 2005 and 2004, respectively. The level of bid-and-proposal activities fluctuates depending upon the timing of bidding opportunities. Independent research and development costs have remained relatively consistent as a percentage of Government segment revenues at 0.3%. These same trends caused Government segment SG&A as a percentage of its revenues for the six months ended July 31, 2005 also to increase compared to the same period of the prior year.

Commercial segment SG&A decreased as a percentage of segment revenues for the three and six months ended July 31, 2005 primarily due to the overall increase in segment revenues. Absolute spending was flat in the three months ended July 31, 2005 while it increased by $1 million for the six months ended July 31, 2005 compared to the same periods of the prior year.

Total consolidated SG&A increased $5 million or 6% on an absolute basis and decreased slightly as a percentage of total consolidated revenues for the three months ended July 31, 2005 compared to the same period of the prior year. For the six months ended July 31, 2005, SG&A increased $25 million or 14% on an absolute basis and increased as a percentage of revenues compared to the same period of the prior year. During the three months ended July 31, 2005, we reversed our previously accrued expense of $10 million related to the Gracian vs. SAIC class action lawsuit described in “— Commitments and Contingencies” because of favorable developments related to the lawsuit. This reversal of a previously accrued expense is reflected in the Corporate and Other segment. Total consolidated SG&A before this reversal increased $15 million or 15% on an absolute basis and was 5.8% of total consolidated revenues for the three months ended July 31, 2005. This consolidated increase, excluding the effect of the reversal of the expense just described, was primarily driven by the factors noted in the SG&A discussion for the Government and Commercial segment.

Segment Operating Income. We use segment operating income (SOI) as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less non-recurring gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, plus minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a comprehensive view of our ongoing business operations and is therefore useful in understanding our operating results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned consolidated subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation. In accordance with SFAS No. 131, for the three and six months ended July 31, 2005, the reconciliation of total consolidated SOI of $142 million and $252 million, respectively, to consolidated operating income of $144 million and $256 million, respectively, is shown in Note 2 of the notes to unaudited condensed consolidated financial statements for the six months ended July 31, 2005.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes changes in SOI on an absolute basis and as a percentage of related revenues for the three and six months ended July 31, 2005 and 2004:

	Three Months Ended July 31
	2005	Percent Change	2004	SOI as a Percentage of Related Revenues
				2005	2004
	($ in millions)
Total consolidated SOI	$142	27%	$112	7.3%	6.3%
Government SOI	136	4%	131	7.4%	7.9%
Commercial SOI	5	(17)%	6	3.9%	4.9%
Corporate and Other segment operating income (loss)	1	—	(25)	—	—

	Six Months Ended July 31
	2005	Percent Change	2004	SOI as a Percentage of Related Revenues
				2005	2004
	($ in millions)
Total consolidated SOI	$252	11%	$227	6.6%	6.5%
Government SOI	250	(2)%	255	7.0%	7.8%
Commercial SOI	12	—	12	4.7%	4.9%
Corporate and Other segment operating loss	(10)	—	(40)	—	—

The increase in consolidated SOI for the three months ended July 31, 2005 as compared to the same period in the prior year primarily reflects our revenue growth, the effect of the reversal of $10 million in accrued legal expenses related to the Gracian vs. SAIC class action lawsuit and lower fringe benefit expenses of $5 million, offset by the increases in operating costs described in the Government and Commercial SOI discussion that follows.

The decrease in Government SOI as a percentage of segment revenues for the three and six months ended July 31, 2005 primarily reflects the increase in SG&A caused by higher spending on our IT and other infrastructure areas and by higher bid-and-proposal costs.

The decrease in our Commercial SOI for the three months ended July 31, 2005, on an absolute basis and as a percentage of segment revenues for the three and six months ended July 31, 2005, was primarily attributable to losses in our Danet Partnership GBR, a German partnership.

The decrease in our Corporate and Other segment operating loss for the three and six months ended July 31, 2005 was due to lower accrued employee fringe benefit expenses related to our retirement plans and bonus compensation plans for employees in all segments and the reversal to income of an accrued expense of $10 million related to the Gracian vs. SAIC class action lawsuit.

Other Income Statement Items

Interest Income and Interest Expense. Interest income increased by 167% and 153% for the three and six months ended July 31, 2005 as average interest rates increased significantly and our average cash balances increased over the same periods of fiscal 2005.

Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. For the three and six months ended July 31, 2005, interest expense remained consistent with the same periods of prior year.

Net Loss on Marketable Securities and Other Investments, Including Impairment Losses. Net loss on marketable securities and other investments, including impairment losses, reflects gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities or as cost method investments and are part of non-operating income or

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

expense. Impairment losses on marketable equity securities and private equity investments from declines in fair market values that are deemed to be other-than-temporary are also recorded in this financial statement line item.

We recorded impairment losses of $1 million and $3 million for the three and six months ended July 31, 2005 primarily related to our private equity investments. The carrying value of our private equity securities as of July 31, 2005 was $45 million. The remainder of the loss in the three and six months ended July 31, 2005 was the result of realized losses on the sale of investments.

As more fully described in “—Quantitative and qualitative disclosures about market risk” and Note 8 of the notes to the consolidated financial statements in our fiscal 2005 Annual Report on Form 10-K, we are currently exposed to interest rate risks, foreign currency risks and equity price risks that are inherent in the financial instruments arising from transactions entered into in the normal course of business. We will from time to time use derivative instruments to manage this risk.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 39.7% and 43.4% for the three months ended July 31, 2005 and 2004, respectively, and 43.2% and 39.2% for the six months ended July 31, 2005 and 2004, respectively. The 39.7% tax rate for the three months ended July 31, 2005 represents a normative tax rate for us. The tax rate for the three months ended July 31, 2004 was higher primarily due to an increase in a tax contingency accrual related to a charitable contribution of intellectual property. The higher tax rate for the six months ended July 31, 2005 was primarily the result of an increase in expense related to a change in a state tax law that went into effect during the three months ended April 30, 2005.

We are subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions we have taken. We have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately expected to be paid. As of July 31, 2005, the income taxes payable balance included $145 million of income taxes payable related to the sale of Telcordia and $200 million of tax accruals that have been recorded for tax contingencies. We are currently undergoing several routine IRS and other tax jurisdiction examinations. While we believe we have adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that we owe taxes in excess of our accruals, or that there will not be accruals in excess of the final settlement amounts agreed to by the tax authorities.

Income From Continuing Operations. Income from continuing operations of $85 million for the three months ended July 31, 2005 increased 63% from $52 million for the same period of the prior year. For the six months ended July 31, 2005, income from continuing operations of $140 million increased 18% from $119 million for the same period of the prior year. Increases for the three and six months ended July 31, 2005 were primarily due to the increases in segment operating income and interest income described above.

Net Income. Net income of $97 million for the three months ended July 31, 2005 increased $16 million or 20% over the same period of the prior year primarily due to income from continuing operations. Net income of $682 million for the six months ended July 31, 2005 increased $512 million or 301% primarily due to income from discontinued operations that reflects a $541 million after-tax gain on the sale of Telcordia in the first quarter of fiscal 2006.

Discontinued Operations

During the three months ended July 31, 2005, the closing balance sheet and working capital adjustments for the sale of Telcordia were finalized, and we finalized our analysis of closing costs, tax liabilities based on current tax positions and other sale related items. As a result of this, an additional gain before income taxes of $1 million and an income tax benefit of $9 million was recorded. We have indemnified the Buyer for all income tax obligations on and through the date of close. While we believe we have adequate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We also have customary indemnification obligations owing to the Buyer, as well as an obligation to indemnify the Buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. All these future contingent payments or contingent purchase price proceeds and changes in our estimates of these items and other related Telcordia items will continue to be reflected as discontinued operations and result in adjustments to the gain on sale in the period in which they arise. The following table summarizes the operating results for Telcordia’s discontinued operations for the period prior to the sale, which was February 1, 2005 through March 14, 2005, and for the six months ended July 31, 2004 that have been reflected as discontinued operations in the condensed consolidated statements of income:

	Period from February 1 – March 14, 2005	Six Months Ended July 31, 2004
	(In millions)
Revenues	$89	$419
Costs and expenses
Cost of revenues	57	239
Selling, general and administrative expenses	28	110

Income before income taxes	4	70
Provision for income taxes	3	23

Income from discontinued operations	$1	$47

Liquidity and Capital Resources

We financed our operations from our inception in 1969 primarily through cash flow from operations, issuance of debt securities and our credit facilities. If we complete the offering and pay the special dividend described in “Recent Events,” our principal sources of liquidity will be cash flow from operations and borrowings under our revolving credit facilities, and our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, possible acquisitions, equity investments, debt service requirements and repurchases of New SAIC class A preferred stock from our 401(k) and other profit sharing retirement plans in order to provide participants in those plans with liquidity to the extent permitted under the plans. Whether or not we complete the offering, we anticipate that our operating cash flow, existing cash, cash equivalents, short-term investments in marketable securities and borrowing capacity under our revolving credit facilities will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Historical Trends

Cash and cash equivalents and short-term investments in marketable securities totaled $3.1 billion and $2.4 billion at July 31, 2005 and January 31, 2005, respectively.

Cash From Discontinued Operations. During the six months ended July 31, 2005, we used $138 million of cash in operating activities of our Telcordia discontinued operation, primarily for income tax payments related to the sale of Telcordia, and we generated cash of $1.1 billion from investing activities, which represents the net cash proceeds from the sale of Telcordia.

Cash Generated by Operating Activities of Continuing Operations. We generated cash of $220 million and $222 million from operating activities for the six months ended July 31, 2005 and 2004, respectively. Factors increasing cash flows for the six months ended July 31, 2005 were higher income from continuing operations and a lower investment in receivables as a result of improvements in our working capital management processes. However, these cash flow increases were offset by an increase in cash tax payments.

Cash Used in Investing Activities of Continuing Operations. We used cash of $313 million and $138 million in investing activities for the six months ended July 31, 2005 and 2004, respectively. The increase in use of cash for the six months ended July 31, 2005 was primarily due to purchases of debt and equity securities that are managed as investment portfolios by outside investment managers. The primary source of cash to fund these purchases was from the proceeds from the sale of Telcordia, which was reflected as cash from investing activities of discontinued operations.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Used in Financing Activities of Continuing Operations. We used cash of $355 million and $243 million in financing activities for the six months ended July 31, 2005 and 2004, respectively, primarily for repurchases of our common stock. Our common stock repurchase activities for the six months ended July 31, 2005 and 2004, respectively, are as follows:

	Six Months Ended July 31
	2005	2004
	(In millions)
Repurchases of common stock:
Quarterly stock trade	$188	$179
401(k) and retirement plans	67	36
Upon employee terminations	79	39
Other stock transactions	23	29

Total	$357	$283

The increase in repurchases in the limited market stock trade for the six months ended July 31, 2005 is primarily attributable to an increase in the average number of shares per stockholder offered for sale. We have the right, but not the obligation, to repurchase stock in the limited market, to the extent that total planned sales exceed total planned purchases. The increase in repurchases from 401(k) and retirement plans for the six months ended July 31, 2005 is primarily due to repurchases of $27 million from the Telcordia 401(k) Plan. As a result of the sale of Telcordia, our common stock will no longer be an investment choice for future contributions in the Telcordia 401(k) Plan. As of July 31, 2005, the Telcordia 401(k) Plan held approximately 5.3 million shares, which had a fair value of $223 million. In accordance with the terms of the definitive stock purchase agreement between the Telcordia buyer and us, the participants in the Telcordia 401(k) Plan must offer for sale their shares of Old SAIC Class A common stock held in the Telcordia 401(k) Plan no later than the date of the scheduled April 2006 limited market trade if the offering is not completed, or any such later date as may be agreed by the buyer and us. Repurchases of our shares reduce the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheet. If we complete the offering and create a publicly traded market for our common stock, we expect that we will discontinue the limited market and cease repurchasing stock from our stockholders. However, if this were to occur, we intend to repurchase shares of New SAIC class A preferred stock on a quarterly basis from our 401(k) and retirement plans during the restriction periods at fair value, as determined by the board of directors, in order to provide participants in those plans with liquidity to the extent permitted under the plans.

Outstanding Indebtedness

Notes payable and long-term debt totaled $1.2 billion at July 31, 2005 and January 31, 2005, with long-term debt maturities primarily between calendar 2012 and 2033. In addition to our long-term debt, we have two revolving five-year credit facilities totaling $750 million with a group of financial institutions. One of the credit facilities is for an aggregate principal amount up to $500 million and expires in July 2007. The other credit facility is for an aggregate principal amount up to $250 million and expires in July 2009.

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following as of July 31, 2005 and January 31, 2005:

	As of July 31, 2005	As of January 31, 2005
	(In millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	548	548
7.125% notes due 2032	248	248
6.75% notes due 2008	94	95
3-year note due 2006	24	30
Other notes payable	35	68

	1,245	1,285
Less current portion	36	70

Total	$1,209	$1,215

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

All of the long-term notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens, dispose of assets, merge or consolidate with other entities and enter into sale and leaseback transactions. As of July 31, 2005, we were in compliance with such covenants. Our other notes payable have interest rates from 2.5% to 6% and are due on various dates through 2016. For additional information on our notes payable and long-term debt, see Note 13 of the notes to the consolidated financial statements in our fiscal 2005 Annual Report on Form 10-K.

Revolving Credit Facilities. Borrowings under our two revolving five-year credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. As of July 31, 2005, no loans were outstanding under either of our credit facilities and the entire $250 million under our $250 million credit facility was available for borrowing. However, only $391 million of the $500 million credit facility was available for borrowing as of July 31, 2005 as standby letters of credit of approximately $109 million were issued under this credit facility due to bonding requirements that we have under our FFP contract with the Greek Government. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. See “—Commitments and contingencies—Greek Government FFP contract.”

Our two revolving credit facilities contain customary restrictive covenants. The financial covenants contained in the credit facilities require us to maintain a trailing four-quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four-quarter earnings before interest, taxes, depreciation and amortization of not more than 3.0 to 1.0. These covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities and create guaranty obligations. If we complete the offering, we would need to obtain consents under our revolving credit facilities prior to the payment of the proposed special dividend. The credit facilities also contain customary provisions on events of default. As of July 31, 2005, we were in compliance with all covenants under the two credit facilities.

Off-balance Sheet Arrangements

We are party to various off-balance sheet arrangements including various guarantees, indemnifications and lease obligations. We have outstanding performance guarantees and cross-indemnity agreements in conjunction with our joint venture investments. See Note 16 of the notes to the consolidated financial statements in our fiscal 2005 Annual Report on Form 10-K for detailed information about our lease commitments and “— Commitments and Contingencies” for detailed information about our guarantees associated with our joint ventures.

In connection with the sale of Telcordia, as described in Note 12 of the notes to the unaudited condensed consolidated financial statements for the six months ended July 31, 2005, we retained the outcome of litigation associated with Telkom South Africa and certain patent rights as well as income tax obligations on and through the closing date, which was March 15, 2005. We also have customary indemnification obligations and intend to repurchase our common stock from the Telcordia 401(k) Plan as previously discussed.

Commitments and Contingencies

Telkom South Africa

As described in Note 11 of the notes to the unaudited condensed consolidated financial statements for the six months ended July 31, 2005, our former Telcordia subsidiary instituted arbitration proceedings before the ICC against Telkom South Africa in March 2001 as a result of a contract dispute. Telkom South Africa successfully challenged the arbitrator’s partial award in our favor in the South African trial court and we have appealed this decision to the South African Supreme Court. In a separate proceeding, we unsuccessfully attempted to have our partial arbitration award confirmed by the U.S. District Court. Telcordia has appealed this ruling to the U.S. Court of Appeals for the Third Circuit.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of July 31, 2005 and January 31, 2005.

Greek Government FFP Contract

Overview. We have an FFP contract with the Greek Government, as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (System), that was used to support the 2004 Athens Summer Olympic Games (Greek contract). The Greek Government has received delivery of the System for its use and operation, but, to date, has not formally accepted the System under the terms of the Greek contract and has not made certain milestone payments. The parties have had numerous disagreements concerning various technical, legal and contractual issues. We have been in discussions with the customer and our principal subcontractor to attempt to resolve these issues through appropriate contract and subcontract modifications. However, no agreement has been reached to date. In addition, the Greek Government has advised us that it will not be able to sign a contract modification until an issue concerning the legality of its award of the contract is resolved. Additional information concerning the Greek contract and its status is set forth below.

Original Contract. The Greek contract requires us to provide the System and related services. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System (CIS) and the Command Center Systems (CCS). Under the Euro-denominated Greek contract, final acceptance of the System was to take place by September 1, 2004, at a price of approximately $191 million. To date, we have been paid approximately $143 million. The Greek contract also requires us to provide five years of System support and maintenance for approximately $12 million and ten years of TETRA (radio) network services for approximately $102 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

Memorandum of Understanding. On July 7, 2004, shortly before the start of the Olympic Games, we entered into an agreement (MOU) with the Greek Government, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that (1) delivery and acceptance of the System had not been completed by the scheduled date, (2) the System would be delivered for use at the Olympic Games in its then-current state, which included certain omissions and deviations attributable to both parties, (3) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004, (4) the Greek Government would proceed with the necessary actions for the completion of a contract modification as soon as possible, and (5) we would receive a milestone payment of approximately $24 million immediately upon the execution of the contract modification. To date, the contract modification contemplated by the MOU has not been signed, and the $24 million milestone payment has not been received. Subsequent to execution of the MOU, the customer asserted that the MOU is non-binding, and disputes have arisen concerning its meaning and effect.

Delivery of System, Testing and Negotiations. The dispute between the parties relates primarily to the functionality of the CDSS portion of the System delivered in November 2004, and more specifically to the operational effectiveness and contractual compliance of CDSS. The customer has performed subsystem acceptance tests on each of the 29 subsystems. The parties are presently unable to proceed to the overall System acceptance tests until the disputes concerning the contractual compliance of CDSS and the other subsystems (supplied by both us and our subcontractors) are resolved. We and our principal subcontractor are attempting to address the “omissions and deviations” identified by the customer in subsystems 1 – 7. With respect to Subsystems 8 - 30, we are in the process of addressing the “omissions and deviations” through negotiations and, in some instances, the submission of applications for deviation. While discussions with the customer to attempt to resolve the contractual issues through an appropriate contract modification have been unsuccessful to date, the parties have continued to meet in an effort to resolve the disputed issues. Given the inherent uncertainties in this process, however, we are unable to predict if and when the negotiations will lead to acceptable modifications of the Greek contract or to our subcontract with our principal subcontractor as described below.

Memorandum of Agreement (MOA) with our Principal Subcontractor. On June 10, 2005, we entered into an MOA with our Greek-based principal subcontractor. The MOA contemplates that this subcontractor will perform certain of our responsibilities under the Greek contract, including delivering a modified version of Subsystems 1 - 7 (CDSS) and will resolve deviations and omissions asserted by the customer with respect to the remaining Subsystems the subcontractor was responsible for under the terms

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

of its subcontract. In order for the solution contemplated by the MOA to be implemented, appropriate modifications to the Greek contract signed by our Greek customer and the subcontract with our principal subcontractor must be negotiated and signed. Upon the modification of the Greek contract and the subcontract, the subcontractor would assume responsibility for achieving final acceptance of the System. The MOA is subject to a number of conditions and does not currently represent a binding obligation of the subcontractor to assume the enlarged scope of work noted above. We believe, however, that the MOA obligates the subcontractor to make good faith efforts to give effect to the purpose and intent of the MOA.

Performance and Payment Bonds. In connection with the Greek contract, we entered into payment, performance and offset bonding requirements, which currently total $233 million. The bonding requirements have been met through the issuance of standby letters of credit of which $109 million was issued under our $500 million credit facility and $124 million was issued by certain banks. Under the terms of these bonding arrangements, the customer could call these standby letters of credit at any time. Certain of our subcontractors have provided us with performance bonds in the aggregate amount of approximately $98 million, guaranteeing their performance under their subcontracts.

Subcontracts. We have subcontracted a significant portion of the customer requirements under the Greek contract, and payments to the subcontractors are generally required only if we receive payment from the customer. In addition, the Greek contract requires us to lease certain equipment under an operating lease from our principal subcontractor for ten years as further described in Note 16 of the notes to consolidated financial statements in our 2005 Annual Report on Form 10-K. In August 2004, when we delivered the System to the customer for use, our principal subcontractor began providing TETRA network services to the customer. On March 29, 2005, we received written notice from our principal subcontractor that the subcontractor intended to stop providing TETRA network services unless payment were made to the subcontractor in the amount of approximately $9 million within 15 days of the letter. We provided the customer with a copy of the subcontractor’s written notice. The customer has taken no action on this matter, and the subcontractor has continued to provide the services. On September 8, 2005, our principal subcontractor provided us with written notice that the subcontractor will no longer commit to continue providing Tetra network services, asserted its entitlement to payment for the Tetra network and terminals, which have been used by the customer since August 2004, and its expectation of payment for any future use. We provided the customer with notice of this development. Under the terms of the Greek contract, we are not obligated to provide Tetra network services to the customer until the customer has accepted the System. We have not recorded any revenue from the customer or accrued any subcontract lease obligation related to the TETRA services or System maintenance.

Dispute Resolution, Binding Arbitration and Damages Provisions. If the parties are unable to resolve their disputes through negotiation or contract modification, the dispute could be resolved in binding arbitration. Under the Greek contract, any disputes are subject to ultimate resolution by binding arbitration before three Greek arbitrators in Greece. If the customer prevails in any such arbitration and we are found to have materially breached the Greek contract, the customer may be entitled to recover damages, which could include: (1) penalties for delayed delivery in an amount up to $15 million, (2) damages in the form of excess reprocurement costs, (3) repayment of amounts paid under the Greek contract and (4) forfeiture of a good performance bond in the amount of $31 million.

Legality of the Greek Contract. On August 25, 2005, we received a copy of a decision issued by the Court of Auditors of the Hellenic Republic (Greek Audit Court). The Greek Audit Court is a government agency that has authority to review and audit procurements, including payments to contractors. We understand that one of its auditors challenged on several grounds a payment order or invoice submitted by the Greek Ministry of Defense for a payment of approximately $78 million (63,109,140 Euros) relating to our Greek contract . As this payment is in excess of amounts which have not yet been paid to us under the contract, it is unknown at this time whether the payment order related to work for which (1) we have already been paid, (2) we have not been paid or (3) we have been paid on some but not all work. The Greek Audit Court decided that the payment was not authorized under Greek law or applicable procurement regulations.

In denying payment, the Greek Audit Court made the following two findings:

•	the Greek contract was null and void due to lack of review by the Greek Audit Court prior to award, and

•	the Greek contract properly should have been awarded by the Greek Ministry of Public Order and not the Greek Ministry of Defense which awarded the Greek contract to us.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

On September 1, 2005, we sent a letter to the customer requesting that the customer confirm what the parties discussed in an August 29, 2005 meeting; specifically that the customer considers the Greek contract to be a legal and binding agreement, that the customer desires us and our subcontractors to continue performing, and that the customer will take the actions necessary to lift any doubts that exist concerning the validity of our Greek contract. The customer was considering the possibility of an appeal of the Greek Audit Court’s decision or seeking parliamentary action to cure the illegality issue. On September 8, 2005, the customer advised us that it does not intend to appeal the Greek Audit Court’s decision. To date, we have not received any response to our September 1, 2005 letter.

We understand that the Greek Audit Court’s decision relates to the Greek procurement process, is not binding upon us, and may not relieve us of our contractual obligations to the Greek Government under the Greek contract without further action by us, the Greek Audit Court or other agencies of the Greek Government. We are evaluating our options with respect to the legality of the Greek contract.

The issue of the legality of the Greek contract award could be arbitrated under the binding arbitration provisions of the Greek contract or determined by the appropriate Greek court. We have no current intention to arbitrate or litigate the issue of legality of the Greek contract and we currently plan to resolve all disputes through negotiation and contract modification as outlined above.

If, however, there is a finding by arbitrators or the appropriate court in the future that the contract was null and void, we believe the following would result, irrespective of the terms of the Greek contract: we would have no contractual obligations to complete any additional work under the Greek contract; penalties for delayed performance could not be enforced; damages for excess reprocurement costs could not be assessed; the good performance bonds could not be called; and we believe we would be entitled to equitable remedies. Under these equitable remedies, if the arbitrators or court found that the value conferred upon the Greek Government by our work was greater than the payments already received by us, the Greek Government would owe us for the amount of such excess. Likewise, if the arbitrators or court found the value conferred upon the Greek Government by our work was less than the payments already received by us, we would owe the Greek Government for the amount of such deficiency.

While we continue to evaluate the implications of the legality issue and other recent developments, we believe we performed services and received payments under a binding agreement with the Greek Government.

Financial Status of the Contract. We have recorded the financial position of the Greek contract based on our best estimate of the loss to be realized. The situation remains extremely complex and dynamic, involving multiple government agencies, subcontractors, and customer elements and government representatives having different roles and at times, expressing inconsistent positions.

We have recognized revenues of $151 million and recorded losses of $54 million under the contract through July 31, 2005. We have accounts receivable of $9 million under the contract and a $4 million accounts receivable related to a contract addendum as of July 31, 2005. Our recorded losses exclude potential subcontractor liabilities of $10 million that management believes will not be paid under the subcontract terms. In addition, we have $13 million of accounts receivable relating to Value Added Taxes (VAT) that we have paid and are entitled to recover from the customer under the contract upon final billing.

Of the $54 million in contract losses recorded as of July 31, 2005, $7 million was recorded in the quarter ended April 30, 2005, reflecting changes in management’s estimate of the loss as a result of the failure by the parties to reach agreement on a contract modification, the unfavorable results of the customer’s testing of the system, their unwillingness to accept the system, and other recent developments; and $9 million was recorded in our second quarter ended July 31, 2005, reflecting changes in management’s estimate of the loss as a result of continuing negotiations with the Greek Government and our principal subcontractor.

While we believe we are working towards an acceptable solution with the Greek Government, if we are ultimately unable to resolve the various disputes under the contract, then we may not be able to collect our receivables and we may incur additional losses. We could also potentially incur additional losses if it is determined that we have breached the Greek contract, or our subcontracts, and owe the Greek customer or our subcontractors damages, as described above. The Greek Government could call some or all of the payment, performance and offset bonds of $233 million. Failure to collect our receivables, or the successful imposition of damages, could have a material adverse affect on the company’s consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

DS&S, our 50-50 joint venture with Rolls Royce plc, maintains a $25 million credit facility, under which $8 million in principal amount is outstanding and $11.5 million in standby letters of credit are outstanding at July 31, 2005. We have guaranteed 50% of the DS&S commitments under this credit facility, but we have not been required to perform under this guarantee. At January 31, 2005, we provided a loan of $1 million to DS&S. We and the other joint venture member have also guaranteed the payment of 50% of legal and accounting fees incurred by DS&S in conjunction with an ongoing government

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

investigation. As of July 31, 2005, the fair value of the guarantee for legal and accounting fees is not material to us, and we have not been required to perform on this guarantee.

INTESA Joint Venture

INTESA. INTESA, a Venezuelan joint venture we formed in fiscal 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. We had previously consolidated our 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to dissolve the joint venture or have it declared bankrupt.

Outsourcing Services Agreement and Guarantee. INTESA had derived substantially all its revenues from an outsourcing services agreement with PDVSA that it entered into at the time the joint venture was formed. The services agreement expired on June 30, 2002 and the parties were not able to reach agreement on a renewal. We guaranteed INTESA’s obligations under the services agreement to PDVSA. Under the terms of the services agreement, INTESA’s liability for damages to PDVSA in any calendar year is capped at $50 million. As a result, our maximum potential liability to PDVSA under the guarantee in any calendar year, based on our guarantee of PDVSA’s ownership interest in INTESA, is $20 million. To date, PDVSA has not asserted any claims.

Expropriation of Our Interest in INTESA. In fiscal 2003 and 2004, PDVSA and the Venezuelan government took certain actions, including denying INTESA access to certain of its facilities and assets, that prevented INTESA from continuing operations. In fiscal 2005, the Overseas Protection Insurance Company (OPIC), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments, determined that the Venezuelan government had expropriated our interest in INTESA without compensation and paid us approximately $6 million in settlement of our claim.

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, our wholly-owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. We believe that we do not have any legal obligation for these claims, but given the unsettled political and economic environment in Venezuela, their outcome is uncertain.

Other Legal Proceedings Involving INTESA. The Attorney General of Venezuela initiated a criminal investigation of INTESA in fiscal 2003 alleging unspecified sabotage by INTESA employees. We believe this investigation is inactive. In connection with our expropriation claim, OPIC determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA and the Venezuelan government. In addition, the SENIAT, the Venezuelan tax authority, filed a claim against INTESA in fiscal 2004 for approximately $30 million for alleged non-payment of VAT taxes in fiscal 1998.

Potential Financial Impact. Many issues relating to INTESA, including the termination of the services agreement and the employment litigation brought by former INTESA employees, remain unresolved. Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, adverse resolutions could materially harm our business, consolidated financial position, results of operations and cash flows.

Other Joint Ventures

In one of our investments in affiliates accounted for under the equity method, we are an investor in Danet Partnership GBR (GBR), a German partnership. GBR has an internal equity market similar to our limited market. We are required to provide liquidity rights to the other GBR investors in certain circumstances. These rights allow only the withdrawing investors in the absence of a change in control, and all GBR investors in the event of a change of control, to put their GBR shares to us in exchange for the current fair value of those shares. We may pay the put price in shares of our common stock or cash. We do not currently record a liability for these rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. The maximum potential obligation, if we assume all the current GBR investors are withdrawing from GBR, would be $12 million as of July 31, 2005. If we were to incur the maximum obligation and buy all the shares outstanding from the other investors, we would then own 100% of GBR.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, as of July 31, 2005, we are not able to project the maximum potential amount of future payments we could be required to make under the guarantee but, based on current conditions, we believe the likelihood of having to make any payment is remote. No liability relating to this guarantee is currently recorded.

On September 15, 2004, we entered into an agreement with EG&G Technical Services, Inc. (EG&G), and Parsons Infrastructure & Technology Group, Inc. (Parsons), to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $217 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of July 31, 2005, the fair value of the guarantee is not material to us.

Gracian v. SAIC Class Action Lawsuit

On March 4, 2005, we were served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that we improperly failed to pay overtime to exempt salaried and professional employees in the State of California and required them to utilize their paid leave balances for partial day absences. The plaintiffs contend that our policy violates California law and seek, among other things, the unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, penalties, interest, punitive damages and attorney fees. We are analyzing the lawsuit and the underlying issues. On May 31, 2005, the California Labor Commissioner issued a memorandum to the California Division of Labor Standards Enforcement Staff that interprets California law in a way that supports our legal positions in this case. The May 31, 2005 memorandum removes a prior California Labor Commissioner opinion letter that interpreted California law in a way that had supported the plaintiffs’ legal position. A California Court of Appeals, in another matter, published an opinion on July 21, 2005, which supports our position regarding charging comprehensive leave balances for partial day absences, although this opinion will not become final until 60 days after initial publication. If the decision does not become final, it would have no precedential force. Plaintiffs’ counsel may argue that the Court of Appeals decision is wrongly decided and continue to pursue the case. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We also have and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. As described in Note 12 of the notes to the unaudited condensed consolidated financial statements for the six months ended July 31, 2005, on March 15, 2005, we sold our Telcordia Technologies, Inc. subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of any net proceeds Telcordia receives in the future in connection with the enforcement of certain patent rights.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, will likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows or ability to conduct business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

estimates and assumptions on an on-going basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, estimated profitability of long-term contracts, pension benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were described in our fiscal 2005 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the six months ended July 31, 2005, we have not adopted any new accounting policies that are considered critical accounting policies. We no longer consider our accounting policies for pension plans and derivative instruments to be critical accounting policies. With the sale of Telcordia, our remaining pension plans are not of a material size, and therefore our accounting policies for pension plans are not considered critical accounting policies as the impact of management judgment related to pension plans are not considered significant. Similarly, our use of derivative instruments has not been material since fiscal 2003, and therefore we no longer consider our derivative instrument accounting policies to be critical accounting policies.

Effects of Inflation

Our cost-reimbursement type contracts are generally completed within one year. As a result, we have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover cost increases over the period of performance. Consequently, revenues and costs have generally both increased commensurate with the general economy. As a result, net income as a percentage of total consolidated revenues has not been significantly impacted by inflation.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily to interest rates and foreign currencies. The following information about our market sensitive financial instruments contains forward-looking statements. For further information, refer to Item 7A and the consolidated financial statements and note 8 of the notes to consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investments in marketable securities, interest rate swaps and long-term debt obligations. Short term interest rates related to these financial instruments have increased since January 31, 2005, while long term interest rates remained relatively consistent. At July 31, 2005, our investments in marketable securities and cash equivalents were higher than January 31, 2005 by approximately $265 million and $502 million, respectively. We also had a larger portion of our market securities invested in financial instruments bearing variable interest rate at July 31, 2005 than January 31, 2005. The combination of the increase in overall investments in cash equivalents and higher concentration of marketable securities bearing variable interest rates resulted in greater sensitivity to changes in interest rates.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are denominated in various foreign currencies. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing sensitivity analysis. The fair values for forward foreign exchange contracts were estimated using spot rates in effect on July 31, 2005. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of July 31, 2005 are the hypothetical gains and losses associated with foreign currency risk. As of July 31, 2005, holding all other variables constant, a 10% weakening of the U.S. dollar against each hedged currency would increase the fair values of the forward foreign exchange contracts by an immaterial amount.

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

Telkom South Africa

Our former Telcordia Technologies, Inc. subsidiary instituted arbitration proceedings before the ICC against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. Although the High Court judge denied Telcordia’s motion for leave to appeal his ruling, on November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. In parallel proceedings in the United States District Court (New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed. On January 24, 2005, the District Court declined to confirm Telcordia’s award and in a February 17, 2005 opinion concluded that the District Court does not have personal jurisdiction over Telkom South Africa. Telcordia has appealed this ruling to the U.S. Court of Appeals for the Third Circuit.

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

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources.

INTESA

INTESA, a Venezuelan joint venture we formed in fiscal 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. We had previously consolidated our 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to dissolve the joint venture or have it declared bankrupt.

Outsourcing Services Agreement and Guarantee. INTESA had derived substantially all its revenues from an outsourcing services agreement with PDVSA that it entered into at the time the joint venture was formed. The services agreement expired on June 30, 2002 and the parties were not able to reach agreement on a renewal. We guaranteed INTESA’s obligations under the services agreement to PDVSA. Under the terms of the services agreement, INTESA’s liability for damages to PDVSA in any calendar year is capped at $50 million. As a result, our maximum potential liability to PDVSA under the guarantee in any calendar year, based on our guarantee of their ownership interest in INTESA, is $20 million. To date, PDVSA has not asserted any claims.

Expropriation of Our Interest in INTESA. In fiscal 2003 and 2004, PDVSA and the Venezuelan government took certain actions, including denying INTESA access to certain of its facilities and assets, that prevented INTESA from continuing operations. In fiscal 2005, the Overseas Protection Insurance Company (OPIC), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments, determined that the Venezuelan government had expropriated our interest in INTESA without compensation and paid us approximately $6 million in settlement of our claim.

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, our wholly-owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. We believe that we do not have any

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

legal obligation for these claims, but given the unsettled political and economic environment in Venezuela, their outcome is uncertain.

Other Legal Proceedings Involving INTESA. The Attorney General of Venezuela initiated a criminal investigation of INTESA in fiscal 2003 alleging unspecified sabotage by INTESA employees. We believe this investigation is inactive. In connection with our expropriation claim, OPIC determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA and the Venezuelan government. In addition, the SENIAT, the Venezuelan tax authority, filed a claim against INTESA in fiscal 2004 for approximately $30 million for alleged non-payment of VAT taxes in fiscal 1998.

Potential Financial Impact. Many issues relating to INTESA, including the termination of the services agreement and the employment litigation brought by former INTESA employees, remain unresolved. Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, adverse resolutions could materially harm our business, consolidated financial position, results of operations and cash flows.

Gracian v. SAIC Class Action Lawsui

On March 4, 2005, we were served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that we improperly failed to pay overtime to exempt salaried and professional employees in the State of California and required them to utilize their paid leave balances for partial day absences. The plaintiffs contend that our policy violates California law and seek, among other things, the unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, penalties, interest, punitive damages and attorney fees. We are analyzing the lawsuit and the underlying issues. On May 31, 2005, the California Labor Commissioner issued a memorandum to the California Division of Labor Standards Enforcement Staff that interprets California law in a way that supports our legal positions in this case. The May 31, 2005 memorandum removes a prior California Labor Commissioner opinion letter that interpreted California law in a way that had supported the plaintiffs’ legal position. A California Court of Appeals, in another matter, published an opinion on July 21, 2005, which supports our position regarding charging comprehensive leave balances for partial day absences, although this opinion will not become final until 60 days after initial publication. If the decision does not become final, it would have no precedential force. Plaintiffs’ counsel may argue that the Court of Appeals decision is wrongly decided and continue to pursue the case. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing. We also have and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. On March 15, 2005, we sold our Telcordia Technologies, Inc. subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights. We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by Science Applications International Corporation (“SAIC”)

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2005 – May 31, 2005	858,494	$41.43	—	—
June 1, 2005 – June 30, 2005	2,062,582	$41.84	—	—
July 1, 2005 – July 31, 2005	349,993	$41.94	—	—

Total	3,271,069	$41.74	—	—

(1)	Includes shares purchased by SAIC or affiliated purchasers as follows:

	May	June	July
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	134,382	121,964	182,401
From former employees, directors, consultants or other entities pursuant to SAIC’s right of repurchase upon termination of affiliation as set forth in its Certificate of Incorporation or pursuant to SAIC’s contractual right of repurchase	723,627	249,106	165,134
In the limited market:
by SAIC	—	1,206,017	—
by the trustees of SAIC’s retirement plans	—	24,696	—
From SAIC’s retirement plans	—	457,206	—
In privately negotiated transactions	485	3,593	2,458

Total	858,494	2,062,582	349,993

(2)	Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of SAIC’s retirement plans or SAIC’s non-qualified stock plans for the benefit of the plans’ participants, (iii) shares forfeited to SAIC without the payment of any consideration to the holder or (iv) newly issued shares acquired by SAIC in connection with employee exercise of non-qualified stock options to satisfy employees statutory tax withholding obligations related to the options.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders of the registrant was held on June 10, 2005.

(b)	All of the directors nominated by management in registrant’s 2005 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.

(c)	At the Annual Meeting, the stockholders of the registrant voted on the following matters:

(i)	the election of the following directors by the votes set forth below:

	Number of Votes of Common Stock
Director	For	Withhold Authority
D.H. Foley	132,055,705	5,155,514
J.J. Hamre	127,057,720	5,155,514
A.K. Jones	128,578,789	5,155,514
E.J. Sanderson, Jr.	125,612,646	5,155,514

(ii)	a shareholder proposal recommending that the Board of Directors take the necessary steps, in compliance with state law, to declassify the Board for purposes of director elections and to implement annual director elections. The proposal was rejected by a vote of 106,804,912 votes against and 20,530,029 for, while 6,146,787 shares abstained.

(d)	Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Date: September 12, 2005	/s/ Thomas E. Darcy
Corporate Executive Vice President and Chief Financial Officer and as a duly authorized officer