Form 10-Q
period 2005-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2005-12-15
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Yes  ✓  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  ✓

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  ✓

As of November 30, 2005, the Registrant had 171,712,349 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 209,787 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in millions, except per share amounts)

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
Revenues	$2,028	$1,837	$5,826	$5,311
Costs and expenses:
Cost of revenues	1,809	1,626	5,141	4,681
Selling, general and administrative expenses	111	81	321	266

Operating income	108	130	364	364
Non-operating income (expense):
Net loss on marketable securities and other investments, including impairment losses	(1)	(2)	(6)	(6)
Interest income	27	16	70	33
Interest expense	(23)	(22)	(67)	(66)
Other income (expense), net	6	(11)	8	(12)
Minority interest in income of consolidated subsidiaries	(5)	(4)	(11)	(10)

Income from continuing operations before income taxes	112	107	358	303
Provision for income taxes	40	39	146	116

Income from continuing operations	72	68	212	187
Discontinued operations (Note 12):
Income from discontinued operations of Telcordia before income taxes (including gain on sale of $3 million and $869 million for the three and nine months ended October 31, 2005, respectively)	3	39	873	109
Gain from discontinued operations of INTESA joint venture	—	—	—	6
(Benefit) provision for income taxes	(16)	12	312	37

Income from discontinued operations	19	27	561	78

Net income	$91	$95	$773	$265

Earnings per share:
Basic:
Income from continuing operations	$.42	$.37	$1.21	$1.02
Income from discontinued operations	.11	.15	3.21	.43

	$.53	$.52	$4.42	$1.45

Diluted:
Income from continuing operations	$.40	$.36	$1.17	$.99
Income from discontinued operations	.11	.15	3.10	.42

	$.51	$.51	$4.27	$1.41

Common equivalent shares:
Basic	173	182	175	183

Diluted	179	187	181	188

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	October 31, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,184	$983
Investments in marketable securities	1,643	1,367
Receivables, net	1,558	1,520
Prepaid expenses and other current assets	192	216
Assets of discontinued operations	—	900

Total current assets	4,577	4,986
Property, plant and equipment (less accumulated depreciation of $239 million and $217 million at October 31, 2005 and January 31, 2005, respectively)	351	339
Intangible assets, net	85	50
Goodwill	655	468
Deferred income taxes	49	69
Other assets	102	98

	$5,819	$6,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$895	$864
Accrued payroll and employee benefits	398	433
Income taxes payable	286	200
Notes payable and current portion of long-term debt	38	70
Deferred income taxes	6	52
Liabilities of discontinued operations	—	680

Total current liabilities	1,623	2,299

Long-term debt, net of current portion	1,205	1,215
Other long-term liabilities	100	99
Commitments and contingencies (Note 11)
Minority interest in consolidated subsidiaries	53	46
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,521	2,278
Retained earnings	440	212
Other stockholders’ equity	(93)	(105)
Accumulated other comprehensive loss	(32)	(36)

Total stockholders’ equity	2,838	2,351

	$5,819	$6,010

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in millions)

	Nine Months Ended October 31
	2005	2004
Cash flows from operating activities:
Net income	$773	$265
Income from discontinued operations	(561)	(78)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	48	39
Non-cash compensation	102	112
Minority interest in income of consolidated subsidiaries	11	10
Impairment losses on marketable securities	4	6
Other	(3)	15
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	2	(229)
Prepaid expenses and other current assets	32	15
Deferred income taxes	(47)	(3)
Other assets	(3)	(2)
Accounts payable and accrued liabilities	(13)	78
Accrued payroll and employee benefits	(35)	(37)
Income taxes payable	53	146
Other long-term liabilities	3	21

Total cash flows provided by operating activities	366	358

Cash flows from investing activities:
Expenditures for property, plant and equipment	(39)	(25)
Acquisitions of businesses, net of cash acquired	(205)	(82)
Payments for businesses acquired in previous years	(14)	(13)
Purchases of marketable securities available-for-sale	(977)	(220)
Proceeds from sale of investments in marketable securities and other investments	700	124
Other	—	(8)

Total cash flows used in investing activities	(535)	(224)

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	—	19
Payments on notes payable and long-term debt	(40)	(21)
Dividends paid to minority interest stockholders	(3)	(3)
Sales of common stock	119	96
Repurchases of common stock	(568)	(451)

Total cash flows used in financing activities	(492)	(360)

Decrease in cash and cash equivalents from continuing operations	(661)	(226)

Cash used in operating activities of discontinued operations	(210)	(47)
Cash provided by (used in) investing activities of discontinued operations	1,072	(51)

Increase (decrease) in cash and cash equivalents from discontinued operations	862	(98)

Cash and cash equivalents at beginning of period	983	1,099

Cash and cash equivalents at end of period	$1,184	$775

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$133	$118

Fair value of assets acquired in acquisitions	$282	$121
Cash paid in acquisitions, net of cash acquired of $10 million	(205)	(82)
Future acquisition payments accrued	(2)	—
Issuance of common stock in acquisitions	(16)	(4)

Liabilities assumed in acquisitions	$59	$35

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies:

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of management, the financial information as of October 31, 2005 and for the three and nine months ended October 31, 2005 and 2004 reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2005 Annual Report on Form 10-K.

Reclassifications

Certain amounts in the condensed consolidated balance sheet as of January 31, 2005, in the condensed consolidated statements of income for the three and nine months ended October 31, 2004 and in the condensed consolidated statements of cash flows for the nine months ended October 31, 2004 have been reclassified to conform to the presentation as of and for the three and nine months ended October 31, 2005.

Operating Cycle

The Company’s operating cycle for long-term contracts is typically greater than one year and is measured by the average time intervening between the inception of contracts and the completion of those contracts. Contract related assets and liabilities are classified as current assets and current liabilities.

Discontinued Operations

On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (“Telcordia”). The operating results of Telcordia have been classified as discontinued operations (Note 12) for all periods presented.

Common Stock

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05. As of October 31, 2005 and January 31, 2005, 171,499,000 and 177,369,000 shares of Class A common stock, respectively, and 210,000 and 217,000 shares of Class B common stock, respectively, were issued and outstanding. Each share of Class B common stock is convertible into 20 shares of Class A common stock. Class A common stock and Class B common stock are collectively referred to as common stock in the condensed consolidated financial statements and notes to condensed consolidated financial statements and are shown assuming that the Class B common stock was converted into Class A common stock.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On September 1, 2005, the Company’s newly formed wholly-owned subsidiary, SAIC, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of common stock (the “offering”). In addition, the Company has filed with the SEC and delivered to its stockholders a proxy statement/prospectus on Form S-4 to obtain stockholder approval, at a special meeting of stockholders that was previously scheduled for December 16, 2005, of a merger agreement pursuant to which the Company would become a wholly-owned subsidiary of SAIC, Inc. In the merger, each share of the Company’s Class A common stock would be converted into the right to receive two shares of SAIC, Inc. Class A preferred stock, and subject to the exercise or appraisal rights, each share of the Company’s Class B common stock would be converted into the right to receive forty shares of SAIC, Inc. Class A preferred stock. After the merger, SAIC, Inc. expects to offer its shares of common stock to the public. If the transaction contemplated in the registration statement is completed, the new common stock would have the same economic rights as the new Class A preferred stock but would be entitled to one vote per share while the new Class A preferred stock would be entitled to 10 votes per share. As a publicly traded company, SAIC, Inc. would have no right of first refusal on transfers of the new Class A preferred stock or the new common stock and no right to repurchase those shares upon termination of affiliation of an employee, director or consultant. On December 9, 2005, the Company announced a postponement of the special stockholders’ meeting to approve the merger initially scheduled for December 16, 2005, and its intention to reschedule the meeting to a date to be determined by the board of directors due to recent developments regarding the firm fixed-price contract with the Greek Government as discussed in Note 11.

In conjunction with the offering, the board of directors intends to declare a special dividend that will be paid to the holders of the Company’s common stock as of a record date that will be set by the board of directors. Payment will be conditioned upon completion of the offering and it is anticipated that the dividend will be paid within 25 days after the completion of the offering. The special dividend is expected to range from approximately $8 to $10 per share of the Company’s Class A common stock and from approximately $160 to $200 per share of the Company’s Class B common stock.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense is reflected in net income for options granted to employees, as all options granted under those plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant, and no compensation expense is recognized for the employee stock purchase plan because it is a non-compensatory plan. The Company accounts for stock options granted to non-employees using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for options granted to employees as described in Note 1 of the notes to consolidated financial statements of the Company’s 2005 Annual Report on Form 10-K:

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
	(In millions, except per share amounts)
Net income, as reported	$91	$95	$773	$265
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(7)	(8)	(8)	(23)

Pro forma net income	$84	$87	$765	$242

Earnings per share:
Basic – as reported	$.53	$.52	$4.42	$1.45

Basic – pro forma	$.49	$.48	$4.37	$1.32

Diluted – as reported	$.51	$.51	$4.27	$1.41

Diluted – pro forma	$.47	$.47	$4.23	$1.29

For the nine months ended October 31, 2005, the pro forma stock-based employee compensation expense was reduced by $10 million (net of related tax effect) representing the effects of unvested stock options that were forfeited by employees of Telcordia as a result of the sale of Telcordia (Note 12). The pro forma compensation expense was determined by estimating the fair value of these options at the date of grant using the Black-Scholes option valuation model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company meets the definition of a non-public company for the purposes of calculating fair value and, therefore, assumes no volatility in its fair value calculation (minimum value method).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) focuses primarily on accounting for transactions in which share-based awards are

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

granted to employees in exchange for services and requires recognition of compensation expense over the vesting period in an amount equal to the fair value of share-based payments, including stock options, granted to employees. The Company meets the definition of a non-public entity per SFAS No. 123(R). Therefore, the Company is required to adopt the provisions of the standard prospectively for any newly issued, modified or settled stock-based awards after the date of initial adoption, which will be February 1, 2006. Upon adoption, restatement of earlier periods is not permitted and there will be no carryover expense on the unvested portion of options issued prior to February 1, 2006. However, the Company will be required to include volatility assumptions in its fair value estimations to determine compensation expense which will result in greater compensation expense than would result using the minimum value method as has been used. In addition, under SFAS 123(R), the Company’s employee stock purchase plan will become compensatory, requiring the 15% discount on employee stock purchases made under the plan be recognized as compensation expense. The Company is presently unable to estimate the impact of adopting SFAS No. 123(R) on its fiscal 2007 operating results as the number of awards to be granted and employee stock purchase plan participation levels have not been determined.

Note 2 – Business Segment Information:

The following summarizes interim business segment information:

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
	(In millions)
Revenues:
Government	$1,888	$1,715	$5,446	$4,969
Commercial	140	132	398	376
Corporate and Other	—	(10)	(18)	(34)

Total reportable segment revenues	$2,028	$1,837	$5,826	$5,311

Segment operating income (loss):
Government	$115	$129	$365	$384
Commercial	15	13	27	25
Corporate and Other	(21)	(14)	(31)	(54)

Total reportable segment operating income	$109	$128	$361	$355

As discussed in more detail in Note 2 of the notes to consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K, certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Cost Accounting Standards. Corporate expense variances to these allocations are retained in the Corporate and Other segment. Effective February 1, 2005, the Company no longer allocates an internal interest charge or credit (“Cost of Capital”). Segment information for the three and nine months ended October 31, 2004 has been revised to reflect the elimination of Cost of Capital. In certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and are reflected in the Corporate and Other segment. The elimination of intersegment revenues is also reflected in the Corporate and Other segment. Sales between segments for the three months ended October 31, 2005 were not material compared to $10 million for the same period last year. Sales between segments were $3 million for the nine months ended October 31, 2005 compared to $31 million for the nine months ended October 31, 2004. Sales between segments are recorded at cost.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As discussed in Note 12, as a result of the sale of Telcordia, prior year segment information has been revised to conform to the three and nine months ended October 31, 2005 presentation of Telcordia as discontinued operations. Since Telcordia represented the entire Non-Regulated Telecommunications segment, the Company no longer has continuing operations in this segment.

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
	(In millions)
Depreciation and amortization:
Government	$13	$10	$37	$28
Commercial	1	1	3	4
Corporate and Other	3	3	8	7

Total consolidated and reportable segment depreciation and amortization	$17	$14	$48	$39

The following reconciles total reportable segment operating income to the Company’s total consolidated operating income:

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
	(In millions)
Total reportable segment operating income	$109	$128	$361	$355
Equity in (income) loss of unconsolidated affiliates	(6)	(1)	(7)	1
Investment activities	—	(1)	(1)	(2)
Minority interest in income of consolidated subsidiaries	5	4	11	10

Total consolidated operating income	$108	$130	$364	$364

Note 3 – Pre-contract Costs:

Costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract, or extend or modify work under an existing contract (change order), and for which formal contracts or contract modifications have not been executed are recognized as pre-contract costs and deferred as an asset (prepaid expenses and other current assets) if it is probable that the Company will recover the costs through the issuance of a contract or contract modification. When the formal contract or contract modification has been executed, the costs are charged to the contract and revenue is recognized based on the percentage-of-completion method of accounting.

Prepaid expenses and other current assets include $21 million of pre-contract costs as of October 31, 2005.

Note 4 – Derivative Financial Instruments:

Interest Rate Risk

As more fully described in Note 8 of the notes to consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K, the Company uses forward interest rate swap agreements to manage some of its

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

interest rate risk. For the three and nine months ended October 31, 2005 and 2004, the net impact on the condensed consolidated statements of income of all outstanding swap agreements was not material. At October 31, 2005, the combined fair value of all of the Company’s interest rate swap agreements was $12 million, of which $3 million and $9 million were reflected in other accrued liabilities and other long-term liabilities, respectively.

Foreign Currency Risk and Other Derivatives

For the three and nine months ended October 31, 2005 and 2004, net losses on foreign currency forward exchange contracts and other derivatives and the related fair values at October 31, 2005 and January 31, 2005 were not material.

Note 5 – Acquisitions of Businesses:

During the nine months ended October 31, 2005, the Company completed four acquisitions including Geo-Centers, Inc., for an aggregate purchase price of $233 million, which consisted of $215 million in cash, approximately 390,000 shares of the Company’s Class A common stock that had a fair value of $16 million on the date of issuance and future acquisition payments of $2 million payable once certain conditions have been met. The preliminary purchase price allocations resulted in identifiable intangible assets of $46 million (amortizable over a weighted average life of five years) and goodwill of $184 million, $32 million of which is tax deductible. The Company has not yet obtained all the information required to complete the purchase price allocations related to these acquisitions. The final purchase price allocations will be completed once the information identified by the Company has been received, which should not be longer than one year from the dates of acquisition.

Note 6 – Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment for the nine months ended October 31, 2005 are as follows:

	Government	Commercial	Total
	(In millions)
Goodwill at January 31, 2005	$443	$25	$468
Acquisitions	184	—	184
Foreign currency translation	—	(1)	(1)
Adjustments	4	—	4

Goodwill at October 31, 2005	$631	$24	$655

Goodwill adjustments of $4 million for the nine months ended October 31, 2005 were a result of the finalization of purchase price allocations related to prior year acquisitions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Intangible assets consisted of the following:

	October 31, 2005			January 31, 2005
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(In millions)
Amortizable intangible assets:
Customer contracts	$43	$19	$24	$31	$11	$20
Non-compete agreements	29	16	13	32	13	19
Software and technology	41	4	37	5	—	5
Other	10	1	9	7	1	6

Total amortizable intangible assets	123	40	83	75	25	50
Non-amortizable intangible assets:
Tradenames	2	—	2	—	—	—

	$125	$40	$85	$75	$25	$50

Customer contracts and non-compete agreements with a gross carrying value of $3 million became fully amortized at January 31, 2005 and, therefore, are no longer reflected in the gross carrying value after that date. In addition, intangible assets arising from acquisitions made prior to February 1, 2005 increased by $7 million due to the finalization of purchase price allocations. Amortization expense related to amortizable intangible assets was $7 million and $18 million for the three and nine months ended October 31, 2005, respectively, and $5 million and $14 million for the three and nine months ended October 31, 2004, respectively.

Based on the intangible assets as of October 31, 2005, the estimated annual amortization expense related to amortizable intangible assets, including the preliminary allocation of purchase price and related intangible amortization of acquisitions made through October 31, 2005, is as follows (in millions):

Year Ending January 31
2006	$31
2007	23
2008	15
2009	12
2010	9
Thereafter	11

$101

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

For the three and nine months ended October 31, 2005 and 2004, the Company did not recognize any material impairment losses on intangible assets.

Note 7—Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

borrowings until July 2007 and (ii) a five-year revolving credit facility of up to $250 million, which allows borrowings until July 2009. Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During the nine months ended October 31, 2005, the Company did not borrow under either of its credit facilities.

The Company has a firm fixed-price contract with the Greek Government with bonding requirements, approximately $107 million of which have been met through the issuance of standby letters of credit under the $500 million five-year revolving credit facility. The standby letters of credit reduce the amount available for borrowings under the $500 million five-year revolving credit facility. The Company pays fees for the standby letters of credit issued under the $500 million five-year revolving credit facility, but the outstanding standby letters of credit are not considered borrowings and the Company does not incur related interest cost. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. For further discussion of the risks associated with this contract and the standby letters of credit, refer to Note 11. The Company does not expect to issue any additional standby letters of credit for this contract under the $500 million five-year revolving credit facility.

As of October 31, 2005, the entire amount under the $250 million five-year revolving credit facility was available and $393 million of the $500 million five-year revolving credit facility was available. These credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require the Company to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization of not more than 3.0 to 1.0. These covenants also restrict certain of the Company’s activities, including, among other things, the Company’s ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations. If the Company completes the offering and related events described in Note 1, the Company would need to obtain consents under these revolving credit facilities prior to the merger and payment of the special dividend. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties. As of October 31, 2005, the Company was in compliance with all the financial covenants under the credit facilities.

Note 8—Accumulated Other Comprehensive Loss and Comprehensive Income:

The components of accumulated other comprehensive loss is as follows:

	October 31 2005	January 31 2005
	(In millions)
Accumulated other comprehensive loss:
Unrealized net loss on marketable securities	$(3)	$(4)
Unrealized net loss on derivative instruments	(12)	(13)
Minimum pension liability adjustments	(16)	(19)
Foreign currency translation adjustments	(1)	—

	$(32)	$(36)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of October 31, 2005, approximately $2 million of the unrealized loss on derivative instruments is expected to be reclassified into expense within the next twelve months.

Comprehensive income consists of the following for the periods indicated:

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
	(In millions)
Net income	$91	$95	$773	$265
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(4)	—	(6)	(4)
Minimum pension liability adjustments	—	—	3	—
Foreign currency translation adjustments	1	1	(1)	1
Other	3	2	8	3

	—	3	4	—

Total comprehensive income	$91	$98	$777	$265

Note 9—Earnings Per Share (EPS):

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
	(In millions)
Basic weighted average shares	173	182	175	183
Add: Dilutive potential shares
Stock options	4	5	4	5
Restricted stock awards	2	—	2	—

Diluted weighted average shares	179	187	181	188

Options to purchase 192,000 shares of common stock at $42.27 per share were outstanding during the three and nine months ended October 31, 2005 but were not included in the dilutive potential shares because the effect of such options would be antidilutive. Such options expire in July 2010. There were no antidilutive potential shares for the three and nine months ended October 31, 2004.

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three and nine months ended October 31, 2005 and 2004.

Note 10—Net Loss on Marketable Securities and Other Investments, Including Impairment Losses:

For the three and nine months ended October 31, 2005, the Company recognized impairment losses of $1 million and $4 million, respectively, on certain private equity securities due to declines in fair market value that were deemed to be other-than-temporary. For the nine months ended October 31, 2004, impairment losses due to other than temporary declines in fair value of private equity securities were $6 million and there were none for

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the three months ended October 31, 2004. The carrying value of the Company’s private equity securities as of October 31, 2005 was $45 million. The remainder of the loss in the three months ended October 31, 2004 and the nine months ended October 31, 2005 was the result of net realized losses on sales of marketable securities and other investments.

Note 11—Commitments and Contingencies:

Telkom South Africa

As disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (“ICC”) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom South Africa successfully challenged the arbitrator’s partial award in the Company’s favor in the South African trial court and the Company has appealed this decision to the South African Supreme Court. In a separate proceeding, the Company unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court (New Jersey). The Company has appealed the ruling of United States District Court (New Jersey) to the U.S. Court of Appeals for the Third Circuit.

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

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable, however, an adverse resolution could materially harm the Company’s business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of October 31, 2005 and January 31, 2005. The Company does not believe a material loss is probable based on the procedural standing of the case and its understanding of applicable laws and facts.

Firm Fixed-price Contract with the Greek Government

Overview. The Company has a firm-fixed-price contract (the “Greek contract”) with the Hellenic Republic of Greece (the “Customer”), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the “System”), that was used to support the 2004 Athens Summer Olympic Games (the “Olympics”), and that has been used for other purposes following completion of the Olympics. Although the Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System, it has not formally accepted the System under the terms of the Greek contract, and has made some but not all of the milestone payments under the Greek contract.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Subsequent to the Olympics, SAIC delivered a second version of the software for Subsystems 1 – 7 (the Command Decision and Support System, or “CDSS”) in November 2004. Beginning in December 2004 through March 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System, and identified numerous “omissions and deviations” in its test reports. The Company believes that certain of these omissions and deviations are valid, while others are not. Under the terms of the Greek contract and a Memorandum between the parties dated July 7, 2004 (the “Memorandum”), as well as an agreed-upon approach with the Customer, the Company has submitted various proposals to the Customer to remedy these omissions and deviations beginning in June 2005. The most significant of these proposals reflects an alternative approach to CDSS. The first proposal for an alternative CDSS was submitted in July 2005 and additional proposals were submitted in October and December 2005.

On December 13, 2005, the Customer provided us with a letter indicating that the Company’s most recent proposal based on the alternative CDSS approach is deemed “acceptable in principle” on the terms proposed by the Company. The letter contemplates that the parties will attempt to negotiate by February 15, 2006 the appropriate modifications to the Greek contract required to implement the alternative CDSS and the Company’s proposals for addressing omissions and deviations on the other subsystems. Such modifications would include the parties’ agreement on appropriate price adjustments to reflect the omissions and deviations. Assuming that an appropriate modification to the Greek contract and the Company’s subcontract with its principal subcontractor can be negotiated and executed by February 15, 2006, the completion of the System based on the alternative CDSS approach is estimated to be completed in February 2007.

The Company has recorded significant losses on the contract to date that include cost estimates which significantly exceed the fixed price for the system, estimated reductions in price as a result of omissions and deviations from the Contract requirements, and revenue reduction for uncertainty with respect to the collection of outstanding amounts due under the Greek contract. Based on recent developments and communications with the Customer, the Company recorded contract losses of $61 million for the three months ended October 31, 2005, resulting in total contract losses of $77 million for the nine months ended October 31, 2005. The Company has recorded $115 million in contract losses since the inception of the Greek contract. The Company’s recording of the Greek contract in the accompanying condensed consolidated financial statements reflects the assumption that the alternative CDSS will be delivered to and accepted by the Customer pursuant to a contract modification. There is no assurance that the Customer will ultimately accept the alternative CDSS solution or that, if accepted, additional performance losses will not occur.

In the event the Company is ultimately unable to resolve the various disputes under the Greek contract, it could incur additional losses if it is determined that the Company has breached the Greek contract and, as a result, owes the Customer damages. Such damages could include, but are not limited to, re-procurement costs. The Customer could call some or all of the payment, performance and offset bonds of $231 million. In this case, the Company may not be able to call some or all of the $97 million in performance bonds provided by its subcontractors. The Company may also incur losses if it is determined the Company breached its obligations to any of its subcontractors. Successful imposition of damages or subcontractor claims against the Company, or the calling of its bonds, could have a further material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

Prompted by the poor financial performance, continuing challenges of the Greek contract and a communication from an employee raising concerns about the management of the Greek contract that the employee believed included ethical issues, a review overseen by a special committee of independent directors has been initiated to identify the causes of these problems for the purpose of understanding and addressing them.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Additional information concerning the Greek contract and its status is set forth below.

Original Contract. The Greek contract requires the Company to provide the System and related services. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System (CIS) and the Command Center Systems (CCS). Under the Euro-denominated Contract, final acceptance of the System was to take place by September 1, 2004, at a price of approximately $191 million. To date, the Company has been paid advance payments under the contract totaling approximately $143 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $12 million and ten years of TETRA (radio) network services for approximately $102 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Memorandum of Understanding. On July 7, 2004, shortly before the start of the Olympics, the Company entered into an agreement (the “Memorandum”) with the Hellenic Republic, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that (1) delivery and acceptance of the System had not been completed by the scheduled date, (2) the System would be delivered for use at the Olympics in its then-current state, which included certain omissions and deviations attributable to both parties, (3) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004, (4) the Customer would proceed with the necessary actions for the completion of a contract modification as soon as possible, and (5) the Company would receive a milestone payment of approximately $24 million immediately upon the execution of the contract modification. To date, the contract modification contemplated by the Memorandum has not been signed, final acceptance of the system by October 1, 2004 did not occur, and the $24 million milestone payment has not been received. Subsequent to execution of the Memorandum, the Customer asserted that the Memorandum is non-binding, and disputes have arisen concerning its meaning and effect.

Delivery of System, Testing and Negotiations. One of the principal disputes between the parties relates to the functionality of the CDSS portion of the System delivered in July and November 2004, and more specifically to the operational effectiveness and contractual compliance of CDSS. The Customer has performed subsystem acceptance tests on each of the 29 subsystems that identified numerous “omissions and deviations.” The parties are presently unable to proceed to the overall System acceptance tests, which measure the integration and interoperability of the System, until the disputes concerning the contractual compliance of CDSS and the other subsystems (supplied by both the Company and its subcontractors) are resolved. The Company and its principal subcontractor are attempting to address the “omissions and deviations” identified by the Customer for subsystems 8 – 30 (excluding subsystems 11, 12, 29 and 30 for which no deviations were identified). The Company has submitted a proposal for an alternative CDSS system (subsystems 1 – 7) pursuant to the Memorandum of Agreement with the principal subcontractor discussed below.

Memorandum of Agreement (MOA) with the Principal Subcontractor. On June 10, 2005, the Company entered into an MOA with its Greek-based principal subcontractor. The MOA contemplates that this subcontractor will perform certain of the Company’s responsibilities under the Greek contract, including delivering an alternative version of subsystems 1 – 7 (CDSS), and will resolve deviations and omissions asserted by the Customer with respect to the remaining subsystems the subcontractor was responsible for under the terms of its subcontract. In order for the solution contemplated by the MOA to be implemented, appropriate modifications to the Greek contract with the Customer and the subcontract with the Company’s principal subcontractor must be negotiated and signed. Upon the modification of the Greek contract and the subcontract, the subcontractor would assume responsibility for achieving final acceptance of the System. The MOA is subject to a number of conditions and does not currently represent a binding obligation of the subcontractor to assume

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the enlarged scope of work noted above. The Company believes, however, that the MOA obligates the subcontractor to make good faith efforts to implement the approach contemplated by the MOA.

Proposal for Alternative CDSS. Pursuant to the June 10, 2005 MOA, the Company and the principal subcontractor submitted a proposal to the Customer for the delivery of an alternative CDSS that the Company believes addresses virtually all the “omissions and deviations” noted by the Customer with respect to Subsystems 1 – 7. The Company believes that under the terms of the Greek contract and Memorandum as those agreements are interpreted under applicable Greek law, and the parties’ agreed-upon methodology for evaluating the alternative CDSS, the omissions and deviations that would remain if the proposed modified System were implemented would not constitute grounds for Customer rejection of the System, and that price reductions would be the appropriate remedy for any such remaining omissions and deviations. With respect to Subsystems 8 – 30, the Company and its principal subcontractor have responded to substantially all omissions and deviations listed in the Customer’s test reports, with the exception of subsystems 17 and 19, which are the responsibility of the Company’s principal subcontractor.

With regard to subsystems 1 – 7 (CDSS), on November 25, 2005, the Customer notified the Company that the Customer’s technical advisors declined to recommend either the acceptance or rejection of the Company’s remediation plan for an alternative CDSS. The Customer also notified the Company on November 29, 2005 that the Customer will continue to consider the alternative CDSS only if it complies with the Customer’s interpretation of the original Greek contract specifications, and provides additional, undefined functionality that the Company believes is beyond the scope of the Greek contract. The Customer advised the Company of its position regarding CDSS following several months of significant effort by the Company and its principal subcontractor, working with the Customer and its technical advisors, culminating in the submittal of a proposal for an alternative CDSS approach.

On December 5, 2005, the Company sent a letter advising the Customer that unless an agreement is reached with respect to the alternative CDSS by December 31, 2005, the Company intends to initiate the dispute process contained in the Greek contract, which includes binding arbitration as its final step. On December 13, 2005, the Customer delivered a letter to the Company which indicated that the Company’s proposal based on the alternative CDSS approach is deemed “acceptable in principle” on the terms proposed. The letter contemplates that the parties will attempt to negotiate by February 15, 2006 the appropriate modifications to the Greek contract required to implement the alternative CDSS and the Company’s proposals for addressing omissions and deviations on the other subsystems. Assuming that appropriate modifications to the Greek contract and the Company’s subcontract with its principal subcontractor can be negotiated and executed by February 15, 2006, the completion of the System based on the alternative CDSS approach is estimated to be completed in February 2007.

Given the inherent uncertainties in this process, the Company is unable to predict if and when the negotiations will lead to acceptable modifications of the Greek contract or to its subcontract with its principal subcontractor as described above.

Performance and Payment Bonds. In connection with the Greek contract, the Company entered into payment, performance and offset bonding requirements in favor of the Customer, which currently total $231 million. The bonding requirements have been met through the issuance of standby letters of credit, of which $107 million was issued under the Company’s $500 million credit facility and $124 million was issued by certain banks. Under the terms of these bonding arrangements, the Customer could call these standby letters of credit at any time. Certain of the Company’s subcontractors have provided it with performance bonds in the aggregate amount of approximately $97 million, guaranteeing their performance under their subcontracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Subcontracts. The Company has subcontracted a significant portion of the requirements under the Greek contract, and payments to the subcontractors are generally required only if the Company receives payment from the Customer related to the subcontractors’ work. In addition, the Greek contract requires the Company to lease certain equipment under an operating lease from its principal subcontractor for ten years as further described in Note 16 of the notes to consolidated financial statements in its 2005 Annual Report on Form 10-K. In August 2004, when the Company delivered the System to the Customer for use, its principal subcontractor began providing TETRA network services to the Customer. On September 8, 2005, the Company’s principal subcontractor provided it with written notice that the subcontractor will no longer commit to continue providing TETRA network services. The subcontractor asserted its entitlement to payment for the TETRA network and terminals, which have been used by the Customer since August 2004, and also asserted its expectation of payment for any future use. The Company notified the Customer of this development. The principal subcontractor had provided a similar notice on March 29, 2005. In both cases, the principal subcontractor has continued to provide the TETRA network services without interruption. Under the terms of the Greek contract, the Company is not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. The Company has not recorded any revenue from the Customer or accrued any subcontract lease obligation related to the TETRA services or System maintenance.

Dispute Resolution, Binding Arbitration and Damages Provisions. If the parties are unable to resolve their disputes through negotiation or contract modification, the dispute could be resolved in binding arbitration. Under the Greek contract, any disputes are subject to ultimate resolution by binding arbitration under Greek law, before three Greek arbitrators in Greece. If the Customer prevails in any such arbitration and the Company is found to have materially breached the Greek contract, the Customer may be entitled to recover damages, which could include: (1) penalties for delayed delivery in an amount up to $15 million, (2) damages in the form of excess re-procurement costs, (3) repayment of amounts paid under the Greek contract and (4) forfeiture of a good performance bond in the amount of $31 million.

Legality of the Greek Contract. On August 25, 2005, the Company received a copy of a decision issued by the Court of Auditors of the Hellenic Republic (Greek Audit Court). The Greek Audit Court is a government agency that has authority to review and audit procurements, including payments to contractors. The Company understands that the Greek Audit Court’s decision relates to the Greek procurement process, is not binding upon the Company and may not relieve the Company of its contractual obligations to the Customer under the Greek contract without further action by the Company, the Greek Audit Court or other agencies of the Greek Government. The Company also understands that an auditor of the Greek Audit Court challenged on several grounds a payment order or invoice submitted by the Greek Ministry of Defense for payment to the Company of approximately $78 million (63,109,140 Euros). The Greek Audit Court decided that the payment was not authorized under Greek law or applicable procurement regulations and denied payment on the following bases:

•	the Greek contract was null and void due to lack of review by the Greek Audit Court prior to award, and

•	the Greek contract properly should have been awarded by the Greek Ministry of Public Order and not the Greek Ministry of Defense, which awarded the Contract to the Company.

On November 17, 2005, in response to the Customer’s request for a revocation of the Greek Audit Court’s decision, the Greek Audit Court issued a new decision that confirms the illegality of the Greek contract, but revokes the Greek Audit Court’s prior decision, and concludes that the mistakes in the procurement process committed by the Greek Government cited above constitute “pardonable mistakes” that do not prevent the ratification of prior payments. Although it is possible that the Greek Audit Court could question future payments, the Company believes that the rationale contained in the Greek Audit Court decision enables the Customer to make future payments under the Greek contract.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company believes the issue of the legality of the Greek contract could be arbitrated under the binding arbitration provisions of the Greek contract. However, the Company cannot rule out that this issue would be decided by a Greek court. If there were to be a finding by arbitrators or the appropriate court in the future that the Greek contract was null and void, the Company believes the following would result, irrespective of the terms of the Greek contract: the Company would have no contractual obligations to complete any additional work under the Greek contract; penalties for delayed performance could not be enforced; damages for excess re-procurement costs could not be assessed; the good performance bonds could not be called; and the Company believes it would be entitled to equitable remedies. Under these equitable remedies, if the arbitrators or court found that the value conferred upon the Customer by the Company’s work was greater than the payments already received by it, the Customer would owe the Company for the amount of such excess. Likewise, if the arbitrators or court found the value conferred upon the Customer by the Company’s work was less than the payments already received by it, the Company would owe the Customer for the amount of such deficiency. While the Company continues to evaluate the implications of the legality issue and other recent developments, the Company believes it performed services and received payments under a binding agreement with the Customer.

Financial Status of the Contract. As a result of the significant and continuing difficulties encountered in reaching an acceptable agreement with the Customer, as of the three months ended October 31, 2005, the Company has limited the total estimated revenue to be recognized under the Greek contract to the amount of cash received to date. Although the Company expects to pursue remaining amounts owed under the terms of the Greek contract, it reduced its revenues and increased its recorded loss by $30 million during the three months ended October 31, 2005 due to this collection uncertainty. The Company does not anticipate recognizing revenue in excess of the cash received to date unless the Greek contract is satisfactorily modified and work is performed pursuant to such a modification and the uncertainty regarding payment from the Customer is resolved. In addition, based on results of recent activities conducted pursuant to the process described above for reviewing the omissions and deviations by the Customer, the Company has recorded an additional loss on the contract of $31 million in the three months ended October 31, 2005, which represents a combination of estimated additional costs to be incurred and estimated additional revenue reductions for omissions and deviations. These two factors resulted in a total additional $61 million loss recognized in the three months ended October 31, 2005, as summarized below:

(In millions)
Estimated cost growth	$27
Estimated revenue reductions for omissions and deviations	4
Revenue reduction due to uncertain collectibility	30

$61

The loss on the Contract for the nine months ended October 31, 2005 is $77 million. The Company continues to use its best estimate of all costs to complete the performance of the Greek contract assuming its proposed modified System (including the alternative CDSS) is delivered and accepted. Completion of the modified System, performance of acceptance testing and final acceptance by the Customer would not be completed until February 2007.

Prompted by the poor financial performance, continuing challenges of the Greek contract and a communication from an employee raising concerns about the management of the Greek contract that the employee believed included ethical issues, an independent review has been initiated to identify the causes of these problems for the purpose of understanding and addressing them. A special committee of independent directors has been established to oversee this review, and the special committee has engaged independent legal counsel to assist the committee. The committee has instructed independent counsel to determine whether internal

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

communications relating to the Greek contract were accurate, whether appropriate action was taken to address problems or issues, and to consider potential implications to financial statement reporting and disclosure. The independent counsel commenced its review in early December 2005 and has completed initial interviews of a substantial number of employees, including the employee who raised concerns. Based on the results of the review, which included consideration of potential implications to financial reporting and disclosure, as communicated to the Company by the independent counsel, no deficiencies have been identified with respect to financial reporting or related internal controls over financial reporting and disclosure controls or procedures. The ongoing review focuses primarily on management issues related to the Greek contract.

The situation remains complex and dynamic, involving multiple government agencies, subcontractors, and Customer elements and government representatives having different roles and at times, expressing inconsistent positions. Through October 31, 2005, the Company has recognized revenues of $111 million, which represents a portion of the $143 million cash collected to date based on the percentage-of-completion method of revenue recognition, and recorded losses of $115 million under the contract representing our best estimate of the total loss to be incurred. The Company’s recorded losses exclude potential subcontractor payments associated with the omissions and deviations of specific subsystems related to the subcontractors’ work in the amount of $13 million that management believes will not be paid under the subcontract terms. In addition, the Company has $13 million of accounts receivable relating to Value Added Taxes (VAT) that it has paid and believes is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing.

In the event the Company is ultimately unable to resolve the various disputes under the Greek contract, it could incur additional losses if it is determined that the Company has breached the Greek contract and, as a result, owes the Customer damages. Such damages could include, but are not limited to, re-procurement costs. The Customer could call some or all of the payment, performance and offset bonds of $231 million. In this case, the Company may not be able to call some or all of the $97 million in performance bonds provided by its subcontractors. The Company may also incur losses if it is determined the Company breached its obligations to any of its subcontractors. Successful imposition of damages or subcontractor claims against the Company, or the calling of its bonds, could have a further material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

DS&S, the Company’s 50-50 joint venture, maintains a $25 million credit facility, under which $8 million in principal amount is outstanding and $9 million in standby letters of credit are outstanding at October 31, 2005. The Company has guaranteed 50% of the DS&S commitments under this credit facility, but the Company has not been required to perform on this guarantee. As of October 31, 2005, the Company had a loan receivable of $1 million due from DS&S. The Company and the other joint venture member have also guaranteed the payment of 50% of certain legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation. As of October 31, 2005, the fair value of the guarantee for legal and accounting fees is not material to the Company and the Company has not been required to perform on this guarantee.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Outsourcing Services Agreement and Guarantee. INTESA had derived substantially all its revenues from an outsourcing services agreement with PDVSA that it entered into at the time the joint venture was formed. The services agreement expired on June 30, 2002 and the parties were not able to reach agreement on a renewal. The Company guaranteed INTESA’s obligations under the services agreement to PDVSA. Under the terms of the services agreement, INTESA’s liability for damages to PDVSA in any calendar year is capped at $50 million. As a result, the Company’s maximum potential liability to PDVSA under the guarantee in any calendar year, based on the Company’s guarantee of their ownership interest in INTESA, is $20 million. To date, PDVSA has not asserted any claims.

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

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, the Company’s wholly-owned subsidiary and the entity that held the Company’s interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of the cases and the Company’s understanding of applicable laws and facts, the Company believes that its exposure to any possible losses related to these employment claims is either remote, or if reasonably possible, not material.

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

Potential Financial Impact. Many issues relating to INTESA, including the termination of the services agreement and the employment litigation brought by former INTESA employees, remain unresolved. Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable and no amounts have been accrued; however, adverse resolutions could materially harm the Company’s business and could have a material adverse affect on its consolidated financial position, results of operations and cash flows.

Other Joint Ventures

The Company is an investor in Danet Partnership GbR (“Danet GbR”), a German partnership, accounted for under the equity method. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company (“Danet GmbH”). Danet GbR has an internal equity trading market similar to the Company’s limited market. The Company is required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby the Company gains control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If the Company gains control over Danet GbR, all Danet GbR investors have the right to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If Danet GbR investors put their shares to the Company, the Company may pay the put

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

price in shares of its common stock or cash. The Company does not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. In October 2005, the Company paid $2 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to the Company. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to the Company would be $7 million as of October 31, 2005. If the Company were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, the Company would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, the Company is not able to project the maximum potential amount of future payments it could be required to make under the guarantee as October 31, 2005 but, based on current conditions, the Company believes the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded.

On September 15, 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (“EG&G”) and Parsons Infrastructure & Technology Group, Inc. (“Parsons”) to form Research and Development Solutions, LLC (“RDS”), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $217 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of October 31, 2005, the fair value of the guarantee is not material to the Company.

Gracian v. SAIC Class Action Lawsuit

This class action lawsuit was voluntarily dismissed by the plaintiffs without prejudice on September 21, 2005.

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

The Company is subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions the Company has taken. The Company has recorded liabilities for tax contingencies for open years based upon its best estimate of the taxes ultimately expected to be paid. As of October 31, 2005, the income taxes payable balance included $71 million of income

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

taxes payable related to the sale of Telcordia and $187 million of tax accruals that have been recorded for tax contingencies. The Company is currently undergoing several routine Internal Revenue Service and other tax jurisdiction examinations. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals, or that there will not be accruals in excess of the final amounts agreed to by the tax authorities.

The Company is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

Note 12—Discontinued Operations:

Telcordia

On March 15, 2005, the Company completed the sale of Telcordia to TTI Holding Corporation (“Buyer”), an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. The initial sales price of $1.35 billion was subject to a working capital adjustment, reduction for the net proceeds from a sale leaseback transaction of certain Telcordia-owned real estate between Telcordia and an unrelated third party in conjunction with the closing of the sale of Telcordia, and other adjustments as agreed upon between the Buyer and the Company. During the six months ended July 31, 2005, the Company finalized the closing balance sheet and working capital adjustments with the Buyer and recorded a gain on sale before income taxes of $866 million. During the three months ended October 31, 2005, certain sales tax matters were resolved resulting in an additional gain on sale before income taxes of $3 million.

For the nine months ended October 31, 2005, the adjusted cash proceeds from the sale, including proceeds from the sale leaseback transaction that was entered into in connection with the sale of Telcordia and after tax gain on sale were as follows:

(In millions)
Initial sales price	$1,350
Less: Working capital adjustments	(244)
Direct and incremental selling costs	(34)

Proceeds received from sale of Telcordia and real estate	1,072
Less: Accrued liabilities for other purchase price adjustments per the definitive stock purchase agreements and related amendments	(4)

Adjusted sales price for Telcordia business and real estate	1,068
Less:
Net book basis of assets and liabilities	(199)

Gain on sale before income taxes	869
Provision for income taxes	325

Gain on sale, net of income taxes	$544

The Company is entitled to receive additional amounts as contingent sales price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

As a result of the sale of Telcordia, the Company’s common stock is no longer an investment choice in the Telcordia 401(k) Plan. As of October 31, 2005, the Telcordia 401(k) Plan held approximately 4.8 million shares of the Company’s common stock, which had a fair value of $209 million. In accordance with the terms of the definitive stock purchase agreement between the Company and the Buyer, the participants in the Telcordia 401(k) Plan were required to offer for sale their shares of the Company’s common stock held in the Telcordia 401(k) Plan no later than the date of the scheduled April 2006 trade, or any such later trade date as may be agreed by the Company and the Buyer. The Company is in discussions with Telcordia to amend the stock purchase agreement to remove the obligation to have the participants in the Telcordia 401(k) Plan offer for sale their shares of the Company’s common stock in April 2006. If Telcordia and the Company do not reach agreement to remove this Telcordia obligation contained in the stock purchase agreement, the Company expects to determine whether to repurchase the shares of common stock held by the Telcordia 401(k) Plan in April 2006, based on an evaluation of all relevant then existing considerations, including the Company’s cash balances, its need for operating capital, its near-term acquisition plans, the level of repurchases from the Company’s retirement plans and the then prevailing stock price at which such shares would be repurchased.

The operating results of Telcordia have been classified as discontinued operations for all periods presented. Telcordia’s results of operations had previously been reported as the Non-Regulated Telecommunications segment for the three and nine months ended October 31, 2004. The summary of Telcordia’s operating results for the nine months ended October 31, 2005, which reflects the period prior to the sale of February 1, 2005 through March 14, 2005, and the nine months ended October 31, 2004 is as follows:

	Nine Months Ended October 31
	2005	2004
	(In millions)
Revenues	$89	$643
Costs and expenses
Cost of revenues	57	362
Selling, general and administrative expenses, including depreciation and amortization of $8 million and $28 million, respectively	28	171
Interest expense	—	1

Income before income taxes	4	109
(Benefit) provision for income taxes	(13)	35

Income from discontinued operations	$17	$74

During the three months ended October 31, 2005, an income tax benefit of $16 million was recorded to reflect the resolution of certain tax contingencies related to Telcordia operations prior to the sale.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

INTESA Joint Venture

In 2003, the Company’s foreign joint venture, INTESA, ceased operations and was classified as discontinued operations. As described in Note 11, during the nine months ended October 31, 2004, the Company received an approximate $6 million settlement related to an OPIC insurance claim. This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain from discontinued operations of $4 million, net of income tax expense of approximately $2 million. INTESA and the Company are involved in various legal proceedings relating to INTESA as described in Note 11.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our 2005 Annual Report on Form 10-K. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31, not calendar years. For example, we refer to the fiscal year ended January 31, 2005 as “fiscal 2005.” We are currently in fiscal 2006.

Recent Events

On September 1, 2005, our newly formed wholly-owned subsidiary SAIC, Inc. filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of common stock (the “offering”). The principal purpose of the offering is to better enable us to use our cash and cash flows from operations to fund organic growth and growth through acquisitions as well as to provide us with publicly traded stock that can be used for future acquisitions. Creating a public market for our common stock eliminates the need to use our cash to provide liquidity for our stockholders in the limited market that we have historically sponsored.

Before we can complete the offering, we must obtain the approval of our stockholders. We have filed with the SEC a proxy statement/prospectus on Form S-4, which was declared effective by the SEC on November 16, 2005, to obtain stockholder approval at a special stockholders’ meeting that was previously scheduled for December 16, 2005, of a merger agreement pursuant to which we would become a wholly-owned subsidiary of SAIC, Inc., or New SAIC. In the merger, each share of our class A common stock would be converted into the right to receive two shares of New SAIC class A preferred stock and, subject to the exercise or appraisal rights, each share of our class B common stock would be converted into the right to receive forty shares of New SAIC class A preferred stock. The new class A preferred stock would be entitled to 10 votes per share. After the merger, we intend to offer shares of New SAIC common stock to the public. The new common stock would have the same economic rights as the new class A preferred stock but would be entitled to one vote per share. As a publicly traded company, New SAIC would have no right of first refusal on transfers of the New SAIC class A preferred stock or the New SAIC common stock and no right to repurchase those shares on termination of affiliation of an employee, director or consultant. However, the New SAIC class A preferred stock will be subject to trading restrictions from which shares will be released on April 1, 2006 and 180 days, 270 days and 360 days after the offering (the “restriction periods”). On December 9, 2005, we announced a postponement of the special stockholders’ meeting to approve the merger initially scheduled for December 16, 2005, and our intention to reschedule the meeting to a date to be determined by our Board of Directors due to the developments regarding the firm fixed-price contract with the Greek Government as described below.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

In conjunction with the offering, the board of directors intends to declare a special dividend that will be paid to the holders of our common stock as of a record date that will be set by the board of directors. Payment will be conditioned upon completion of the offering and it is anticipated that the dividend will be paid within 25 days after the completion of the offering. The special dividend is expected to range from approximately $8 to $10 per share of our class A common stock and from approximately $160 to $200 per share of our class B common stock. The special dividend could exceed the net proceeds from the offering, assuming the underwriters do not exercise their over-allotment option, by up to approximately $250 million. If the dividend exceeds the net proceeds from the offering, we intend to fund it from existing cash on hand.

Firm Fixed-price Contract with the Greek Government. We have a firm-fixed-price contract (the “Greek contract”) with the Hellenic Republic of Greece (the “Customer”), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the “System”), that was used to support the 2004 Athens Summer Olympic Games (the “Olympics”), and that has been used for other purposes following completion of the Olympics. Although the Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System, it has not formally accepted the System under the terms of the Greek contract, and has made some but not all of the milestone payments under the Greek contract.

Subsequent to the Olympics, we delivered a second version of the software for Subsystems 1 – 7 (the Command Decision and Support System, or “CDSS”) in November 2004. Beginning in December 2004 through March 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System, and identified numerous “omissions and deviations” in its test reports. We believe that certain of these omissions and deviations are valid, while others are not. Under the terms of the Greek contract and a Memorandum between the parties dated July 7, 2004 (the “Memorandum”), as well as an agreed-upon approach with the Customer, we have submitted various proposals to the Customer to remedy these omissions and deviations beginning in June 2005. The most significant of these proposals reflects an alternative approach to CDSS. The first proposal for an alternative CDSS was submitted in July 2005 and additional proposals were submitted in October and December 2005.

On December 13, 2005, the Customer provided us with a letter indicating that our most recent proposal based on the alternative CDSS approach is deemed “acceptable in principle” on the terms proposed by us. The letter contemplates that the parties will attempt to negotiate by February 15, 2006 the appropriate modifications to the Greek contract required to implement the alternative CDSS and our proposals for addressing omissions and deviations on the other subsystems. Such modifications would include the parties’ agreement on appropriate price adjustments to reflect the omissions and deviations. Assuming that an appropriate modification to the Greek contract and our subcontract with our principal subcontractor can be negotiated and executed by February 15, 2006, the completion of the System based on the alternative CDSS approach is estimated to be completed in February 2007.

We have recorded significant losses on the contract to date that include cost estimates which significantly exceed the fixed price for the system, estimated reductions in price as a result of omissions and deviations from the Greek contract requirements, and revenue reduction for uncertainty with respect to the collection of outstanding amounts due under the Greek contract. Based on recent developments and communications with the Customer, we recorded contract losses of $61 million for the three months ended October 31, 2005, resulting in total contract losses of $77 million for the nine months ended October 31, 2005. We have recorded $115 million in contract losses since the inception of the Greek contract. Our recording of the Greek contract in the accompanying condensed consolidated financial statements reflects the assumption that the alternative CDSS will be delivered to and accepted by the Customer pursuant to a contract modification. There is no assurance that the Customer will ultimately accept the alternative CDSS solution or that, if accepted, additional performance losses will not occur.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

In the event we are ultimately unable to resolve the various disputes under the Greek contract, we could incur additional losses if it is determined that we have breached the Greek contract and, as a result, owe the Customer damages. Such damages could include, but are not limited to, re-procurement costs. The Customer could call some or all of the payment, performance and offset bonds of $231 million. In this case, we may not be able to call some or all of the $97 million in performance bonds provided by our subcontractors. We may also incur losses if it is determined we breached our obligations to any of our subcontractors. Successful imposition of damages or subcontractor claims against us, or the calling of our bonds, could have a further material adverse affect on our consolidated financial position, results of operations and cash flows.

Prompted by the poor financial performance, continuing challenges of the Greek contract and a communication from an employee raising concerns about the management of the Greek contract that the employee believed included ethical issues, a review overseen by a special committee of independent directors has been initiated to identify the causes of these problems for the purpose of understanding and addressing them.

Additional information concerning the Contract and its status is set forth in Note 11 to condensed consolidated financial statements as well as in the “—Commitments and Contingencies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, as well as to selected commercial markets. Our customers seek our domain expertise to solve complex technical challenges requiring innovative solutions for mission-critical functions in such areas as national security, intelligence and homeland defense. Increasing demand for our services and solutions is driven by priorities including the ongoing global war on terror and the transformation of the U.S. military. We have three reportable segments: Government, Commercial, and Corporate and Other. Except in the section captioned “—Discontinued Operations,” all amounts that follow in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented for our continuing operations only.

Government Segment. Through the Government segment, we provide systems engineering, systems integration and advanced technical services and solutions primarily to U.S. federal, state and local government agencies and foreign governments. Revenues from our Government segment accounted for 93% of our total consolidated revenues for the three and nine months ended October 31, 2005, compared to 93% and 94% for the same periods of the prior year, respectively. Within the Government segment, substantially all of our revenues are derived from contracts with the U.S. Government. These revenues include contracts where we serve as the prime or lead contractor as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor.

In the period since the September 11, 2001 terrorist attacks, U.S. Government spending has increased in response to the global war on terror and efforts to transform the U.S. military. This increased spending has had a favorable impact on our business. Our results have also been favorably impacted by increased outsourcing of information technology (IT) and other technical services by the U.S. Government. However, these U.S. Government spending levels may not continue and future levels of spending and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Such changes in spending authorizations and budgetary priorities could occur due to the significant relief and recovery costs associated with Hurricanes Katrina, Rita and Wilma, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending or other factors. In addition, the U.S. Government is currently conducting its Quadrennial Defense Review, which may significantly

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

affect future defense budgets and priorities, including programs from which we have and expect to derive a significant portion of our revenues.

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

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in selected commercial markets, currently IT support for oil and gas exploration and production, applications and IT infrastructure management for utilities and data lifecycle management for pharmaceuticals. We provide our Commercial segment customers with systems integration and advanced technical services and solutions we have developed for the commercial marketplace, often based on expertise developed in serving our Government segment customers. Revenues from our Commercial segment accounted for 7% of our total consolidated revenues for the three and nine months ended October 31, 2005 and 2004. Revenues from our Commercial segment are primarily driven by our customers’ desire to reduce their costs related to IT management and other complex technical functions by outsourcing to third party contractors.

Corporate and Other Segment. Our Corporate and Other segment includes the operations of our broker-dealer subsidiary, Bull, Inc., our internal real estate management subsidiary, Campus Point Realty Corporation, and various corporate activities, including elimination of intersegment revenues. We expect that the operations of Bull, Inc. will cease if we complete the offering. Our Corporate and Other segment does not contract with third parties for the purpose of generating revenues. However, for internal management reporting purposes, we record certain revenue and expense items incurred by the Government and Commercial segments in the Corporate and Other segment in certain circumstances as determined by our chief operating decision maker (currently our Chief Executive Officer).

Key Financial Metrics

Sources of Revenues

Contracts. We generate revenues under the following types of contracts: (1) cost-reimbursement, (2) time-and-materials (T&M), (3) fixed price level-of-effort, (4) firm fixed-price (FFP) and (5) target cost and fee with risk sharing. Cost-reimbursement contracts provide for reimbursement of our direct costs and allocable indirect costs, plus a fee or profit component. T&M contracts typically provide for the payment of negotiated fixed hourly rates for labor hours plus reimbursement of our other direct costs and allocable indirect costs. Fixed price level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the labor hours provided to the customer. FFP contracts provide for payment to us of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP target costs, we generate more or less than the targeted amount of profit or even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs, plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as an additional fee or profit. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes revenues by contract type for the periods noted:

	Nine Months Ended October 31
	2005	2004
Cost-reimbursement	47%	44%
T&M and fixed price level-of-effort	36	38
FFP	15	16
Target cost and fee with risk sharing	2	2

Total	100%	100%

We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) receipt of payments based on the costs of materials and subcontractors used in a project, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area. If M&S revenues grow at a faster rate than our labor-related revenues, our overall profit margin as a percentage of revenues could be impacted negatively because our M&S revenues generally have lower margins than our labor-related revenues.

The following table summarizes labor-related revenues and M&S revenues as a percentage of total consolidated revenues for the periods indicated:

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
Labor-related	62%	65%	63%	65%
M&S	38	35	37	35

	100%	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Backlog. The approximate value of our total consolidated negotiated backlog was as follows:

	As of October 31
	2005	2004
	(In millions)
Government segment:
Funded backlog	$3,303	$3,124
Negotiated unfunded backlog	7,380	5,863

Total negotiated backlog	$10,683	$8,987

Commercial segment:
Funded backlog	$467	$392
Negotiated unfunded backlog	106	283

Total negotiated backlog	$573	$675

Total consolidated:
Funded backlog	$3,770	$3,516
Negotiated unfunded backlog	7,486	6,146

Total consolidated negotiated backlog	$11,256	$9,662

Total consolidated negotiated backlog consists of funded backlog and negotiated unfunded backlog. Funded backlog represents the portion of backlog for which funding currently is appropriated or otherwise authorized and is payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Our funded backlog does not include the full potential value of our contracts because the U.S. Government and our other customers often appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. Negotiated unfunded backlog represents (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. When a definitive contract or contract amendment is executed and funding has been appropriated or otherwise authorized, funded backlog is increased by the difference between the funded dollar value of the contract or contract amendment and the revenue recognized to date. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, GWAC or GSA Schedule contract vehicles.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract or purchase order at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Factors Affecting Our Results of Operations

Our contract with the Greek government as described in “—Commitments and Contingencies” continues to impact our results of operations. Based on the results of recent activities conducted to review the omissions and deviations identified by the Customer and additional communication with the Customer, we recorded additional contract losses of $61 million for the three months ended October 31, 2005 resulting in total contract losses of $77 million for the nine months ended October 31, 2005. This compares to contract losses on this contract for the same periods in the prior year of $15 million and $31 million, respectively. Since inception of the contract, we have recognized $115 million of contract losses on the Greek contract.

We acquire businesses in our key markets when opportunities arise. We completed four acquisitions in the nine months ended October 31, 2005 for a total purchase price of $233 million. We expect the use of cash to acquire businesses will increase in the future. If we complete the offering, we may likewise issue publicly traded shares of New SAIC common stock for acquisitions.

As part of our ongoing strategic planning, we have exited, and may in the future exit, certain businesses from time to time. In March 2005, we sold our telecommunications subsidiary, Telcordia Technologies, Inc. (“Telcordia”) and recognized a gain before income taxes of $869 million in the nine months ended October 31, 2005. This transaction is reflected as discontinued operations for all periods presented. Prior to the sale, Telcordia’s revenues were 11% of our total consolidated revenues for the three and nine months ended October 31, 2004.

The Limited Market

There has been no public trading market for our common stock. However, we have maintained a limited secondary market for our common stock, which we call the limited market, through our broker-dealer subsidiary, Bull, Inc. The limited market enables our stockholders to submit offers to buy and sell our common stock on predetermined quarterly trade dates. Although we were not contractually required to do so, on all trade dates for the periods presented, we have repurchased the excess of the number of shares offered for sale over the number of shares sought to be purchased in order to improve the liquidity of the shares held by our stockholders. In the nine months ended October 31, 2005 and 2004, we repurchased $568 million and $451 million of our common stock, respectively, through the limited market.

If we complete the offering as described in “—Recent Events,” shares of New SAIC common stock would be publicly traded and New SAIC class A preferred stock could be converted into New SAIC common stock and available for sale in the public market as the applicable transfer restriction periods lapse. In contemplation of the offering, the last limited market trade occurred in October 2005. If we complete the offering and a public market is created for New SAIC common stock, we expect to cease purchases of our stock through the limited market from our stockholders and wind up the operations of Bull, Inc. However, for our 401(k) plan and certain other retirement plans, a trade has been scheduled for December 2005 (originally to occur on December 16, 2005 and currently rescheduled for December 30, 2005) to permit our participants in those plans to offer to buy or sell shares in accordance with the terms of those plans. If the offering is completed, we will conduct four scheduled trades for our retirement plans following completion of the offering through which participants in retirement plans may offer to buy or sell shares in accordance with the terms of those plans. We, in the December 2005 trade, and New SAIC, in the four scheduled trades following completion of the offering, will have the right, but not the obligation, to buy or sell the net balance of shares offered by participants in the retirement plans. If the offering is completed, the retirement plans will also have the opportunity to convert shares of New SAIC class A preferred stock into New SAIC common stock and sell those shares into the public market to the extent permissible under the transfer restrictions on the New SAIC class A preferred stock.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations

Comparison of the Three and Nine Months ended October 31, 2005 and 2004

Total Consolidated Revenues. The following table summarizes changes in total consolidated and segment revenues on an absolute basis and segment revenues as a percentage of total consolidated revenues for the three and nine months ended October 31, 2005 and 2004:

	Three Months Ended October 31
	2005	$ Change	Percent Change	2004	Segment Revenues as a Percentage of Total Consolidated Revenues
					2005	2004
	($ in millions)
Total consolidated revenues	$2,028	$191	10%	$1,837	—	—
Government segment revenues	1,888	173	10	1,715	93%	93%
Commercial segment revenues	140	8	6	132	7	7
Corporate and Other segment revenues	—	10	—	(10)	—	—

	Nine Months Ended October 31
	2005	$ Change	Percent Change	2004	Segment Revenues as a Percentage of Total Consolidated Revenues
					2005	2004
	($ in millions)
Total consolidated revenues	$5,826	$515	10%	$5,311	—	—
Government segment revenues	5,446	477	10	4,969	93%	94%
Commercial segment revenues	398	22	6	376	7	7
Corporate and Other segment revenues	(18)	16	—	(34)	—	(1)

Total consolidated revenues for the three and nine months ended October 31, 2005 grew 10% over the same periods of the prior year with most of the growth coming for U.S. Government customers.

The growth in our Government segment revenues for the three and nine months ended October 31, 2005 was the result of growth in our traditional business areas with departments and agencies of the U.S. Government. Approximately six percentage points of the growth in our Government segment revenues for the three and nine months ended October 31, 2005 was a result of acquisitions made after October 31, 2004, while the remaining four percentage points for the three and nine months ended October 31, 2005 represented internal growth. Our internal growth reflects an increase in the number of contract awards from the U.S. Government and increased budgets of our customers in the national security business area. Offsetting the growth in revenues for the three and nine months ended October 31, 2005, were a portion of the total Greek contract losses of $61 million and $77 million recorded during the three and nine months ended October 31, 2005, respectively. Of the total Greek contract losses, losses of $45 million and $61 million, respectively, affected revenues for the periods noted.

The increase in our Commercial segment revenues for the three and nine months ended October 31, 2005 was attributable primarily to higher revenues from the sale of security systems used to protect ports, cargo terminals and containers.

The Corporate and Other segment includes the elimination of intersegment revenues of $10 million for the three months ended October 31, 2004, and $3 million and $31 million for the nine months ended October 31, 2005 and 2004, respectively. Intersegment revenues for the three months ended October 31, 2005 were not material. For the nine months ended October 31, 2005 and 2004, the remaining balance represents the net effect of certain revenue items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segment and instead are reflected in the Corporate and Other segment.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our labor-related total consolidated revenues were $1.3 billion and $1.2 billion for the three months ended October 31, 2005 and 2004, respectively, and $3.7 billion and $3.4 billion for the nine months ended October 31, 2005 and 2004, respectively. At October 31, 2005, we had 43,800 full-time and part-time employees compared to 41,600 at October 31, 2004. The increase in labor-related total consolidated revenues was consistent with an increase in our technical staff. M&S revenues were $765 million and $648 million for the three months ended October 31, 2005 and 2004, respectively, and $2.1 billion and $1.9 billion for the nine months ended October 31, 2005 and 2004, respectively. M&S revenues grew 18% and 11% for the three and nine months ended October 31, 2005, respectively, compared to the same periods of the prior year, which was faster than our labor related revenue growth for the same periods. The increase in M&S revenues is primarily related to the overall growth and acquisitions in the logistics and product support business area.

Cost of Revenues. The following table summarizes cost of revenues as a percentage of revenues for the three and nine months ended October 31, 2005 and 2004:

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
Total consolidated cost of revenues as a percentage of total consolidated revenues	89.2%	88.5%	88.2%	88.1%
Segment cost of revenues as a percentage of segment revenues:
Government segment	89.4	88.2	88.5	87.9
Commercial segment	73.9	75.4	75.3	75.7

Total consolidated cost of revenues as a percentage of total consolidated revenues increased for the three and nine months ended October 31, 2005. The increase was primarily driven by the contract losses of $61 million and $77 million on our contract with the Greek Government for the three and nine months ended October 31, 2005. Partially offsetting the impact of the Greek contract losses were lower employee fringe benefit expenses related to changes in our retirement plans and bonus compensation plans. During the nine months ended October 31, 2005, we decided to provide a higher portion of our fiscal 2006 bonus compensation plan awards in the form of vesting stock. Vesting stock bonus expense is recognized over the period which the employee provides service, generally four years. This decision had the effect of reducing the estimated bonus compensation expense by approximately $8 million for the nine months ended October 31, 2005.

Government segment cost of revenues as a percentage of segment revenues for the three and nine months ended October 31, 2005 increased primarily due to the $61 million of contract losses on the Greek contract recorded during the three months ended October 31, 2005. Partially offsetting the impact of the Greek contract losses were improved contract margins in the remainder of the segment and greater direct labor utilization as measured by direct labor hours billed.

Changes in Commercial segment cost of revenues as a percentage of segment revenues did not significantly affect consolidated cost of revenues as a percentage of revenues.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Selling, General and Administrative Expenses. The following table summarizes SG&A as a percentage of revenues for the three and nine months ended October 31, 2005 and 2004:

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
Total consolidated SG&A as a percentage of total consolidated revenues	5.5%	4.4%	5.5%	5.0%
Segment SG&A as a percentage of segment revenues:
Government segment	4.6	4.2	4.8	4.1
Commercial segment	15.1	15.0	17.4	17.7

For the three months ended October 31, 2005, total consolidated SG&A increased $30 million or 37% on an absolute basis and increased as a percentage of total consolidated revenues compared to the same period of the prior year. The increase for the three months ended October 31, 2005 was primarily related to increasing IT and other infrastructure expenditures in support of current and future growth.

For the nine months ended October 31, 2005, total consolidated SG&A increased $55 million or 21% on an absolute basis and increased as a percentage of revenues compared to the same period of the prior year. During this period, we reversed our previously accrued expense of $10 million related to the Gracian vs. SAIC class action lawsuit that was dismissed by plaintiffs without prejudice on September 21, 2005. This reversal of a previously accrued expense is reflected in the Corporate and Other segment. Total consolidated SG&A before this reversal increased $65 million or 24% on an absolute basis and was 5.7% of total consolidated revenues for the nine months ended October 31, 2005. This increase, excluding the effect of the reversal of the Gracian lawsuit accrued expense, was primarily driven by the factors noted below in the SG&A discussion for the Government segment.

Government segment SG&A increased $15 million or 21% on an absolute basis and as a percentage of its revenues for the three months ended October 31, 2005 as we increased G&A spending by $13 million or 28% primarily relating to our IT and other infrastructure areas to support current and future growth. G&A costs represented 3.1% and 2.7% of the Government segment revenues for the three months ended October 31, 2005 and 2004, respectively. We expect to maintain this higher level of spending for the remainder of fiscal 2006 and throughout fiscal 2007. In addition, bid-and-proposal costs increased $2 million or 9% on an absolute basis for the three months ended October 31, 2005 and represented 1.1% of Government segment revenues for the three months ended October 31, 2005 and 2004. The level of bid-and-proposal activities fluctuates depending upon the timing of bidding opportunities. Independent research and development costs have remained relatively consistent as a percentage of Government segment revenues at 0.3%. These same trends also caused Government segment SG&A as a percentage of its revenues for the nine months ended October 31, 2005 to increase compared to the same period of the prior year.

Commercial segment SG&A remained relatively consistent with the growth in revenues and there were no unusual or significant trends in the periods presented.

Segment Operating Income. We use segment operating income (SOI) as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less non-recurring gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, and minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a comprehensive view of our ongoing business operations and is therefore useful in understanding our operating

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned consolidated subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation. In accordance with SFAS No. 131, for the three and nine months ended October 31, 2005, the reconciliation of total reportable SOI of $109 million and $361 million, respectively, to consolidated operating income of $108 million and $364 million, respectively, is shown in Note 2 of the notes to condensed consolidated financial statements as of and for the nine months ended October 31, 2005.

The following table summarizes changes in SOI on an absolute basis and as a percentage of related revenues for the three and nine months ended October 31, 2005 and 2004:

	Three Months Ended October 31
	2005	$ Change	Percent Change	2004	SOI as a Percentage of Related Revenues
					2005	2004
	($ in millions)
Total reportable SOI	$109	$(19)	(15)%	$128	5.4%	7.0%
Government SOI	115	(14)	(11)	129	6.1	7.5
Commercial SOI	15	2	15	13	10.7	9.8
Corporate and Other segment operating loss	(21)	(7)	—	(14)	—	—

	Nine Months Ended October 31
	2005	$ Change	Percent Change	2004	SOI as a Percentage of Related Revenues
					2005	2004
	($ in millions)
Total reportable SOI	$361	$6	2%	$355	6.2%	6.7%
Government SOI	365	(19)	(5)	384	6.7	7.7
Commercial SOI	27	2	8	25	6.8	6.6
Corporate and Other segment operating loss	(31)	23	—	(54)	—	—

The decrease in total reportable SOI for the three months ended October 31, 2005 as compared to the same period in the prior year primarily reflects the Greek contract losses of $61 million and increases in SG&A expenses, partially offset by improved margins and greater direct labor utilization as measured by direct labor hours billed.

The decrease in Government SOI as a percentage of segment revenues for the three and nine months ended October 31, 2005 primarily reflects the losses of $61 million and $77 million, respectively, on our contract with the Greek government and the increase in SG&A caused by higher spending on our IT and other infrastructure areas and by higher bid-and-proposal costs. Partially offsetting the impact of the Greek contract losses were improved margins with respect to other contracts in the Government segment and greater direct labor utilization as measured by direct labor hours billed. For the three and nine months ended October 31, 2004, we recorded losses of $15 million and $31 million, respectively, on our contract with the Greek Government.

The increase in our Commercial SOI for the three and nine months ended October 31, 2005, was primarily attributable to improved margins, which more than offset increases in SG&A expenses.

The increase in our Corporate and Other segment operating loss for the three months ended October 31, 2005 was primarily due to higher G&A expenses that were not allocated to the other segments. The decrease in our Corporate and Other segment operating loss for the nine months ended October 31, 2005 was primarily due

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

to lower accrued fringe benefit expenses related to our retirement plans and bonus compensation plans for employees in all segments and the reversal to income of an accrued expense of $10 million related to the Gracian vs. SAIC class action lawsuit that was dismissed by plaintiffs without prejudice on September 21, 2005.

Other Income Statement Items

Net Loss on Marketable Securities and Other Investments, Including Impairment Losses. Net loss on marketable securities and other investments, including impairment losses, reflects gains or losses related to transactions from our investments that are accounted for as marketable equity or debt securities or as cost method investments and are part of non-operating income or expense. Impairment losses on marketable equity securities and private equity investments from declines in fair market values that are deemed to be other-than-temporary are also recorded in this financial statement line item. Components of this financial statement line item are as follows:

	Three months ended October 31		Nine months ended October 31
	2005	2004	2005	2004
	(In millions)
Impairment losses	$(1)	$—	$(4)	$(6)
Net loss on sale of investments	—	(2)	(2)	—

	$(1)	$(2)	$(6)	$(6)

We recorded impairment losses primarily related to our private equity investments. The carrying value of our private equity securities as of October 31, 2005 was $45 million.

As more fully described in “—Quantitative and qualitative disclosures about market risk” and Note 8 of the notes to the consolidated financial statements in our fiscal 2005 Annual Report on Form 10-K, we are currently exposed to interest rate risks, foreign currency risks and equity price risks that are inherent in the financial instruments arising from transactions entered into in the normal course of business. From time to time we use derivative instruments to manage this risk.

Interest Income and Interest Expense. Interest income increased by $11 million or 69% and $37 million or 112% for the three and nine months ended October 31, 2005, respectively, as average interest rates increased significantly and our average cash balances increased over the same periods of fiscal 2005.

Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. For the three and nine months ended October 31, 2005, interest expense remained consistent with the same periods of the prior year.

Other Income (Expense). The increase in other income for the three months ended October 31, 2005 is primarily due to an increase in income from our investments accounted for under the equity method and no impairment losses related to our equity method investments. In the three months ended October 31, 2004, we recorded an impairment loss of $9 million on our equity investment in DS&S as a result of significant business downturn at DS&S that was caused by a loss of business and an ongoing government investigation.

Provision for Income Taxes. The overall effective income tax rate for continuing operations was 35.8% and 36.4% for the three months ended October 31, 2005 and 2004, respectively, and 40.8% and 38.3% for the nine months ended October 31, 2005 and 2004, respectively. The higher tax rate for the nine months ended October 31, 2005 was primarily the result of an increase in expense related to a one time change in a state tax law that went into effect during the three months ended April 30, 2005 and does not have an ongoing impact.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We are subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions we have taken. We have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately expected to be paid. As of October 31, 2005, the income taxes payable balance included $71 million of income taxes payable related to the sale of Telcordia and $186 million of tax accruals that have been recorded for tax contingencies. We are currently undergoing several routine IRS and other tax jurisdiction examinations. While we believe we have adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that we owe taxes in excess of our accruals, or that there will not be accruals in excess of the final amounts agreed to by the tax authorities.

Income from Continuing Operations. Income from continuing operations increased $4 million for the three months ended October 31, 2005 primarily due to an increase in non-operating income driven by increased interest income and equity income from our equity investments. Offsetting the increase in non-operating income are the contract losses we recorded related to our contract with the Greek Government. These contract losses more than offset the increases in the Government segment operating income from our other contracts that had improved contract margins and the higher direct labor utilization in the three months ended October 31, 2005. For the nine months ended October 31, 2005, income from continuing operations increased $25 million over the same period of the prior year and was affected by the factors noted for the three months ended October 31, 2005.

Net Income. Net income for the three months ended October 31, 2005 decreased $4 million over the same period of the prior year primarily due to lower income from discontinued operations as we had Telcordia operations in the prior year. For the three months ended October 31, 2005, the activity related to discontinued operations were adjustments to the gain on sale of Telcordia related to the resolution of certain sales tax matters and an income tax benefit of $16 million related to the resolution of certain tax contingencies as described below in “— Discontinued Operations.” Net income for the nine months ended October 31, 2005 increased $508 million primarily due to the after-tax gain on the sale of Telcordia of $544 million.

Discontinued Operations

During the three months ended October 31, 2005, certain sales tax matters related to our former Telcordia operations were resolved resulting in an additional gain on sale before income taxes of $3 million. In addition, an income tax benefit of $16 million was recorded to reflect the resolution of certain tax contingencies related to Telcordia’s operations prior to the sale. We have indemnified the buyer for all income tax obligations on and through the closing date of the transaction. While we believe we have appropriate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We also have customary indemnification obligations owing to the buyer, as well as an obligation to indemnify the buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. All these future contingent payments or contingent purchase price proceeds and changes in our estimates of these items and other related Telcordia items will continue to be reflected as discontinued operations and result in adjustments to the gain on sale in the period in which they arise. The following table summarizes the operating results for the nine months ended October 31, 2005, which reflects the period prior to the sale of February 1, 2005 through March 14, 2005, and the nine months ended October 31, 2004 that have been reflected as discontinued operations in the condensed consolidated statements of income:

	Nine Months Ended October 31
	2005	2004
	(In millions)
Revenues	$89	$643
Costs and expenses
Cost of revenues	57	362
Selling, general and administrative expenses	28	171
Interest expense	—	1

Income before income taxes	4	109
(Benefit) provision for income taxes	(13)	35

Income from discontinued operations	$17	$74

Liquidity and Capital Resources

We financed our operations from our inception in 1969 primarily through cash flow from operations, issuance of debt securities and our credit facilities. If we complete the offering and pay the special dividend described in “— Recent Events,” our principal sources of liquidity will be cash flow from operations and borrowings under our revolving credit facilities, and our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, possible acquisitions and equity investments, debt service requirements and repurchases of New SAIC class A preferred stock from our 401(k) and other retirement plans during the restriction periods in order to provide participants in those plans with liquidity to the extent permitted under the plans. Whether or not we complete the offering, we anticipate that our operating cash flow, existing cash, cash equivalents, short-term investments in marketable securities and borrowing capacity under our revolving credit facilities will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Historical Trends

Cash and cash equivalents and short-term investments in marketable securities totaled $2.8 billion and $2.4 billion at October 31, 2005 and January 31, 2005, respectively.

Cash Provided by Operating Activities of Continuing Operations. We generated cash of $366 million and $358 million from operating activities for the nine months ended October 31, 2005 and 2004, respectively. Factors impacting cash flows for the nine months ended October 31, 2005 were higher income from continuing operations and a lower investment in receivables as a result of improvements in our working capital management processes partially offset by an increase in tax payments.

Cash from Discontinued Operations. During the nine months ended October 31, 2005, we used $210 million of cash in operating activities of our Telcordia discontinued operations, primarily for income tax payments related to the sale of Telcordia, and we generated cash of $1.1 billion from investing activities, representing the net cash proceeds from the sale of Telcordia.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Used in Investing Activities of Continuing Operations. We used cash of $535 million and $224 million in investing activities for the nine months ended October 31, 2005 and 2004, respectively. The increase in use of cash for the nine months ended October 31, 2005 was primarily due to purchases of debt and equity securities that are managed by outside investment managers and the acquisition of four businesses. The primary source of cash to fund these purchases was from the proceeds from the sale of Telcordia, which was reflected as cash from investing activities of discontinued operations.

Cash Used in Financing Activities of Continuing Operations. We used cash of $492 million and $360 million in financing activities for the nine months ended October 31, 2005 and 2004, respectively, primarily for repurchases of our common stock. Our common stock repurchase activities for the nine months ended October 31, 2005 and 2004, respectively, are as follows:

	Nine Months Ended October 31
	2005	2004
	(In millions)
Repurchases of common stock:
Quarterly stock trade	$306	$299
401(k) and retirement plans	120	55
Upon employee terminations	104	57
Other stock transactions	38	40

Total	$568	$451

The increase in repurchases of our common stock in the limited market stock trade for the nine months ended October 31, 2005 is primarily attributable to an increase in the average number of shares per stockholder offered for sale. However, in the October 2005 limited market trade, the number of individual buyers of our common stock increased to 8,800 from 750 individual buyers in the October 2004 limited market trade, which partially reduced the number of shares we repurchased in the October 2005 trade. We have the right, but not the obligation, to repurchase stock in the limited market, to the extent that total planned sales exceed total planned purchases. The increase in repurchases from 401(k) and retirement plans for the nine months ended October 31, 2005 is primarily due to repurchases of $51 million from the Telcordia 401(k) Plan. As a result of the sale of Telcordia, our common stock is no longer an investment choice for future contributions in the Telcordia 401(k) Plan. As of October 31, 2005, the Telcordia 401(k) Plan held approximately 4.8 million shares, which had a fair value of $209 million. In accordance with the terms of the definitive stock purchase agreement between the Telcordia buyer and us, the participants in the Telcordia 401(k) Plan were required to offer for sale their shares of our Class A common stock held in the Telcordia 401(k) Plan no later than the date of the scheduled April 2006 trade or any such later date as may be agreed by the buyer and us. We are in discussions with Telcordia to amend the stock purchase agreement to remove the obligation to have the participants in the Telcordia 401(k) Plan offer for sale their shares of our common stock in April 2006. If we do not reach agreement with Telcordia to remove this Telcordia obligation contained in the stock purchase agreement, we expect to determine whether to repurchase the shares of common stock held by the Telcordia 401(k) Plan in April 2006, based on an evaluation of all relevant then existing considerations, including our cash balances, our need for operating capital, our near-term acquisition plans, the level of repurchases from our retirement plans and the then prevailing stock price at which such shares would be repurchased. If we complete the offering and create a publicly traded market for New SAIC common stock, we expect that we will discontinue the limited market and cease regular repurchases of stock from our stockholders. However, if the offering is completed, we intend to repurchase shares of New SAIC class A preferred stock from our 401(k) and retirement plans during the four scheduled trade dates during the restriction periods at fair value, as determined by the board of directors with the assistance of our independent

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

appraiser, in order to provide participants in those plans with liquidity. Repurchases of our shares reduce the amount of additional paid-in capital and retained earnings in the stockholders’ equity section of our consolidated balance sheet. If we continue to repurchase our shares in excess of our cumulative earnings, our retained earnings will be reduced and could result in an accumulated deficit within our stockholders’ equity.

Outstanding Indebtedness

Notes payable and long-term debt totaled $1.2 billion and $1.3 billion at October 31, 2005 and January 31, 2005, respectively, with long-term debt maturities between calendar 2008 and 2033. In addition to our long-term debt, we have two revolving five-year credit facilities totaling $750 million with a group of financial institutions. One of the credit facilities is for an aggregate principal amount up to $500 million and expires in July 2007. The other credit facility is for an aggregate principal amount up to $250 million and expires in July 2009. If the reorganization merger is approved by the stockholders, shortly before the completion of the reorganization merger, New SAIC intends to guarantee approximately $1.1 billion of our notes payable and long-term debt obligations.

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	October 31, 2005	January 31, 2005
	(In millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	548	548
7.125% notes due 2032	248	248
6.75% notes due 2008	93	95
3-year note due 2006	22	30
Other notes payable	36	68

	1,243	1,285
Less current portion	38	70

Total	$1,205	$1,215

All of the long-term notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens, dispose of assets, merge or consolidate with other entities and enter into sale and leaseback transactions. We were in compliance with such covenants as of October 31, 2005. Our other notes payable have interest rates from 2.5% to 6.0% and are due on various dates through 2016. For additional information on our notes payable and long-term debt, see Note 13 of the notes to the consolidated financial statements in our fiscal 2005 Annual Report on Form 10-K.

Revolving Credit Facilities. Borrowings under our two revolving five-year credit facilities are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. As of October 31, 2005, no loans were outstanding under either of our credit facilities and the entire $250 million under our $250 million credit facility was available for borrowing. However, only $393 million of the $500 million credit facility was available for borrowing as of October 31, 2005 as standby letters of credit of approximately $107 million were issued under this credit facility due to bonding requirements that we have under our FFP contract with the Greek Government. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. See “—Commitments and contingencies—Greek Government FFP contract.”

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our two revolving credit facilities contain customary restrictive covenants. The financial covenants contained in the credit facilities require us to maintain a trailing four-quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four-quarter earnings before interest, taxes, depreciation and amortization of not more than 3.0 to 1.0. These covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities and create guaranty obligations. If we complete the offering and related events, we would need to obtain consents under our revolving credit facilities prior to the merger and payment of the proposed special dividend as described in “— Recent Events.” The credit facilities also contain customary provisions on events of default. As of October 31, 2005, we were in compliance with all covenants under the credit facilities.

Cash Flow Expectations for the Remainder of Fiscal 2006

We expect our cash flows from operating activities to decrease slightly for fiscal 2006 compared to fiscal 2005 because of the timing of tax payments. For the remainder of fiscal 2006, we expect to make between $40 million to $50 million of capital expenditures, including up to approximately $7 million for real estate transactions.

In contemplation of the offering as described in “— Recent Events,” the last limited market trade occurred in October 2005. As described in “—Liquidity and Capital Resources,” a December 2005 trade has been scheduled (originally for December 16, 2005 and rescheduled for December 30, 2005) to permit our participants in our retirement and 401(k) plans to offer to buy or sell shares in accordance with the terms of those plans. While we cannot predict how many shares, if any, we will repurchase in the remainder of fiscal 2006, it is possible that we will spend as much or more than we spent for repurchases in fiscal 2005. If we complete the offering and pay the special dividend as described in “— Recent Events,” we expect to have sufficient funds from our existing cash, cash equivalents and short-term investments to pay the special dividend. Assuming we complete the offering and pay the special dividend, we expect our cash and cash equivalents, borrowing capacity and expected cash flows from operations to provide sufficient funds for at least the next 12 months for our operations, capital expenditures, stock repurchases, business acquisitions and equity investments, and to meet our contractual obligations noted in the table above, including interest payments on our outstanding debt.

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

In connection with the sale of Telcordia, as described in Note 12 of the notes to the condensed consolidated financial statements for the nine months ended October 31, 2005, we retained 100% of the economic consequences of the outcome of litigation associated with Telkom South Africa and 50% of the benefits obtained by Telcordia from licensing certain patent rights as well as 100% of Telcordia’s income tax obligations on and through the closing date of March 15, 2005. We also have customary indemnification obligations and have waived our right to repurchase our common stock from the Telcordia 401(k) Plan as previously discussed.

Commitments and Contingencies

Telkom South Africa

As described in Note 11 of the notes to the condensed consolidated financial statements for the nine months ended October 31, 2005, our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (“ICC”) against Telkom South Africa in March 2001 as a result of a

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

contract dispute. Telkom South Africa successfully challenged the arbitrator’s partial award in our favor in the South African trial court and we have appealed this decision to the South African Supreme Court. In a separate proceeding, we unsuccessfully attempted to have our partial arbitration award confirmed by the U.S. District Court. Telcordia has appealed this ruling to the U.S. Court of Appeals for the Third Circuit.

On March 15, 2005, we sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners, Inc. Pursuant to the definitive stock purchase agreement relating to the sale, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. Protracted litigation, regardless of outcome, could result in substantial costs and divert management’s attention and resources. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of October 31, 2005 and January 31, 2005. We do not believe a material loss is probable based on the procedural standing of the case and our understanding of applicable laws and facts.

Firm Fixed-price Contract with the Greek Government

Overview. We have a firm-fixed-price contract (the “Greek contract”) with the Hellenic Republic of Greece (the “Customer”), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the “System”), that was used to support the 2004 Athens Summer Olympic Games (the “Olympics”), and that has been used for other purposes following completion of the Olympics. Although the Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System, it has not formally accepted the System under the terms of the Greek contract, and has made some but not all of the milestone payments under the Greek contract.

Subsequent to the Olympics, we delivered a second version of the software for Subsystems 1 – 7 (the Command Decision and Support System, or “CDSS”) in November 2004. Beginning in December 2004 through March 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System, and identified numerous “omissions and deviations” in its test reports. We believe that certain of these omissions and deviations are valid, while others are not. Under the terms of the Greek contract and a Memorandum between the parties dated July 7, 2004 (the “Memorandum”), as well as an agreed-upon approach with the Customer, we have submitted various proposals to the Customer to remedy these omissions and deviations beginning in June 2005. The most significant of these proposals reflects an alternative approach to CDSS. The first proposal for an alternative CDSS was submitted in July 2005 and additional proposals were submitted in October and December 2005.

On December 13, 2005, the Customer provided us with a letter indicating that our most recent proposal based on the alternative CDSS approach is deemed “acceptable in principle” on the terms proposed by us. The letter contemplates that the parties will attempt to negotiate by February 15, 2006 the appropriate modifications to the Greek contract required to implement the alternative CDSS and our proposals for addressing omissions and deviations on the other subsystems. Such modifications would include the parties’ agreement on appropriate price adjustments to reflect the omissions and deviations. Assuming that an appropriate modification to the Greek contract and our subcontract with our principal subcontractor can be negotiated and executed by February 15, 2006, the completion of the System based on the alternative CDSS approach is estimated to be completed in February 2007.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We have recorded significant losses on the contract to date that include cost estimates which significantly exceed the fixed price for the system, estimated reductions in price as a result of omissions and deviations from the Greek contract requirements, and revenue reduction for uncertainty with respect to the collection of outstanding amounts due under the Greek contract. Based on recent developments and communications with the Customer, we recorded contract losses of $61 million for the three months ended October 31, 2005, resulting in total contract losses of $77 million for the nine months ended October 31, 2005. We have recorded $115 million in contract losses since the inception of the Greek contract. Our recording of the Greek contract in the accompanying condensed consolidated financial statements reflects the assumption that the alternative CDSS will be delivered to and accepted by the Customer pursuant to a contract modification. There is no assurance that the Customer will ultimately accept the alternative CDSS solution or that, if accepted, additional performance losses will not occur.

In the event we are ultimately unable to resolve the various disputes under the Greek contract, we could incur additional losses if it is determined that we have breached the Greek contract and, as a result, owe the Customer damages. Such damages could include, but are not limited to, re-procurement costs. The Customer could call some or all of the payment, performance and offset bonds of $231 million. In this case, we may not be able to call some or all of the $97 million in performance bonds provided by our subcontractors. We may also incur losses if it is determined we breached our obligations to any of our subcontractors. Successful imposition of damages or subcontractor claims against us, or the calling of our bonds, could have a further material adverse affect on our consolidated financial position, results of operations and cash flows.

Prompted by the poor financial performance, continuing challenges of the Greek contract and a communication from an employee raising concerns about the management of the Greek contract that the employee believed included ethical issues, a review overseen by a special committee of independent directors has been initiated to identify the causes of these problems for the purpose of understanding and addressing them.

Additional information concerning the Greek contract and its status is set forth below.

Original Contract. The Greek contract requires us to provide the System and related services. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System (CIS) and the Command Center Systems (CCS). Under the Euro-denominated Contract, final acceptance of the System was to take place by September 1, 2004, at a price of approximately $191 million. To date, we have been paid advance payments under the contract totaling approximately $143 million. The Greek contract also requires us to provide five years of System support and maintenance for approximately $12 million and ten years of TETRA (radio) network services for approximately $102 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Memorandum of Understanding. On July 7, 2004, shortly before the start of the Olympics, we entered into an agreement (the “Memorandum”) with the Hellenic Republic, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that (1) delivery and acceptance of the System had not been completed by the scheduled date, (2) the System would be delivered for use at the Olympics in its then-current state, which included certain omissions and deviations attributable to both parties, (3) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004, (4) the Customer would proceed with the necessary actions for the completion of a contract modification as soon as possible, and (5) we would receive a milestone payment of approximately $24 million immediately upon the execution of the contract modification. To date, the contract modification contemplated by the Memorandum has not been signed, final acceptance of the system by October 1, 2004 did not occur, and the $24 million milestone payment has not been received. Subsequent to execution of the Memorandum, the Customer asserted that the Memorandum is non-binding, and disputes have arisen concerning its meaning and effect.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Delivery of System, Testing and Negotiations. One of the principal disputes between the parties relates to the functionality of the CDSS portion of the System delivered in July and November 2004, and more specifically to the operational effectiveness and contractual compliance of CDSS. The Customer has performed subsystem acceptance tests on each of the 29 subsystems that identified numerous “omissions and deviations.” The parties are presently unable to proceed to the overall System acceptance tests, which measure the integration and interoperability of the System, until the disputes concerning the contractual compliance of CDSS and the other subsystems (supplied by both us and our subcontractors) are resolved. We and our principal subcontractor are attempting to address the “omissions and deviations” identified by the Customer for subsystems 8-30 (excluding subsystems 11, 12, 29 and 30 for which no deviations were identified). We have submitted a proposal for an alternative CDSS system (subsystems 1 – 7) pursuant to the Memorandum of Agreement with the principal subcontractor discussed below.

Memorandum of Agreement (MOA) with the Principal Subcontractor. On June 10, 2005, we entered into an MOA with our Greek-based principal subcontractor. The MOA contemplates that this subcontractor will perform certain of our responsibilities under the Greek contract, including delivering an alternative version of subsystems 1 – 7 (CDSS), and will resolve deviations and omissions asserted by the Customer with respect to the remaining subsystems the subcontractor was responsible for under the terms of its subcontract. In order for the solution contemplated by the MOA to be implemented, appropriate modifications to the Greek contract with the Customer and the subcontract with our principal subcontractor must be negotiated and signed. Upon the modification of the Greek contract and the subcontract, the subcontractor would assume responsibility for achieving final acceptance of the System. The MOA is subject to a number of conditions and does not currently represent a binding obligation of the subcontractor to assume the enlarged scope of work noted above. We believe, however, that the MOA obligates the subcontractor to make good faith efforts to implement the approach contemplated by the MOA.

Proposal for Alternative CDSS. Pursuant to the June 10, 2005 MOA, we and our principal subcontractor submitted a proposal to the Customer for the delivery of an alternative CDSS that we believe addresses virtually all the “omissions and deviations” noted by the Customer with respect to Subsystems 1 – 7. We believe that under the terms of the Greek contract and Memorandum as those agreements are interpreted under applicable Greek law, and the parties’ agreed-upon methodology for evaluating the alternative CDSS, the omissions and deviations that would remain if the proposed modified System were implemented would not constitute grounds for Customer rejection of the System, and that price reductions would be the appropriate remedy for any such remaining omissions and deviations. With respect to Subsystems 8 – 30, we and our principal subcontractor have responded to substantially all omissions and deviations listed in the Customer’s test reports, with the exception of subsystems 17 and 19, which are the responsibility of our principal subcontractor.

With regard to subsystems 1 – 7 (CDSS), on November 25, 2005, the Customer notified us that the Customer’s technical advisors declined to recommend either the acceptance or rejection of our remediation plan for an alternative CDSS. The Customer also notified us on November 29, 2005 that the Customer will continue to consider the alternative CDSS only if it complies with the Customer’s interpretation of the original Greek contract specifications, and provides additional, undefined functionality that we believe is beyond the scope of the Greek contract. The Customer advised us of its position regarding CDSS following several months of significant effort by us and our principal subcontractor, working with the Customer and its technical advisors, culminating in the submittal of a proposal for an alternative CDSS approach.

On December 5, 2005, we sent a letter advising the Customer that unless an agreement is reached with respect to the alternative CDSS by December 31, 2005, we intend to initiate the dispute process contained in the Greek contract, which includes binding arbitration as its final step. On December 13, 2005, the Customer delivered a letter to us which indicated that our proposal based on the alternative CDSS approach is deemed “acceptable in principle” on the terms proposed. The letter contemplates that the parties will attempt to negotiate

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

by February 15, 2006 the appropriate modifications to the Greek contract required to implement the alternative CDSS and our proposals for addressing omissions and deviations on the other subsystems. Assuming that appropriate modifications to the Greek contract and our subcontract with our principal subcontractor can be negotiated and executed by February 15, 2006, the completion of the System based on the alternative CDSS approach is estimated to be completed in February 2007.

Given the inherent uncertainties in this process, we are unable to predict if and when the negotiations will lead to acceptable modifications of the Greek contract or to our subcontract with our principal subcontractor as described above.

Performance and Payment Bonds. In connection with the Greek contract, we entered into payment, performance and offset bonding requirements in favor of the Customer, which currently total $231 million. The bonding requirements have been met through the issuance of standby letters of credit, of which $107 million was issued under our $500 million credit facility and $124 million was issued by certain banks. Under the terms of these bonding arrangements, the Customer could call these standby letters of credit at any time. Certain of our subcontractors have provided us with performance bonds in the aggregate amount of approximately $97 million, guaranteeing their performance under their subcontracts.

Subcontracts. We have subcontracted a significant portion of the requirements under the Greek contract, and payments to the subcontractors are generally required only if we receive payment from the Customer related to the subcontractors’ work. In addition, the Greek contract requires us to lease certain equipment under an operating lease from our principal subcontractor for ten years as further described in Note 16 of the notes to consolidated financial statements in our 2005 Annual Report on Form 10-K. In August 2004, when we delivered the System to the Customer for use, our principal subcontractor began providing TETRA network services to the Customer. On September 8, 2005, our principal subcontractor provided us with written notice that the subcontractor will no longer commit to continue providing TETRA network services. The subcontractor asserted its entitlement to payment for the TETRA network and terminals, which have been used by the Customer since August 2004, and also asserted its expectation of payment for any future use. We notified the Customer of this development. The principal subcontractor had provided a similar notice on March 29, 2005. In both cases, the principal subcontractor has continued to provide the TETRA network services without interruption. Under the terms of the Greek contract, we are not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. We have not recorded any revenue from the Customer or accrued any subcontract lease obligation related to the TETRA services or System maintenance.

Dispute Resolution, Binding Arbitration and Damages Provisions. If the parties are unable to resolve their disputes through negotiation or contract modification, the dispute could be resolved in binding arbitration. Under the Greek contract, any disputes are subject to ultimate resolution by binding arbitration under Greek law, before three Greek arbitrators in Greece. If the Customer prevails in any such arbitration and we are found to have materially breached the Greek contract, the Customer may be entitled to recover damages, which could include: (1) penalties for delayed delivery in an amount up to $15 million, (2) damages in the form of excess re-procurement costs, (3) repayment of amounts paid under the Greek contract and (4) forfeiture of a good performance bond in the amount of $31 million.

Legality of the Greek Contract. On August 25, 2005, we received a copy of a decision issued by the Court of Auditors of the Hellenic Republic (Greek Audit Court). The Greek Audit Court is a government agency that has authority to review and audit procurements, including payments to contractors. We understand that the Greek Audit Court’s decision relates to the Greek procurement process, is not binding upon us and may not relieve us of our contractual obligations to the Customer under the Greek contract without further action by us, the Greek Audit Court or other agencies of the Greek Government. We also understand that an auditor of the Greek Audit Court challenged on several grounds a payment order or invoice submitted by the Greek Ministry of Defense for

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

payment to us of approximately $78 million (63,109,140 Euros). The Greek Audit Court decided that the payment was not authorized under Greek law or applicable procurement regulations and denied payment on the following bases:

•	the Greek contract was null and void due to lack of review by the Greek Audit Court prior to award, and

•	the Greek contract properly should have been awarded by the Greek Ministry of Public Order and not the Greek Ministry of Defense, which awarded the Contract to us.

On November 17, 2005, in response to the Customer’s request for a revocation of the Greek Audit Court’s decision, the Greek Audit Court issued a new decision that confirms the illegality of the Greek contract, but revokes the Greek Audit Court’s prior decision, and concludes that the mistakes in the procurement process committed by the Greek Government cited above constitute “pardonable mistakes” that do not prevent the ratification of prior payments. Although it is possible that the Greek Audit Court could question future payments, we believe that the rationale contained in the Greek Audit Court decision enables the Customer to make future payments under the Greek contract.

We believe the issue of the legality of the Greek contract could be arbitrated under the binding arbitration provisions of the Greek contract. However, we cannot rule out that this issue would be decided by a Greek court. If there were to be a finding by arbitrators or the appropriate court in the future that the Greek contract was null and void, we believe the following would result, irrespective of the terms of the Greek contract: we would have no contractual obligations to complete any additional work under the Greek contract; penalties for delayed performance could not be enforced; damages for excess re-procurement costs could not be assessed; the good performance bonds could not be called; and we believe it would be entitled to equitable remedies. Under these equitable remedies, if the arbitrators or court found that the value conferred upon the Customer by our work was greater than the payments already received by it, the Customer would owe us for the amount of such excess. Likewise, if the arbitrators or court found the value conferred upon the Customer by our work was less than the payments already received by it, we would owe the Customer for the amount of such deficiency. While we continue to evaluate the implications of the legality issue and other recent developments, we believe we performed services and received payments under a binding agreement with the Customer.

Financial Status of the Contract. As a result of the significant and continuing difficulties encountered in reaching an acceptable agreement with the Customer, as of the three months ended October 31, 2005, we have limited the total estimated revenue to be recognized under the Greek contract to the amount of cash received to date. Although we expect to pursue remaining amounts owed under the terms of the Greek contract, we reduced our revenues and increased our recorded loss by $30 million during the three months ended October 31, 2005 due to this collection uncertainty. We do not anticipate recognizing revenue in excess of the cash received to date unless the Greek contract is satisfactorily modified and work is performed pursuant to such a modification and the uncertainty regarding payment from the Customer is resolved. In addition, based on results of recent activities conducted pursuant to the process described above for reviewing the omissions and deviations by the Customer, we have recorded an additional loss on the contract of $31 million in the three months ended October 31, 2005, which represents a combination of estimated additional costs to be incurred and estimated additional revenue reductions for omissions and deviations. These two factors resulted in a total additional $61 million loss recognized in the three months ended October 31, 2005, as summarized below:

(In millions)
Estimated cost growth	$27
Estimated revenue reductions for omissions and deviations	4
Revenue reduction due to uncertain collectibility	30

$61

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The loss on the Contract for the nine months ended October 31, 2005 is $77 million. We continue to use our best estimate of all costs to complete the performance of the Greek contract assuming our proposed modified System (including the alternative CDSS) is delivered and accepted. Completion of the modified System, performance of acceptance testing and final acceptance by the Customer would not be completed until February 2007.

Prompted by the poor financial performance, continuing challenges of the Greek contract and a communication from an employee raising concerns about the management of the Greek contract that the employee believed included ethical issues, an independent review has been initiated to identify the causes of these problems for the purpose of understanding and addressing them. A special committee of independent directors has been established to oversee this review, and the special committee has engaged independent legal counsel to assist the committee. The committee has instructed independent counsel to determine whether internal communications relating to the Greek contract were accurate, whether appropriate action was taken to address problems or issues, and to consider potential implications to financial statement reporting and disclosure. The independent counsel commenced its review in early December 2005 and has completed initial interviews of a substantial number of employees, including the employee who raised concerns. Based on the results of the review, which included consideration of potential implications to financial reporting and disclosure, as communicated to us by the independent counsel, no deficiencies have been identified with respect to financial reporting or related internal controls over financial reporting and disclosure controls or procedures. The ongoing review focuses primarily on management issues related to the Greek contract.

The situation remains complex and dynamic, involving multiple government agencies, subcontractors, and Customer elements and government representatives having different roles and at times, expressing inconsistent positions. Through October 31, 2005, we have recognized revenues of $111 million, which represents a portion of the $143 million cash collected to date based on the percentage-of-completion method of revenue recognition, and recorded losses of $115 million under the contract representing our best estimate of the total loss to be incurred. We recorded losses exclude potential subcontractor payments associated with the omissions and deviations of specific subsystems related to the subcontractors’ work in the amount of $13 million that management believes will not be paid under the subcontract terms. In addition, we have $13 million of accounts receivable relating to Value Added Taxes (VAT) that it has paid and believes is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing.

In the event we are ultimately unable to resolve the various disputes under the Greek contract, it could incur additional losses if it is determined that we have breached the Greek contract and, as a result, owe the Customer damages. Such damages could include, but are not limited to, re-procurement costs. The Customer could call some or all of the payment, performance and offset bonds of $231 million. In this case, we may not be able to call some or all of the $97 million in performance bonds provided by our subcontractors. We may also incur losses if it is determined we breached our obligations to any of our subcontractors. Successful imposition of damages or subcontractor claims against us, or the calling of our bonds, could have a further material adverse affect on our consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

DS&S, our 50-50 joint venture with Rolls Royce plc, maintains a $25 million credit facility, under which $8 million in principal amount is outstanding and $9 million in standby letters of credit are outstanding at October 31, 2005. We have guaranteed 50% of the DS&S commitments under this credit facility, but we have not been required to perform under this guarantee. As of October 31, 2005, we had an outstanding loan receivable of $1 million due us from DS&S. We and the other joint venture member have also guaranteed the payment of 50% of legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation. As of October 31, 2005, the fair value of the guarantee for legal and accounting fees is not material to us, and we have not been required to perform on this guarantee.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, our wholly-owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of the cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

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

Other Joint Ventures

In one of our investments in affiliates accounted for under the equity method, we are an investor in Danet Partnership GbR (“Danet GbR”), a German partnership. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company (“Danet GmbH”). Danet GbR has an internal equity trading market similar to our limited market. We are required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby we gain control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their GbR shares to us in exchange for the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

current fair value of those shares. If we gain control over Danet GbR, all Danet GbR investors have the right to put their shares to us in exchange for the current fair value of those shares. If Danet GbR investors put their shares to us, we may pay the put price in shares of our common stock or cash. We do not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. In October 2005, we paid $2 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to us. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to us would be $7 million as of October 31, 2005. If we were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, we would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, as of October 31, 2005, we are not able to project the maximum potential amount of future payments we could be required to make under the guarantee but, based on current conditions, we believe the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded.

On September 15, 2004, we entered into an agreement with EG&G Technical Services, Inc. (EG&G), and Parsons Infrastructure & Technology Group, Inc. (Parsons), to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $217 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of October 31, 2005, the fair value of the guarantee is not material to us.

Other

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We also have and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. As described in Note 12 of the notes to the condensed consolidated financial statements for the nine months ended October 31, 2005, on March 15, 2005, we sold our Telcordia Technologies, Inc. subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of any net proceeds Telcordia receives in the future in connection with the enforcement of certain patent rights.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

We have several critical accounting policies, which were described in our fiscal 2005 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the nine months ended October 31, 2005, we have not adopted any new accounting policies that are considered critical accounting policies. We no longer consider our accounting policies for pension plans and derivative instruments to be critical accounting policies. With the sale of Telcordia, our remaining pension plans are not of a material size, and therefore our accounting policies for pension plans are not considered critical accounting policies as the impact of management judgment related to pension plans is not considered significant. Similarly, our use of derivative instruments has not been material since fiscal 2003, and therefore we no longer consider our derivative instrument accounting policies to be critical accounting policies.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. The following information about our market sensitive financial instruments contains forward-looking statements. For further information, refer to Item 7A and the consolidated financial statements and Note 8 of the notes to consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investments in marketable securities, interest rate swaps and long-term debt obligations. Short term interest rates related to these financial instruments have increased since January 31, 2005, while long term interest rates remained relatively consistent. At October 31, 2005, our investments in marketable securities and cash equivalents were higher than January 31, 2005 by approximately $276 million and $165 million, respectively. We also had a larger portion of our marketable securities invested in financial instruments bearing variable interest rates at October 31, 2005 than January 31, 2005. The combination of the increase in overall investments in cash equivalents and higher concentration of marketable securities bearing variable interest rates results in greater sensitivity to changes in interest rates.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are denominated in various foreign currencies. Our objective in managing exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing a sensitivity analysis. The fair values for forward foreign exchange contracts were estimated using spot rates in effect on October 31, 2005. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of October 31, 2005 are the hypothetical gains and losses associated with foreign currency risk. As of October 31, 2005, holding all other variables constant, a 10% weakening or strengthening of the U.S. dollar against each hedged currency would affect the fair values of the forward foreign exchange contracts by immaterial amounts.

Item 4. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Mark W. Sopp (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, Kenneth C. Dahlberg and Mark W. Sopp concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

(b)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Gracian v. SAIC Class Action Lawsuit

On March 4, 2005, we were served with a class action lawsuit filed in California Superior Court for the County of San Diego brought by a former employee on behalf of herself and others similarly situated that alleged that we improperly failed to pay overtime to exempt salaried and professional employees in the State of California and required them to utilize their paid leave balances for partial day absences. The plaintiffs contended that our policy violates California law and sought, among other things, the unpaid vacation balance allegedly owed to plaintiffs, overtime compensation, penalties, interest, punitive damages and attorney fees. On September 21, 2005, the plaintiffs dismissed this lawsuit without prejudice.

Telkom South Africa

Our former Telcordia Technologies, Inc. subsidiary instituted arbitration proceedings before the ICC against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. Although the High Court judge denied Telcordia’s motion for leave to appeal his ruling, on November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. Telcordia filed its appellate brief in September 2005. Pursuant to the South African Supreme Court of Appeals’ order, Telkom has until December 31, 2005 to file an outline of its brief and until January 31, 2006 to file its full brief with the court. In parallel proceedings in the United States District Court (New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed. On January 24, 2005, the District Court declined to confirm Telcordia’s award and in a February 17, 2005 opinion concluded that the District Court does not have personal jurisdiction over Telkom South Africa. Telcordia has appealed this ruling to the U.S. Court of Appeals for the Third Circuit.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, our wholly-owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of the cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

which, in the opinion of our management, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by Science Applications International Corporation (“SAIC”)

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2005 – August 31, 2005	379,828	$41.82	—	—
September 1, 2005 – September 30, 2005	542,808	$41.80	—	—
October 1, 2005 – October 31, 2005	3,817,951	$43.36	—	—

Total	4,740,587	$43.06	—	—

(1)	Includes shares purchased by SAIC or affiliated purchasers as follows:

	August	September	October
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	175,365	365,845	207,916
From former employees, directors, consultants or other entities pursuant to SAIC’s right of repurchase upon termination of affiliation as set forth in its Certificate of Incorporation or pursuant to SAIC’s contractual right of repurchase	203,674	141,306	194,432
In the limited market:
by SAIC	—	—	1,765,818
by the trustees of SAIC’s retirement plans	—	—	421,528
From SAIC’s retirement plans	—	—	1,213,584
In privately negotiated transactions	789	35,657	14,673

Total	379,828	542,808	3,817,951

(2)	Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of SAIC’s retirement plans or SAIC’s non-qualified stock plans for the benefit of the plans’ participants, (iii) shares forfeited to SAIC without the payment of any consideration to the holder or (iv) newly issued shares acquired by SAIC in connection with employee exercise of non-qualified stock options to satisfy employees statutory tax withholding obligations related to the options.

Item 3. Defaults Upon Senior Securities.

Not applicable.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement.

The Company has entered into an Agreement and Plan of Merger, dated as of November 7, 2005, (the “Merger Agreement”) by and among the Company, SAIC, Inc., a Delaware corporation and a wholly-owned subsidiary of SAIC (“New SAIC”) and SAIC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New SAIC (“Merger Sub”). Subject to stockholder approval and pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Immediately following the Merger, the Company will become a wholly owned subsidiary of New SAIC and Company stockholders will become New SAIC stockholders. The Company has proposed the Merger in connection with its planned initial public offering, which was first announced on September 1, 2005.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger, dated as of November 7, 2005, by and among the Company, SAIC, Inc., and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to SAIC Inc.’s Registration Statement on Form S-4/A as filed on November 9, 2005 with the SEC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS

INTERNATIONAL CORPORATION

Date: December 15, 2005	/S/ MARK W. SOPP
Executive Vice President and Chief Financial Officer and as a duly authorized officer