Form 10-K
period 2006-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2006-05-01
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                                  Accelerated filer    ☐                                  Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2005, the aggregate value of the voting stock held by non-affiliates of Registrant was $4,117,229,901. For the purpose of this calculation, it is assumed that (i) the Registrant’s affiliates include the Registrant’s board of directors and certain of the employee benefit plans of the Registrant and its subsidiaries and (ii) the value of the Registrant’s Class A common stock as of July 31, 2005 was equal to $41.80 per share, the stock price determined by the board of directors on June 10, 2005. The Registrant disclaims the existence of any control relationship between it and such employee benefit plans.

As of April 21, 2006, there were 169,204,010 shares of Registrant’s Class A common stock and 206,147 shares of Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

Item 1. Business

The Company

We are a leading provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS) and other U.S. Government civil agencies, as well as to customers in selected commercial markets. Our customers seek our domain expertise to solve complex technical challenges requiring innovative solutions for mission-critical functions in such areas as national security, intelligence and homeland defense. Increasing demand for our services and solutions is driven by priorities including the ongoing global war on terror and the transformation of the U.S. military.

On September 1, 2005, our newly formed wholly-owned subsidiary, SAIC, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) for an initial public offering of common stock (public offering). In addition, SAIC, Inc. filed with the SEC a registration statement on Form S-4 and we delivered to our stockholders a proxy statement/prospectus to obtain stockholder approval of a merger agreement pursuant to which we would become a wholly-owned subsidiary of SAIC, Inc. In the merger, each share of our Class A common stock would be converted into the right to receive two shares of Class A preferred stock of SAIC, Inc., and subject to the exercise of appraisal rights, each share of our Class B common stock would be converted into the right to receive 40 shares of Class A preferred stock of SAIC, Inc. If the merger is completed, the new common stock of SAIC, Inc. would have the same economic rights as the new Class A preferred stock but would be entitled to one vote per share while the new Class A preferred stock would be entitled to 10 votes per share. After the merger, SAIC, Inc. intends to offer its shares of common stock to the public. As a publicly traded company, SAIC, Inc. would have no right of first refusal on transfers of the new Class A preferred stock or the new common stock and no right to repurchase those shares upon termination of affiliation of an employee, director or consultant. The special meeting of stockholders that was previously scheduled for December 16, 2005 to vote on the merger was postponed due to developments regarding the firm fixed-price contract with the Greek government as discussed in Note 19 of the notes to consolidated financial statements on page F-38 of this Form 10-K. We intend to reschedule the special meeting of stockholders and, subject to stockholder approval of the merger agreement, satisfactory market conditions and other factors, complete the merger and the public offering in the Fall of 2006.

In conjunction with the public offering, the board of directors intends to declare a special dividend that would be paid to the holders of our common stock as of a record date that would be set by the board of directors. Payment would be conditioned upon completion of the public offering and it is anticipated that the dividend would be paid within 25 days after the completion of the public offering. The special dividend is expected to range from approximately $8 to $10 per share of our Class A common stock and from approximately $160 to $200 per share of our Class B common stock.

We have three reportable segments: Government, Commercial, and Corporate and Other. Our operating business units, on which performance is assessed, are aggregated into the Government or Commercial segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the business units’ services. The Corporate and Other segment includes the operations of our broker-dealer subsidiary, Bull, Inc., our internal real estate management subsidiary, Campus Point Realty Corporation, and various corporate activities, including elimination of intersegment revenues. For additional information regarding our reportable segments and geographic areas, see Note 2 of the notes to consolidated financial statements on page F-15 of this Form 10-K.

Government Segment

Our Government segment provides a wide array of technical services and solutions in the following areas, primarily to U.S. federal, state and local government agencies and foreign governments.

•	Defense Transformation. We develop leading-edge concepts, technologies and systems to solve complex challenges facing the U.S. military and its allies, helping them transform the way they fight.

•	Intelligence. We develop solutions to help the U.S. defense, intelligence and homeland security communities build an integrated intelligence picture, allowing them to be more agile and dynamic in challenging environments and produce actionable intelligence.

•	Homeland Security and Defense. We develop technical solutions and provide systems integration and mission-critical support services to help federal, state, local and foreign governments and private-sector customers protect the United States and allied homelands.

•	Logistics and Product Support. We provide logistics and product support solutions to enhance the readiness and operational capability of U.S. military personnel and weapon and support systems.

•	Systems Engineering and Integration. We provide systems engineering and integration solutions to help our customers design, manage and protect complex IT networks and infrastructure.

•	Research and Development. As one of the largest science and technology contractors to the U.S. Government, we conduct leading-edge research and development of new technologies with applications in areas such as national security, intelligence and life sciences.

Revenues from our Government segment accounted for 94%, 94% and 93% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. Within the Government segment, substantially all of our revenues are derived from contracts with the U.S. Government. In fiscal 2006, 2005 and 2004, we derived 89%, 86% and 85%, respectively, of our total consolidated revenues from contracts with the U.S. Government. These revenues include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor.

We own 55% of AMSEC LLC, a joint venture that provides maintenance engineering and technical support services to the U.S. Navy and marine industry customers. The results of AMSEC are reported in our Government segment on a consolidated basis.

Commercial Segment

Our Commercial segment provides technology-driven consulting, systems integration and outsourcing services and solutions in selected commercial markets, currently IT support for oil and gas exploration and production, applications and IT infrastructure management for utilities and data lifecycle management for pharmaceuticals, in the United States and abroad. We apply domain-specific expertise, and adapt consulting and technology services and solutions developed for our Government segment customers, to fulfill the needs of our Commercial segment customers. Revenues from our Commercial segment accounted for 7% of our total consolidated revenues in fiscal 2006, 2005 and 2004.

Discontinued Operations

On March 15, 2005, we completed the sale of our subsidiary, Telcordia Technologies, Inc. (Telcordia) to TTI Holding Corporation, an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. The

operations of Telcordia are classified as discontinued operations in the consolidated statements of income and cash flows and the notes to consolidated financial statements, and its assets and liabilities classified as held for sale in the consolidated balance sheets. Telcordia’s results of operations had been previously reported as our Non-Regulated Telecommunications segment. For further discussion related to Telcordia, see “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Telkom South Africa” in Part II of this Form 10-K and Note 18 of the notes to consolidated financial statements on page F-36 of this Form 10-K.

Other Company Information

We were originally incorporated as a California corporation in 1969 and re-incorporated as a Delaware corporation in 1984. Our corporate headquarters are located at 10260 Campus Point Drive, San Diego, California 92121 and our telephone number is (858) 826-6000. All references to “SAIC,” “we,” “us,” or “our” include, unless the context indicates otherwise, our predecessor.

Contracts

We generate revenues under the following types of contracts: (1) cost-reimbursement, (2) time-and-materials (T&M), (3) fixed price level-of-effort, (4) firm fixed-price (FFP) and (5) target cost and fee with risk sharing. Cost-reimbursement contracts provide for reimbursement of our direct costs and allocable indirect costs, plus a fee or profit component. T&M contracts typically provide for the payment of negotiated fixed hourly rates for labor hours, which includes allocable indirect costs and fee or profit, plus reimbursement of our other direct costs. Fixed price level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the labor hours provided to the customer. FFP contracts provide for payments to us of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP target costs, we can generate more or less than the targeted amount of profit or even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs, plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as an additional fee or profit. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

The following table summarizes revenues by contract type as a percentage of total contract revenues for the last three fiscal years:

	Year Ended January 31
	2006	2005	2004
Cost-reimbursement	46%	44%	45%
T&M and fixed price level-of-effort	35	38	38
FFP and target cost and fee with risk sharing	19	18	17

Total	100%	100%	100%

Contract Procurement

The U.S. Government technology services procurement environment has evolved in recent years due to statutory and regulatory procurement reform initiatives. U.S. Government agencies traditionally have procured technology services and solutions through agency-specific contracts awarded to a single contractor. However, in recent years the number of procurement contracting methods available to U.S. Government customers for services procurements has increased substantially. Today, there are three predominant contracting methods through which U.S. Government agencies procure technology services: traditional single award contracts, GSA Schedule contracts, and single and multiple award IDIQ contracts. Each of these is described below:

•	Traditionally, U.S. Government agencies have procured services and solutions through single award contracts which specify the scope of services that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of bids requires the agency to maintain a large, professional procurement staff and can take a year or more to complete.

•	GSA Schedule contracts are listings of services, products and prices of contractors maintained by the U.S. General Services Administration (GSA) for use throughout the U.S. Government. In order for a company to provide services under a GSA Schedule contract, the company must be pre-qualified and awarded a contract by GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s services requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs.

•	Single and multiple award indefinite delivery/indefinite quantity (IDIQ) contracts are contract forms used to obtain commitments from contractors to provide certain products or services on pre-established terms and conditions. Under IDIQ contracts, the U.S. Government issues task orders for specific services or products it needs and the contractor supplies products or services in accordance with the previously agreed terms. The competitive process to obtain task orders is limited to the pre-selected contractor(s). If the IDIQ contract has a single prime contractor, the award of task orders is limited to that party. If the contract has multiple prime contractors, the award of the task order is competitively determined. Multiple-contractor IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as government-wide acquisition contracts, or GWACs. Due to the lower cost, reduced procurement time, and increased flexibility of GWACs, there has been greater use of GWACs among many agencies for large-scale procurements of technology services. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling but not committing the U.S. Government to purchase substantial amounts of products and services from one or more contractors.

Backlog

Government segment funded backlog primarily represents the portion of backlog for which funding is appropriated and is payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform less revenues previously recognized on these contracts. Our funded backlog in the Government segment does not include the full potential value of our contracts because the U.S. Government and our other customers often appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. When a definitive contract or contract amendment is executed and funding has been appropriated or otherwise authorized, funded backlog is increased by the difference between the funded dollar value of the contract or contract amendment and the revenues recognized to date. Negotiated unfunded backlog represents (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, GWAC or GSA Schedule contract vehicles.

The approximate value of our total negotiated backlog for the last three fiscal years was as follows:

	January 31
	2006	2005	2004
	(in millions)
Government Segment:
Funded backlog	$3,398	$3,333	$3,127
Negotiated unfunded backlog	11,169	9,656	7,359

Total negotiated backlog	$14,567	$12,989	$10,486

Commercial Segment:
Funded backlog	$490	$313	$228
Negotiated unfunded backlog	5	114	187

Total negotiated backlog	$495	$427	$415

Total Consolidated:
Funded backlog	$3,888	$3,646	$3,355
Negotiated unfunded backlog	11,174	9,770	7,546

Total consolidated negotiated backlog	$15,062	$13,416	$10,901

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract or purchase order at any time. In addition, certain contracts and purchase orders in the Commercial segment may include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases.

Key Customers

Our largest customer is the U.S. Government, in the aggregate accounting for 89%, 86% and 85% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. Within the U.S. Government, our largest customers for each of the last three fiscal years were the U.S. Army, U.S. Navy and U.S. Air Force. Each of these customers has a number of subsidiary agencies which have separate budgets and procurement functions. Our contracts may be with the highest level or with the subsidiary agencies of these customers.

The percentage of total consolidated revenues attributable to each of these three major customers for the last three fiscal years was as follows:

	Year Ended January 31
	2006	2005	2004
U.S. Army	16%	13%	13%
U.S. Navy	14	13	12
U.S. Air Force	10	11	11

Competition

Competition for U.S. Government contracts is intense. We compete against a large number of major, established multinational corporations which may have greater financial capabilities than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently form teams with other companies to compete for large contracts, while bidding against team members in other situations. Because of the current industry trend toward consolidation, we expect major changes in the competitive landscape. We believe that our principal competitors include the following companies:

•	Among contractors focused principally on U.S. Government IT and other technical services, we compete primarily with companies such as Anteon International Corporation, CACI International Inc, ManTech International Corporation, SRA International, Inc. and The Titan Corporation, which was acquired by L-3 Communications.

•	Among the large defense contractors which provide U.S. Government IT services in addition to other hardware systems and products, we compete primarily with engineering and technical services divisions of The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company.

•	Among the diversified commercial and U.S. Government IT providers, we compete primarily with companies such as Accenture Ltd, BearingPoint, Inc., Booz Allen Hamilton Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, International Business Machines Corporation and Unisys Corporation.

We compete on factors including, among others, our technical expertise, our ability to deliver cost-effective solutions in a timely manner, our reputation and standing with government and commercial customers, pricing and the size and scale of our company.

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

In connection with the performance of services for customers in the Government segment, the U.S. Government has certain rights to data, software codes and related material that we develop under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose such information to third parties, including, in some instances, competitors. In the case of subcontracts, the prime contractor may also have certain rights to the programs and products that we develop under the subcontract.

Research and Development

We conduct research and development activities under customer funded contracts and with independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In fiscal 2006, 2005 and 2004, we spent approximately $27 million, $25 million and $19 million, respectively, on IR&D, which was included in selling, general and administrative expenses.

Seasonality

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality in the U.S. Government budget process, we have from time to time experienced higher revenues in our third fiscal quarter, ending October 31, and lower revenues in our fourth fiscal quarter, ending January 31.

Regulation

We are heavily regulated in most fields in which we operate. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, the DoD, NASA, intelligence agencies, the Nuclear Regulatory Commission and the DHS. When working with these and other U.S. Government agencies and entities, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with various contract negotiations

•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

In order to help ensure compliance with these laws and regulations, all of our employees are required to attend ethics training at least bi-annually and other compliance training relevant to their position.

Internationally, we are subject to special U.S. Government laws and regulations (such as the Foreign Corrupt Practices Act), local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks. Some international customers require contractors to comply with industrial cooperation regulations, sometimes referred to as offset programs. Offset programs may require in-country purchases, manufacturing and financial support projects as a condition to obtaining orders or other arrangements. Offset programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements.

Environmental Matters

Our operations, including the environmental consulting and investigative services we provide to third parties, and our ownership or operation of real property are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Failure to comply with those laws could result in civil or criminal sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government, or could cause us to have to incur costs to change or upgrade or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to contamination for which we are otherwise liable or relating to exposure to or the mishandling of chemicals or other hazardous substances in connection with our current and former operations or services. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.

Employees and Consultants

As of January 31, 2006, we employed approximately 43,600 full and part-time employees. We also use consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

The highly technical and complex services and products provided by us are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills and, in many cases, security clearances. Because of our growth and the increased competition for qualified personnel, it has become more difficult to meet all of our needs for these employees in a timely manner and this has affected our growth in recent years. We intend to continue to devote significant resources to recruit and retain qualified employees.

Company Website and Information

Our website can be found on the Internet at www.saic.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing our website at www.saic.com and clicking on Corporate Governance and then clicking on SEC Filings and then SEC’s EDGAR database.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below in your evaluation of our business and us. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed and the price of our common stock could decline.

Risks Relating to Our Business

We depend on our contracts with U.S. Government agencies for a significant portion of our revenues and, if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected.

We are heavily dependent upon the U.S. Government as our primary customer and we believe that the success and development of our business will continue to depend on our successful participation in U.S. Government contract programs. We generated 89%, 86%, and 85% of our total consolidated revenues from the U.S. Government (including all branches of the U.S. military) in fiscal 2006, 2005 and 2004, respectively. Revenues from the U.S. Army represented 16%, 13% and 13% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. Revenues from the U.S. Navy represented 14%, 13% and 12% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. Revenues from the U.S. Air Force represented 10%, 11% and 11% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively.

For the foreseeable future, we expect to continue to derive a substantial portion of our revenues from work performed under U.S. Government contracts. If our reputation or relationship with the U.S. Government, and in particular agencies of the Department of Defense (DoD) or the U.S. intelligence community, were negatively affected, if we were suspended or debarred from contracting with government agencies or if the U.S. Government decreased the amount of business that it does with us, our future revenues and growth prospects would be adversely affected.

The U.S. Government may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may be unable to sustain our revenue growth and may suffer a decline in revenues.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may modify, curtail or terminate the contracts and subcontracts at its convenience. Any decision by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts would adversely affect our revenues and revenue growth.

We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our future revenues and growth prospects.

As of January 31, 2006, our total consolidated negotiated backlog was $15 billion, which included $4 billion in funded backlog. The U.S. Government’s ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. Government and the rights of our customers in our Commercial segment to cancel contracts and purchase orders in certain circumstances, we may never realize revenues from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenues because the maximum contract value specified under a

U.S. Government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. If we fail to realize as revenues amounts included in our backlog, our future revenue and growth prospects may be adversely affected.

The U.S. Government has increasingly relied on IDIQ and other contracts that are subject to a competitive bidding process. Due to this competitive pressure, we may be unable to sustain our revenue growth and profitability.

The U.S. Government has increasingly been using IDIQ, GWAC and GSA Schedule contract vehicles to obtain commitments from contractors to provide various products or services on pre-established terms and conditions. Under these contracts, the U.S. Government issues task orders for specific services or products it needs and the contractor supplies these products or services in accordance with the previously agreed terms. These contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling but not committing the U.S. Government to purchase substantial amounts of products and services from one or more contractors. These contracts are typically subject to a competitive bidding process that results in greater competition and increased pricing pressure. Accordingly, we may not be able to realize revenues and/or maintain our historical profit margins under these contracts. The competitive bidding process also presents a number of more general risks, including the risk of unforeseen technological difficulties and cost overruns that may result from our bidding on programs before completion of their design and the risk that we may encounter expense, delay or modifications to previously awarded contracts as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.

Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if material and subcontract revenues continue to grow at a faster rate than labor-related revenues.

Our revenues are generated from either the efforts of our technical staff, which we refer to as labor-related revenues, or the receipt of payments for the costs of materials and subcontracts used in a project, which we refer to as material and subcontract (M&S) revenues. Generally, our M&S revenues have lower profit margins than our labor-related revenues. Our labor-related revenues increased by 6% from fiscal 2005 to 2006, by 16% from fiscal 2004 to 2005 and by 16% from fiscal 2003 to 2004, while our M&S revenues increased by 13% from fiscal 2005 to 2006, by 39% from fiscal 2004 to 2005 and by 32% from fiscal 2003 to 2004. M&S revenues accounted for 37%, 36% and 32% of our total consolidated revenues for fiscal 2006, 2005 and 2004, respectively, and labor-related revenues accounted for 63%, 64% and 68% of our total consolidated revenues for fiscal 2006, 2005 and 2004, respectively. If M&S revenues continue to grow at a faster rate than labor-related revenues, our overall profit margins on our contracts may decrease and our profitability could be adversely affected.

A decline in the U.S. defense budget or changes in budgetary priorities may adversely affect our future revenues and limit our growth prospects.

Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented 69% of our total consolidated revenues in fiscal 2006. Changes in the budgetary priorities of the U.S. Government or the DoD could directly affect our operating results. For example, the U.S. defense budget declined in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused most defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for defense-related programs by the U.S. Government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of spending and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Such changes in spending authorizations and budgetary priorities could occur due to the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, or other factors. The U.S. Government conducted a strategic review of the U.S. defense budget in government fiscal 2005 and 2006, known as the Quadrennial Defense Review (QDR), and the results of this strategic review may result in shifts in DoD budgetary priorities or reductions in overall U.S. Government spending for defense-related programs, including with respect to programs from which we expect to derive a significant portion of our revenues. A significant decline in overall U.S. Government spending, including in the areas of national security, defense transformation, intelligence and homeland security, or a significant shift in its spending priorities, or the substantial reduction or elimination of particular defense-related programs, would adversely affect our future revenues and limit our growth prospects.

A delay in the completion of the U.S. Government’s budget process could delay procurement of our services and solutions and have an adverse effect on our future revenues.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of our services and solutions. We have from time to time experienced a decline in revenues in our quarter ending January 31 as a result of this annual budget cycle, and we could experience similar declines in revenues if the budget process is delayed significantly in future periods. These delays could have an adverse effect on our future revenues.

Our financial results may vary significantly from period-to-period.

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section and, in particular, the following risks:

•	a reduction of government funding or delay in the completion of the U.S. Government’s budget process

•	decisions by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts

•	the potential decline in our overall profit margins if our material and subcontract revenues grow at a faster rate than labor-related revenues

•	failure to estimate or control costs under firm fixed price (FFP) contracts

•	adverse judgments or settlements in legal disputes

•	expenses related to acquisitions, mergers or joint ventures

•	other one-time financial charges

The failure to successfully resolve issues related to our Greek Olympic contract could adversely affect our profitability and could require us to make large payments to the Greek government.

We entered into an FFP contract with the Greek government (Greek contract) to provide the security infrastructure that was used to support the 2004 Athens Summer Olympic Games and to serve as the security system for the customer’s public order departments after the Olympic Games. The Greek government has not made various payments under this contract and has not yet formally accepted the security infrastructure, which contains certain omissions and deviations from the contractual requirements. In 2005, we submitted a proposal for an alternative technical approach for the Command Decision and Support System (subsystems 1-7) and are attempting to address the omissions and deviations identified on the other subsystems. We have been negotiating for many months with the Greek government for a contractual modification to address technical, financial and contractual issues. To date, mutually satisfactory agreement on the contractual modification has not been reached. Standby letters of credit relating to payment, performance and offset bonding arrangements under the contract totaling $234 million have been issued. Under the terms of these bonding arrangements, the Greek government could call these standby letters of credit at any time.

Although we have been in discussions with the Greek government and our principal subcontractor to attempt to resolve these issues, we may not be able to reach mutually acceptable agreements, and we cannot predict the financial impact the resolution of those issues will have on us. On April 21, 2006, we instituted arbitration proceedings before the International Chamber of Commerce to pursue our rights and remedies related to this contract. The situation is extremely complex and dynamic, involving multiple government agencies, customer elements, subcontractors and government representatives having different roles and, at times, expressing inconsistent positions. We have recorded losses on this contract and unfavorable resolution of this matter could further adversely affect our cash balances and profitability. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government” in Part II of this Form 10-K and Note 19 of the notes to consolidated financial statements on page F-38 of this Form 10-K.

We use estimates in recognizing revenue, and changes in our estimates could adversely affect our future financial results.

Revenues from our contracts are primarily recognized using the percentage-of-completion method based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. Estimating costs at completion on our long-term contracts, particularly due to the technical nature of the services being performed, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Should updated estimates indicate that we will experience a loss on the contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which would require further adjustments in our consolidated financial statements, as was the case with the Greek contract. Due to the size of many of our contracts, changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

Adverse judgments or settlements in legal disputes could require us to pay potentially large damage awards, which would adversely affect our cash balances and profitability.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. The litigation and other claims described in this report are subject to inherent uncertainties and management’s view of these matters may change in the future. For example, an unfavorable final settlement or judgment of our dispute with the Greek government, Telcordia Technologies, Inc.’s dispute with Telkom South Africa, or our disputes relating to our joint venture, INTESA, could adversely affect our cash balances and profitability.

Our failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy.

The availability of highly trained and skilled technical, professional and management personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians and professional and management personnel is intense and competitors aggressively recruit key employees. Because of our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so would have an adverse effect on our ability to execute our strategy.

In addition to attracting and retaining qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to generate new business. Our inability to retain appropriately qualified and experienced senior executives could cause us to lose customer relationships or new business opportunities.

Our revenues and growth prospects may be adversely affected if we or our employees are unable to obtain the security clearances or other qualifications we and they need to perform services for our customers.

Many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract.

Employee misconduct, including security breaches, or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or our ability to contract with the U.S. Government.

Because we are a U.S. Government contractor, misconduct, fraud or other improper activities by our employees or our failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, environmental laws and any other applicable laws or regulations. Many of the systems we develop involve managing and protecting information relating to national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of potential employee misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business.

Our U.S. Government contracts may be terminated and we may be liable for penalties under a variety of procurement rules and regulations and changes in government regulations or practices could adversely affect our profitability, cash balances or growth prospects.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to penalties and the termination of our U.S. Government contracts. Some significant regulations that affect us include:

•	the Federal Acquisition Regulation and supplements, which regulate the formation, administration and performance of U.S. Government contracts

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations, such as cost accounting standards, at any time. In addition, the U.S. Government may face restrictions or pressure from government employees and their unions regarding the amount of services the U.S. Government may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues.

Additionally, our contracts with the U.S. Government are subject to periodic review and investigation. If such a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of future contracts or receive renewals of existing contracts. We have from time to time been subject to investigations by the DoD and other agencies. Although we have never had any material penalties or administrative sanctions imposed upon us, such penalties and sanctions are not uncommon in the industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.

Our business is subject to routine audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability.

U.S. Government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed. To date, none of our audits have resulted in material adjustments and all of our indirect contract costs have been agreed upon through fiscal 2003 and are not subject to further adjustment. We have recorded contract revenues in fiscal 2004, 2005 and 2006 based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and, if future audit adjustments exceed our estimates, our profitability could be adversely affected.

If we are unable to accurately estimate the costs, time and resources, or to effectively manage and control costs, associated with various contractual commitments, our profitability may be adversely affected.

Over the last three fiscal years, an average of 18% of our total consolidated revenues were derived from FFP and target cost and fee with risk sharing contracts, in which we bear risk that our actual costs may exceed the estimated costs on which the prices are negotiated. Under FFP contracts, we agree to fulfill our obligations at a set price. Under target cost and fee with risk sharing contracts, customers reimburse our costs plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. Under such contracts, if our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. When making proposals for engagements on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances, including the Greek contract, has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, including costs and delays caused by contractual disputes or other factors outside of our control, could make these contracts less profitable or unprofitable. We have recorded losses on FFP contracts from time to time, including the Greek contract. Future losses could have a material adverse effect on our profitability.

Our services and operations sometimes involve using, handling or disposing of hazardous materials, which could expose us to potentially significant liabilities.

Our services sometimes involve the investigation or remediation of environmental hazards, as well as the use, handling or disposal of hazardous materials. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for contamination. Furthermore, failure to comply with these environmental protection and health and safety laws could result in civil or criminal sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government. Additionally, our ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for contamination, even if they did not know of and were not responsible for the contamination. Although we have not incurred any material costs related to environmental matters to date, any violations of, or liabilities pursuant to, these laws or regulations could adversely affect our financial condition and operating results.

Acquisitions, investments and joint ventures could result in operating difficulties, dilution and other adverse consequences to our business.

We have historically supplemented our internal growth through acquisitions, investments and joint ventures and expect that a significant portion of our planned growth will continue to come from these transactions. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions, investments and joint ventures pose many risks, including:

•	we may not be able to compete successfully for available acquisition candidates, complete future acquisitions and investments or accurately estimate the financial effect of acquisitions and investments on our business

•	future acquisitions, investments and joint ventures may require us to issue capital stock or spend significant cash or may result in a decrease in our operating income or operating margins and we may be unable to recover investments made in any such acquisitions

•	we may have trouble integrating acquired businesses or retaining their personnel or customers

•	acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities

•	we may not be able to effectively influence the operations of our joint ventures, which could adversely affect our operations

We may not be able to continue to identify attractive acquisitions or joint ventures. Acquired entities or joint ventures may not operate profitably. Additionally, we may not realize anticipated synergies and acquisitions may not result in improved operating performance. If our acquisitions, investments or joint ventures fail or perform poorly, our business could be adversely affected.

In conducting our business, we depend on other contractors and subcontractors. If these parties fail to satisfy their obligations to us or the U.S. Government, or if we are unable to maintain these relationships, our revenues, profitability and growth prospects could be adversely affected.

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of a subcontractor’s personnel. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized. During the past five fiscal years, on several occasions we have incurred non-material losses resulting from the failure of our subcontractors to perform their subcontract obligations. Although material losses due to subcontractor performance problems have been rare, material losses could arise in future periods and subcontractor performance deficiencies could result in a customer terminating a contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders, especially if the customer is an agency of the U.S. Government.

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Additionally, companies that do not initially have access to U.S. Government contracts may perform services as our subcontractor for a U.S. Government customer, and through that exposure secure future positions as prime U.S. Government contractors. If any of our current subcontractors were awarded prime contractor status in the future, not only would we have to compete with them for future U.S. Government contracts, but our ability to perform our current and future contracts might also be impaired.

Systems failures could disrupt our business and impair our ability to effectively provide our products and services to our customers, which could damage our reputation and adversely affect our revenues and profitability.

We are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Through fiscal 2008, we will be making significant changes to our internal financial systems, which could also subject us to systems failures. Any such failures could cause loss of data and interruptions or delays in our or our customers’ businesses and could damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

The systems and networks that we maintain for our customers could also fail. If a system or network we maintain were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur and, as a result, our future results could be adversely affected.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our intellectual property rights could adversely affect our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property especially where we do not believe that patent or copyright protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection would adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected.

We face risks associated with our international business.

Approximately 3% of our total consolidated revenues in each of fiscal 2006, 2005 and 2004 was generated by SAIC entities outside of the United States. Additionally, our domestic entities periodically enter into contracts with foreign customers. These international business operations are subject to a variety of the risks associated with conducting business internationally, including:

•	changes in or interpretations of foreign laws, regulations or policies that may adversely affect the performance of our services, sale of our products or repatriation of our profits to the United States

•	the imposition of tariffs

•	hyperinflation or economic or political instability in foreign countries

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures

•	conducting business in places where laws, business practices and customs are unfamiliar or unknown

•	the imposition of restrictive trade policies

•	the imposition of inconsistent laws or regulations

•	the imposition or increase of investment and other restrictions or requirements by foreign governments

•	uncertainties relating to foreign laws and legal proceedings

•	compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act

•	compliance with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates and customers

•	compliance with licensing requirements

Although revenues derived from our international operations have been relatively low, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could materially adversely affect our business. Failure to comply with U.S. Government laws and regulations applicable to international business like the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. Government. Additionally, these risks relating to international operations may expose us to potentially significant contract losses. For example, we have incurred significant losses under our Greek contract, and a portion of these losses may be attributable to difficulties associated with conducting business internationally.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

Our business is highly competitive in both the Government and Commercial segments. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized entities that are able to concentrate their resources on particular areas. In the Government segment, we also compete with the U.S. Government’s own capabilities and federal non-profit contract research centers. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers.

Our existing indebtedness may affect our ability to take certain extraordinary corporate actions and may negatively affect our ability to borrow additional amounts at favorable rates.

As of January 31, 2006, we had approximately $1.2 billion in outstanding debt. The terms of the credit facilities place certain limitations on our ability to undertake extraordinary corporate transactions, such as a sale of significant assets. As a result, it may be more difficult for us to take these actions and the interests of our creditors in such transactions may be different from the interests of our stockholders. Additionally, the existence of this debt may make it more difficult for us to borrow additional amounts at favorable rates.

Risks Relating to Our Stock

Because no public market exists for our stock, the ability of stockholders to sell their SAIC stock is limited.

There is no public market for our common stock. In order to provide some liquidity for our stockholders, we have historically maintained a limited secondary market, which we call the limited market, through our wholly-owned broker-dealer subsidiary, Bull, Inc. The limited market has permitted existing stockholders to offer our Class A stock for sale only on predetermined trade dates and only at the price determined by the board of directors. With certain exceptions, shares acquired through an option exercise or vested stock bonus less than six months prior to sale and shares acquired through a vesting stock bonus that vested less than six months prior to sale may not be sold in the limited market. Historically, there have been four trade dates each year. However, a scheduled trade date could be postponed or cancelled. When we announced our intention to conduct a public offering in September 2005, we postponed a limited market trade originally scheduled for September 2005 to October 2005, and also stated at that time that we believed the October 2005 trade would be the last one conducted before completion of the public offering. However, after the December 2005 postponement of the special meeting of stockholders and the announced delay in our public offering schedule, we conducted a limited market trade in January 2006.

As previously announced, we now plan to complete the public offering in the Fall of 2006, and a limited market trade has been scheduled for June 30, 2006. If the public offering is completed on our current schedule, the June 2006 limited market trade will be the last limited market trade. If, however, the public offering is postponed, we intend to conduct a limited market trade at the same time as the retirement plans trades until the public offering process recommences. In addition to trades currently scheduled for May 12, 2006 (retirement plans only) and June 30, 2006 (retirement plans and limited market trades), a retirement plans trade has been scheduled for October 27, 2006 and at least three additional dates will be announced at which a limited market trade also may be held if the public offering is postponed.

We have commenced a process to reorganize the Company and our stock structure through a merger, followed by a proposed public offering, all as described in “Item 1. Business—The Company” of Part I of this Form 10-K. The completion of the merger and public offering is subject to approval of the merger agreement by our stockholders, satisfactory market conditions and other factors, and stockholders should not assume that these transactions will be completed or that adequate liquidity would result.

If a trade in the limited market is undersubscribed, our stockholders may not be able to sell all the shares they desire to sell.

If the aggregate number of shares offered for sale in the limited market on any trade date is greater than the aggregate number of shares sought to be purchased by authorized buyers, our stockholders who requested to sell shares may not be able to sell all such shares in that trade. We are currently authorized, but not obligated, to purchase shares of Class A common stock in the limited market on any trade date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and we, in our discretion, determine to make such purchases. However, the number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions. Under Delaware law, we may repurchase our shares only out of available surplus. In addition, financial covenants under our credit agreement or agreements we enter into in the future may restrict our ability to repurchase shares. In deciding whether to make such purchases, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the undersubscription in the market. We have purchased a significant amount of Class A common stock in the limited market during recent periods. We purchased a total of 8,359,372 shares on the trade dates in fiscal 2006 and a total of 9,331,128 shares on the trade dates in fiscal 2005. These purchases accounted for 64.4% and 75.4%, respectively, of the total shares purchased by all buyers in the limited market during fiscal 2006 and 2005. Our purchases balanced the number of shares offered for sale by stockholders with the number of shares sought to be purchased by authorized buyers. We may not continue to purchase such excess shares in the future. Accordingly, if the aggregate number of shares offered for sale exceeds the aggregate number of shares sought to be purchased by authorized buyers, and we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell in the limited market. Because no other market exists for our stock, our stockholders may be unable to sell all the shares they desire to sell. In addition, if a limited market trade were undersubscribed and prorated or the liquidity of our stock in the limited market were otherwise impaired, the stock price, as set by the board of directors, could be adversely impacted because the independent appraiser could apply or increase any liquidity discount used in valuing our stock.

During fiscal 2006 and 2005, the trustees of certain of our retirement and benefit plans purchased an aggregate of 1,875,484 and 2,294,161 shares, respectively, in the limited market. These purchases accounted for approximately 14.4% and 18.5% of the total shares purchased by all buyers in the limited market during fiscal 2006 and 2005, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A common stock. In addition, the trustees of our retirement plans are not permitted to purchase shares of our Class A common stock in the limited market unless the stock price established by the board of directors is determined in good faith by the plan fiduciaries, in reliance on an appraisal by an independent appraiser, to be the fair market value of the shares. The inability of the retirement plans to purchase shares in the limited market could adversely impact the liquidity of our stock.

To the extent that purchases by the trustees of our retirement and benefit plans decrease, and purchases by us decrease or do not increase, the ability of stockholders to resell their shares in the limited market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the limited market on each trade date occurring during fiscal 2006 and 2005, a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any future trade date in the limited market may not be able to do so.

Our stock price may be impacted by the lack of liquidity provided by the limited market.

The stock price may be impacted by the liquidity provided to our stockholders by the limited market. In its valuation of our stock, Houlihan Lokey Howard & Zukin Financial Advisors, Inc., our independent appraiser, considers, among other factors, the limited market trade imbalances, our decision to provide liquidity in the limited market trades, regardless of the amount of the undersubscription, and the degree of liquidity actually provided to stockholders by the limited market. Based upon its judgment, the appraiser may apply, and from time to time has applied, a liquidity discount in its valuation of our stock. As a result, the stock price, as set by the board of directors, may be adversely impacted by a decrease in the liquidity of our stock in the limited market, particularly if we elect not to purchase shares in the limited market to fully balance an undersubscribed trade.

The ability of stockholders to sell or transfer their common stock outside the limited market is restricted.

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

We may, but are not obligated to defer our repurchase rights with respect to those employees who qualify for certain deferral programs.

Our stock price and the price at which all trades in the limited market occur is determined by our board of directors and is not established by market forces.

Our stock price is not determined by a trading market of bargaining buyers and sellers. Our board of directors, all of whom are stockholders, determines the price at which the Class A common stock trades by using the valuation process that includes input from an independent appraiser and a stock price formula as described under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Price Determination of Class A Common Stock and Class B Common Stock” in Part II of this Form 10-K. The stock price remains in effect until subsequently changed. Due to the uncertainty of the completion date of the proposed initial public offering, the limited market trades and retirement plan transactions have not occurred on a regular basis and the stock price has only been reviewed by the board of directors as necessary to support such trades. When a trade does occur, the board of directors reviews the stock price during the period between a board meeting and the trade date to determine whether the stock price continues to represent a fair market value, and if necessary, modifies the price. The board of directors has authorized its stock policy committee to conduct this review and, in some instances, the stock policy committee has conducted this review. If a stock price modification is necessary, the stock policy committee or board of directors would apply the same valuation process used by the board of directors at a board meeting. All trades in the limited market will occur at the stock price determined by the board of directors or its stock policy committee. Our board of directors believes the stock price represents a fair market value; however, we cannot assure our stockholders that the stock price represents the value that would be obtained if our stock were publicly traded. The formula, which is one part of the valuation process, does not specifically include variables reflecting all financial and valuation criteria that may be relevant. In addition, our board of directors generally has broad discretion to modify the formula. Absent changes in the market factor used in the formula, which may change from quarter to quarter as appropriate to reflect changing business, financial and market conditions, and accounting and other impacts unrelated to our value, the mechanical application of the formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price because the formula takes into account our segment operating income for the four fiscal quarters immediately preceding the price determination.

Future returns on our common stock may be significantly lower than historical returns.

The Class A common stock may not provide returns in the future comparable to those achieved historically and the price may decline. In fact, the price declined 13.2% during fiscal 2003, 0.1% on the July 16, 2004 pricing date and 1.1% on the June 10, 2005 pricing date.

Changes in our business, the volatility of the market value of our comparable companies and the impact of litigation and disputes may increase the volatility of the stock price.

The stock price could be subject to fluctuations in the future. This volatility may result from the impact on our stock price of:

•	the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

•	the impact of the volatility of the market value of comparable public companies that are considered in our valuation process and any publicly traded securities we may own

•	the impact of litigation, government investigations or other customer disputes on our operating performance and future prospects

•	the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in those business areas

•	the limited market trade imbalances, our decision to provide liquidity in the trades, regardless of the amount of the undersubscription, and the degree of liquidity actually provided to stockholders by the limited market

•	the impact of any of the foregoing on the independent appraiser’s valuation analysis and the board of directors’ ultimate determination of the stock price

Restrictions in our certificate of incorporation and bylaws may discourage takeover attempts that you might find attractive.

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

Forward-Looking Statement Risks

You may not be able to rely on forward-looking statements.

This report contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. These statements relate to the proposed merger, initial public offering and special dividend, as well as to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	changes in the U.S. Government defense budget or budgetary priorities or delays in the U.S. budget process

•	changes in U.S. Government procurement rules and regulations

•	our compliance with various U.S. Government and other government procurement rules and regulations

•	the outcome of U.S. Government audits of our company

•	our ability to win contracts with the U.S. Government and others

•	our ability to attract, train and retain skilled employees

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners

•	our ability to obtain required security clearances for our employees

•	our ability to accurately estimate costs associated with our firm fixed price and other contracts

•	resolution of legal and other disputes with our customers and others, including our ability to resolve issues related to our Greek contract

•	our ability to acquire businesses and make investments

•	our ability to manage risks associated with our international business

•	our ability to compete with others in the markets in which we operate

•	our ability to execute our business plan effectively and to overcome these and other known and unknown risks that we face

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements. These factors are discussed elsewhere in this report, including under this “Item 1.A Risk Factors.” We do not intend to update any of the forward-looking statements or to conform these statements to actual results.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of January 31, 2006, we conducted our operations in approximately 400 offices located in 44 states, the District of Columbia and various foreign countries. We occupy a total of approximately 10 million square feet of space. Of this total, we own approximately 3.1 million square feet, and the balance is leased. Our major locations are in the San Diego, California and Washington, D.C. metropolitan areas, where we occupy approximately 1.3 million square feet and 2.7 million square feet of space, respectively.

We own and occupy the following properties:

Location	Number of buildings	Square footage	Acreage
McLean, Virginia	4	900,000	18.3
San Diego, California	7	677,000	22.2
Vienna, Virginia	2	280,000	14.7
Virginia Beach, Virginia	2	159,200	22.5
Huntsville, Alabama	1	100,000	18.0
Columbia, Maryland	1	95,500	7.3
Orlando, Florida	1	85,000	18.0
Oak Ridge, Tennessee	1	83,000	12.5
Dayton, Ohio	2	79,400	4.5
Reston, Virginia	1	62,000	2.6
Richland, Washington	1	23,700	3.1

The nature of our business is such that there is no practicable way to relate occupied space to industry segments. We consider our facilities suitable and adequate for our present needs. See Note 16 of the notes to consolidated financial statements on page F-35 of this Form 10-K for information regarding commitments under leases.

Item 3. Legal Proceedings

Firm Fixed-Price Contract with the Greek Government

On April 21, 2006, we instituted arbitration proceedings before the International Chamber of Commerce against the Hellenic Republic of Greece (the Customer) relating to an FFP contract with the Greek government (Greek contract). Although we have been pursuing contract modifications with the Customer since July 2004, we filed the arbitration complaint seeking an order that (1) the Customer’s extended use of the system under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the system, (2) seeks damages for breach of contract, bad faith, use of the system and other damages, (3) determines the legal status of the contract as a result of certain illegality issues, and (4) if the contract is determined to be illegal, seeks compensation for the commercial value of the system delivered, its use by the Customer and other damages. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. If the Customer asserts claims against us in the arbitration and it is determined that we have breached the contract and, as a result, owe the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid under the contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) forfeiture of a good performance bond in the amount of $32 million. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that we will prevail in the arbitration. For a description of the contract, the disputes and the impact of the contract on our results of operations and financial condition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government.”

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. Although the High Court judge denied Telcordia’s motion for leave to appeal his ruling, on November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. Telcordia filed its appellate brief in September 2005. Telkom has also filed its full brief with the court. The hearing has not yet been scheduled. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed. On January 24, 2005, the District Court declined to confirm Telcordia’s award and in a February 17, 2005 opinion concluded that the District Court does not have personal jurisdiction over Telkom South Africa. Telcordia has appealed this ruling to the U.S. Court of Appeals for the Third Circuit. Oral arguments were held on January 13, 2006 and the parties are awaiting a decision.

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

INTESA Joint Venture

Informática, Negocios y Tecnología, S.A., (INTESA), a Venezuelan joint venture we formed in fiscal 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. We had previously consolidated our 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to dissolve the joint venture or have it declared bankrupt.

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

Expropriation of Our Interest in INTESA. In fiscal 2003 and 2004, PDVSA and the Venezuelan government took certain actions, including denying INTESA access to certain of its facilities and assets, that prevented INTESA from continuing operations. In fiscal 2005, the Overseas Private Investment Company (OPIC), a U.S.

governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments, determined that the Venezuelan government had expropriated our interest in INTESA without compensation and paid us approximately $6 million in settlement of our claim.

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, our wholly-owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of these cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

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

Other

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. In the normal conduct of our business, we seek to monetize our patent portfolio through licensing. We also have and will continue to defend our patent position when we believe our patents have been infringed and are involved in such litigation from time to time. On March 15, 2005, we sold our Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Key Officers

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of votes for our 2006 Annual Meeting of Stockholders (2006 Proxy Statement).

The following is a list of the names and ages (as of April 21, 2006) of all of our key officers, indicating all positions and offices held by each such person and each such person’s principal occupation or employment during at least the past five years. Except as otherwise noted, each of the persons listed below has served in his or her present capacity for us for at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement.

Name of officer	Age	Position(s) with the company and prior business experience
Deborah H. Alderson	49	Group President since October 2005. Ms. Alderson previously served as Deputy Group President from August 2005 to October 2005. Prior to joining us, Ms. Alderson held various positions with Anteon International Corporation, a systems integration services provider, including President of the Systems Engineering Group from January 2002 to August 2005, and Senior Vice President and General Manager of the Systems Engineering Group from November 1998 to January 2002. Ms. Alderson held various positions with Techmatics, Inc., a systems engineering provider, from 1985 to 1998.

Kenneth C. Dahlberg	61	Chairman of the Board since July 2004 and Chief Executive Officer, President and Director since November 2003. Prior to joining us, Mr. Dahlberg served as Corporate Executive Vice President of General Dynamics Corp. from March 2001 to October 2003. Mr. Dahlberg served as President of Raytheon International from February 2000 to March 2001, and from 1997 to 2000 he served as President and Chief Operating Officer of Raytheon Systems Company. Mr. Dahlberg held various positions with Hughes Aircraft from 1967 to 1997. Mr. Dahlberg has served as a director of Teledyne Technologies since February 2006.

Thomas E. Darcy	56	Executive Vice President—Strategic Projects since November 2005. Mr. Darcy had previously served as Corporate Executive Vice President since December 2003 and Chief Financial Officer since October 2000. From October 2000 to December 2003, Mr. Darcy was an Executive Vice President. Prior to joining us, Mr. Darcy was with the accounting firm currently known as PricewaterhouseCoopers LLP from July 1973 to September 2000, where he served as partner from 1985 to 2000.

Steven P. Fisher	46	Treasurer since January 2001 and Senior Vice President since July 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.

Donald H. Foley	61	Chief Engineering and Technology Officer since January 2005, Executive Vice President since July 2000, and a Director since July 2002. Dr. Foley has held various positions with us since 1992, including serving as Group President from February 2004 to January 2005 and a Sector Vice President from 1992 to July 2000.

John R. Hartley	40	Senior Vice President and Corporate Controller since August 2005. Mr. Hartley has held various positions with our finance organization since 2001. For 12 years prior to that, he was with the accounting firm currently known as Deloitte & Touche LLP.

Larry J. Peck	58	Group President since February 2004. Mr. Peck has held various positions with us since 1978, including serving as a Sector Vice President from 1994 to February 2004.

Name of officer	Age	Position(s) with the company and prior business experience
Lawrence B. Prior, III	50	Group President since February 2005. Prior to joining us, Mr. Prior served as Chief Financial Officer and then President and Chief Executive Officer of LightPointe Communications, Inc. from 2000 until 2004.

Arnold L. Punaro	59	Executive Vice President, Government Affairs, Communications and Support Operations since February 2005. Mr. Punaro has held various positions with us since 1997 including Sector Vice President and Senior Vice President, Director of Corporate Development. Mr. Punaro also served as the Staff Director of the Senate Armed Services Committee and retired as a Major General in the United States Marine Corps Reserve.

William A. Roper, Jr.	60	Executive Vice President since December 2005. Mr. Roper served as Corporate Executive Vice President from 2000 to 2005, Senior Vice President from 1990 to 1999, Chief Financial Officer from 1990 to October 2000 and Executive Vice President from 1999 to 2000. Mr. Roper has served as a director of VeriSign, Inc. since November 2003.

Douglas E. Scott	49	Secretary since July 2003, Senior Vice President since January 1997 and General Counsel since 1992. Mr. Scott has held various positions with us since 1987, including serving as a Corporate Vice President from 1992 to January 1997.

George T. Singley, III	61	Group President since February 2004. Mr. Singley has held various positions with us since 1998, including serving as a Sector Vice President from 2001 to February 2004 and Group Senior Vice President from 2000 to 2001.

Theoren P. Smith, III	51	Group President since February 2005. Dr. Smith served as Sector Vice President from July 2002 until February 2004 and Executive Vice President, Federal Business from February 2004 until February 2005. From 2000 to March 2002, Dr. Smith served as Global Chief Technology Officer at Cable & Wireless, PLC and as President of Cable & Wireless USA, Inc., which filed for bankruptcy protection in December 2003. Dr. Smith also served as Senior Vice President and Chief Technology Officer at Road Runner, LLC from 1999 to 2000.

Mark W. Sopp	40	Executive Vice President and Chief Financial Officer since November 2005. Mr. Sopp had served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation since April 2001, prior to which he had served as a Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, since 1998.

Joseph P. Walkush	54	Executive Vice President since July 2000 and a Director since April 1996. Mr. Walkush has held various positions with us from 1976 to 1979 and since 1981, including serving as a Sector Vice President from 1994 to 2000.

John H. Warner, Jr.	65	Executive Vice President since December 2005, Chief Administrative Officer since December 2003, Corporate Executive Vice President from 1996 to 2005 and a Director since 1988. Dr. Warner has held various positions with us since 1973, including serving as Executive Vice President from 1989 to 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Limited Market

Since our inception, we have followed a policy of remaining essentially employee owned. As a result, there has never been a general public market for any of our securities. In order to provide some liquidity for our stockholders, however, we have historically maintained a limited secondary market, which we call the limited market, through our wholly-owned broker-dealer subsidiary, Bull, Inc.

The limited market has permitted existing stockholders to offer for sale shares of Class A common stock on predetermined days which we call a trade date. Historically, there have been four trade dates each year. However, a scheduled trade date could be postponed or cancelled. When we announced our intention to conduct a public offering in September 2005, we postponed a limited market trade originally scheduled for September 2005 to October 2005, and also stated at that time that we believed the October 2005 trade would be the last one conducted before completion of the public offering. However, after the December 2005 postponement of the special meeting of stockholders and the announced delay in our public offering schedule, we conducted a limited market trade in January 2006.

As previously announced, we now plan to complete the public offering in the Fall of 2006, and a limited market trade has been scheduled for June 30, 2006. If the public offering is completed on our current schedule, the June 2006 limited market trade will be the last limited market trade. If, however, the public offering is postponed, we intend to conduct a limited market trade at the same time as the retirement plans trades until the public offering process recommences. In addition to trades currently scheduled for May 12, 2006 (retirement plans only) and June 30, 2006 (retirement plans and limited market trades), a retirement plans trade has been scheduled for October 27, 2006 and at least three additional dates will be announced at which a limited market trade also may be held if the public offering is postponed.

In these trades, participants may offer to buy or sell shares in accordance with the terms of the plans. In addition, we intend to conduct four scheduled trades directly between us and our retirement plans following completion of the public offering in which participants may offer to buy or sell shares in accordance with the terms of the plans. In all these retirement plans trades, we will have the right, but not the obligation, to buy the net balance of shares offered by participants in our retirement plans. In addition, following the public offering, our retirement plans would have the opportunity to convert shares of Class A preferred stock of SAIC, Inc. into common stock of SAIC, Inc. and sell those shares into the public market to the extent permissible under the transfer restrictions on the Class A preferred stock of SAIC, Inc.

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

The purchase of Class A common stock in the limited market is currently restricted to:

•	current employees of SAIC and eligible subsidiaries who desire to purchase Class A common stock in an amount that does not exceed a pre-approved limit established by the board of directors or a designated committee of the board, currently $20,000

•	current employees, consultants and non-employee directors of SAIC and eligible subsidiaries who have been specifically approved by the board of directors or its designated committee or subcommittee to purchase a specified number of shares which may exceed the pre-approved limit

•	trustees or agents of the retirement and benefit plans of SAIC and its eligible subsidiaries

These employees, consultants, directors, trustees and agents are referred to as authorized buyers. No one, other than these authorized buyers, is eligible to purchase Class A common stock in the limited market.

The following shares of Class A common stock, with certain exceptions, may not be sold in the limited market:

•	shares acquired through an option exercise or a vested stock bonus less than six months prior to sale

•	shares acquired through a vesting stock bonus that vested less than six months prior to sale

If the aggregate number of shares offered for sale in the limited market on any trade date is greater than the aggregate number of shares sought to be purchased by authorized buyers, offers by stockholders to sell shares of Class A common stock will be accepted on a pro-rata basis determined by dividing the total number of shares under purchase orders by the total number of shares under sell orders.

We are currently authorized, but not obligated, to purchase shares of Class A common stock in the limited market on any trade date, but only if and to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers, and we, in our discretion, determine to make such purchases. However, the number of shares we may purchase in the limited market on any given trade date is subject to legal and contractual restrictions. Under Delaware law, we may repurchase our shares only out of available surplus. In addition, financial covenants under our credit agreement or agreements we enter into in the future may restrict our ability to repurchase shares. In deciding whether to make such purchases, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the undersubscription in the market. We have purchased a significant amount of Class A common stock in the limited market during recent periods. We purchased a total of 8,359,372 shares on the trade dates in fiscal 2006 and a total of 9,331,128 shares on the trade dates in fiscal 2005. These purchases accounted for 64.4% and 75.4%, respectively, of the total shares purchased by all buyers in the limited market during fiscal 2006 and 2005. Our purchases balanced the number of shares offered for sale by stockholders with the number of shares sought to be purchased by authorized buyers. We may not continue to purchase such excess shares in the future. Accordingly, if the aggregate number of shares offered for sale exceeds the aggregate number of shares sought to be purchased by authorized buyers, and we elect not to participate in a trade or otherwise limit our participation in a trade, our stockholders may be unable to sell all the shares they desire to sell in the limited market. Because no other market exists for our stock, our stockholders may be unable to sell all the shares they desire to sell. In addition, if a limited market trade were undersubscribed and prorated or the liquidity of our stock in the limited market were otherwise impaired, the stock price, as set by the board of directors, could be adversely impacted because the independent appraiser could apply or increase any liquidity discount used in valuing our stock.

During fiscal 2006 and 2005, the trustees of certain of our retirement and benefit plans purchased an aggregate of 1,875,484 and 2,294,161 shares, respectively, in the limited market. These purchases accounted for approximately 14.4% and 18.5% of the total shares purchased by all buyers in the limited market during fiscal 2006 and 2005, respectively. Such purchases may change in the future, depending on the levels of participation in and contributions to such plans and the extent to which such contributions are invested in Class A common stock. In addition, the trustees of our retirement plans are not permitted to purchase shares of our Class A common stock in the limited market unless the stock price established by the board of directors is determined in good faith by the plan fiduciaries, in reliance on an appraisal by an independent appraiser, to be the fair market value of the shares. The inability of the retirement plans to purchase shares in the limited market could adversely impact the liquidity of our stock.

To the extent that purchases by the trustees of our retirement and benefit plans decrease, and purchases by us decrease or do not increase, the ability of stockholders to resell their shares in the limited market will likely be adversely affected. Although all shares of Class A common stock offered for sale were sold in the limited market on each trade date occurring during fiscal 2006 and 2005, a stockholder desiring to sell all or a portion of his or her shares of our Class A common stock on any future trade date in the limited market may not be able to do so.

To the extent that the aggregate number of shares sought to be purchased by authorized buyers exceeds the aggregate number of shares offered for sale by stockholders, we may, but are not obligated to, sell authorized but unissued shares of Class A common stock in the limited market. In making this determination, we will consider a variety of factors, including our cash position and cash flows, investment and capital activities, financial performance, financial covenants, the number of shares outstanding and the amount of the over subscription in the limited market. The final determination is not made before the trade date. In fiscal 2006 and 2005, we did not sell any shares of Class A common stock in the limited market as the number of shares sought to be purchased by authorized buyers did not exceed the number of shares offered for sale by stockholders. To the extent that we choose not to sell authorized but unissued shares of Class A common stock in the limited market, the ability of individuals to purchase shares in the limited market may be adversely affected. We cannot assure our stockholders that they will be able to buy shares of our Class A common stock on any future trade date in the limited market.

Price Determination of Class A Common Stock and Class B Common Stock

Valuation Process

Our board of directors has historically determined the price of the Class A common stock using the valuation process described below. In establishing the stock price, the board of directors considers a broad range of valuation data and financial information, including analysis provided by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., or HLHZ, our independent appraisal firm. The board also considers valuation data and financial information relating to publicly traded companies considered by our appraiser to be comparable to SAIC or relevant to the valuation of our stock. The valuation process includes the valuation formula set forth below, which has an earnings component and an equity component and includes a variable called the market factor. After considering the analysis of the independent appraisal firm and other valuation data and information, the board of directors sets the market factor at the value that causes the formula to yield a stock price that the board believes represents a fair market value for the Class A common stock within a broad range of financial criteria. The stock price and market factor, as determined by the board of directors, remain in effect until subsequently changed by the board of directors or its designated committee.

The Class A common stock is traded in the limited market maintained by Bull, Inc. at the stock price determined by the board of directors. In accordance with our certificate of incorporation, the price of the Class B common stock is equal to 20 times the stock price applicable to the Class A common stock.

Role of Appraiser

In conjunction with the board of directors’ valuation process, HLHZ performs an appraisal of our Class A common stock using market multiple analysis of comparable public companies as part of its methodology to value SAIC as a whole and major business areas of SAIC.

In its appraisal of our stock, HLHZ may apply, and from time to time has applied, a liquidity discount based on its assessment of the liquidity provided by the limited market. HLHZ provides substantial valuation data and analysis, which the board relies upon, among other factors, in establishing the stock price. The data and analysis include the reasonable range of fair market value established by the appraisers. In establishing the range of fair market value, the appraiser considers, among other things, the volatility of the stock prices and implied volatility of stock options of the comparable companies and any significant publicly traded securities that we may own. After the board has established the stock price, HLHZ reviews the price and provides an opinion letter to the board of directors and the SAIC retirement plans committee as to whether the stock price appears to reflect the fair market value of our stock. The trustees of our retirement plans are not permitted to purchase shares of our Class A common stock unless the stock price established by the board of directors is determined in good faith by the plan fiduciaries, in reliance on an appraisal by an independent appraiser, among other factors, to be the fair market value of the shares. If the trustees of our retirement plans are not permitted to purchase shares of our Class A common stock, the liquidity of our stock and our stock price would be adversely impacted.

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

Review of Stock Price

Our board of directors has historically reviewed the stock price at least four times each year, generally during its regularly scheduled board meetings, approximately one week before the four predetermined trade dates. Due to the uncertainty of the completion date of the proposed public offering, the limited market trades and retirement plan transactions have not occurred on a regular basis and the stock price has only been reviewed by the board of directors as necessary to support such trades. When a trade does occur, the board of directors reviews the stock price during the period between a board meeting and the trade date to determine whether the stock price continues to represent a fair market value, and if necessary, modifies the price. The board of directors has authorized its stock policy committee to conduct this review, and, in some instances, the stock policy committee has conducted this review.

Modification of Valuation Process

The board of directors has broad discretion to modify the valuation process. However, the board of directors does not anticipate changing the valuation process unless:

•	a change in the formula or any other aspect of the valuation process used to value the Class A common stock is required under applicable law

•	in the good faith exercise of its fiduciary duties and after consultation with our independent accountants as to whether the change would result in a charge to earnings upon the sale of Class A common stock, the board of directors, including a majority of the directors who are not our employees, determines that the valuation process no longer results in a fair market value for the Class A common stock

•	in the good faith exercise of its fiduciary duties, the board of directors, including a majority of directors who are not our employees, after consulting with an independent appraisal firm, determines that a change in the formula or any other aspect of the valuation process is appropriate and that the stock price established by the board of directors through the modified valuation process reflects a fair market value of the Class A common stock

Historical Stock Prices

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

The values of the variables of the stock price formula presented in the following table reflect the financial data that existed at the time of each stock price determination and have not been adjusted to reflect the restatement of our consolidated financial statements in fiscal 2003, 2004 and the first quarter of fiscal 2005 or Telcordia discontinued operations.

Date	Market Factor	“E” or Adjusted Stockholders’ Equity(1)	“W1” or Shares Outstanding(2)	“P” or Adjusted Earnings(3)	“W” or Weighted Avg. Shares Outstanding(4)	Price Per Share of Class A Common Stock	Price Per Share of Class B Common Stock	Percentage Price Change(5)
April 16, 2004	2.30	$2,190,267,000	191,418,123	$375,064,000	188,561,115	$37.34	$746.80	2.2%
July 16, 2004	2.20	$2,261,422,000	191,943,098	$386,692,000	188,653,945	$37.31	$746.20	(0.1)%
October 8, 2004	2.30	$2,283,435,000	189,671,084	$378,169,000	188,637,287	$38.14	$762.80	2.2%
January 14, 2005	2.50	$2,304,706,000	188,204,746	$376,716,000	188,302,652	$40.55	$811.00	6.3%
April 8, 2005	2.80	$2,891,459,000	186,780,832	$317,202,000	187,634,157	$42.27	$845.40	4.2%
June 10, 2005	2.90	$2,800,164,000	183,331,888	$300,756,000	186,096,747	$41.80	$836.00	(1.1)%
October 7, 2005	2.80	$2,834,277,000	181,337,258	$322,016,000	183,804,842	$43.39	$867.80	3.8%
December 23, 2005	2.90	$2,838,172,000	179,685,724	$311,605,000	181,872,078	$43.92	$878.40	1.2%
January 6, 2006	2.90	$2,838,178,000	179,685,724	$311,605,000	181,872,078	$43.92	$878.40	0%

(1)	“E” is our stockholders’ equity at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur, adjusted to reflect the value of publicly traded equity securities classified as investments in marketable securities, as well as the profit or loss impact, if any, on stockholders’ equity arising from investment activities, non-recurring gains or losses on sales of business units, subsidiary common stock, or similar transactions closed, as of the valuation date.

(2)	“W1” is the number of outstanding common shares and common share equivalents at the end of the fiscal quarter immediately preceding the date on which a price determination is to occur.

(3)

“P” is our operating income for the four fiscal quarters immediately preceding the price determination, net of taxes, excluding investment activities, losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and including our equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. The aggregate amount of these items on a pre-tax basis is disclosed as “segment operating income” in our consolidated quarterly and annual financial statements filed with the SEC. The operations of our former subsidiary, Telcordia Technologies, Inc. were classified as discontinued operations as of January 31, 2005 and are no longer reflected in operating income. Beginning with the April 8, 2005 stock price determination, the “P” variable of the formula no longer includes the operations of Telcordia Technologies, Inc. The amounts shown for “P” prior to April 8, 2005 have not been adjusted to reflect the discontinued operations classification.

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

Holders of Class A Common Stock and Class B Common Stock

As of April 21, 2006, there were 37,030 holders of record of Class A common stock and 188 holders of record of Class B common stock. Substantially all of the Class A common stock and the Class B common stock is owned of record or beneficially by our current and former employees, directors and consultants and their respective family members and by our various employee benefit plans.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. However, in conjunction with the proposed public offering, the board of directors intends to declare a special dividend that would be paid to the holders of our common stock as of a record date that would be set by the board of directors. Payment would be conditioned upon completion of the public offering and it is anticipated that the dividend would be paid within 25 days after the completion of the public offering. The special dividend is expected to range from approximately $8 to $10 per share of the Class A common stock and from approximately $160 to $200 per share of the Class B common stock. The exact amount of the proposed special dividend and any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, applicable contractual restrictions and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

As of April 21, 2006, there were 517,141 shares of our Class A common stock outstanding which were issued by us to non-affiliates since February 1, 2005 in transactions that were not registered under the Securities Act. These shares are considered restricted securities (as that term is defined in Rule 144 under the Securities Act) and, subject to any contractual restrictions and our right of first refusal, may become eligible for resale under Rule 144(k) as follows:

Date Holding Period Expires	Number of Class A Shares
August 8, 2006	83,209
October 6, 2006	43,586
May 11, 2007	390,346

Purchases of Equity Securities

The following table presents repurchases of our common stock for the quarter ended January 31, 2006:

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2005 – November 30, 2005	367,076	$43.39	—	—
December 1, 2005 – December 31, 2005	2,631,689	43.82	—	—
January 1, 2006 – January 31, 2006	3,754,227	43.92	—	—

Total	6,752,992	$43.85	—	—

(1)	Includes shares purchased by SAIC or affiliated purchasers as follows:

	November	December	January
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	320,186	190,229	746,063
From former employees, directors, consultants or other entities pursuant to SAIC’s right of repurchase upon termination of affiliation as set forth in its Certificate of Incorporation or pursuant to SAIC’s contractual right of repurchase	42,716	—	—
In the limited market:
by SAIC	—	—	2,140,881
by the trustees of SAIC’s retirement plans	—	—	139,174
From SAIC’s retirement plans	—	1,972,034	487,337
In privately negotiated transactions	4,174	469,426	240,772

Total	367,076	2,631,689	3,754,227

(2)	Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of SAIC’s retirement plans or SAIC’s non-qualified stock plans for the benefit of the plans’ participants, (iii) shares forfeited to SAIC without the payment of any consideration to the holder or (iv) newly issued shares acquired by SAIC in connection with employee exercise of non-qualified stock options to satisfy employees statutory tax withholding obligations related to the options.

Item 6. Selected Financial Data

You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated financial data presented below under “Consolidated Statement of Income Data” for the years ended January 31, 2006, 2005 and 2004 and the selected consolidated financial data presented below under “Consolidated Balance Sheet Data” as of January 31, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data presented below under “Consolidated Statement of Income Data” for the years ended January 31, 2003 and 2002 and under “Consolidated Balance Sheet Data” as of January 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements not included in this report.

	Year Ended January 31
	2006	2005	2004	2003	2002
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenues	$7,792	$7,187	$5,833	$4,835	$4,374
Cost of revenues	6,801	6,283	5,053	4,169	3,786
Selling, general and administrative expenses	494	418	378	347	352
Goodwill impairment	—	—	7	13	—
Gain on sale of business units, net	—	(2)	—	(5)	(10)

Operating income	497	488	395	311	246
Net (loss) gain on marketable securities and other investments, including impairment losses (1)	(15)	(16)	5	(134)	(456)
Interest income	97	45	49	37	50
Interest expense	(89)	(88)	(80)	(45)	(14)
Other income (expense), net	7	(12)	5	6	10
Minority interest in income of consolidated subsidiaries	(13)	(14)	(10)	(7)	(5)

Income (loss) from continuing operations before income taxes	484	403	364	168	(169)
Provision (benefit) for income taxes	139	131	140	61	(80)

Income (loss) from continuing operations	345	272	224	107	(89)
Income from discontinued operations, net of tax	582	137	127	152	107
Cumulative effect of accounting change, net of tax (2)	—	—	—	—	1

Net income	$927	$409	$351	$259	$19

Earnings per share: (2)
Basic:
Income (loss) from continuing operations	$1.98	$1.49	$1.22	$.55	$(.41)
Income from discontinued operations	3.35	.74	.68	.77	.50

	$5.33	$2.23	$1.90	$1.32	$.09

Diluted:
Income (loss) from continuing operations	$1.92	$1.45	$1.19	$.53	$(.41)
Income from discontinued operations	3.23	.73	.67	.75	.50

	$5.15	$2.18	$1.86	$1.28	$.09

Common equivalent shares:
Basic	174	183	185	196	215

Diluted	180	188	189	203	215

	As of January 31
	2006	2005	2004	2003	2002
	(in millions)
Consolidated Balance Sheet Data:
Total assets	$5,655	$6,010	$5,540	$4,876	$4,678
Working capital (3)	2,912	2,687	2,230	1,967	875
Long-term debt	1,192	1,215	1,232	897	100
Other long-term liabilities	111	99	86	75	48
Stockholders’ equity	2,807	2,351	2,203	2,020	2,524

(1)	Includes impairment losses of $108 million and $467 million on marketable equity securities and other private investments in 2003 and 2002, respectively.

(2)	The 2002 amount includes the cumulative effect of an accounting change for the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

(3)	Working capital for fiscal 2004 and 2002 excludes the effect of reclassifications for discontinued operations that were made in fiscal 2005 and 2003 in order to conform the fiscal 2004 and 2002 consolidated balance sheets to reflect discontinued operations that occurred in fiscal 2005 and 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Item 1A. Risk Factors—Forward-Looking Statement Risks” in Part I of this Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Risk Factors.”

Unless otherwise noted, references to years are for fiscal years ended January 31, not calendar years. For example, we refer to the fiscal year ended January 31, 2006 as fiscal 2006.

Overview

We are a leading provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, as well as to customers in selected commercial markets. We have three reportable segments: Government, Commercial, and Corporate and Other. Except in “—Discontinued Operations,” all amounts in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations only.

Government Segment. Through the Government segment, we provide systems engineering, systems integration and advanced technical services and solutions primarily to U.S. federal, state and local government agencies and foreign governments. Revenues from our Government segment accounted for 94% of our total consolidated revenues in fiscal 2006 and 2005 and 93% of our total consolidated revenues in fiscal 2004. Within the Government segment, substantially all of our revenues are derived from contracts with the U.S. Government. Revenues from contracts with the U.S. Government accounted for 89%, 86% and 85% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. These revenues include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor.

In the period since the September 11, 2001 terrorist attacks, U.S. Government spending has increased in response to the global war on terror and efforts to transform the U.S. military. This increased spending has had a favorable impact on our business. Our results have also been favorably impacted by increased outsourcing of information technology (IT) and other technical services by the U.S. Government. However, these U.S. Government spending levels may not continue and future levels of spending and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Such changes in spending authorizations and budgetary priorities could occur due to the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending or other factors. In addition, the U.S. Government conducted its Quadrennial Defense Review in government fiscal 2005 and 2006, the results of which may significantly affect future defense budgets and priorities, including programs from which we have and expect to derive a significant portion of our revenues.

Competition for contracts with the U.S. Government is intense. In recent years, the U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various products or services at established general terms and conditions. Such processes include purchasing services and solutions using indefinite delivery / indefinite quantity (IDIQ), government-wide acquisition contract (GWAC), and U.S. General Services Administration (GSA) award contract vehicles. This trend has served to increase competition for U.S. Government contracts and increase pressure on the prices we charge for our services. See “Item 1A. Risk Factors—Risks Relating to Our Business” and “Item 1. Business—Contracts” in Part I of this Form 10-K.

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in selected commercial markets, currently IT support for oil and gas exploration and production, applications and IT infrastructure management for utilities and data lifecycle management for pharmaceuticals. We provide our Commercial segment customers with systems integration and advanced technical services and solutions we have developed for the commercial marketplace, often based on expertise developed in serving our Government segment customers. Revenues from our Commercial segment accounted for 7% of our total consolidated revenues in fiscal 2006, 2005 and 2004. Revenues from our Commercial segment are primarily driven by our customers’ desire to reduce their costs related to IT management and other complex technical functions by outsourcing to third-party contractors.

Corporate and Other Segment. Our Corporate and Other segment includes the operations of our broker-dealer subsidiary, Bull, Inc., our internal real estate management subsidiary, Campus Point Realty Corporation, and various corporate activities, including elimination of intersegment revenues. We expect that the operations of Bull, Inc. will cease if we complete the public offering. Our Corporate and Other segment does not contract with third parties for the purpose of generating revenues. However, for internal management reporting purposes, we record certain revenue and expense items incurred by the Government and Commercial segments in the Corporate and Other segment in certain circumstances as determined by our chief operating decision-maker (currently our Chief Executive Officer).

Key Financial Metrics

Sources of Revenues

Contracts. We generate revenues under the following types of contracts: (1) cost-reimbursement, (2) time-and-materials (T&M), (3) fixed price level-of-effort, (4) firm fixed-price (FFP) and (5) target cost and fee with risk sharing. Cost-reimbursement contracts provide for reimbursement of our direct costs and allocable indirect costs, plus a fee or profit component. T&M contracts typically provide for the payment of negotiated fixed hourly rates, which include allocable indirect costs and fees for labor hours plus reimbursement of our other direct costs. Fixed price level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the labor hours provided to the customer. FFP contracts provide for payments to us of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP target costs, we can generate more or less than the targeted amount of profit or even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs, plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as an additional fee or profit. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

The following table summarizes revenues by contract type as a percentage of total contract revenues for the last three fiscal years:

	Year Ended January 31
	2006	2005	2004
Cost-reimbursement	46%	44%	45%
T&M and fixed price level-of-effort	35	38	38
FFP and target cost and fee with risk sharing	19	18	17

Total	100%	100%	100%

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

The following table summarizes labor-related revenues and M&S revenues as a percentage of total consolidated revenues for the last three fiscal years:

	Year Ended January 31
	2006	2005	2004
Labor-related	63%	64%	68%
M&S	37	36	32

Total	100%	100%	100%

The growth of our business is directly related to the receipt of contract awards, the ability to hire personnel to perform on service contracts and contract performance. In fiscal 2006, we derived more than $10 million in annual revenues from each of 106 contracts, compared to 91 and 66 contracts in fiscal 2005 and 2004, respectively. These larger contracts represented 38%, 35% and 31% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. We recognized more than $50 million in annual revenues from ten contracts in fiscal 2006, compared to nine and eight contracts in fiscal 2005 and 2004, respectively. The remainder of our revenues is derived from a large number of smaller contracts with annual revenues of less than $10 million.

We recognize revenues under our contracts primarily using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. The contracting process used for procurement, including IDIQ, GWAC and GSA Schedule, does not determine revenue recognition. See “—Critical Accounting Policies.”

Backlog. Total consolidated negotiated backlog consists of funded backlog and negotiated unfunded backlog. Government segment funded backlog primarily represents the portion of backlog for which funding is appropriated and is payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform less revenues previously recognized on these contracts. Our funded backlog in the Government segment does not include the full potential value of our contracts because the U.S. Government and our other customers often appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. When a definitive contract or contract amendment is executed and funding has been appropriated or otherwise authorized, funded backlog is increased by the difference between the funded dollar value of the contract or contract amendment and the revenues recognized to date. Negotiated unfunded backlog represents (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, GWAC or GSA Schedule contract vehicles.

The approximate value of our total consolidated negotiated backlog for the last three fiscal years was as follows:

	January 31
	2006	2005	2004
	(in millions)

Government Segment:
Funded backlog	$3,398	$3,333	$3,127
Negotiated unfunded backlog	11,169	9,656	7,359

Total negotiated backlog	$14,567	$12,989	$10,486

Commercial Segment:
Funded backlog	$490	$313	$228
Negotiated unfunded backlog	5	114	187

Total negotiated backlog	$495	$427	$415

Total Consolidated:
Funded backlog	$3,888	$3,646	$3,355
Negotiated unfunded backlog	11,174	9,770	7,546

Total consolidated negotiated backlog	$15,062	$13,416	$10,901

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract or purchase order at any time. In addition, certain contracts and purchase orders in the Commercial segment may include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. See “Item 1A. Risk Factors—Risks Relating to Our Business—We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our future revenues and growth prospects” in Part I of this Form 10-K.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues includes direct labor and related fringe benefits and direct expenses incurred to complete contracts and task orders. Cost of revenues also includes subcontract work, consultant fees, materials, depreciation, certain management information systems expenses and overhead. Overhead consists of indirect costs relating to operations, rent/facilities, administration, travel and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts and administration, human resources and certain management information systems expenses. SG&A also includes bid-and-proposal and independent research and development expenses.

Factors Affecting Our Results of Operations

Greek Contract. Our contract with the Greek government as described in “—Commitments and Contingencies” continues to adversely impact our results of operations. Based on the results of recent activities conducted to review the omissions and deviations identified by the Hellenic Republic of Greece (the Customer) and additional communication with the Customer, we recorded total contract losses of $83 million in fiscal 2006. This compares to contract losses of $34 million for fiscal 2005. We have recognized $121 million of contract losses since the inception of this contract. This contract may continue to have an adverse impact on our results of operations.

Acquisitions. We acquire businesses in our key markets when opportunities arise. We completed four acquisitions in fiscal 2006 for a total purchase price of $234 million. In fiscal 2005, we acquired four businesses for an aggregate purchase price of $236 million and in fiscal 2004, we acquired 10 businesses for an aggregate purchase price of $289 million. We expect the use of cash to acquire businesses will increase in the future. If we complete the public offering, we may also use shares of SAIC, Inc. common stock for acquisitions.

Dispositions. As part of our ongoing strategic planning, we have exited, and may in the future exit, certain businesses from time to time. In March 2005, we sold Telcordia Technologies, Inc. (Telcordia) and recognized a gain before income taxes of $871 million in fiscal 2006. This transaction is reflected as discontinued operations for all periods presented. Prior to the sale, Telcordia’s revenues were 1%, 11% and 13% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively.

Proposed Public Offering

On September 1, 2005, our newly formed wholly-owned subsidiary, SAIC, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) for an initial public offering of common stock (public offering). The principal purpose of the public offering is to better enable us to use our cash and cash flows generated from operations to fund internal growth and to use both cash and common stock to finance growth through acquisitions. Creating a public market for our common stock will eliminate our use of cash to provide liquidity to our stockholders by repurchasing their shares in the limited market or in other transactions.

Before we can complete the public offering, we must obtain the approval of our stockholders. SAIC, Inc. also filed with the SEC a registration statement on Form S-4 and we delivered to our stockholders a proxy statement/prospectus to obtain stockholder approval of a merger agreement pursuant to which we would become a wholly-owned subsidiary of SAIC, Inc. After the merger, SAIC, Inc. intends to offer its shares of common stock to the public. A special meeting of the stockholders that was previously scheduled for December 16, 2005 to vote on the merger was postponed due to developments regarding the firm fixed-price contract with the Greek

Government as described in “—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government.” We intend to reschedule the special meeting of the stockholders and, subject to stockholder approval of the merger agreement, satisfactory market conditions and other factors, complete the merger and the public offering in the Fall of 2006.

In conjunction with the public offering, the board of directors intends to declare a special dividend that will be paid to the holders of our common stock as of a record date that will be set by the board of directors. Payment will be conditioned upon completion of the public offering and it is anticipated that the dividend will be paid within 25 days after the completion of the public offering. The special dividend is expected to range from approximately $8 to $10 per share of our Class A common stock and from approximately $160 to $200 per share of our Class B common stock.

The Limited Market

There has been no public trading market for our common stock. However, we have maintained a limited secondary market for our common stock, which we call the limited market, through our broker-dealer subsidiary, Bull, Inc. The limited market has enabled our stockholders to submit offers to buy and sell our common stock on predetermined trade dates. Although we were not contractually required to do so, on all trade dates for the periods presented, we have repurchased the excess of the number of shares offered for sale over the number of shares sought to be purchased in order to improve the liquidity of the shares held by our stockholders. In fiscal 2006, 2005 and 2004, we repurchased $818 million, $607 million and $451 million of our common stock, respectively.

If we complete the public offering as described in “—Proposed Public Offering,” shares of SAIC, Inc. common stock would be publicly traded and SAIC, Inc. Class A preferred stock could be converted into SAIC, Inc. common stock and be available for sale in the public market as the applicable transfer restriction periods lapse. If we complete the public offering and a public market is created for SAIC, Inc. common stock, we expect to cease repurchases of our stock from our stockholders through the limited market and wind up the operations of Bull, Inc. A limited market trade has been scheduled for June 30, 2006, which is expected to be the last limited market trade assuming that the public offering is completed in the Fall of 2006. If, however, the public offering is postponed, we intend to conduct a limited market trade at the same time as the retirement plans trades until the public offering process recommences. In addition to trades currently scheduled for May 12, 2006 (retirement plans only) and June 30, 2006 (retirement plans and limited market trades), a retirement plans trade has been scheduled for October 27, 2006 and at least three additional dates will be announced at which a limited market trade also may be held if the public offering is postponed.

In these trades, participants may offer to buy or sell shares in accordance with the terms of the plans. In addition, we intend to conduct four scheduled trades for our retirement plans following completion of the public offering in which participants may offer to buy or sell shares in accordance with the terms of the plans. In all these trades, we will have the right, but not the obligation, to buy the net balance of shares offered by participants in our retirement plans. If the public offering is completed, the retirement plans will have the opportunity to convert shares of SAIC, Inc. Class A preferred stock into SAIC, Inc. common stock and sell those shares into the public market to the extent permissible under the transfer restrictions on the SAIC, Inc. Class A preferred stock. These trades are intended to provide participants with liquidity to the extent permitted under the plans. See “—Liquidity and Capital Resources—Historical Trends—Cash Used in Financing Activities of Continuing Operations.”

Results of Operations

The following table summarizes our consolidated results of operations for the last three fiscal years:

	Year Ended January 31
	2006	Percent change	2005	Percent change	2004
	(dollars in millions)
Revenues	$7,792	8%	$7,187	23%	$5,833
Cost of revenues	6,801	8	6,283	24	5,053
Selling, general and administrative expenses	494	18	418	11	378
Operating income	497	2	488	24	395
As a percentage of revenues	6.4%		6.8%		6.8%
Non-operating expense, net	(13)	(85)	(85)	174	(31)
Provision for income taxes, continuing operations	139	6	131	(6)	140
Income from continuing operations	345	27	272	21	224
Income from discontinued operations, net of tax	582	325	137	8	127
Net income	927	127	409	17	351

Revenues. Total consolidated revenues increased 8% and 23% in fiscal 2006 and 2005, respectively, due to a combination of growth in revenues from our U.S. Government customers as well as growth through the acquisition of new businesses. Approximately five percentage points of the consolidated fiscal 2006 growth was a result of acquisitions, compared to six percentage points of the fiscal 2005 growth. Consolidated internal, or non-acquisition related, growth was three percentage points in fiscal 2006 as compared with 17 percentage points in fiscal 2005. We calculate internal growth by comparing our current period reported revenue to prior period revenue adjusted to include the revenue of acquired companies for the comparable prior periods for which they are included in the current period.

The strong internal growth in fiscal 2005 was due primarily to increased work on several large systems integration and engineering programs with our U.S. Government customers which included significant M&S efforts. These large systems and engineering programs had relatively high revenues in fiscal 2005 as compared to fiscal 2006. Additional growth was achieved through higher revenues from the sale to our commercial customers of security systems used to protect ports, cargo terminals and containers.

The following table summarizes changes in segment revenues on an absolute basis and as a percentage of total consolidated revenues for the last three fiscal years:

	Year Ended January 31
						Segment revenues as a percentage of total consolidated revenues
	2006	Percent change	2005	Percent change	2004	2006	2005	2004
	(dollars in millions)
Government segment revenues	$7,289	8%	$6,738	24%	$5,426	94%	94%	93%
Commercial segment revenues	533	2	521	24	419	7	7	7
Corporate and Other revenues	(30)	—	(72)	—	(12)	(1)	(1)	—

The growth in our Government segment revenues for fiscal 2006 was the result of growth in our traditional business areas with departments and agencies of the U.S. Government as well as growth through the acquisition of new businesses. Approximately five percentage points of the fiscal 2006 growth in the Government segment revenues was a result of acquisitions made in fiscal 2006, while the remaining three percentage points represented internal growth. This compares to six percentage points of acquisition-related growth versus 18 percentage points of internal growth for fiscal 2005. The internal growth in our Government segment revenues in fiscal 2006 and 2005 reflects an increase in contract awards from the U.S. Government and increased budgets of our customers, particularly in our business areas providing services to the Department of Defense. Revenue growth declined in fiscal 2006 compared to fiscal 2005 due to several large systems integration, engineering and M&S programs, which had relatively high revenues in fiscal 2005 as compared to fiscal 2006, and funding delays in the Homeland Security and Defense business area and in our naval maintenance engineering and technical support services area.

The percentage of total consolidated revenues from U.S. Government customers representing greater than 10% of our total consolidated revenues were as follows:

	Year Ended January 31
	2006	2005	2004
U.S. Army	16%	13%	13%
U.S. Navy	14	13	12
U.S. Air Force	10	11	11

Fiscal 2006 Commercial segment revenues remained relatively consistent with fiscal 2005 revenues. The increase in our Commercial segment revenues in fiscal 2005 was attributable principally to higher revenues from the sale of security systems used to protect ports, cargo terminals and containers, including revenues from a Canadian security system business acquired late in fiscal 2004. In fiscal 2005, four percentage points of the increase in revenues was attributable to exchange rate changes between the U.S. dollar and the British pound, which caused a relatively constant level of local U.K. revenues to be translated into a higher level of U.S. dollars. Revenues from our U.K. subsidiary represented 32%, 31% and 33% of the Commercial segment revenues in fiscal 2006, 2005 and 2004, respectively.

The Corporate and Other segment includes the elimination of intersegment revenues of $3 million, $45 million and $25 million in fiscal 2006, 2005 and 2004, respectively. The remaining balance for each of the years represents the net effect of various revenue items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segment and instead are reflected in the Corporate and Other segment.

The following table presents our consolidated revenues on the basis of how such revenues were earned for the last three fiscal years:

	Year Ended January 31
	2006	Percent change	2005	Percent change	2004
	(dollars in millions)
Labor-related	$4,880	6%	$4,603	16%	$3,977
M&S	2,912	13	2,584	39	1,856

The increases in labor-related revenues are attributable to greater employee utilization and overall increases in our technical staff. At the end of fiscal 2006, we had approximately 43,600 full-time and part-time employees compared to 42,400 and 39,300 at the end of fiscal 2005 and 2004, respectively. The increase in M&S revenues in fiscal 2006 is primarily related to the overall growth and acquisitions in the logistics and product support business areas and, in fiscal 2005, certain systems engineering and integration contracts in the Government segment that had significant quantities of materials that were delivered and integrated.

Cost of Revenues. The following table summarizes cost of revenues as a percentage of revenues for the last three fiscal years:

	Year Ended January 31
	2006	2005	2004
Total consolidated cost of revenues as a percentage of total consolidated revenues	87.3%	87.4%	86.6%

Segment cost of revenues as a percentage of segment revenues:
Government segment	88.3	87.9	87.1
Commercial segment	74.2	75.5	75.3

Total consolidated cost of revenues as a percentage of total consolidated revenues decreased slightly in fiscal 2006 as compared with fiscal 2005 and reflected the following factors: (1) improved contract margins, greater direct labor utilization and lower employee fringe benefit expenses related to changes in our retirement and bonus compensation plans, which decreased cost of revenues as a percentage of total consolidated revenues, and (2) the adverse impact of Greek contract losses of $83 million, which increased cost of revenues as a percentage of total consolidated revenues. During fiscal 2006, in part to encourage employee retention, we decided to provide a higher portion of our bonus compensation plan awards in the form of vesting stock as compared to vested stock. Vesting stock bonus expense is recognized over the period in which the employee provides service, generally four years. This decision had the effect of reducing the estimated bonus compensation expense by approximately $10 million in fiscal 2006 compared to the expense that would have been recognized for a fully vested stock and cash bonus. Total consolidated cost of revenues as a percentage of total consolidated revenues includes a portion of the Corporate and Other segment operating loss as described in “—Segment Operating Income.”

Government segment cost of revenues increased by $515 million or 9% on an absolute basis and as a percentage of segment revenues in fiscal 2006 primarily due to the $83 million Greek contract losses, partially offset by improved contract margins in the remainder of the segment and greater direct labor utilization. Government segment cost of revenues increased $1.2 billion or 25% on an absolute basis and as a percentage of segment revenues in fiscal 2005 primarily due to Greek contract losses of $34 million and lower margins realized on the higher level of M&S revenues in fiscal 2005 as compared with fiscal 2004.

Commercial segment cost of revenues increased by $2 million or 1% on an absolute basis and decreased as a percentage of segment revenues in fiscal 2006, primarily reflecting improved contract margins. Commercial segment cost of revenues as a percentage of segment revenues did not change significantly between fiscal 2005 and 2004.

Selling, General and Administrative Expenses. The following table summarizes SG&A as a percentage of revenues for the last three fiscal years:

	Year Ended January 31
	2006	2005	2004
Total consolidated SG&A as a percentage of total consolidated revenues	6.3%	5.8%	6.5%

Segment SG&A as a percentage of segment revenues:
Government segment	4.8	4.2	4.7
Commercial segment	17.3	16.1	18.1

Total consolidated SG&A increased $76 million or 18% in fiscal 2006 and $40 million or 11% in fiscal 2005 on an absolute basis. SG&A increased in fiscal 2006 primarily due to increasing IT and other infrastructure expenditures in support of current and anticipated future growth, including $9 million in public offering related costs which were expensed due to the postponement of our public offering. Additionally, we incurred a higher amount of amortization expense on intangible assets due to our increased volume of acquisitions. During fiscal 2006, we reversed a previously accrued expense of $10 million related to a class action lawsuit that was dismissed by plaintiffs without prejudice in September 2005. This reversal is reflected in the Corporate and Other segment. SG&A decreased as a percentage of total consolidated revenues in fiscal 2005 due to the factors noted below for our Government and Commercial segments and an $18 million gain on the sale of land and buildings reflected in our Corporate and Other segment.

Government segment SG&A increased $64 million or 22% in fiscal 2006 and $34 million or 14% in fiscal 2005 on an absolute basis. Government segment SG&A increased as a percentage of revenues in fiscal 2006 primarily due to increasing IT and other infrastructure expenditures in support of current and anticipated future growth. We expect to maintain this higher level of expense throughout fiscal 2007. Additionally, we incurred a higher amount of amortization expense on intangible assets due to our increased volume of acquisitions, primarily focused in our Government segment. Government segment SG&A decreased as a percentage of segment revenues in fiscal 2005 primarily because revenues grew more quickly than our SG&A expenses during fiscal 2005. During fiscal 2004, we recorded workforce reduction and realignment charges of $8 million stemming from efforts to reorganize and streamline some of our operations to better align ourselves with major customers and key markets.

Government segment G&A costs increased $56 million or 29% in fiscal 2006 as compared with fiscal 2005. As a percentage of segment revenues, G&A costs were 3.4% in fiscal 2006 compared to 2.8% in fiscal 2005. Bid-and-proposal costs increased $6 million or 8% on an absolute basis in fiscal 2006 compared to the prior year. The level of bid-and-proposal activities fluctuates depending on the timing of bidding opportunities. Government segment independent research and development costs have remained relatively consistent as a percentage of segment revenues.

Commercial segment SG&A increased $8 million or 10% in fiscal 2006 and $8 million or 11% in fiscal 2005 primarily due to an increase in headcount and other infrastructure expenditures. Commercial segment SG&A decreased as a percentage of segment revenues in fiscal 2005 primarily because revenue grew more quickly than our SG&A expenses in that year.

Segment Operating Income. We use segment operating income (SOI) as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less non-recurring gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, and minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a comprehensive view of our ongoing business operations and is therefore useful in understanding our operating results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned consolidated subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation. Effective in fiscal 2006, we no longer allocated an internal interest charge or credit to our operating segments as a measure of their effective management of operating capital.

In accordance with SFAS No. 131, for fiscal 2006, 2005 and 2004, the reconciliation of total reportable SOI of $491 million, $470 million and $401 million, respectively, to consolidated operating income of $497 million, $488 million and $395 million, respectively, is shown in Note 2 of the notes to consolidated financial statements.

The following table, with prior year information reclassified for the internal interest change noted above, summarizes changes in SOI on an absolute basis and as a percentage of related revenues:

	Year Ended January 31
						SOI as a percentage of related revenues
	2006	Percent change	2005	Percent change	2004	2006	2005	2004
	(dollars in millions)
Total reportable SOI	$491	4%	$470	17%	$401	6.3%	6.5%	6.9%
Government SOI	499	(3)	516	17	442	6.8	7.7	8.1
Commercial SOI	37	(8)	40	43	28	6.9	7.7	6.7
Corporate and Other segment operating loss	(45)	—	(86)	—	(69)	—	—	—

The fiscal 2006 increase in total reportable SOI primarily reflects decreased operating loss within the Corporate and Other segment and improved contract margins and greater direct labor utilization in the Government segment, partially offset by the Greek contract losses of $83 million and increases in SG&A expenses. The fiscal 2005 increase in total reportable SOI primarily reflects our overall revenue growth and lower SG&A expenses as a percentage of revenues.

The fiscal 2006 decrease in Government SOI primarily reflects losses of $83 million on our Greek contract and an increase in SG&A caused by higher spending on our IT and other infrastructure areas and higher bid-and-proposal costs. Partially offsetting the impact of the Greek contract losses were improved contract margins with respect to other contracts in the Government segment and greater direct labor utilization. The fiscal 2005 increase in Government SOI, on an absolute basis, reflects the increase in segment revenues and lower SG&A expenses as a percentage of revenues. However, the fiscal 2005 decrease in Government SOI as a percentage of segment revenues reflects lower margins earned on the higher level of M&S revenues and losses on the Greek contract of $34 million.

Growth in commercial segment revenues during fiscal 2006 was not sufficient to cover increases in Commercial segment cost of revenues and SG&A expenses. The fiscal 2005 increase in our Commercial SOI, on an absolute basis and as percentage of revenues, was primarily attributable to growth in revenues and improved contract margins which more than offset increases in SG&A expenses in fiscal 2005.

The decrease in our fiscal 2006 Corporate and Other segment operating loss was primarily due to lower intersegment revenue eliminations of $42 million, lower accrued fringe benefit expenses related to our retirement and bonus compensation plans for employees in all segments and the reversal to income of an accrued expense recorded in fiscal 2005 of $10 million related to a class action lawsuit that was dismissed by plaintiffs without prejudice in fiscal 2006. These fiscal 2006 declines were partially offset by increases in IT and other infrastructure expenditures in support of current and anticipated growth. The increase in our fiscal 2005 Corporate and Other segment operating loss was primarily related to higher unallocated accrued incentive compensation costs as a result of improved SOI in our Government segment and an increase in certain revenue and expense items recorded within Corporate and Other and excluded from other segments’ operating performance as well as $10 million related to the class action lawsuit described above. Partially offsetting the fiscal 2005 increase in Corporate and Other segment operating loss is an $18 million gain on the sale of land and buildings at two different locations.

Other Income Statement Items

Net (Loss) Gain on Marketable Securities and Other Investments, Including Impairment Losses. Net loss on marketable securities and other investments, including impairment losses, reflects gains or losses and other-than-temporary impairment losses on our investments that are accounted for as marketable equity or debt securities or as cost method investments and are part of non-operating income or expense. Due to the non-routine nature of the transactions that are recorded in this financial statement line item, significant fluctuations from year to year are not unusual.

Components of this financial statement line item are as follows:

	Year Ended January 31
	2006	2005	2004
	(in millions)
Impairment losses on marketable securities and other investments	$(6)	$(20)	$(19)
Net (loss) gain on sale of marketable securities and other investments	(9)	4	24

	$(15)	$(16)	$5

Substantially all of the impairment losses in fiscal 2006, 2005 and 2004 were related to our private equity securities. The carrying value of our private equity securities as of January 31, 2006 was $38 million. The gross realized losses on the sale of investments in fiscal 2006 were primarily due to the liquidation of fixed rate securities prior to their stated maturities to achieve greater liquidity. The market value of these securities has recently been negatively impacted by rising interest rates.

The net gain on sale of investments in fiscal 2004 was primarily from the sale of our investment in publicly-traded equity securities of Tellium, Inc., which resulted in a gain before income taxes of $17 million.

Goodwill Impairment. We did not record any impairment of goodwill during fiscal 2006 or 2005. During fiscal 2004, as a result of the loss of certain significant contracts and proposals related to a reporting unit, we determined that goodwill assigned to that reporting unit had become impaired and we recorded goodwill impairment charges of $7 million. Impairment losses on intangible assets were not material in fiscal 2006 and 2005. There were no intangible asset impairments in fiscal 2004.

Interest Income and Interest Expense. Interest income increased by $52 million or 116% and decreased $4 million or 8% in fiscal 2006 and 2005, respectively. During fiscal 2006, average interest rates increased significantly and our average cash balances increased over fiscal 2005. During fiscal 2005, average interest rates increased slightly while our average cash balances remained consistent with 2004 levels. In fiscal 2004, interest income increased primarily as a result of interest received from a favorable audit settlement with the Internal Revenue Service (IRS) for a refund of research tax credits.

Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. Interest expense remained consistent in fiscal 2006 compared to fiscal 2005. Interest expense increased $8 million in fiscal 2005 primarily as a result of interest on $300 million aggregate amount of our 5.5% notes that were issued in the second quarter of fiscal 2004 and outstanding for a full year in fiscal 2005.

As more fully described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 8 of the notes to consolidated financial statements, we are currently exposed to interest rate risks, foreign currency risks and equity price risks that are inherent in the financial instruments arising from transactions entered into in the normal course of business. We will from time to time use derivative instruments to manage this risk. The derivative instruments we currently hold have not had a material impact on our consolidated financial position or results of operations. Net losses from derivative instruments in fiscal 2006, 2005 and 2004 were not material.

Other Income (Expense). Other income (expense) includes our equity interest in the earnings (loss) and other-than-temporary impairment losses on equity method investees.

Components of this financial statement line item are as follows:

	Year Ended January 31
	2006	2005	2004
	(in millions)
Equity interest in earnings (loss)	$5	$(6)	$5
Impairment losses on equity method investees	—	(9)	—
Other	2	3	—

	$7	$(12)	$5

In fiscal 2005, an impairment loss of $9 million on our investment in Data Systems & Solutions, LLC (DS&S), was recorded primarily due to a significant business downturn at DS&S caused by a loss of business and an ongoing government investigation. On March 24, 2006, we sold our 50% interest in DS&S to our joint venture partner for approximately $9 million. Our financial commitments related to DS&S are described in “—Commitments and Contingencies.”

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 28.7% in fiscal 2006, 32.5% in fiscal 2005 and 38.4% in fiscal 2004. The lower effective tax rate for fiscal 2006 was primarily due to the reversal of approximately $50 million in accruals for tax contingencies as a result of settlements of federal and state audits and audit issues for amounts different than the recorded accruals for tax contingencies, as well as the expiration of statutes on open tax years. The effective tax rate in fiscal 2005 was lower than in fiscal 2004 primarily as a result of the favorable closure of state tax audit matters.

We are subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions we have taken. We have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately to be paid. As of January 31, 2006, our income taxes payable balance included $113 million of tax accruals that have been recorded for tax contingencies. The income taxes payable balance is reduced by deposits made with various tax authorities for anticipated tax payments due on prior tax periods. We are currently undergoing several routine IRS and other tax jurisdiction examinations. While we believe we have adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that we owe taxes in excess of our accruals, or that our accruals will not be in excess of the final amounts agreed to by tax authorities.

Our planned public offering of SAIC, Inc. common stock anticipates the payment of a dividend to current stockholders, including the SAIC Retirement Plan, upon completion of the public offering. We believe the dividend payable on our common stock held by the SAIC Retirement Plan may be deductible for tax purposes in the year of payment and intend to request rulings from the IRS to assure deductibility. Accordingly, if we pay a dividend in connection with the public offering contemplated in fiscal 2007 and favorable rulings are received, we expect a significant reduction in our tax liability.

Income from Continuing Operations. Income from continuing operations increased $73 million or 27% in fiscal 2006 primarily due to increased interest income of $52 million, other income from our equity investments, and a lower fiscal 2006 effective tax rate described above. Offsetting the decrease in non-operating expense are the contract losses we recorded related to our Greek contract. These contract losses more than offset the increases in the Government SOI from our improved contract margins on other contracts and higher direct labor utilization. Income from continuing operations increased $48 million in fiscal 2005 or 21% over fiscal 2004. The increase in fiscal 2005 was primarily due to the growth in total consolidated revenues with lower SG&A expenses as a percentage of total consolidated revenues and the lower income tax rate as described above. Offsetting some of the favorable increase in income was an increase in cost of revenues and in net interest expense, which is interest income less interest expense, an impairment loss on our DS&S equity investment, and lower gains from the sale of investments in marketable securities or our private equity securities as described above.

Discontinued Operations. We sold one of our subsidiaries, Telcordia, during fiscal 2006. The following summarizes Telcordia’s operating results for fiscal 2006, 2005 and 2004, which for fiscal 2006 reflects the period prior to the sale of February 1, 2005 through March 14, 2005:

	Year Ended January 31
	2006	2005	2004
	(in millions)
Revenues	$89	$874	$887

Costs and expenses:
Cost of revenues	57	489	484
Selling, general and administrative expenses, including depreciation and amortization of $30 million and $44 million in fiscal 2005 and 2004, respectively	28	235	258
Other (expense) income, net	—	(1)	1

Income before income taxes	4	149	146
(Benefit) provision for income taxes	(32)	16	19

Income from discontinued operations	$36	$133	$127

After the sale of Telcordia, an income tax benefit of $32 million related to discontinued operations was recorded to reflect the resolution of certain tax contingencies of Telcordia’s operations prior to the sale. We have indemnified the buyer for all income tax obligations on and through the closing date of the transaction. While we believe we have appropriate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued.

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

Net Income. Net income increased $518 million or 127% in fiscal 2006 primarily due to the after-tax gain of $546 million on the sale of Telcordia. Net income in fiscal 2005 increased $58 million or 17% over fiscal 2004, primarily due to the increase in income from continuing operations described above and an increase of $6 million in income from discontinued operations of INTESA.

Liquidity and Capital Resources

We financed our operations from our inception in 1969 primarily through cash flow from operations, proceeds from the sale of investments, issuance of debt securities and our credit facilities. If we complete the public offering and pay the special dividend described in “—Proposed Public Offering,” our principal sources of liquidity will be cash flow from operations and borrowings under our revolving credit facilities, and our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, possible acquisitions and equity investments, debt service requirements and repurchases of SAIC, Inc. Class A preferred stock from our retirement plans during the restriction periods in order to provide participants in those plans with liquidity to the extent permitted under the plans. Whether or not we complete the public offering, we anticipate that our operating cash flow, existing cash, cash equivalents, short-term investments in marketable securities and borrowing capacity under our revolving credit facilities will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents and short-term investments in marketable securities totaled $2.7 billion and $2.4 billion at January 31, 2006 and 2005, respectively.

Cash Provided by Operating Activities of Continuing Operations. In fiscal 2006, 2005 and 2004, we generated cash flows from operating activities of $595 million, $588 million and $374 million, respectively. Factors impacting cash flows in fiscal 2006 were higher income from continuing operations and a lower investment in receivables as a result of improvements in our working capital management processes partially offset by an increase in tax payments, including deposits made with various tax authorities for anticipated tax payments due on prior tax periods.

Cash from Discontinued Operations. In fiscal 2006, we used $319 million of cash in operating activities of our Telcordia discontinued operations, primarily for income tax payments related to the sale of Telcordia, and we generated cash of $1.1 billion from investing activities, representing the net cash proceeds from the sale of Telcordia.

Cash Used in Investing Activities of Continuing Operations. We used cash of $583 million, $345 million and $468 million for investing activities in fiscal 2006, 2005 and 2004, respectively. The increase in use of cash for 2006 was primarily due to purchases of debt and equity securities that are managed by outside investment managers and the acquisition of four businesses. The primary source of cash to fund these purchases was the proceeds from the sale of Telcordia, which was reflected as cash from investing activities of discontinued operations. In fiscal 2005, we used less cash for investing activities because we did not purchase any land or buildings as we did in fiscal 2004, and our purchases of debt and equity securities, net of proceeds from sales of investments, decreased compared to fiscal 2004. In fiscal 2004, we used cash to purchase land and buildings in McLean, Virginia that had previously been leased. In each of fiscal 2006 and 2005, we used $212 million to acquire four businesses for our Government segment. In fiscal 2004, we used cash of $193 million to acquire eight businesses for our Government segment and two businesses for our Commercial segment. All of these acquisitions were part of our overall growth strategy.

Cash Used in Financing Activities of Continuing Operations. We used cash of $713 million, $478 million and $26 million in fiscal 2006, 2005 and 2004, respectively, primarily for repurchases of our common stock. Fiscal 2004 uses of cash for financing activities were offset by net proceeds from a debt offering in June 2003. The use of cash resources to repurchase shares of our common stock limits our ability to use that cash for other purposes. Our common stock repurchase activities were as follows:

	Year Ended January 31
	2006	2005	2004
	(in millions)
Repurchases of common stock:
Limited market stock trades	$399	$413	$265
Retirement plans	228	75	74
Upon employee terminations	112	68	56
Other stock transactions	79	51	56

Total	$818	$607	$451

We have the right, but not the obligation, to repurchase stock in the limited market, to the extent that total planned sales exceed total planned purchases. The increase in repurchases in fiscal 2006 and 2005 was primarily attributable to an increase in the number of shares offered for sale relative to the number of shares sought to be purchased, in addition to increases in share price. Included in the fiscal 2005 shares offered for sale were approximately 1.5 million shares sold by our founder and former chairman who retired in fiscal 2005. The increase in repurchases from the retirement plans in fiscal 2006 is primarily due to repurchases of $106 million from the Telcordia 401(k) Plan and repurchase of $122 million from the SAIC Retirement Plan. As a result of the sale of Telcordia, our common stock is no longer an investment choice for future contributions in the Telcordia 401(k) Plan. As of January 31, 2006, the Telcordia 401(k) Plan held approximately 3.5 million shares of our Class A common stock, which had a fair value of $156 million. We no longer have a right of repurchase under the terms of our Restated Certificate of Incorporation with respect to the shares of our common stock held by the Telcordia 401(k) Plan or any other contractual right to repurchase these shares. However, we agreed with Telcordia to provide an opportunity for the Telcordia 401(k) Plan to sell shares of our Class A common stock in any trade in which our retirement plans have such an opportunity prior to completion of the public offering. Further, we agreed that if the public offering is completed, the Telcordia 401(k) Plan will have the same opportunity to sell shares of Class A preferred stock of SAIC, Inc. as other stockholders generally, but will not have the opportunity to sell such shares in any additional opportunities provided to our retirement plans that are not otherwise provided to other stockholders generally.

Repurchases of our shares reduce the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheets. If we continue to repurchase our shares in excess of our cumulative earnings, our retained earnings will be reduced and could result in an accumulated deficit within our stockholders’ equity.

Outstanding Indebtedness

Notes payable and long-term debt totaled $1.2 billion and $1.3 billion at January 31, 2006 and 2005, respectively, with long-term debt maturities between calendar 2008 and 2033. In addition to our long-term debt, we have two revolving five-year credit facilities totaling $750 million with a group of financial institutions. One of the credit facilities is for an aggregate principal amount up to $500 million and expires in July 2007. The other credit facility is for an aggregate principal amount up to $250 million and expires in July 2009. If the merger described in “—Proposed Public Offering” is approved by our stockholders, shortly before the completion of the merger, SAIC, Inc. intends to guarantee approximately $1.2 billion of our notes payable and long-term debt obligations in addition to our revolving credit facilities.

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	January 31
	2006	2005
	(in millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	548	548
7.125% notes due 2032	248	248
6.75% notes due 2008	94	95
3-year note due 2006	17	30
Other notes payable	36	68

	1,239	1,285
Less current portion	47	70

Total	$1,192	$1,215

All of the long-term notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of January 31, 2006. Our other notes payable have interest rates from 2.9% to 6.0% and are due on various dates through 2016. For additional information on our notes payable and long-term debt, see Note 13 of the notes to consolidated financial statements.

Revolving Credit Facilities. Borrowings under our two revolving five-year credit facilities are unsecured and bear interest at rates determined, at our option, based on either LIBOR plus a margin or a defined base rate. As of January 31, 2006, no loans were outstanding under either of our credit facilities and the entire $250 million under our $250 million credit facility was available for borrowing. However, only $391 million of the $500 million credit facility was available for borrowing as of January 31, 2006 as standby letters of credit of approximately $109 million were issued under this credit facility due to bonding requirements that we have under the Greek contract. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. See “—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government.”

Our two revolving credit facilities contain customary restrictive covenants. The financial covenants contained in the credit facilities require us to maintain a trailing four-quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four-quarter earnings before interest, taxes, depreciation and amortization of not more than 3.0 to 1.0. These covenants also restrict certain of our activities, including, among other things, our ability to create liens, dispose of assets, merge or consolidate with other entities and create guaranty obligations. The credit facilities also contain customary provisions on events of default. As of January 31, 2006, we were in compliance with all covenants under the credit facilities. We will need to obtain consents under our revolving credit facilities prior to the proposed merger and payment of the special dividend described in “—Proposed Public Offering.”

Cash Flow Expectations for Fiscal 2007

Assuming we complete the public offering, we expect our greatest cash inflow for fiscal 2007 to be the proceeds from the public offering and our greatest use of cash to be for the payment of the special dividend as described in “—Proposed Public Offering.” We expect to make approximately $80 million to $120 million of capital expenditures in fiscal 2007.

In contemplation of the public offering as described in “—Proposed Public Offering,” the last limited market trade is expected to occur in June 2006. As described in “—Liquidity and Capital Resources,” for our retirement plans, May 2006 and June 2006 trades have been scheduled to permit participants to offer to buy or sell shares in accordance with the terms of those plans. While we cannot predict how many shares, if any, we will repurchase through the trades in fiscal 2007, it is possible that we will spend as much or more than we spent for repurchases in fiscal 2006. If the offering is completed, we will conduct four scheduled trades for our retirement plans following completion of the offering through which participants in retirement plans may offer to buy or sell shares in accordance with the terms of those plans. In the May 2006 and June 2006 trades before the public offering and in the four scheduled trades following completion of the public offering, we will have the right, but not the obligation, to buy the net balance of shares offered by participants in the retirement plans. If the public offering is completed, the retirement plans will also have the opportunity to convert shares of SAIC, Inc. Class A preferred stock into SAIC, Inc. common stock and sell those shares into the public market to the extent permissible under the transfer restrictions on the SAIC, Inc. Class A preferred stock.

If we complete the public offering and pay the special dividend as described in “—Proposed Public Offering,” we expect to have sufficient funds from our existing cash, cash equivalents and short-term investments to pay the special dividend. Assuming we complete the public offering and pay the special dividend, we expect our cash and cash equivalents, borrowing capacity and expected cash flows from operations to provide sufficient funds for at least the next 12 months for our operations, capital expenditures, stock repurchases from our retirement plans, possible business acquisitions and equity investments, and to meet our contractual obligations, including interest payments on our outstanding debt.

Off-Balance Sheet Arrangements

We are party to various off-balance sheet arrangements including various guarantees, indemnifications and lease obligations. We have outstanding performance guarantees and cross-indemnity agreements in conjunction with our joint venture investments. See Notes 16 and 19 of the notes to consolidated financial statements for detailed information about our lease commitments and “—Commitments and Contingencies” for detailed information about our guarantees associated with our joint ventures.

In connection with the sale of Telcordia, as described in Note 18 of the notes to consolidated financial statements, we retained certain obligations as described in “—Commitments and Contingencies.” We also have customary indemnification obligations and have waived our right to repurchase our common stock from the Telcordia 401(k) Plan as previously discussed.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of January 31, 2006, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Total	Payments Due by Fiscal Year
		2007	2008- 2009	2010- 2011	2012 and After
	(in millions)

Contractual obligations:
Long-term debt (1)	$2,417	$120	$249	$139	$1,909
Operating lease obligations (2)	300	103	113	47	37
Capital lease obligations (3)	4	3	1	—	—
Estimated purchase obligations (4)	48	26	22	—	—
Other long-term liabilities (5)	83	18	33	24	8

Total contractual obligations	$2,852	$270	$418	$210	$1,954

(1)	Includes total interest payments on our outstanding debt of $76 million in fiscal 2007, $148 million in fiscal 2008-2009, $137 million in fiscal 2010-2011 and $806 million in fiscal 2012 and after.

(2)	Excludes $91 million related to an operating lease on a contract with the Greek government as we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us, as described in “—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government,” “Business—Legal Proceedings,” and Notes 16 and 19 of the notes to consolidated financial statements.

(3)	Includes interest and executory costs of approximately $1 million.

(4)	Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for products or services to be delivered pursuant to U.S. Government contracts in which we have full recourse under normal contract termination clauses.

(5)	Includes estimated payments to settle the fiscal 2002 and 2003 swap agreements (as described in Note 8 of the notes to consolidated financial statements), contractually required payments to the foreign defined benefit pension plan and deferred compensation arrangements. Because payments under the deferred compensation arrangements are based upon the participant’s termination, we are unable to determine when such amounts will become due. Therefore, for purpose of this table we assumed equal payments over the next six years.

Commitments and Contingencies

Telkom South Africa

As described in Note 19 of the notes to consolidated financial statements, our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telkom South Africa successfully challenged the arbitrator’s partial award in our favor in the South African trial court, and we have appealed this decision to the South African Supreme Court. In a separate proceeding, we unsuccessfully attempted to have our partial arbitration award confirmed by the U.S. District Court. Telcordia has appealed this ruling to the U.S. Court of Appeals for the Third Circuit. Oral arguments were held on January 13, 2006 and the parties are awaiting a decision.

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

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2006 and 2005. We do not believe a material loss is probable based on the procedural standing of the case and our understanding of applicable laws and facts.

Firm Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, we entered into a euro-denominated firm-fixed-price contract with the Hellenic Republic of Greece (the Customer), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. A significant amount of effort on this contract has been and will be performed by subcontractors to us. Under the contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, we have received advance payments totaling approximately $147 million. The contract also requires us to provide five years of System support and maintenance for approximately $11 million and ten years of TETRA radio network services for approximately $102 million. Under the terms of the contract, our obligation to provide the System support and maintenance and TETRA radio network services only begins upon System acceptance, which has not yet occurred. The contract contains an unpriced option for an additional five years of TETRA network services.

The Memorandum. On July 7, 2004, shortly before the start of the Olympics, we entered into an agreement (the Memorandum) with the Hellenic Republic, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that: (1) delivery and acceptance of the System had not been completed by the scheduled date; (2) the System would be delivered for use at the Olympics in its then-current state, which included certain omissions and deviations attributable to both parties; (3) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004; (4) the Customer would proceed with the necessary actions for the completion of a contract modification as soon as possible; and (5) we would receive a milestone payment of approximately $23 million immediately upon the execution of the contract modification.

Delivery of System, Testing and Negotiations. The Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System. The System has not been accepted by the Customer under the terms of the Greek contract, and the contract modification anticipated under the Memorandum has not been obtained. In November 2004, we delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. We believe that certain of these omissions and deviations are valid, while others are not. From December 2004 through April 2005, we engaged in negotiations with the Customer concerning a modification to the contract to resolve the disputes. On April 28, 2005, the Customer formally notified us that the System delivered had significant deviations and omissions from the contractual requirements and may not be accepted.

Under the terms of the contract and the Memorandum between the parties, we submitted various proposals to the Customer to remedy these omissions and deviations. The most significant of these proposals includes a redevelopment of CDSS using an alternative technical approach, and a redesigned port security system. The first proposal for an alternative CDSS technical approach was submitted in June 2005. On November 25, 2005, the Customer notified us that its technical advisors declined to recommend either the acceptance or rejection of our remediation plan for an alternative CDSS. On December 5, 2005, we sent a letter advising the Customer that unless an agreement is reached with respect to the alternative CDSS approach, we intend to initiate the dispute process contained in the Greek contract, which includes binding arbitration as our final step. On December 13, 2005, the Customer delivered a letter to us indicating that our proposal based on the alternative CDSS approach is deemed “acceptable in principle” on the terms proposed. The parties reengaged in negotiations in early January 2006 on a contract modification to incorporate these proposals. A contract modification has not yet been executed and would be required in order for us to implement the proposals and achieve Customer acceptance of the System. We anticipate that such modification would include the parties’ agreement on appropriate price adjustments for omissions and deviations not satisfied by the proposed remediation of the System and a revised testing and acceptance process as contemplated under the Memorandum.

Subcontracts. We have subcontracted a significant portion of the requirements under the Greek contract, including the lease of certain equipment and TETRA network services for at least 10 years. In order for us to implement the technical proposals submitted to the Customer and contemplated by the modification being negotiated with the Customer, we would need to negotiate and execute modifications to the subcontracts with our subcontractors, including price. Certain of the omissions and deviations of the System are attributable to subcontracted work. Payments to the subcontractors are generally required only if we receive payment from the Customer related to the subcontractors’ work. If it is determined we breached our obligations to any of our subcontractors, we may incur additional losses.

Under the terms of the Greek contract, we are not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. We and our subcontractors have provided System support and maintenance and TETRA network services to the Customer since the Olympics in August 2004, without receiving any compensation. In September 2005, the principal subcontractor notified us that it would no longer commit to continue providing TETRA network services, although it has continued to provide such services to date.

Legality of the Contract. In March 2005, the Customer notified us that an issue had been raised concerning the legality of the contract by a Greek government auditor. In August 2005, we learned that the Court of Auditors of the Hellenic Republic (the Greek Audit Court), a government agency with authority to review and audit procurements, issued a decision finding that certain mistakes in the procurement process committed by the Greek government rendered the contract illegal. The Customer requested revocation of the Greek Audit Court decision. On November 17, 2005, the Greek Audit Court issued a decision finding that the errors committed by the Customer in the procurement process constituted “pardonable mistakes” with respect to prior payments under the contract. Although the rationale of the Greek Audit Court decision suggests that the Customer may be able to make future payments under the contract, the impact of the decision on the legality of the contract and the Customer’s ability to make future payments is not clear.

Financial Status and Contingencies of the Contract. We have recorded $121 million of contract losses as of January 31, 2006. Of this amount, $83 million was recorded in fiscal 2006, $34 million in fiscal 2005 and $4 million in fiscal 2004. These losses reflect our estimated total cost to complete the System and obtain Customer acceptance and estimated reductions in price as a result of omissions and deviations from the contract requirements. Because of the significant uncertainties related to ultimate acceptance and payment from the Customer, our current accounting treatment limits the total revenue to be realized under the contract to the cash received to date. Although we expect to pursue remaining amounts owed under the terms of the contract, this reduction in total estimated revenues to be realized under the contract increased the total loss by $32 million during 2006, which is included in the loss amounts discussed above. Through January 31, 2006, we have recognized revenues of $119 million, which represent a portion of the $147 million cash collected to date based upon the percentage-of-completion method of revenue recognition.

As of January 31, 2006, the estimated future costs to complete the System and obtain Customer acceptance is $52 million. This estimated cost is included in the $121 million contract losses recorded as of January 31, 2006. Management has used this estimate and its judgment in evaluating the various uncertainties and assumptions necessary to recognize the total estimated loss on this contract. Such assumptions include obtaining mutual agreement with the Customer regarding system requirements, execution of a modification to the contract, completion of the System and Customer acceptance. The total costs are significantly affected by the timing of events such as executing a contract modification and ultimate Customer acceptance. Management has estimated that final acceptance of the System under a modified contract will occur in January 2008. Our recorded losses exclude potential subcontractor payments associated with the omissions and deviations related to specific subsystems supplied by subcontractors in the amount of $12 million that management believes will not be paid under the subcontract terms.

We have $13 million of accounts receivable relating to Value Added Taxes (VAT) that we have paid and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by us to the Greek taxing authorities and would increase our total losses on the contract.

In accordance with the terms of the contract, we are required to provide certain payment, performance and offset bonds in favor of the Customer. The bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, the Customer currently has the right to call some or all of the $234 million of standby letters of credit outstanding. We do not currently believe it is probable that the Customer will call these standby letters of credit. If the standby letters of credit are called, we may have the right to call some or all of the $99 million in performance bonds provided by our subcontractors guaranteeing the performance of their work under the contract.

Independent Review. Prompted by the poor financial performance of the Greek contract, the continuing challenges of the Greek contract and a communication from an employee raising concerns about the management of the Greek contract, an independent review was initiated to identify the causes of these problems for the purpose of understanding and addressing them. A special committee of independent directors was established to oversee this review and independent legal counsel was retained to assist the committee. The scope of the review included consideration of potential implications to financial reporting. The committee instructed management to evaluate the findings of independent counsel and consider whether there were any implications to financial reporting and disclosure. The independent counsel commenced its review in early December 2005, interviewed a substantial number of individuals and reviewed substantial amounts of information. The results of the review were reported to our board of directors. Management evaluated the findings of independent counsel and concluded that there were no implications to financial reporting, the design of the disclosure control process was appropriate, disclosure controls operated as designed and there were no material weaknesses in internal control over financial reporting with respect to the Greek contract. At the request of our board of directors, the Chief Executive Officer has initiated an analysis of the observations and conclusions resulting from the review and begun the implementation of a number of improvements in our operational policies, processes and procedures with the goal of preventing the recurrence of similar problems in the future.

Arbitration Proceedings. Although we have been pursuing a contract modification with the Customer since shortly after the Memorandum was signed in July 2004, due to the difficulties in reaching mutually satisfactory terms, we instituted arbitration proceedings on April 21, 2006, before the International Chamber of Commerce (ICC) against the Customer to pursue our rights and remedies provided for in the contract and the Memorandum and under Greek law. The arbitration complaint filed by us: (1) seeks an order under the contract that the Customer’s extended use of the System under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the System, (2) seeks damages for breach of contract, bad faith, use of the System and other damages, (3) seeks a determination as to the legal status of the contract as a result of the illegality issue discussed above, and (4) if the contract is determined to be illegal, seeks compensation for the commercial value of the System delivered and its use by the Customer and other damages. Under the terms of the contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that we will prevail in the arbitration.

In the event we do not prevail in the arbitration or are unable to resolve the various disputes under the contract as anticipated, we could incur additional losses. If the Customer asserts claims against us in the arbitration and it is determined that we have breached the contract and, as a result, owe the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid under the contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) forfeiture of a good performance bond in the amount of $32 million.

Successful imposition of damages or claims by the Customer or subcontractors against us, the calling of our bonds, additional contract costs required to fulfill our obligations, or additional revenue reductions arising from the negotiation of the contract modification could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

In March 2006, we sold our interest in DS&S, a joint venture in which we owned a 50% interest at January 31, 2006. DS&S maintains a $25 million credit facility, under which $7 million in principal amount and $12 million in standby letters of credit were outstanding at January 31, 2006. We and the other joint venture member each guaranteed 50% of DS&S’s commitments under this credit facility (up to a maximum amount of $12.5 million each, plus certain additional charges), but we have not been required to perform under this guarantee. As of January 31, 2006, we had an outstanding receivable of $1 million due us from DS&S, which was repaid in conjunction with the sale. We and the other joint venture member also each guaranteed the payment of 50% of legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation. As of January 31, 2006, the fair value of the guarantee for legal and accounting fees was not material to us, and we have not been required to perform on this guarantee. We were released from our guarantee obligations relating to DS&S’s credit facility and legal and accounting fees as part of the sale. In addition, as part of the sale, we agreed to indemnify the other joint venture member who purchased our interest in DS&S for certain legal costs and expenses relating to the on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the purchase price plus the amount received by us in repayment of the $1 million loan receivable.

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

Expropriation of Our Interest in INTESA. In fiscal 2003 and 2004, PDVSA and the Venezuelan government took certain actions, including denying INTESA access to certain of its facilities and assets, that prevented INTESA from continuing operations. In fiscal 2005, the Overseas Private Investment Company (OPIC), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments, determined that the Venezuelan government had expropriated our interest in INTESA without compensation and paid us approximately $6 million in settlement of our claim.

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

Other Joint Ventures

We are an investor in Danet Partnership GbR (Danet GbR), a German partnership accounted for under the equity method. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company (Danet GmbH). Danet GbR has an internal equity trading market similar to our limited market. We are required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby we gain control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to us in exchange for the current fair value of those shares. If we gain control over Danet GbR, all Danet GbR investors have the right to put their shares to us in exchange for the current fair value of those shares. If Danet GbR investors put their shares to us, we may pay the put price in shares of our common stock or cash. We do not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. In fiscal 2006, we paid $2 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to us. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to us would be $7 million as of January 31, 2006. If we were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, we would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, as of January 31, 2006, we are not able to project the maximum potential amount of future payments we could be required to make under the guarantee but, based on current conditions, we believe the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded.

On September 15, 2004, we entered into an agreement with EG&G Technical Services, Inc. (EG&G), and Parsons Infrastructure & Technology Group, Inc. (Parsons), to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $217 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of January 31, 2006, the fair value of the guarantee is not material to us.

Other

We are subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. Although we can give no assurance, based upon management’s evaluation of current matters that are subject to U.S Government investigations of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, will likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows or our ability to conduct business.

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We also have and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. As described in Note 18 of the notes to consolidated financial statements, on March 15, 2005, we sold our Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of any net proceeds Telcordia receives in the future in connection with the enforcement of certain patent rights.

As part of the terms of the sale of Telcordia, in addition to the indemnification related to the Telkom South Africa litigation, we also have indemnified the buyer for all income tax obligations on and through the date of close. While we believe we have adequate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. All of these future contingent payments or contingent purchase price proceeds will continue to be reflected as discontinued operations in the period in which they arise.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, warranty obligations, estimated profitability of long-term contracts, pension benefits, contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. We no longer consider our accounting policies for pension plans and derivative instruments to be critical accounting policies. With the sale of Telcordia, our remaining pension plans are not of a material size, and therefore our accounting policies for pension plans are not considered critical accounting policies as the impact of management judgment related to pension plans is not considered significant. Similarly, our use of derivative instruments has not been material since fiscal 2003, and therefore we no longer consider our derivative instrument accounting policies to be critical accounting policies. Our critical accounting policies are as follows:

Revenue Recognition. Our revenues are primarily recognized using the percentage-of-completion method as discussed in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. Estimating costs at completion on our long-term contracts, particularly due to the technical nature of the services being performed, is complex and involves significant judgment. Factors that must be considered in making estimates include labor productivity and availability, the nature and technical complexity of the work to be performed, potential performance delays, the availability and timing of funding from the customer, the progress toward completion and the recoverability of claims. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known or an adjustment is otherwise warranted, such as in the case of a contract modification. When estimates indicate that we will experience a loss on the contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which would require further adjustment in our financial statements. We have procedures and processes in place to monitor the actual progress of a project against estimates and our estimates are updated quarterly or more frequently if circumstances warrant.

Although our primary revenue recognition policy is the percentage-of-completion method, we do have contracts under which we use alternative methods to record revenue (see Note 1 of the notes to consolidated financial statements). Selecting the appropriate revenue recognition method involves judgment based on the contract and can be complex depending upon the structure and terms and conditions of the contract.

Costs incurred on projects accounted for under the percentage-of-completion method can be recognized as pre-contract costs and deferred as an asset when we have been requested by the customer to begin work under a new contract, or extend or modify work under an existing contract (change order). We record pre-contract costs when formal contracts or contract modifications have not yet been executed, and it is probable that we will recover the costs through the issuance of a contract or contract modification. When the formal contract or contract modification has been executed, the costs are recorded to the contract and revenue is recognized based on the percentage-of-completion method of accounting.

Contract claims are unanticipated additional costs incurred in excess of the executed contract price that we seek to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

Income Taxes. Income taxes are provided utilizing the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Under the liability method, changes in tax rates and laws are reflected in income in the period such changes are enacted. In addition, the provisions for federal, state, foreign and local income taxes are calculated on reported financial statement income before income taxes based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. We also have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately expected to be paid. A significant portion of our income taxes payable balance is comprised of tax accruals that have been recorded for tax contingencies.

Recording our provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until final resolution of an examination by the IRS or State agencies. Additionally, recording liabilities for tax contingencies involves significant judgment in evaluating our tax positions and developing our best estimate of the taxes ultimately expected to be paid.

Investments in Marketable and Private Equity Securities. Our marketable debt and equity securities are carried on the balance sheet at fair value, with changes in fair value recorded through equity. When the fair value of a security falls below its cost basis and the decline is deemed to be other-than-temporary, we record the difference between cost and fair value as an unrealized loss. Investments accounted for on the cost method or equity method must be marked down to estimated fair value if an other-than-temporary decline occurs. In determining whether a decline is other-than-temporary, management considers a wide range of factors that may vary depending upon whether the investment is a marketable debt or equity security or a private investment.

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

Business Combinations and Goodwill Impairment. We have engaged and expect to continue to engage in significant business acquisition activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as the liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition. As of January 31, 2006, goodwill represents 52% of our consolidated long-term assets and 12% of consolidated total assets.

Goodwill is tested annually in our fourth fiscal quarter and whenever an event occurs or circumstances change such that it is reasonably possible that an impairment condition may exist. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The revenue and profit forecasts used in step one are based on management’s best estimate of future revenues and operating costs. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the impairment test, which could significantly change the amount of the impairment recorded from step two. In addition, the estimated future cash flows are adjusted to present value by applying a discount rate. Changes in the discount rate impact the impairment by affecting the calculation of the fair value of the reporting unit in step one.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB), issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) focuses primarily on accounting for transactions in which share-based awards are granted to employees in exchange for services and requires recognition of compensation expense over the vesting period in an amount equal to the fair value of share-based payments, including stock options, granted to and earned by employees. SFAS No. 123R also requires recognition of compensation expense for the 15% discount on employee stock purchases made under our employee stock purchase plan (ESPP). SFAS No. 123(R) retained the guidance from SFAS No. 123 for share-based payment transactions to non-employees. We adopted SFAS No. 123(R) effective February 1, 2006.

Prior to September 1, 2005, we met the definition of a non-public entity for the purposes of applying the provisions of SFAS No. 123 and used the minimum value method for estimating fair value. We, therefore, assumed no volatility in our fair value calculations in our pro forma net income disclosures (see Note 1 of the notes to consolidated financial statements). Effective with the filing of a registration statement by SAIC, Inc. with the SEC on September 1, 2005, we met the definition of a public company per SFAS No. 123 and, accordingly, have included a volatility estimate based on the estimated stock volatility of our peers in valuing awards granted after September 1, 2005. Including a volatility assumption results in compensation expense greater than that resulting from the minimum value method as has historically been used.

We adopted the provisions of SFAS No. 123(R) prospectively for awards granted prior to September 1, 2005 and accounted for under the minimum value method. This means there will be no carryover expense on the unvested portion of awards issued prior to September 1, 2005. We adopted the provisions of SFAS No. 123(R) on a modified prospective basis for awards granted after September 1, 2005. This means there will be carryover expense on the unvested portion of awards issued after September 1, 2005 of approximately $11 million that will be recognized in our consolidated financial statements over approximately the next four years beginning February 1, 2006.

The amount of compensation expense in fiscal 2007 is dependent upon the number of awards to be granted and ESPP participation levels. Since February 1, 2006, we awarded stock options with an estimated fair value of approximately $49 million, net of forfeiture estimates, that will be recognized ratably over the next four years. Substantially all of these stock options were granted in conjunction with the annual fiscal year bonus compensation awards. Of the total options granted in fiscal 2006, 2005 and 2004, 75%, 75% and 67%, respectively, of the options were granted in conjunction with the annual fiscal year bonus compensation awards. If we had adopted SFAS No. 123(R) in fiscal 2006, we would have also recognized expense of $9 million for the discount on ESPP shares.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. The following information about our market sensitive financial instruments contains forward-looking statements.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investments in marketable securities, interest rate swaps and long-term debt obligations.

We have established an investment policy to protect the safety, liquidity and after-tax yield of invested funds. This policy establishes guidelines regarding acceptability of instruments and maximum maturity dates and requires diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments. We do not authorize the use of derivative financial instruments in our managed short- term investment portfolios. Our policy authorizes the limited use of derivative instruments only to hedge specific interest rate risks.

The table below provides information about our financial instruments at January 31, 2006 that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates. For interest rate swap agreements, the table presents the notional amounts and weighted average interest rates. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. As described in Note 8 of the notes to consolidated financial statements, the swap agreements we entered into in May 2003 are expected to substantially offset interest rate exposures related to the swap agreements previously entered into in January 2002. As a result, on a combined basis, these swaps are no longer exposed to changing interest rates and we have excluded these swap agreements from the table below.

	2007	2008	2009	2010	2011	There- after	Total	Estimated Fair Value as of January 31, 2006
	(dollars in millions)
Assets:
Cash equivalents (1)	$1,032	—	—	—	—	—	$1,032	$1,032
Average interest rate	4.41%	—	—	—	—	—
Investment in marketable securities:
Variable rate	$1,659	—	—	—	—	—	$1,659	$1,659
Weighted average interest rate	4.53%	—	—	—	—	—	—
Liabilities:
Short-term and long-term debt:
Variable interest rate (2)	$44	—	$1	$1	$1	$3	$50	$50
Weighted average interest rate	4.01%	—	4.46%	4.46%	4.46%	4.46%
Fixed rate	$3	$1	$100	—	—	$1,100	$1,204	$1,252
Weighted average interest rate	5.87%	5.90%	6.75%	—	—	6.24%
Interest Rate Derivatives
Interest rate swap agreements
Fixed to variable			$100				$100	$3
Average receive rate	6.75%	6.75%	6.75%
Average pay rate	7.88%	7.88%	7.88%

(1)	Includes $21 million denominated in British pounds

(2)	The fiscal 2006 amount includes $19 million denominated in Euros and $7 million denominated in Canadian dollars

Short term interest rates related to these financial instruments have increased since January 31, 2005, while long term interest rates remained relatively consistent. At January 31, 2006, our investments in marketable securities and cash equivalents were higher than January 31, 2005 by approximately $292 million and $64 million, respectively. We also had a larger portion of our marketable securities invested in financial instruments bearing variable interest rates at January 31, 2006 than January 31, 2005. The combination of the increase in overall investments in cash equivalents and higher concentration of marketable securities bearing variable interest rates results in greater sensitivity to changes in interest rates.

Foreign Currency Risk. Although the majority of our transactions are denominated in U.S. dollars, some transactions are denominated in various foreign currencies. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing a sensitivity analysis. The fair values for forward foreign exchange contracts were estimated using spot rates in effect on January 31, 2006. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 2006 are the hypothetical gains and losses associated with foreign currency risk. As of January 31, 2006, holding all other variables constant, a 10% weakening of the U.S. dollar against each hedged currency would affect the fair values of the forward foreign exchange contracts by immaterial amounts.

Item 8. Financial Statements and Supplementary Data

See our consolidated financial statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Mark W. Sopp (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, Kenneth C. Dahlberg and Mark W. Sopp concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Entry into a Material Definitive Agreement

On April 28, 2006, we amended and restated the Agreement and Plan of Merger, dated as of November 7, 2005 (Merger Agreement), by and among us, SAIC, Inc., a Delaware corporation and our wholly-owned subsidiary and SAIC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SAIC, Inc. (Merger Sub). Subject to stockholder approval and pursuant to the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving corporation (Merger). Immediately following the Merger, we will become a wholly-owned subsidiary of SAIC, Inc. and our stockholders will become SAIC, Inc. stockholders.

Pursuant to the amended terms of the Merger Agreement, we reallocated the number of shares of Class A preferred stock to be received by our stockholders in the Merger upon exchange of our common stock, such that (i) 20% of such shares will be Series A-1 preferred stock, (ii) 20% of such shares will be Series A-2 preferred stock, (iii) 30% of such shares will be Series A-3 preferred stock and (iv) 30% of such shares will be Series A-4 preferred stock.

The foregoing description of the Merger Agreement, as amended and restated, does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement filed as Exhibit 2.1 to this Form 10-K.

Annual Meeting of Stockholders

On April 28, 2006, our board of directors approved the holding of our 2006 Annual Meeting of Stockholders on Friday, July 14, 2006, at 11:00 a.m. at the SAIC Conference Center, 1710 SAIC Drive, McLean, Virginia.

Any stockholder who satisfies the eligibility requirements of the Securities and Exchange Commission and who wishes to submit a proposal to be included in the proxy statement and form of proxy for the Annual Meeting should do so in writing to the Corporate Secretary, 10260 Campus Point Drive, M/S F-3, San Diego, California 92121. As a consequence of our having advanced the date of the Annual Meeting by more than 30 days from the date of the previous Annual Meeting, in order for a stockholder proposal to be considered for inclusion in our proxy statement and form of proxy relating to the Annual Meeting, that proposal must be received by us a reasonable time before we begin to print and mail the materials for the meeting. We will regard any proposals that we receive on or before May 19, 2006 as having been timely received.

In addition, Section 2.07 of our Bylaws provides that in order for a stockholder to propose any matter for consideration at an annual meeting (other than by inclusion in our proxy statement), such stockholder must have given timely prior written notice to our Secretary of his or her intention to bring such business before the meeting. To be timely, notice must be received by us not less than 50 days nor more than 75 days prior to the meeting. Such notice must contain certain information required by Section 2.07 of our Bylaws, including a brief description of the business the stockholder proposes to bring before the meeting, the reasons for conducting such business at the annual meeting, the name and record address of the stockholder proposing such business, the class and number of shares of common stock beneficially owned by such stockholder and any material interest of such stockholder in the business so proposed.

PART III

Item 10. Directors and Executive Officers of the Registrant

For certain information required by Item 10 with respect to our executive officers, see “Key Officers of the Registrant” at the end of Part I of this Form 10-K. For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, see the information set forth under the captions “Election of Directors,” “Audit Committee,” “Certain Relationships and Other Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2006 Proxy Statement, which information is incorporated by reference into this Form 10-K.

We have adopted a code of business ethics that applies to our principal executive officer and our senior financial officers. A copy of our Code of Ethics for Principal Executive Officer and Senior Financial Officers was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and is also available on our website at www.saic.com. We intend to post on our website any material changes to or waivers from our code of business ethics, if any.

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the caption “Executive and Directors’ Compensation” in the 2006 Proxy Statement, which information (except for the information under the sub-captions “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation”) is incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Beneficial Ownership of the Company’s Securities” in the 2006 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Information with respect to our equity compensation plans as of January 31, 2006 is set forth below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted- average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	27,554,786	(2)	$34.27	33,276,685	(3)(4)
Equity compensation plans not approved by security holders (5)	—		—	—	(5)

Total	27,554,786		$34.27	33,276,685

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 1999 Stock Incentive Plan, the Restated Bonus Compensation Plan and the 2004 Employee Stock Purchase Plan.

(2)	Represents shares of our class A common stock reserved for issuance upon the exercise of outstanding options awarded under the 1999 Stock Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2004 Employee Stock Purchase Plan.

(3)	Represents 8,169,812 shares of our class A common stock under the 2004 Employee Stock Purchase Plan and 25,106,873 shares under the 1999 Stock Incentive Plan. The maximum number of shares that may be awarded under the 1999 Stock Incentive Plan is limited to the sum of (a) 24 million shares, (b) the number of shares available for awards under the 1998 Stock Option Plan as of September 30, 1999 and (c) the number of shares which become available under the 1998 Stock Option Plan after September 30, 1999 as a result of forfeitures, expirations, cancellations or sales of shares acquired through the exercise of options to us to satisfy tax withholding obligations. In addition, the 1999 Stock Incentive Plan provides for an automatic share reserve increase on the first day of each calendar year after 1999 by an amount equal to 5% of outstanding shares of our class A common stock on such day. However, shares reserved for future awards under the 1999 Stock Incentive Plan is limited to 15% of total outstanding shares of our class A common stock.

(4)	The Restated Bonus Compensation Plan provides for bonus awards that may be paid in cash, restricted stock or vested stock. The Restated Bonus Compensation Plan does not provide for a maximum number of shares available for future issuance however, the bonus pool for each fiscal year cannot exceed 7.5% of our revenues for the fiscal year.

(5)	The Stock Compensation Plan and the Management Stock Compensation Plan are not approved by security holders and are included in this plan category. These plans do not provide for a maximum number of shares available for future issuance.

Some of the principal features of the Stock Compensation Plan and the Management Stock Compensation Plan, together referred to as the Stock Compensation Plans, are summarized below, but the summary is qualified in its entirety by the full text of the Stock Compensation Plans. Stockholder approval of the Stock Compensation Plans was not required.

Summary of the Stock Compensation Plans

The Stock Compensation Plans have been adopted to provide a long-term incentive to key employees by making deferred awards of shares of our Class A common stock. All officers and employees are eligible to receive awards under the Stock Compensation Plan. However only a select group of management and highly compensated senior employees are eligible to receive awards under the Management Stock Compensation Plan. We intend to limit participants of the Management Stock Compensation Plan to individuals that would permit the Plan to be treated as a top hat plan under applicable Internal Revenue Service and Department of Labor Regulations.

The awarding authority (appointed by our board of directors) designates those key employees who will receive an award and the number of share units to be awarded. The number of share units awarded represents an interest in a trust maintained by Wachovia Bank, N.A. as trustee under a trust agreement between the trustee and us. The trust is a special type of trust known as a rabbi trust. In order to avoid current taxation of awards under the Stock Compensation Plans, the trust must permit our creditors to reach the assets of the trust in the event of our bankruptcy or insolvency. Each share unit generally corresponds to one share of Class A common stock, but the employee receiving an award of share units will not have a direct ownership interest in the shares of Class A common stock represented by the share units.

The awarding authority will establish a vesting schedule of not more than seven years for each account in the trust. Awards granted prior to January 1, 2006 will generally vest at the rate of one-third at the end of each of the fifth, sixth and seventh year following the date of award. The death of a participant or a change in control of us will result in full vesting of an award. A participant will forfeit any unvested portions of the account if the participant’s employment terminates for any reason other than death. We receive the benefit of forfeited amounts either by return of shares to us or use of the forfeitures to satisfy future awards under the Stock Compensation Plans.

New awards issued on or after January 1, 2006 will generally vest 100% at the end of the fourth year following the date of award. Participants of the Stock Compensation Plan receive a lump sum distribution of their awards in shares of Class A common stock once they become vested while participants of the Management Stock Compensation Plan receive a distribution of their awards in shares of Class A common stock following termination or retirement.

Any shares distributed will be subject to our right of first refusal and right of repurchase on termination of employment as set forth in the our certificate of incorporation. In addition, with respect to the Management Stock Compensation Plan, any shares distributed upon termination of employment will also be subject to the right of repurchase six months after distribution, as set forth in a Stock Restriction Agreement between the participant and us. Participants will be taxed on the value of any amounts distributed from the Stock Compensation Plans at the time of the distribution.

The day-to-day administration of the Stock Compensation Plans is provided by the nonqualified plans committee appointed by our board of directors. We have the right to amend or terminate the Stock Compensation Plans at any time and for any reason.

Item 13. Certain Relationships and Related Transactions

For information required by Item 13 with respect to certain relationships and related transactions, see the information set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which information is incorporated by reference into this Form 10-K.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit and Non-Audit Fees” in the 2006 Proxy Statement, which information is incorporated by reference into this Form 10-K.

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

3. Exhibits

Exhibit Number		Description of Exhibit
2.1		Agreement and Plan of Merger, dated as of November, 7, 2005, and amended as of April 28, 2006, by and among Registrant, SAIC, Inc. and SAIC Merger Sub, Inc.

3.1		Restated Certificate of Incorporation of Registrant, as amended August 31, 1999. Incorporated by reference to Exhibit 3.1 to Registrant’s Post-Effective Amendment No. 2 to Form 8-A as filed September 13, 1999 with the SEC. SEC File Number: 0-12771.

3.2		Bylaws of Registrant, as amended through February 24, 2006. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed March 1, 2006 with the SEC.

4.1		Form of Indenture between Registrant and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to Form S-3 Registration Statement No. 333-37117, filed on November 19, 1997.

4.2		Indenture dated June 28, 2002 between Registrant and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed July 3, 2002 with the SEC.

10.1	*	Registrant’s Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Registrant’s Proxy Statement for the 1999 Annual Meeting of Stockholders as filed April 29, 1999 with the SEC. SEC File Number: 0-12771.

10.2	*	Registrant’s 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

10.3	*	Registrant’s Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.4	*	Registrant’s Management Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.5	*	Registrant’s Keystaff Deferral Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

Exhibit Number	Description of Exhibit

10.6*	Registrant’s Key Executive Stock Deferral Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed March 1, 2006 with the SEC.

10.7*	Registrant’s 2004 Employee Stock Purchase Plan. Incorporated by reference to Annex I to Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders as filed May 28, 2004 with the SEC.

10.8*	Form of Alumni Agreement. Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005 as filed on April 4, 2005 with the SEC.

10.9*	Form of Stock Restriction Agreement of Registrant’s Bonus Compensation Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.11*	Form of Stock Restriction Agreement of Registrant’s Management Stock Compensation Plan and/or Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.12*	Form of Non-Qualified Stock Option Agreement of Registrant’s 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.13	Credit Agreement (Multi-Year Facility) dated July 28, 2004, with JP Morgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent, Morgan Stanley Bank, Wachovia Bank, National Association and The Royal Bank of Scotland plc, as co-documentation agents and certain other financial institutions. Incorporated by reference to Exhibit 10(k) to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed on September 20, 2004 with the SEC.

10.14	Amended and Restated Credit Agreement (Multi-Year Facility) dated as of July 28, 2004, with JP Morgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent, Morgan Stanley Bank, Wachovia Bank, National Association and The Royal Bank of Scotland plc, as co-documentation agents and certain other financial institutions. Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed on September 20, 2004 with the SEC.

10.15*	Employment Agreement dated October 3, 2003, between Kenneth C. Dahlberg and the Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.16*	Stock Offer Letter dated October 3, 2003, to Kenneth C. Dahlberg from the Registrant. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.17	Stock Purchase Agreement between the Registrant and TTI Holding Corporation dated as of November 17, 2004, as amended on February 14, 2005 and March 11, 2005. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K as filed on March 21, 2005 with the SEC.

10.18*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on November 22, 2005 with the SEC.

10.19*	Form of Severance Protection Agreement. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on November 22, 2005 with the SEC.

Exhibit Number	Description of Exhibit

10.20*	Employment Letter Agreement between the Registrant and Mark Sopp, dated as of November 17, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on January 10, 2006 with the SEC.

10.21*	Stock Offer Letter dated November 14, 2005 to Mark Sopp from the Registrant. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on January 10, 2006 with the SEC.

10.22*	Agreement between the Registrant and Thomas E. Darcy, dated as of November 28, 2005. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on January 10, 2006 with the SEC.

10.23*	Mutual Release of Claims dated January 27, 2006, by and between the Registrant and Duane Andrews. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K as filed on February 1, 2006 with the SEC.

14	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. Incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the SEC on April 16, 2004.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.2	Consent of Houlihan Lokey Howard & Zukin Financial Advisors, Inc.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive Compensation Plans and Arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

By	/s/ K. C. DAHLBERG
K. C. Dahlberg Chairman of the Board and Chief Executive Officer

Dated: May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. C. DAHLBERG K. C. Dahlberg	Chairman of the Board and Principal Executive Officer	May 1, 2006

/S/ M.W. SOPP M.W. Sopp	Principal Financial Officer	May 1, 2006

/s/ J. R. HARTLEY J. R. Hartley	Principal Accounting Officer	May 1, 2006

/s/ W. H. DEMISCH W. H. Demisch	Director	May 1, 2006

/s/ J. A. DRUMMOND J. A. Drummond	Director	May 1, 2006

/s/ D. H. FOLEY D. H. Foley	Director	May 1, 2006

/s/ J. J. HAMRE J. J. Hamre	Director	May 1, 2006

/s/ A. K. JONES A. K. Jones	Director	May 1, 2006

/s/ H. M. J. Kraemer, Jr. H. M. J. Kraemer, Jr.	Director	May 1, 2006

/s/ C. B. MALONE C. B. Malone	Director	May 1, 2006

Signature	Title	Date

/s/ E. J. SANDERSON, JR. E. J. Sanderson, Jr.	Director	May 1, 2006

/s/ J. P. WALKUSH J. P. Walkush	Director	May 1, 2006

/s/ J. H. WARNER, JR. J. H. Warner, Jr.	Director	May 1, 2006

/s/ A. T. YOUNG A. T. Young	Director	May 1, 2006

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Science Applications International Corporation

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and subsidiaries (the “Company”) as of January 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Science Applications International Corporation and subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

April 24, 2006

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2006	2005	2004
	(In millions, except per share amounts)
Revenues	$7,792	$7,187	$5,833
Costs and expenses:
Cost of revenues	6,801	6,283	5,053
Selling, general and administrative expenses	494	418	378
Goodwill impairment	—	—	7
Gain on sale of business units, net	—	(2)	—

Operating income	497	488	395
Non-operating income (expense):
Net (loss) gain on marketable securities and other investments, including impairment losses	(15)	(16)	5
Interest income	97	45	49
Interest expense	(89)	(88)	(80)
Other income (expense), net	7	(12)	5
Minority interest in income of consolidated subsidiaries	(13)	(14)	(10)

Income from continuing operations before income taxes	484	403	364
Provision for income taxes	139	131	140

Income from continuing operations	345	272	224
Discontinued operations (Note 18):
Income from discontinued operations of Telcordia before income taxes (including gain on sale of $871 million in 2006)	875	149	146
Gain from discontinued operations of INTESA joint venture before income taxes	—	6	—
Provision for income taxes	293	18	19

Income from discontinued operations	582	137	127

Net income	$927	$409	$351

Earnings per share:
Basic:
Income from continuing operations	$1.98	$1.49	$1.22
Income from discontinued operations	3.35	.74	.68

	$5.33	$2.23	$1.90

Diluted:
Income from continuing operations	$1.92	$1.45	$1.19
Income from discontinued operations	3.23	.73	.67

	$5.15	$2.18	$1.86

Common equivalent shares:
Basic	174	183	185

Diluted	180	188	189

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31
	2006	2005
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,035	$983
Investments in marketable securities	1,659	1,367
Receivables, net	1,517	1,520
Prepaid expenses and other current assets	192	216
Assets of discontinued operations	—	900

Total current assets	4,403	4,986
Property, plant and equipment, net	356	339
Intangible assets, net	63	50
Goodwill	655	468
Deferred income taxes	66	69
Other assets	112	98

	$5,655	$6,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$953	$864
Accrued payroll and employee benefits	468	433
Income taxes payable	14	200
Notes payable and current portion of long-term debt	47	70
Deferred income taxes	9	52
Liabilities of discontinued operations	—	680

Total current liabilities	1,491	2,299
Long-term debt, net of current portion	1,192	1,215
Other long-term liabilities	111	99
Commitments and contingencies (Notes 16 and 19)
Minority interest in consolidated subsidiaries	54	46
Stockholders’ equity:
Common stock (Note 1)	2	2
Additional paid-in capital	2,506	2,278
Retained earnings	415	212
Other stockholders’ equity	(84)	(105)
Accumulated other comprehensive loss	(32)	(36)

Total stockholders’ equity	2,807	2,351

	$5,655	$6,010

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common stock		Additional paid-in capital	Retained earnings	Other stock- holders’ equity	Accumulated other comprehensive loss	Comprehensive income
	Shares	Amount
	(In millions)
Balance at February 1, 2003	187	$2	$1,691	$414	$(73)	$(14)
Net income	—	—	—	351	—	—	$351
Other comprehensive loss	—	—	—	—	—	(16)	(16)
Issuances of common stock	15	—	368	—	—	—	—
Repurchases of common stock	(16)	—	(154)	(404)	—	—	—
Income tax benefit from employee stock transactions	—	—	56	—	—	—	—
Stock compensation	—	—	1	—	—	—	—
Unearned stock compensation, net of amortization	—	—	—	—	(19)	—	—

Balance at January 31, 2004	186	2	1,962	361	(92)	(30)	$335

Net income	—	—	—	409	—	—	$409
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Issuances of common stock	15	—	465	—	—	—	—
Repurchases of common stock	(19)	—	(217)	(558)	—	—	—
Income tax benefit from employee stock transactions	—	—	67	—	—	—	—
Stock compensation	—	—	1	—	—	—	—
Unearned stock compensation, net of amortization	—	—	—	—	(13)	—	—

Balance at January 31, 2005	182	2	2,278	212	(105)	(36)	$403

Net income	—	—	—	927	—	—	$927
Other comprehensive income	—	—	—	—	—	4	4
Issuances of common stock	13	—	443	—	—	—	—
Repurchases of common stock	(24)	—	(283)	(724)	—	—	—
Income tax benefit from employee stock transactions	—	—	67	—	—	—	—
Stock compensation	—	—	1	—	—	—	—
Unearned stock compensation, net of amortization	—	—	—	—	21	—	—

Balance at January 31, 2006	171	$2	$2,506	$415	$(84)	$(32)	$931

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2006	2005	2004
	(In millions)
Cash flows from operating activities:
Net income	$927	$409	$351
Income from discontinued operations	(582)	(137)	(127)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	70	56	37
Non-cash compensation	110	123	99
Impairment losses on marketable securities and other investments	6	20	19
Loss (gain) on sale of marketable securities and other investments	9	(4)	(24)
Loss (gain) on disposal of property, plant and equipment	2	(16)	2
Minority interest in income of consolidated subsidiaries	13	14	10
Other non-cash items	(4)	11	(4)
Goodwill impairment	—	—	7
Increase (decrease) in cash, excluding effects of acquisitions and divestitures, from changes in:
Receivables	51	(221)	(165)
Prepaid expenses and other current assets	39	(1)	(54)
Deferred income taxes	(42)	59	13
Other assets	(19)	3	(1)
Accounts payable and accrued liabilities	54	158	169
Accrued payroll and employee benefits	23	30	45
Income taxes payable	(76)	77	34
Other long-term liabilities	14	7	(37)

Total cash flows provided by operating activities	595	588	374

Cash flows from investing activities:
Expenditures for property, plant and equipment	(54)	(42)	(115)
Acquisitions of business units, net of cash acquired of $4 million, $4 million, and $11 million in 2006, 2005 and 2004 respectively	(212)	(212)	(193)
Payments for businesses acquired in previous years	(14)	(20)	—
Purchases of marketable securities available-for-sale	(7,852)	(6,387)	(10,771)
Proceeds from sales and maturities of marketable securities and other investments	7,561	6,290	10,628
Proceeds from disposal of property, plant and equipment	1	33	—
Investments in affiliates	(2)	(9)	(9)
Other	(11)	2	(8)

Total cash flows used in investing activities	(583)	(345)	(468)

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	—	27	351
Payments on settlement of treasury lock contracts	—	—	(5)
Payments of notes payable, long-term debt and capital lease obligations	(46)	(24)	(3)
Dividends paid to minority interest stockholders	(4)	(4)	(3)
Sales of common stock	155	130	85
Repurchases of common stock	(818)	(607)	(451)

Total cash flows used in financing activities	(713)	(478)	(26)

Decrease in cash and cash equivalents from continuing operations	(701)	(235)	(120)

Cash flows of discontinued operations (Revised – see Note 1):
Cash (used in) provided by operating activities of discontinued operations	(319)	179	141
Cash provided by (used in) investing activities of discontinued operations	1,072	(60)	(16)

Increase in cash and cash equivalents of discontinued operations	753	119	125

Cash and cash equivalents at beginning of year	983	1,099	1,094

Cash and cash equivalents at end of year	$1,035	$983	$1,099

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$189	$168	$107

Capital lease obligations for property, plant and equipment	$—	$—	$9

Fair value of assets acquired in acquisitions	$288	$284	$345
Cash paid in acquisitions, net of cash acquired	(212)	(212)	(193)
Future acquisition payment accrued	(2)	—	—
Issuance of common stock in acquisitions and other consideration of $2 million in 2004	(17)	(4)	(49)

Liabilities assumed in acquisitions	$57	$68	$103

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Consolidation

The consolidated financial statements include the accounts of Science Applications International Corporation and all majority-owned and wholly-owned subsidiaries (collectively referred to as “the Company”). All intercompany transactions and accounts have been eliminated in consolidation. Outside investors’ interests in the majority-owned subsidiaries are reflected as minority interest. Unless otherwise noted, references to years are for fiscal years ended January 31, not calendar years. For example, the fiscal year ended January 31, 2006 is referred to as “2006” in these notes to consolidated financial statements.

Certain wholly-owned subsidiaries have fiscal years ended December 31, and as a result, the financial position and results of operations of these subsidiaries for such periods are included in the Company’s consolidated financial statements for the years ended January 31. There were no intervening events for these subsidiaries from December 31 through January 31 for each of the years presented that would materially affect the consolidated financial position or results of operations.

Investments in affiliates and corporate joint ventures where the Company has an ownership interest representing between 20% and 50%, or over which the Company exercises significant influence, are accounted for under the equity method whereby the Company recognizes its proportionate share of net income or loss and does not consolidate the affiliates’ individual assets and liabilities. Equity investments in affiliates over which the Company does not exercise significant influence and whose securities do not have a readily determinable fair market value as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are carried at cost or adjusted cost net of other-than-temporary impairments.

On September 1, 2005, the Company’s newly formed wholly-owned subsidiary, SAIC, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of common stock (“public offering”). In addition, SAIC, Inc. filed a registration statement on Form S-4 with the SEC and the Company delivered to its stockholders a proxy statement/prospectus to obtain stockholder approval of a merger agreement pursuant to which the Company would become a wholly-owned subsidiary of SAIC, Inc. A special meeting of the stockholders that was previously scheduled for December 16, 2005 to vote on the merger was postponed due to developments regarding the firm fixed-price contract with the Greek government as discussed in Note 19. The Company intends to reschedule the special meeting of the stockholders and, subject to stockholder approval of the merger agreement, satisfactory market conditions and other factors, complete the merger and the public offering in the Fall of 2006.

Operating Cycle

The Company’s operating cycle for long-term contracts is typically greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract related assets and liabilities are classified as current assets and current liabilities.

Discontinued Operations

On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (“Telcordia”). The operating results of Telcordia have been classified as discontinued operations (Note 18) for all periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

The Company has reclassified the amounts described below in the accompanying consolidated balance sheets as of January 31, 2005 and in the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for 2005 and 2004 to conform to the 2006 presentation.

In the consolidated statements of income for 2005 and 2004, the Company reclassified $54 million and $47 million, respectively, from cost of revenues to selling, general and administrative expenses in order to classify these costs to be consistent with 2006 and its allocation of costs under cost accounting standards for U.S. Government contracts.

In the consolidated balance sheet for 2005, the Company reclassified $43 million of pre-contract costs to prepaid expenses which were previously reported in unbilled receivables.

In the consolidated statements of stockholders’ equity and comprehensive income for 2005 and 2004, the Company reclassified $55 million and $46 million, respectively, from repurchases of common stock to issuances of common stock to reflect shares issued under the Employee Stock Purchase Plan which were previously reported as a reduction to repurchases of common stock because it was part of the net limited market trade activity.

These reclassifications were also reflected in the consolidated statements of cash flows for 2005 and 2004 and did not change previously reported net income or earnings per share.

Cash Flows

In 2006, 2005 and 2004 the Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations (Note 18), which in prior periods were reported on a combined basis as a single amount.

In 2005 and 2004, the Company increased purchases of marketable securities available-for-sale and proceeds from sales and maturities of marketable securities and other investments by $6 billion and $11 billion, respectively, to reflect purchases, sales and maturities of marketable securities that occur within the Company’s investment portfolios that are managed by third party investment managers (“managed portfolios”). The Company previously did not report the cash outflows and inflows that occurred within the managed portfolios as purchases and sales and maturities, respectively, but rather reported the cash outflows and inflows between the Company and the managed portfolios. This reclassification had no effect on previously reported “total cash flows from investing activities.”

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an on-going basis including those relating to allowances for doubtful accounts, inventories, fair value and impairment of investments, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, contingencies and litigation. Estimates have been prepared on the basis of the most current information and actual results could differ from those estimates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties and is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts shown for the Company’s financial instruments, which include cash equivalents, short-term investments in marketable securities, long-term investments in marketable securities and long-term investments in private equity securities, are reasonable estimates of their related fair values. Cash equivalents and short-term investments in marketable securities are recorded at fair value. The fair value of short-term and long-term investments in marketable securities is based upon quoted market prices. The fair value of long-term investments in private equity securities is estimated using various valuation techniques and factors, such as discounted cash flow models, market prices of comparable companies and recent capital transactions of portfolio companies. The fair value of long-term debt (Note 13) is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

Revenue Recognition

The Company’s revenues are primarily from contracts with the U.S. Government, commercial customers, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of cost plus fees, or target cost and fee with risk sharing, and others which are fixed-price or time-and-materials type contracts. Revenues and fees on these contracts are primarily recognized using the percentage-of-completion method of accounting, most often based on contract costs incurred to date compared with total estimated costs at completion (“cost-to-cost method”). The Company also uses efforts-expended methods of percentage-of-completion (using measures such as labor dollars) for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. The efforts-expended method is utilized when there are significant amounts of materials or hardware on a contract for which procurement of materials does not represent significant progress on the contract. Additionally, the Company utilizes the units-of-delivery method under percentage-of-completion on contracts where separate units of output are produced. Under the units-of-delivery method, revenue is recognized when the units are delivered to the customer, providing that all other requirements for revenue recognition have been met. On contracts that provide for incentive or award fees, the Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimated contract revenues for purposes of applying the percentage-of-completion method of accounting.

Revenues from services and maintenance contracts are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, providing that all other requirements for revenue recognition have been met. The Company evaluates its contracts for multiple deliverables and, when appropriate, segments the contract into separate units of accounting for proper revenue recognition.

The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are first identified. Amounts billed to customers but not yet recognized as revenue under certain types of contracts are deferred. Unbilled receivables are stated at estimated realizable value. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. The Company has agreed upon and settled indirect contract costs through 2003. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-contract Costs

Costs incurred on projects accounted for under the percentage-of-completion accounting method can be recognized as pre-contract costs and deferred as an asset (prepaid expenses and other current assets) when the Company has been requested by the customer to begin work under a new contract, or extend or modify work under an existing contract (change order). The Company records pre-contract costs when formal contracts or contract modifications have not yet been executed, and it is probable that the Company will recover the costs through the issuance of a contract or contract modification. When the formal contract or contract modification has been executed, the costs are recorded to the contract and revenue is recognized based on the percentage-of-completion method of accounting.

Contract claims are unanticipated additional costs incurred in excess of the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of three months or less, excluding amounts held in the Company’s managed portfolios. Items qualifying as cash equivalents but held in the Company’s managed portfolios are included in marketable securities on the Company’s consolidated balance sheets. Cash and cash equivalents at January 31, 2006 and 2005 include $1.0 billion and $968 million, respectively, invested in commercial paper and institutional money market funds.

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

At each balance sheet date, management assesses whether an impairment loss on its marketable and private equity securities has occurred due to declines in fair value and other market conditions that may be other-than-temporary. If management determines that a decline in the fair value has occurred and such decline is deemed to be other-than-temporary in nature, an impairment loss is recognized to reduce the security to its estimated fair value (Note 4).

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

Property, Plant and Equipment

Depreciation of buildings is recognized using the straight-line method over estimated useful lives of ten to forty years while the related improvements are amortized using the straight-line method over the shorter of the lease term or ten years. Depreciation of equipment is recognized using the straight-line method or the declining-balance method over the estimated useful lives of three to ten years.

Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

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

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed, is assessed for impairment at least annually or whenever events or circumstances indicate a condition of impairment may exist. The goodwill impairment test is a two-step process. The first step consists of estimating the fair values of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in step one. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. The Company performs its annual goodwill impairment test each January 31.

Intangible assets with finite lives are amortized using a method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their useful lives of one to twelve years. Intangible assets with indefinite lives are not amortized but are assessed for impairment on an annual basis. Intangible assets, amortized or not, are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Income Taxes

Income taxes are provided utilizing the liability method. The liability method requires the recognition of deferred tax assets and liabilities, on an annual basis, for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities (Note 12). Under the liability method, changes in tax rates and laws are reflected in income in the period such changes are enacted.

The provisions for federal, state, foreign and local income taxes are calculated on income before income taxes based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.

Stock-Based Compensation

The Company has a number of stock-based employee compensation plans, including stock options, stock purchase and restricted stock plans, which are described in Notes 10 and 15. The Company accounts for stock-based employee compensation using the intrinsic value method for each period presented under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal to the fair market value of the underlying common stock on the date of grant, and no compensation expense is recognized for the employee stock purchase plan because it is a non-compensatory plan. The Company accounts for stock options granted to non-employees using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the employee stock options and employee stock purchase plan:

	Year Ended January 31
	2006	2005	2004
	(In millions, except per share amounts)
Net income, as reported	$927	$409	$351
Pro forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(16)	(31)	(36)

Pro forma net income	$911	$378	$315

Earnings per share:
Basic—as reported	$5.33	$2.23	$1.90

Basic—pro forma	$5.24	$2.07	$1.70

Diluted—as reported	$5.15	$2.18	$1.86

Diluted—pro forma	$5.06	$2.01	$1.67

The pro forma compensation costs were determined using weighted-average per share fair values of options granted in 2006, 2005 and 2004 of $8.70, $5.20 and $4.12, respectively. The fair value for options granted prior to September 1, 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2006, 2005 and 2004: no dividend yield, no volatility, risk-free interest rates ranging from 2.5% to 4.4% and expected lives of five years. The fair value of options granted after September 1, 2005 was calculated using the same assumptions for 2006 except a peer-weighted volatility rate of 33% and estimated useful life of 3.9 years was applied. In 2006, the pro forma stock-based employee compensation expense was reduced by $10 million, net of related tax effect, representing the effects of unvested stock options that were forfeited by employees of Telcordia as a result of the sale of Telcordia.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to September 1, 2005, the Company met the definition of a non-public company for the purposes of applying the provisions of SFAS No. 123 and, therefore, assumed no volatility in its fair value calculations. Effective with the filing of a registration statement by SAIC, Inc. with the SEC on September 1, 2005, the Company met the definition of a public company under SFAS No. 123 and, accordingly, has included a volatility estimate based on the estimated stock volatility of the Company’s peers in valuing awards granted after September 1, 2005.

SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 was adopted by the Company effective February 1, 2006. Pursuant to SFAS No. 123(R), restatement of earlier periods is not permitted and there will be no carryover expense on the unvested portion of awards granted prior to September 1, 2005. There will be carryover expense to be recognized in the Company’s

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements primarily over the next four years of $11 million associated with awards granted between September 1, 2005 and January 31, 2006. Because the Company applied the minimum value method (which assumes no volatility in estimating fair value) to awards granted prior to September 1, 2005, the amount of expense to be recognized in the consolidated financial statements following adoption of SFAS No. 123(R) will be significantly greater than the historical amounts presented in the pro forma table above. In addition, the Company’s employee stock purchase plan (“ESPP”) will be compensatory under SFAS No. 123(R), requiring the 15% discount on employee stock purchases made under the plan to be recognized as compensation expense (Note 10) beginning in 2007. The amount of compensation expense in 2007 is dependent upon the number of awards to be granted and ESPP participation levels. Since February 1, 2006, the Company awarded stock options with an estimated fair value of $49 million, (based on the same assumptions used above) net of estimated forfeitures, that will be recognized in the Company’s consolidated financial statements ratably over the next four years. Substantially all of these stock options were granted in conjunction with the annual fiscal year bonus compensation awards. Of the total options granted in 2006, 2005 and 2004, 75%, 75% and 67%, respectively, of the options were granted in conjunction with the annual fiscal year bonus compensation awards. If the Company had adopted SFAS No. 123(R) in 2006, it would have also recognized expense of $9 million for the discount on ESPP shares.

Common Stock and Earnings Per Share

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05. As of January 31, 2006 and 2005, 167,379,000 shares and 177,369,000 shares of Class A common stock, respectively, and 206,000 shares and 217,000 shares of Class B common stock, respectively, were issued and outstanding. Pursuant to the Company’s Certificate of Incorporation, no additional shares of Class B common stock may be issued. Each share of Class B common stock is convertible into 20 shares of Class A common stock. Class A common stock and Class B common stock are collectively referred to as common stock in the consolidated financial statements and notes to consolidated financial statements and are shown assuming that the Class B common stock was converted into Class A common stock. The Class A common stock and Class B common stock have identical rights with respect to voting, dividends, liquidation and other rights except that the Class B common stock has 20 votes per share and shall receive 20 times the per share dividend declared and paid on the Class A common stock, and 20 times the assets and funds distributed upon liquidation as the Class A common stock. Pursuant to the Company’s Certificate of Incorporation, the Class A common stock is subject to certain restrictions, including the Company’s right to repurchase shares held by a stockholder upon termination of the stockholder’s affiliation with the Company, the Company’s right of first refusal with respect to sales of Class A common stock by a stockholder other than in the Company’s limited market and certain other restrictions on transfer of Class A common stock. The shares of Class B common stock are generally subject to similar contractual restrictions. Repurchases of the Company’s common stock reduce the amount of retained earnings in the stockholders’ equity section of the Company’s consolidated balance sheets. Shares of common stock are retired upon repurchase.

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

If the stockholders’ approve the merger and the Company completes the public offering, each share of the Company’s Class A common stock would be converted into the right to receive two shares of SAIC, Inc. Class A preferred stock, and subject to the exercise of appraisal rights, each share of the Company’s Class B common

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock would be converted into the right to receive 40 shares of SAIC, Inc. Class A preferred stock. If the merger is completed, the new common stock of SAIC, Inc. would have the same economic rights as the new Class A preferred stock but would be entitled to one vote per share while the new Class A preferred stock would be entitled to 10 votes per share. After the merger, SAIC, Inc. expects to offer its shares of common stock to the public. As a publicly traded company, SAIC, Inc. would have no right of first refusal on transfers of the new Class A preferred stock or the new common stock and no right to repurchase those shares upon termination of affiliation of an employee, director or consultant.

In conjunction with the proposed public offering, the board of directors expects to declare a special dividend that will be paid to the holders of the Company’s common stock as of a record date that will be set by the board of directors. Payment would be conditioned upon completion of the public offering and it is anticipated that the dividend would be paid within 25 days after the completion of the public offering.

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Shares of common stock granted to officers and employees of the Company are included in the computation of weighted average shares outstanding only after the shares become fully vested. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares of common stock outstanding is increased to include the effect of dilutive common stock equivalents, which is comprised of stock options and other stock awards granted under stock-based compensation plans that were outstanding during the periods.

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Basic weighted average shares	174	183	185
Add: Dilutive common stock equivalents
Stock options	4	5	3
Restricted stock awards	2	—	1

Diluted weighted average shares	180	188	189

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the years ended January 31, 2006, 2005 and 2004.

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

Although credit risk is limited, the Company’s receivables are concentrated with its principal customers which are the various agencies of the U.S. Government and commercial customers engaged in work for the U.S. Government.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

Financial statements of consolidated international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are recognized as incurred.

Note 2—Business Segment Information:

The Company provides scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, as well as to selected commercial markets. The Company also designs and develops high-technology products. These products include customized and standard hardware and software, such as automatic equipment identification technology, sensors and nondestructive imaging and security instruments. Product revenues represented 2% of consolidated revenues in 2006, 2005 and 2004.

The Company defines its reportable segments using the management approach, which is based on the way the chief operating decision maker (“CODM”) manages the operations within the Company for the allocation of resources, decision making and performance assessment.

Using the management approach, the Company has three reportable segments: Government, Commercial, and Corporate and Other. The Company’s operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the business unit’s services. The Corporate and Other segment includes the operations of the Company’s broker-dealer subsidiary, Bull, Inc., and its internal real estate management subsidiary, Campus Point Realty Corporation, and various corporate activities, including elimination of intersegment revenues. In addition, in certain circumstances, for management purposes as determined by the CODM, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and are reflected in the Corporate and Other segment.

Business units in the Government segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Government segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards (“CAS”) and Federal Acquisition Regulations. Business units in the Commercial segment provide technical services and products primarily to customers in commercial markets and their operations are generally not subject to specific regulatory accounting or contracting guidelines.

The internal measure of operating income before income taxes (“segment operating income”) excludes losses on impaired intangible assets, non-recurring gains or losses on sales of business units, subsidiary common stock and similar items, and includes equity in the income or loss of unconsolidated affiliates and the minority interest in income or loss of consolidated subsidiaries. The accounting policies of the reportable segments are the same as those described in Note 1. Certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by CAS. Corporate expense variances to these allocations are retained in the Corporate and Other segment. Elimination of intersegment revenues is also reflected in the Corporate and Other segment. Sales between segments were $3 million, $45 million and $25 million in 2006, 2005 and 2004, respectively, and were recorded at cost. Asset information by segment is not a key measure of performance used by the CODM. The Company also monitors capital expenditures by the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business units. Interest income, interest expense and provision for income taxes, as reported in the consolidated financial statements, are not part of segment operating income and are primarily recorded at the corporate level.

The Company formed SAIC Venture Capital Corporation to manage its investments in publicly traded and private technology companies. The Company may also spin off technologies that are considered non-strategic but may bring future value from an investment perspective. These activities are of an investment nature and are not reported to the CODM as part of the core operating segments of the Company and, therefore, are shown as “Investment activities” in the reconciliation of total reportable segment operating income to operating income in the accompanying consolidated statements of income.

Effective February 1, 2005, the Company no longer allocated an internal interest expense or income (“Cost of Capital”). Segment information for 2005 and 2004 has been revised to reflect the elimination of Cost of Capital.

The following table summarizes segment information:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Revenues:
Government	$7,289	$6,738	$5,426
Commercial	533	521	419
Corporate and Other	(30)	(72)	(12)

Total reportable segment revenues	$7,792	$7,187	$5,833

Segment operating income (loss):
Government	$499	$516	$442
Commercial	37	40	28
Corporate and Other	(45)	(86)	(69)

Total reportable segment operating income	$491	$470	$401

Capital expenditures:
Government	$35	$36	$18
Commercial	5	3	2
Corporate and Other	14	3	95

Total reportable segment and consolidated capital expenditures	$54	$42	$115

The following table is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Depreciation and amortization:
Government	$55	$40	$25
Commercial	5	6	4
Corporate and Other	10	10	8

Total reportable segment and consolidated depreciation and amortization	$70	$56	$37

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total reportable segment operating income to the Company’s consolidated operating income:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Total reportable segment operating income:	$491	$470	$401
Investment activities	(2)	(3)	(4)
Equity in (income) loss of unconsolidated affiliates	(5)	5	(5)
Goodwill impairment	—	—	(7)
Gain on sale of business units, net	—	2	—
Minority interest in income of consolidated subsidiaries	13	14	10

Total consolidated operating income	$497	$488	$395

The following tables summarize revenues and long-lived assets, which includes property, plant and equipment, intangible assets, goodwill, deferred taxes and other assets, by geographic location of the entity that is performing the services:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Revenues:
United States	$7,564	$6,980	$5,683
United Kingdom	169	161	137
Canada and all other international	59	46	13

Total consolidated revenues	$7,792	$7,187	$5,833

	January 31
	2006	2005
	(In millions)
Long-lived assets:
United States	$1,197	$970
United Kingdom	27	26
Canada and all other international	28	28

Total consolidated long-lived assets	$1,252	$1,024

In 2006, 2005 and 2004, 89%, 86% and 85%, respectively, of the Company’s consolidated revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Government segment revenues. As a percentage of consolidated revenues, customers comprising 10% or more of consolidated revenues were as follows:

	Year Ended January 31
	2006	2005	2004
U.S. Army	16%	13%	13%
U.S. Navy	14%	13%	12%
U.S. Air Force	10%	11%	11%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Composition of Certain Financial Statement Captions:

	January 31
	2006	2005
	(In millions)
Prepaid expenses and other current assets:
Prepaid expenses	$46	$51
Inventories	60	57
Pre-contract costs (Note 1)	34	43
Income taxes receivable	3	22
Other	49	43

	$192	$216

Property, plant and equipment, at cost:
Computers and other equipment	$213	$191
Buildings and improvements	220	220
Leasehold improvements	81	61
Office furniture and fixtures	43	39
Land	48	45

	605	556
Less accumulated depreciation and amortization	249	217

	$356	$339

Other assets:
Equity method investments (Note 6)	$23	$20
Cost method investments	38	47
Other	51	31

	$112	$98

Accounts payable and accrued liabilities:
Accounts payable	$388	$298
Other accrued liabilities	395	417
Collections in excess of revenues on uncompleted contracts	170	149

	$953	$864

Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$273	$249
Accrued vacation	181	163
Accrued contributions to employee benefit plans	14	21

	$468	$433

Other long-term liabilities:
Accrued pension liabilities	$24	$19
Deferred compensation	44	44
Other	43	36

	$111	$99

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Short-term and Long-term Investments in Marketable Securities:

The aggregate cost basis and market value of short-term and long-term available-for-sale investments by major security type were as follows:

	January 31
	2006		2005
	Cost basis	Market value	Cost basis	Market value
	(In millions)
Short-term investments:
U.S. Government and agency securities	$139	$139	$289	$287
Corporate obligations	890	890	449	448
Municipal debt	488	488	358	358
Asset-backed and mortgage-backed securities	—	—	258	257
Other	142	142	17	17

Total short-term investments	1,659	1,659	1,371	1,367
Long-term corporate obligations and equity securities	5	5	4	4

	$1,664	$1,664	$1,375	$1,371

At January 31, 2006, aggregate gross unrealized gains and losses were not material.

At January 31, 2006, $1,659 million of investments in debt securities have effective maturities less than one year. Subsequent to January 31, 2006, the Company liquidated all of its short-term investments in marketable securities.

The net (loss) gain on marketable securities and other investments, including impairment losses consisted of the following:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Impairment losses	$(6)	$(20)	$(19)
Gross realized gains on sale of marketable securities	1	2	22
Gross realized losses on sale of marketable securities	(9)	(4)	(2)
Net (loss) gain on sale of other investments	(1)	6	4

	$(15)	$(16)	$5

The impairment losses in 2006, 2005 and 2004 were due to declines in fair value of the Company’s private equity securities that were deemed to be other-than-temporary. The carrying value of the Company’s private equity securities as of January 31, 2006 was $38 million.

The gross realized losses on the sale of marketable securities in 2006 were primarily due to the liquidation of fixed rate securities prior to their stated maturity date to achieve greater liquidity for the Company. The market value of the securities had been negatively impacted by rising interest rates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, the primary component of the gross realized gains on marketable securities was a gain before income taxes of $17 million from the sale of the Company’s investment in publicly-traded equity securities of Tellium, Inc. The remainder of the aggregate gain was related to sales of certain other investments.

Note 5—Receivables, Net:

Receivables consisted of the following:

	January 31
	2006	2005
	(In millions)
Billed less allowance for doubtful accounts of $6 million and $2 million at January 31, 2006 and 2005, respectively	$1,083	$1,145
Unbilled	411	355
Contract retentions	23	20

	$1,517	$1,520

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

Note 6—Acquisitions and Investments in Affiliates:

The Company completed acquisitions of certain business assets and companies in 2006, 2005 and 2004, which individually and in the aggregate were not considered material business combinations in the year acquired. In some cases, the Company acquired all of the issued and outstanding common stock of certain companies while in other cases, the Company acquired certain specific assets and liabilities. All of these acquisitions have been accounted for under the purchase method of accounting and the operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired has been recorded as goodwill.

In 2006, the Company completed four acquisitions for an aggregate purchase price of $234 million, which consisted of $216 million in cash, 390,000 shares of the Company’s common stock that had a fair value of $17 million on the date of issuance and future acquisition payments of $1 million payable once certain conditions have been met. The preliminary purchase price allocations resulted in identifiable intangible assets of $35 million (amortizable over a weighted average life of five years) and goodwill of $186 million, $32 million of which is tax deductible. The Company has not yet obtained all the information required to complete the purchase price allocations related to three of these acquisitions. The final purchase price allocations will be completed once the information identified by the Company has been received, which should not be longer than one year from the dates of acquisition.

In 2005, the Company completed four acquisitions for an aggregate purchase price of $236 million, which consisted of $227 million in cash, 107,000 shares of the Company’s common stock that had a fair value of $4 million on the date of issuance and future acquisition payments of $5 million, all of which has been paid. The

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

final purchase price allocation resulted in identifiable intangible assets of $44 million (amortizable over a weighted average life of nine years) and goodwill of $157 million, $33 million of which is tax deductible.

In 2004, the Company completed ten acquisitions for an aggregate purchase price of $289 million, which consisted of $204 million in cash, 1.4 million shares of the Company’s common stock that had a fair value of $47 million on the dates of issuance, other consideration of $2 million and future acquisition payments of $36 million. The final purchase price allocation resulted in identifiable intangible assets of $41 million (amortizable over a weighted average life of three years) and goodwill of $215 million, $57 million of which is tax deductible. Potential contingent payments related to these acquisitions were $11 million, all of which have been paid or settled as of January 31, 2006.

At January 31, 2006, the Company had 11 equity investments, accounted for under the equity method with the Company’s direct ownership ranging from 14% to 50%. The Company recognized revenues of $15 million in 2006 and $12 million in 2005 and 2004 from these related parties. The carrying value of the Company’s equity method investments was $23 million and $20 million at January 31, 2006 and 2005, respectively, which includes the excess of the Company’s equity investments over its equity in the underlying net assets of $4 million in 2006 and 2005. During 2005, the Company recorded an impairment loss of $9 million on its investment in a 50% owned joint venture, Data Systems and Solutions, LLC (“DS&S”). The impairment loss was primarily due to a significant business downturn at DS&S caused by a loss of business and an ongoing government investigation and is reflected in “Other (expense) income” in the consolidated statements of income. The Company sold its interest in DS&S in March 2006 as described in Note 19.

Note 7—Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment were as follows:

	Government	Commercial	Total
	(In millions)
Goodwill at February 1, 2004	$277	$24	$301
Acquisitions	155	—	155
Foreign currency translation	—	1	1
Adjustments	11	—	11

Goodwill at January 31, 2005	443	25	468
Acquisitions	186	—	186
Foreign currency translation	—	(1)	(1)
Adjustments	2	—	2

Goodwill at January 31, 2006	$631	$24	$655

Goodwill adjustments in 2006 and 2005 were a result of finalization of purchase price allocations related to prior year acquisitions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consisted of the following:

	January 31
	2006			2005
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
	(In millions)
Amortizable assets:
Customer contracts	$48	$24	$24	$31	$11	$20
Non-compete agreements	25	20	5	32	13	19
Software and technology	33	5	28	5	—	5
Other	6	2	4	7	1	6

Total amortizable intangible assets	112	51	61	75	25	50
Non-amortizable intangible assets:
Tradenames	2	—	2	—	—	—

Total intangible assets	$114	$51	$63	$75	$25	$50

Customer contracts and non-compete agreements with a gross carrying value of $3 million became fully amortized at January 31, 2005 and, therefore, are no longer reflected in the gross carrying value after that date. In addition, intangible assets arising from acquisitions made prior to February 1, 2005 increased by $7 million due to the finalization of purchase price allocations. Of this $7 million increase, $5 million represents amortizable intangible assets and $2 million represents indefinite-life intangible assets. Amortization expense related to amortizable intangible assets was $29 million, $20 million and $6 million for 2006, 2005 and 2004, respectively.

Based on the intangible assets as of January 31, 2006, the estimated annual amortization expense related to amortizable intangible assets is as follows:

Year Ending January 31	(In millions)
2007	$24
2008	13
2009	10
2010	6
2011	3
Thereafter	5

$61

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors. In 2006 and 2005, impairment losses on intangible assets were not material. In 2004, the Company did not recognize any impairment losses on intangible assets.

Note 8—Derivative Instruments:

The Company is exposed to certain market risks which are inherent in certain transactions entered into during the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company has a risk management policy in place which is used to assess and manage cash flow and fair value exposures. The policy permits the use of derivative instruments with certain restrictions and appropriate authorization. The Company presently uses derivative instruments to manage exposures to foreign currency and interest rate risks and uses natural hedges to

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimize exposure for net investments in foreign subsidiaries. The Company does not hold derivative instruments for trading or speculative purposes.

Interest Rate Risk

The Company entered into interest rate swap agreements in February 2004 (“2004 swap agreements”) to convert the fixed interest payments on its $100 million 6.75% notes (Note 13) to a variable rate, based on a rolling six-month LIBOR plus a margin. The interest rate swap agreements were entered into to better balance the fixed and variable rate long-term debt obligations. These swap agreements are designated as fair value hedges of changes in the notes’ fair value and were fully effective in offsetting the change in fair value of the underlying notes. The fair value of the 2004 swap agreements at January 31, 2006 was a liability of $3 million, of which $1 million and $2 million are reflected in other accrued liabilities and other long-term liabilities, respectively.

In 2004, the Company modified its prior plan for financing the $91 million purchase of land and buildings under two operating leases and issued $300 million of fixed rate debt (Note 13). In anticipation of this debt issuance, the Company entered into interest rate lock agreements to lock in the effective borrowing rate on portions of the anticipated debt financing. Due to declines in interest rates from the dates of entering into the treasury lock contracts to the date of the debt issuance, the Company was required to pay $5 million to settle the treasury lock contracts upon the debt issuance. This loss of $5 million before income taxes is being amortized to interest expense over the term of the related debt. The treasury lock contracts were designated as cash flow hedges that were fully effective, therefore, the net of tax loss of $3 million was recorded as a component of accumulated other comprehensive loss in stockholders’ equity.

The Company entered into four forward starting interest rate swap agreements in January 2002 (“2002 swap agreements”) pursuant to its previous plan to use five-year variable interest rate mortgage to finance the purchase of the land and buildings noted above. The mortgage financing would have required payments to a third party lender based on a variable interest rate. Under the terms of the 2002 swap agreements, the Company would either pay to or receive from the swap agreements’ counterparty an amount which would effectively have made the net cash outflow a fixed amount. The 2002 swap agreements were designated as cash flow hedges and were fully effective through May 29, 2003 with cumulative net of tax losses of $9 million recorded as a component of accumulated other comprehensive loss in stockholders’ equity. As of May 29, 2003, the 2002 swap agreements were no longer designated in a cash flow hedging relationship and, therefore, all future changes in fair value will be recorded directly into income through August 2008, the expiration date of the swap agreements. The cumulative loss before income taxes of $14 million on the 2002 swap agreements through May 29, 2003 is being amortized as additional interest expense over the contemplated five-year mortgage term that would have ended in August 2008.

In conjunction with the modified financing plan which resulted in the issuance of fixed rate debt in June 2003, on May 29, 2003, the Company entered into additional interest rate swap agreements (“2003 swap agreements”) to offset the effects of the 2002 swap agreements. The net change in the fair values of the 2002 and 2003 swap agreements since May 29, 2003 was not material and was recorded as additional interest expense. At January 31, 2006, the combined fair value of the 2003 and 2002 swap agreements was $7 million, of which $3 million and $4 million are reflected in other accrued liabilities and other long-term liabilities, respectively.

Foreign Currency Risk

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company’s objective in managing its exposure to foreign currency rate fluctuations is

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company currently manages cash flow exposure of receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. Foreign currency forward exchange contracts are contracts requiring the Company to exchange a stated quantity of foreign currency for a fixed amount of a second currency, typically U.S. dollars. At January 31, 2006, currencies hedged were the U.S. dollar and British pound. The Company has designated certain of its foreign currency forward exchange contracts as cash flow hedges of transactions primarily related to sales contracts and receivables forecasted to occur by July 2006. The effective portion of the change in the fair value of these derivatives is recorded in comprehensive income and recognized in the income statement when the related hedged item affects earnings. Contracts designated as cash flow hedges were fully effective in 2006, 2005 and 2004 and net of tax gains and losses recorded as a component of accumulated other comprehensive income in stockholders’ equity were not material.

Note 9—Revolving Credit Facilities:

The Company has two revolving credit facilities (“credit facilities”) totaling $750 million with a group of financial institutions that provide for (i) a five-year revolving credit facility of up to $500 million, which allows borrowings until July 2007 and (ii) a five-year revolving credit facility of up to $250 million, which allows borrowings until July 2009. Borrowings under the credit facilities are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and a fee if utilization exceeds 50% of the total commitment amount. During 2006, 2005 and 2004, the Company did not borrow under either of its credit facilities.

The Company has a firm fixed-price contract with the Greek government with bonding requirements, approximately $109 million of which have been met through the issuance of standby letters of credit under the $500 million five-year revolving credit facility. The standby letters of credit reduce the amount available for borrowings under the $500 million five-year revolving credit facility. The Company pays fees for the standby letters of credit issued under the $500 million five-year revolving credit facility, but the outstanding standby letters of credit are not considered borrowings and the Company does not incur related interest costs. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. The Company is in dispute with the customer on this contract as discussed in Note 19. The Company does not expect to issue any additional standby letters of credit for this contract under the $500 million five-year revolving credit facility.

As of January 31, 2006, the entire amount under the $250 million five-year revolving credit facility was available and $391 million of the $500 million five-year revolving credit facility was available. These credit facilities contain customary affirmative and negative covenants. The financial covenants contained in the credit facilities require the Company to maintain a trailing four quarter interest coverage ratio of not less than 3.5 to 1.0 and a ratio of consolidated funded debt to a trailing four quarter earnings before interest, taxes, depreciation and amortization of not more than 3.0 to 1.0. These covenants also restrict certain of the Company’s activities, including, among other things, the Company’s ability to create liens, dispose of assets, merge or consolidate with other entities, and create guaranty obligations. If the Company completes the public offering and related events described in Note 1, the Company would need to obtain consents under these revolving credit facilities prior to the merger and payment of a special dividend. The credit facilities also contain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control, and material inaccuracy of representations and warranties. As of January 31, 2006, the Company was in compliance with all the financial covenants under the credit facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Employee Benefit Plans:

Effective January 1, 2006, the Company merged the Employee Stock Retirement Plan (“ESRP”) into the 401(k) Profit Sharing Plan (“401(k)”) to create a combined plan renamed the SAIC Retirement Plan (“SRP”). The SRP is both a 401(k) plan and an employee stock ownership plan (“ESOP”). Any shares of Company common stock that were held in the 401(k) and ESRP are now held within the ESOP portion of the SRP. The SRP allows eligible participants to defer a portion of their income through payroll deductions. Employee deferrals are fully vested and are not taxable to the participant until distributed from the SRP following termination, retirement, permanent disability or death and may be matched by the Company. Employees are eligible to immediately participate in the SRP and receive the Company matching contribution upon their employment with the Company. The Company’s matching contribution is a 50% match for each dollar an employee contributes to the 401(k), up to 6% of the employee’s eligible compensation. In addition, the Company may also provide profit sharing contributions in cash and Company common stock. These contributions are based upon amounts determined annually by the board of directors and are allocated to participants’ accounts based on their annual eligible compensation. The Company recognizes the fair value of the Company’s common stock in the year of contribution as compensation expense. Employees must meet a one-year eligibility period to qualify for any profit sharing contributions made by the Company. Participants’ interests in the Company’s matching and profit sharing contributions vest 20% per year in the first through fifth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. The Company’s contributions, including the matching contributions, expensed under the ESRP, 401(k) and SRP were $121 million, $95 million and $103 million for 2006, 2005 and 2004, respectively.

Any participant who leaves the Company, whether by retirement or otherwise, is no longer required to divest their Company common stock holdings that have been retained more than five years in the SRP and, based on the eligibility requirements, may be able to elect to receive either cash or shares of Company common stock as a distribution from their SRP stock account. Shares of Company common stock distributed from the SRP bear a limited put right that, if exercised, would require the Company to repurchase all or a portion of the shares at their then current fair value during two specified 60-day periods following distribution. If the shares are not put to the Company during the specified periods, the shares no longer bear a put right, and the Company will not be required to repurchase the shares. If the initial public offering is completed (Note 1), the limited put right feature on existing shares will expire and new shares distributed from the SRP will no longer be eligible for a put right. At January 31, 2006, the SRP held 67 million shares of common stock with a fair value of $2.9 billion and there were 5 million shares distributed from the SRP with a limited put right that remained outstanding with a fair value of $202 million. On March 2, 2006, the second period available to exercise the put right expired and 3 million shares with a fair value of $123 million remained outstanding.

The Company has a principal bonus compensation plan, which provides for bonuses to reward outstanding performance. Bonuses are awarded in the form of cash, fully vested or vesting shares of the Company’s common stock. The board of directors or its committee administering the bonus compensation plan may at any time amend, suspend, or terminate the plan. Awards of vesting shares of the Company’s common stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. Except as otherwise provided in the award agreement, outstanding bonus awards become fully vested upon the occurrence of a change in control of the Company. The fair market value of these vesting shares awarded is recorded as unearned compensation, which is included in stockholders’ equity and amortized over the vesting period. The amounts expensed under this plan were $118 million, $121 million and $106 million in 2006, 2005 and 2004, respectively.

The Company has a Stock Compensation Plan (“SCP”) and Management Stock Compensation Plan (“MSCP”), together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s common stock that are

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

held in trust to fund benefit payments to participants. Participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. In 2006, the board of directors amended the vesting period for new awards under the Stock Compensation Plans. New awards issued on or after January 1, 2006 vest 100% after four years and participants are no longer allowed to elect their distribution option. SCP participants receive a lump sum distribution of their awards in shares of Company common stock once they become vested while the MSCP participants receive a distribution of their awards in shares of Company common stock following termination or retirement. Upon a change in control of the Company, participant accounts will become fully vested and will be immediately distributed. The fair value of shares awarded under these plans is recorded as unearned compensation which is included in stockholders’ equity and amortized over the vesting period. The amounts expensed under these plans were $6 million, $7 million and $6 million in 2006, 2005 and 2004, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of the Company’s common stock at a discount of 15% of the fair market value. The ESPP terminates on July 31, 2007, unless terminated earlier by the board of directors. The Company has not recognized any expense under this plan because it is a non-compensatory plan. Effective February 1, 2006, in accordance with SFAS No. 123(R), the ESPP became compensatory, requiring that 15% discount be recognized as compensation expense. The pro forma effect on net income and earnings per share of the discount is presented in Note 1. At January 31, 2006, 8 million shares of the Company’s common stock were reserved for issuance under the ESPP.

The Company maintains two deferred compensation plans for the benefit of key executives and directors and allows eligible participants to elect to defer all or a portion of their annual bonus compensation. The Company makes no contributions under the Keystaff Deferral Plan (“KDP”) but does credit participant accounts for deferred compensation amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (5.59% in 2006). Deferred balances will generally be paid upon termination. Under the Key Executive Stock Deferral Plan (“KESDP”), eligible participants may elect to defer all or a portion of their annual bonus compensation in share units. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s common stock that are held in a trust for the benefit of KESDP participants. Deferred balances will generally be paid upon retirement or termination.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Pension Plan:

The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for the Company’s foreign defined benefit pension plan for certain employees in the United Kingdom. The plan has a January 31 measurement date.

	Year Ended January 31
	2006	2005
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$95	$76
Service cost	3	3
Interest cost	5	4
Plan participants’ contributions	1	1
Actuarial loss	16	8
Benefits paid	(1)	(1)
Foreign currency translation	(6)	4

Benefit obligation at end of year	$113	$95

Change in plan assets:
Fair value of plan assets at beginning of year	$63	$53
Actual gain on plan assets	13	5
Company contributions	3	3
Plan participants’ contributions	1	1
Benefits paid	(1)	(1)
Foreign currency translation	(4)	2

Fair value of plan assets at end of year	$75	$63

Funded status at end of year	$(38)	$(32)
Unrecognized net actuarial loss	42	38

Net prepaid benefit cost	$4	$6

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(24)	$(19)
Accumulated other comprehensive income (pre-tax)	28	25

Net prepaid benefit cost	$4	$6

The accumulated benefit obligation for the defined benefit pension plan was $100 million and $82 million at January 31, 2006 and 2005, respectively. The fair value of the pension assets was less than the accumulated benefit obligation at January 31, 2006 and 2005. As a result, a minimum pension liability adjustment, net of tax, of $3 million, $3 million, and $4 million was included in other comprehensive income in 2006, 2005 and 2004, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts for the defined benefit pension plan with an accumulated benefit obligation in excess of plan assets were as follows:

	January 31
	2006	2005
	(In millions)
Projected benefit obligation	$113	$95
Accumulated benefit obligation	$100	$82
Fair value of plan assets	$75	$63

The components of net periodic benefit cost to the Company of this plan were as follows:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Components of net periodic benefit cost:
Service cost	$3	$3	$2
Interest cost	5	4	3
Expected return on plan assets	(5)	(4)	(3)
Amortization of actuarial loss	2	1	2

Net periodic benefit cost	$5	$4	$4

Actuarial Assumptions

The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension were as follows:

	January 31
	2006	2005
Assumptions used to determine benefit obligations at the plan’s measurement date:
Discount rate	4.7%	5.3%
Rate of compensation increase	3.6%	3.6%

	Year Ended January 31
	2006	2005
Assumptions used to determine net periodic benefit cost:
Discount rate	5.3%	5.5%
Expected return on plan assets	7.6%	8.0%
Rate of compensation increase	3.6%	3.5%

The long-term rate of return assumption represents the expected average earnings on funds invested or to be invested by the plan. This return is determined in consultation with investment advisors and is based on a variety of factors including long-term historical market returns for the various asset classes in the plans and review of peer data. A weighting of these asset class returns, based on the anticipated long-term allocation of the asset classes in the plans, is performed to determine an overall average expected long-term rate of return.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

As of the measurement date, pension plan assets were allocated as follows:

	January 31
	2006	2005
International equity securities	71%	75%
Debt securities	21	19
Real estate and cash	8	6

	100%	100%

The Company’s overall investment strategy for all pension plan assets is to utilize a total return investment approach whereby a mix of equity securities, fixed income, real estate and cash investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through consideration of plan demographics, plan liabilities, plan funded status and overall corporate financial condition. The investment portfolio contains a diversified blend of international equity securities, fixed income securities, and real estate investments. Target asset allocation as prescribed by the investment strategy is substantially similar to actual allocation at measurement date.

Cash Flows

During 2007, the Company expects to contribute approximately $6 million to the defined benefit pension plan. Estimated annual benefit payments, which reflect expected future service, as appropriate, are expected to be $1 million for each of the years in 2007 to 2011. Total estimated benefit payments for 2012 through 2016 are expected to be $11 million.

Other

The Company also makes contributions to a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan as allowable under cost accounting standards. If the Company were to cease to be the contractor as a result of a recompetition process, this defined benefit pension plan and related plan assets and liabilities would transfer to the new contractor. Any excess ERISA required contributions that were made by the Company and not currently reimbursed under the contract would be settled at contract termination by the new contractor. The Company currently has a receivable for $2 million representing excess contributions made under ERISA but not currently reimbursed under the contract because it exceeds the allowable amount under CAS.

In addition, certain employees at AMSEC LLC, a consolidated joint venture, continue to participate in a defined benefit pension and a retiree medical and life insurance plan sponsored by the other joint venture participant. AMSEC LLC recorded expense of $1 million in 2006, 2005 and 2004 for payments made to the other joint venture partner for the cost of the benefits these plans provide.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes:

Income from continuing operations before income taxes included the following:

	Year Ended January 31
	2006	2005	2004
	(In millions)
United States	$469	$386	$354
Foreign	15	17	10

	$484	$403	$364

The provision for income taxes included the following:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Current:
Federal	$169	$83	$95
State	(9)	(18)	19
Foreign	10	8	4
Deferred:
Federal	(21)	54	19
State	(9)	4	3
Foreign	(1)	—	—

	$139	$131	$140

Deferred income taxes are provided for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

	January 31
	2006	2005
	(In millions)
Accrued vacation pay	$52	$44
Investments	25	19
Deferred compensation	29	29
Vesting stock bonuses	18	18
State taxes	4	6
Accrued liabilities	—	5
Unrealized net losses on marketable securities	—	2

Total deferred tax assets	128	123

Employee benefit contributions	(7)	(9)
Deferred revenue	(38)	(84)
Depreciation and amortization	(1)	(1)
Other	(22)	(10)

Total deferred tax liabilities	(68)	(104)

Net deferred tax assets, before valuation allowance	60	19
Valuation allowance	(3)	(2)

Net deferred tax assets	$57	$17

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (35%) to income from continuing operations before income taxes follows:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Amount computed at statutory rate	$170	$141	$127
State income taxes, net of federal tax benefit	19	9	14
Change in accruals for tax contingencies	(50)	(19)	(1)
Non-deductible items	4	1	1
Non-taxable interest income	(4)	(1)	(1)

	$139	$131	$140

Effective income tax rate	28.7%	32.5%	38.4%

The lower effective tax rate for 2006 was primarily due to the reversal of $50 million in tax accruals for tax contingencies as a result of settlements of federal and state audits and audit issues in amounts different than the recorded accruals for tax contingencies, as well as the expiration of statutes on open tax years.

Income taxes paid in 2006, 2005 and 2004 were $590 million, $34 million and $79 million, respectively, and in 2006, included income tax payments of approximately $280 million related to the sale of Telcordia (Note 18).

At January 31, 2006, the Company had approximately $50 million of federal net operating loss carry forwards. The Company anticipates that it will fully utilize these carry forwards before they begin to expire in the year 2025.

The Company is subject to routine compliance reviews by the Internal Revenue Service (“IRS”), which is currently auditing 2002 to 2004, and other taxing jurisdictions on various tax matters, including challenges to various positions the Company has taken. The Company has recorded liabilities for tax contingencies for open years based upon its best estimate of the taxes ultimately to be paid. As of January 31, 2006, the income taxes payable balance included $113 million for tax contingencies. The income taxes payable at January 31, 2006 also includes deposits made with various tax authorities for anticipated tax payments due on prior tax periods. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals, or that there will not be accruals in excess of the final settlement amounts agreed to by the tax authorities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following:

	January 31
	2006	2005
	(In millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	548	548
7.125% notes due 2032	248	248
6.75% notes due 2008	94	95
3-year note due 2006	17	30
Other notes payable	36	68

	1,239	1,285
Less current portion	47	70

	$1,192	$1,215

In 2004, the Company completed an offering of $300 million of senior unsecured notes (“5.5% notes”). The 5.5% notes are due on July 1, 2033 with interest payable on a semi-annual basis beginning January 1, 2004. The note discounts, issuance costs and the loss on the treasury lock contracts (Note 8) are amortized to interest expense, using the effective interest method, which results in an effective interest rate of 5.8%. The fair value of the 5.5% notes was less than the carrying value by $19 million at January 31, 2006.

In 2003, the Company issued $550 million of 6.25% senior unsecured notes (“6.25% notes”) and $250 million of 7.125% senior unsecured notes (“7.125% notes”). The 6.25% notes and the 7.125% notes are due on July 1, 2012 and July 1, 2032, respectively, with interest payable semi-annually beginning January 1, 2003. The note discounts, issuance costs and the loss on the treasury lock contracts (Note 8) are amortized to interest expense, which results in an effective interest rate of 6.5% for the 6.25% notes and 7.43% for the 7.125% notes. The fair value of the 6.25% notes and 7.125% notes exceeded the carrying value by $20 million and $38 million, respectively, at January 31, 2006.

In 1998, the Company issued $100 million of 6.75% senior unsecured notes with a nominal discount (“6.75% notes”) which are due February 1, 2008 with interest payable semi-annually beginning August 1, 1998. The 6.75% notes have an effective interest rate of 8.3%, due principally to the amortization of a loss on a forward treasury lock agreement, the discount on issuance of the notes and underwriting fees associated with the offering. The fair value of the 6.75% notes exceeded the carrying value by $9 million at January 31, 2006. In 2005, the Company entered into interest rate swaps related to this debt as described in Note 8.

The Company is subject to certain restrictions on the notes described above, such as limitations on liens and sale and leaseback transactions. As of January 31, 2006, the Company was in compliance with these restrictions.

In conjunction with the acquisition of a business, in 2004, the Company’s 55% owned joint venture, AMSEC LLC, entered into a 3-year term note for $45 million (“3-year note”) maturing December 1, 2006. The 3-year note is secured by certain assets of the joint venture. Principal is paid quarterly and interest is paid monthly. The interest rate is adjusted monthly based on 30-day LIBOR plus 85 basis points and was 5.24% at January 31, 2006.

The Company has various other notes payable with interest rates from 2.9% to 6.0% that are due on various dates through 2016.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of notes payable and long-term debt are as follows:

Year Ending January 31	(In millions)
2007	$47
2008	1
2009	101
2010	1
2011	1
2012 and after	1,103

Total principal payments	1,254
Less unamortized discount	15

$1,239

Note 14—Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income. These amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and were as follows:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2)	$2	$2
Deferred taxes	1	—	(1)

Net foreign currency translation adjustments	(1)	2	1

Unrealized (loss) gain on marketable securities	(3)	(10)	7
Reclassification of net realized loss (gain)	8	2	(19)
Deferred taxes	(1)	2	5

Net unrealized gain (loss) on marketable securities	4	(6)	(7)

Unrealized loss on derivative instruments	—	—	(12)
Reclassification of net realized loss on derivative instruments	3	4	2
Deferred taxes	(1)	(1)	4

Net unrealized gain (loss) on derivatives	2	3	(6)

Minimum pension liability adjustments, net of tax	(1)	(5)	(4)

	$4	$(6)	$(16)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive loss were as follows:

	January 31
	2006	2005
	(In millions)
Foreign currency translation adjustments	$(1)	$—
Unrealized net loss on derivative instruments	(11)	(13)
Unrealized net loss on marketable securities	—	(4)
Minimum pension liability adjustments	(20)	(19)

	$(32)	$(36)

As of January 31, 2006, $2 million of the unrealized net loss on derivative instruments is expected to be recognized as expense within the next 12 months.

Note 15—Common Stock and Options:

The Company has options outstanding under the 1999 Stock Incentive Plan. The 1999 Stock Incentive Plan provides the Company and its affiliates’ employees, directors and consultants the opportunity to receive stock options, stock appreciation rights, vested stock awards, restricted stock awards, restricted stock units, performance awards, and other similar types of stock awards. The plan also provides that, except as provided in an award agreement, outstanding awards will become fully vested upon the occurrence of a change in control of the Company. Options are granted with exercise prices equal to the fair market value at the date of grant and for terms not greater than ten years. Options outstanding at January 31, 2006 were granted with terms of five years. Options granted under these plans generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively.

A summary of changes in outstanding options under the plans during the three years ended January 31, 2006, were as follows:

	Shares of common stock under options	Weighted average exercise price	Shares of common stock exercisable under options
	(In millions)		(In millions)
February 1, 2003	44	$25.54	15
Options granted	10	$29.14
Options canceled	(3)	$28.60
Options exercised	(9)	$15.26

January 31, 2004	42	$28.50	15
Options granted	7	$36.68
Options canceled	(2)	$30.38
Options exercised	(10)	$23.20

January 31, 2005	37	$31.44	14
Options granted	6	$41.10
Options canceled	(6)	$32.00
Options exercised	(9)	$29.48

January 31, 2006	28	$34.27	9

As of January 31, 2006, 53 million shares of common stock were reserved for issuance upon exercise of options which are outstanding or which may be granted.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of options outstanding as of January 31, 2006 was as follows:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price	Weighted average remaining contractual life
	(In millions)		(In years)	(In millions)		(In years)
$28.31 to $29.02	7	$28.65	2.1	2	$28.64	2.1
$30.20 to $31.79	4	$31.00	1.0	3	$30.92	.6
$32.27 to $32.95	5	$32.90	1.1	3	$32.86	1.1
$33.06 to $36.52	5	$36.33	3.1	1	$36.02	2.9
$37.31 to $40.55	6	$40.10	4.1	—	—	—
$41.80 to $43.39	1	$43.10	4.7	—	—	—

	28			9

The Company has restricted stock awards in the form of vesting shares outstanding under the 1999 Stock Incentive Plan, the bonus compensation plan and the Stock Compensation Plans (Note 10). The Company granted 1 million shares of vesting stock in 2006 and 2 million shares in 2005 and 2004. The weighted average grant date fair values were $41.04, $36.91 and $29.57 for 2006, 2005 and 2004, respectively.

Note 16—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to twenty years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $126 million, $109 million and $107 million in 2006, 2005 and 2004, respectively, which is net of sublease income of $7 million, $6 million and $5 million in 2006, 2005 and 2004, respectively.

In 2004, the Company was awarded a contract with the Greek Government (Note 19) that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The lease term commences as soon as the development and integration of the system under contract is completed and accepted by the customer. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Consequently, the maximum contingent lease liability of $91 million at January 31, 2006 is not reflected in the future minimum lease commitments table below and such amount has not been recorded in the consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum lease commitments, primarily for facilities under non-cancelable operating leases in effect at January 31, 2006 are as follows:

Year Ending January 31	Operating lease commitment	Sublease income
	(In millions)
2007	$103	$8
2008	66	6
2009	47	4
2010	31	2
2011	16	—
2012 and after	37	—

	$300	$20

As of January 31, 2006, the Company had capital lease obligations of $4 million that are payable over the next four years.

Note 17—Supplementary Income Statement and Cash Flow Information:

Depreciation and amortization expense for property, plant and equipment and assets acquired under capital leases was $41 million, $36 million and $30 million in 2006, 2005 and 2004, respectively.

Independent research and development costs of $27 million, $25 million and $19 million in 2006, 2005 and 2004, respectively, were included in selling, general and administrative expenses.

Interest paid amounted to $81 million, $87 million and $73 million in 2006, 2005 and 2004, respectively.

Note 18—Discontinued Operations:

Telcordia

On March 15, 2005, the Company completed the sale of Telcordia to TTI Holding Corporation (“Buyer”), an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. The initial sale price of $1.35 billion was subject to a working capital adjustment, reduction for the net proceeds from a sale leaseback transaction of certain Telcordia-owned real estate between Telcordia and an unrelated third party in conjunction with the closing of the sale of Telcordia, and other adjustments as agreed upon between the Buyer and the Company. During 2006, the Company finalized the closing balance sheet and working capital adjustments with the Buyer, resolved certain sales tax matters and recorded a gain on sale before income taxes of $871 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, the adjusted cash proceeds from the sale, including proceeds from the sale leaseback transaction that was entered into in connection with the sale of Telcordia and after tax gain on sale were as follows:

(In millions)
Initial sale price	$1,350
Less: Working capital adjustments	(244)
Direct and incremental selling costs	(34)

Proceeds received from sale of Telcordia and real estate	1,072
Less: Accrued liabilities for other purchase price adjustments per the definitive stock purchase agreements and related amendments	(2)

Adjusted sales price for Telcordia business and real estate	1,070
Less:
Net book basis of assets and liabilities, including cash of $7 million	(199)

Gain on sale before income taxes	871
Provision for income taxes	325

Gain on sale, net of income taxes	$546

The Company is entitled to receive additional amounts as contingent sales price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia as described in Note 19. In addition to customary indemnifications to the Buyer, the Company has indemnified the Buyer for all income tax obligations on and through the date of close and has indemnified the Buyer against any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. While the Company believes it has adequate accruals for these contingencies, the ultimate resolution of these matters could differ from the amounts accrued. The impact of these future contingent payments or contingent purchase price proceeds as well as changes in estimates for these items, if any, will continue to be reflected as discontinued operations in the period in which they arise.

As a result of the sale of Telcordia, the Company’s common stock is no longer an investment choice in the Telcordia 401(k) Plan. As of January 31, 2006, the Telcordia 401(k) Plan held 3.5 million shares of the Company’s common stock, which had a fair value of $156 million. The Company no longer has a right of repurchase under the terms of its Restated Certificate of Incorporation with respect to the shares of the Company’s common stock held by the Telcordia 401(k) Plan or any other contractual right to repurchase these shares. However, the Company agreed with Telcordia to provide an opportunity for the Telcordia 401(k) Plan to sell shares of the Company’s Class A common stock in any trade in which its retirement plans have such an opportunity prior to completion of the public offering. Further, the Company agreed that if the public offering is completed, the Telcordia 401(k) Plan will have the same opportunity to sell shares of Class A preferred stock of SAIC, Inc. as other stockholders generally, but will not have the opportunity to sell such shares in any additional opportunities provided to the Company’s retirement plans that are not otherwise provided to other stockholders generally.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results of Telcordia have been classified as discontinued operations for all periods presented. Telcordia’s results of operations had previously been reported as the Non-Regulated Telecommunications segment in 2004. A summary of Telcordia’s operating results is as follows:

	Year Ended January 31
	2006	2005	2004
	(In millions)
Revenue	$89	$874	$887
Cost and expenses:
Cost of revenues	57	489	484
Selling, general and administrative expenses, including depreciation and amortization of $30 million and $44 million in 2005 and 2004, respectively	28	235	258
Other (expense) income, net	—	(1)	1

Income before income taxes	4	149	146
(Benefit) provision for income taxes	(32)	16	19

Income from discontinued operations	$36	$133	$127

In 2006, Telcordia’s operating results reflect the period prior to the sale of February 1, 2005 through March 14, 2005. In addition, during 2006, after the sale of Telcordia, an income tax benefit of $32 million related to Telcordia’s discontinued operations was recorded to reflect the resolution of certain tax contingencies of Telcordia that related to its operations prior to the sale.

INTESA Joint Venture

In 2003, the Company’s foreign joint venture, INTESA, ceased operations and was classified as discontinued operations. As described in Note 19, in 2005, the Company received a $6 million settlement related to an insurance claim. This claim is considered a recovery of prior losses that were recorded as part of the discontinued operations and, therefore, has been recorded as a gain from discontinued operations of $4 million, net of income tax expense of $2 million. INTESA and the Company are involved in various legal proceedings relating to INTESA as described in Note 19.

Note 19—Commitments and Contingencies:

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating $266 million at January 31, 2006, principally related to guarantees on contracts with domestic commercial and foreign government customers. Of the total outstanding letters of credit, $234 million was related to the firm fixed-price contract with the Greek government described below, $109 million of which was issued under the Company’s five year revolving credit facility (Note 9). The Company also has outstanding surety bonds aggregating $78 million, principally related to performance and payment type bonds.

Telkom South Africa

The Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (“ICC”) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom South Africa successfully challenged the arbitrator’s partial award in the Company’s favor in the South African trial court and the Company has appealed this decision to the South African Supreme Court. In a separate proceeding, the Company unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court (New Jersey). The Company has appealed the ruling of U.S. District Court (New Jersey) to the U.S. Court of Appeals for the Third Circuit. Oral arguments were held on January 13, 2006 and the parties are awaiting the decision.

On March 15, 2005, the Company sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. (Note 18). Pursuant to the definitive stock purchase agreement relating to the sale, the Company is entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, the Company is obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable, however, an adverse resolution could materially harm the Company’s business, consolidated financial position, results of operations and cash flows. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2006 and 2005. The Company does not believe a material loss is probable based on the procedural standing of the case and its understanding of applicable laws and facts.

Firm Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract with the Hellenic Republic of Greece (the “Customer”), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the “System”), to support the 2004 Athens Summer Olympic Games (the “Olympics”), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (“CDSS”), the Communication and Information System and the Command Center Systems. A significant amount of effort on this contract has been and will be performed by subcontractors to the Company. Under the contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, the Company has received advance payments totaling approximately $147 million. The contract also requires the Company to provide five years of System support and maintenance for approximately $11 million and ten years of TETRA radio network services for approximately $102 million. Under the terms of the contract, the Company’s obligation to provide the System support and maintenance and TETRA radio network services only begins upon System acceptance, which has not yet occurred. The contract contains an unpriced option for an additional five years of TETRA network services.

The Memorandum. On July 7, 2004, shortly before the start of the Olympics, the Company entered into an agreement (the “Memorandum”) with the Hellenic Republic, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that: (1) delivery and acceptance of the System had not been completed by the scheduled date; (2) the System would be delivered for use at the Olympics in its then-current state, which included certain omissions and deviations attributable to both parties; (3) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004; (4) the Customer would proceed with the necessary

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actions for the completion of a contract modification as soon as possible; and (5) the Company would receive a milestone payment of approximately $23 million immediately upon the execution of the contract modification.

Delivery of System, Testing and Negotiations. The Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System. The System has not been accepted by the Customer under the terms of the Greek contract, and the contract modification anticipated under the Memorandum has not been obtained. In November 2004, the Company delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations are valid, while others are not. From December 2004 through April 2005, the Company engaged in negotiations with the Customer concerning a modification to the contract to resolve the disputes. On April 28, 2005, the Customer formally notified the Company that the System delivered had significant deviations and omissions from the contractual requirements and may not be accepted.

Under the terms of the contract and the Memorandum between the parties, the Company submitted various proposals to the Customer to remedy these omissions and deviations. The most significant of these proposals includes a redevelopment of CDSS using an alternative technical approach, and a redesigned port security system. The first proposal for an alternative CDSS technical approach was submitted in June 2005. On November 25, 2005, the Customer notified the Company that its technical advisors declined to recommend either the acceptance or rejection of the Company’s remediation plan for an alternative CDSS. On December 5, 2005, the Company sent a letter advising the Customer that unless an agreement is reached with respect to the alternative CDSS approach, the Company intends to initiate the dispute process contained in the Greek contract, which includes binding arbitration as its final step. On December 13, 2005, the Customer delivered a letter to the Company indicating that the Company’s proposal based on the alternative CDSS approach is deemed “acceptable in principle” on the terms proposed. The parties reengaged in negotiations in early January 2006 on a contract modification to incorporate these proposals. A contract modification has not yet been executed and would be required in order for the Company to implement the proposals and achieve Customer acceptance of the System. The Company anticipates that such modification would include the parties’ agreement on appropriate price adjustments for omissions and deviations not satisfied by the proposed remediation of the System and a revised testing and acceptance process as contemplated under the Memorandum.

Subcontracts. The Company has subcontracted a significant portion of the requirements under the Greek contract, including the lease of certain equipment and TETRA network services for at least 10 years. In order for the Company to implement the technical proposals submitted to the Customer and contemplated by the modification being negotiated with the Customer, the Company would need to negotiate and execute modifications to the subcontracts with our subcontractors, including price. Certain of the omissions and deviations of the System are attributable to subcontracted work. Payments to the subcontractors are generally required only if the Company receives payment from the Customer related to the subcontractors’ work. If it is determined the Company breached its obligations to any of its subcontractors, the Company may incur additional losses.

Under the terms of the Greek contract, the Company is not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. The Company and its subcontractors have provided System support and maintenance and TETRA network services to the Customer since the Olympics in August 2004, without receiving any compensation. In September 2005, the principal subcontractor notified the Company that it would no longer commit to continue providing TETRA network services, although it has continued to provide such services to date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legality of the Contract. In March 2005, the Customer notified the Company that an issue had been raised concerning the legality of the contract by a Greek government auditor. In August 2005, the Company learned that the Court of Auditors of the Hellenic Republic (the “Greek Audit Court”), a government agency with authority to review and audit procurements, issued a decision finding that certain mistakes in the procurement process committed by the Greek government rendered the contract illegal. The Customer requested revocation of the Greek Audit Court decision. On November 17, 2005, the Greek Audit Court issued a decision finding that the errors committed by the Customer in the procurement process constituted “pardonable mistakes” with respect to prior payments under the contract. Although the rationale of the Greek Audit Court decision suggests that the Customer may be able to make future payments under the contract, the impact of the decision on the legality of the contract and the Customer’s ability to make future payments is not clear.

Financial Status and Contingencies of the Contract. The Company has recorded $121 million of contract losses as of January 31, 2006. Of this amount, $83 million was recorded in fiscal 2006, $34 million in fiscal 2005 and $4 million in fiscal 2004. These losses reflect the Company’s estimated total cost to complete the System and obtain Customer acceptance and estimated reductions in price as a result of omissions and deviations from the contract requirements. Because of the significant uncertainties related to ultimate acceptance and payment from the Customer, the Company’s current accounting treatment limits the total revenue to be realized under the contract to the cash received to date. Although the Company expects to pursue remaining amounts owed under the terms of the contract, this reduction in total estimated revenues to be realized under the contract increased the total loss by $32 million during 2006, which is included in the loss amounts discussed above. Through January 31, 2006, the Company has recognized revenues of $119 million, which represent a portion of the $147 million cash collected to date based upon the percentage-of-completion method of revenue recognition.

As of January 31, 2006, the estimated future costs to complete the System and obtain Customer acceptance is $52 million. This estimated cost is included in the $121 million contract loss recorded as of January 31, 2006. Management has used this estimate and its judgment in evaluating the various uncertainties and assumptions necessary to recognize the total estimated losses on this contract. Such assumptions include obtaining mutual agreement with the Customer regarding system requirements, execution of a modification to the contract, completion of the System and Customer acceptance. The total costs are significantly affected by the timing of events such as executing a contract modification and ultimate Customer acceptance. Management has estimated that final acceptance of the System under a modified contract will occur in January 2008. The Company’s recorded losses exclude potential subcontractor payments associated with the omissions and deviations related to specific subsystems supplied by subcontractors in the amount of $12 million that management believes will not be paid under the subcontract terms.

The Company has $13 million of accounts receivable relating to Value Added Taxes (VAT) that it has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the customer to pay these amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and would increase the Company’s total losses on the contract.

In accordance with the terms of the contract, the Company is required to provide certain payment, performance and offset bonds in favor of the customer. The bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, the Customer has currently the right to call some or all of the $234 million of standby letters of credit outstanding. The Company does not currently believe it is probable that the Customer will call these standby letters of credit. If the standby letters of credit are called, the Company may have the right to call some or all of the $99 million in performance bonds provided by its subcontractors guaranteeing the performance of their work under the contract.

Arbitration Proceedings. Although the Company has been pursuing a contract modification with the Customer since shortly after the Memorandum was signed in July 2004, due to the difficulties in reaching

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mutually satisfactory terms, the Company instituted arbitration proceedings on April 21, 2006 before the International Chamber of Commerce (“ICC”) against the Customer to pursue the Company’s rights and remedies provided for in the contract and the Memorandum and under Greek law. The arbitration complaint filed by the Company: (1) seeks an order under the contract that the Customer’s extended use of the System under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the System, (2) seeks damages for breach of contract, bad faith, use of the System and other damages, (3) seeks a determination as to the legal status of the contract as a result of the illegality issue discussed above, and (4) if the contract is determined to be illegal, seeks compensation for the commercial value of the System delivered and its use by the Customer and other damages. Under the terms of the Contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that the Company will prevail in the arbitration.

In the event the Company does not prevail in the arbitration or is unable to resolve the various disputes under the contract as anticipated, it could incur additional losses. If the Customer asserts claims against the Company in the arbitration and it is determined that the Company has breached the contract and, as a result, owes the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid under the contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) forfeiture of a good performance bond in the amount of $32 million.

Successful imposition of damages or claims by the Customer or subcontractors against the Company, the calling of the Company’s bonds, additional contract costs required to fulfill its obligations, or additional revenue reductions arising from the negotiation of the contract modification could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest at January 31, 2006. DS&S maintains a $25 million credit facility, under which $7 million in principal amount and $12 million in standby letters of credit were outstanding at January 31, 2006. The Company and the other joint venture member each guaranteed 50% of DS&S’s commitments under this credit facility (up to a maximum amount of $12.5 million each, plus certain additional charges), but the Company has not been required to perform on this guarantee. As of January 31, 2006, the Company had a loan receivable of $1 million due from DS&S, which was repaid in conjunction with the sale. The Company and the other joint venture member also each guaranteed the payment of 50% of certain legal and accounting fees incurred by DS&S in conjunction with an ongoing government investigation. As of January 31, 2006, the fair value of the guarantee for legal and accounting fees was not material to the Company and the Company has not been required to perform on this guarantee. The Company sold its interest in DS&S and received repayment of the loan receivable. The Company was released from its guarantee obligations relating to DS&S’s credit facility and legal and accounting fees as part of the sale. In addition, as part of the sale, the Company agreed to indemnify the joint venture member who purchased the Company’s interest in DS&S for certain legal costs and expenses relating to the on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the purchase price plus the amount received by the Company in repayment of the $1 million loan receivable.

INTESA Joint Venture

INTESA, a Venezuelan joint venture the Company formed in 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Expropriation of the Company’s Interest in INTESA.    In 2003 and 2004, PDVSA and the Venezuelan government took certain actions, including denying INTESA access to certain of its facilities and assets, that prevented INTESA from continuing operations. In 2005, the Overseas Private Investment Company (OPIC), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments, determined that the Venezuelan government had expropriated the Company’s interest in INTESA without compensation and paid the Company approximately $6 million in settlement of its claim.

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

Other Joint Ventures

The Company is an investor in Danet Partnership GbR (“Danet GbR”), a German partnership, accounted for under the equity method. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company (“Danet GmbH”). Danet GbR has an internal equity trading market similar to the Company’s limited market. The Company is required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby the Company gains control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If the Company gains control over Danet GbR,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all Danet GbR investors have the right to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If Danet GbR investors put their shares to the Company, the Company may pay the put price in shares of its common stock or cash. The Company does not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. In 2006, the Company paid $2 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to the Company. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to the Company would be $7 million as of January 31, 2006. If the Company were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, the Company would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, the Company is not able to project the maximum potential amount of future payments it could be required to make under the guarantee as of January 31, 2006 but, based on current conditions, the Company believes the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded.

On September 15, 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (“EG&G”) and Parsons Infrastructure & Technology Group, Inc. (“Parsons”) to form Research and Development Solutions, LLC (“RDS”), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $217 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2006, the fair value of the guarantee is not material to the Company.

Gracian v. SAIC Class Action Lawsuit

This class action lawsuit was voluntarily dismissed by the plaintiffs without prejudice on September 21, 2005.

Other

The Company is subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. Although the Company can give no assurance, based upon management’s evaluation of current matters that are subject to U.S Government investigations of which the Company is aware and based on management’s current understanding of the facts, the Company does not believe that the outcome of any such matter would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

In the normal conduct of its business, the Company seeks to monetize its patent portfolio through licensing agreements. The Company also has and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time. As described in Note 18, on March 15, 2005, the Company sold its Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, the Company will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

The Company is subject to routine compliance reviews by the IRS and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions the Company has taken. The Company has recorded liabilities for tax contingencies for open years based upon its best estimate of the taxes ultimately expected to be paid. As of January 31, 2006, $113 million of tax accruals have been recorded for tax contingencies. The Company is currently undergoing several routine IRS and other tax jurisdiction examinations. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals, or that there will not be accruals in excess of the final amounts agreed to by the tax authorities.

Note 20—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two years is as follows:

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
	(In millions, except per share amounts)
2006
Revenues	$1,846	$1,952	$2,028	$1,966
Operating income	$112	$144	$108	$133
Income from continuing operations	$55	$85	$72	$133
Income from discontinued operations	$530	$12	$19	$21
Net income	$585	$97	$91	$154

Basic earnings per share(2)	$3.27	$.55	$.53	$.90
Diluted earnings per share(2)	$3.18	$.54	$.51	$.87

2005
Revenues	$1,706	$1,768	$1,837	$1,876
Operating income	$120	$114	$130	$124
Income from continuing operations	$67	$52	$68	$85
Income from discontinued operations	$22	$29	$27	$59
Net income	$89	$81	$95	$144

Basic earnings per share(2)	$.48	$.44	$.52	$.80
Diluted earnings per share(2)	$.47	$.43	$.51	$.78

(1)	Amounts for the first, second and third quarters of 2005 have been reclassified to conform to the presentation of Telcordia as discontinued operations at January 31, 2005.

(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.