Form 10-Q
period 2006-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2006-06-09
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Yes  ✓  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  ✓

As of May 31, 2006, the Registrant had 169,436,578 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 206,147 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in millions, except per share amounts)

	Three Months Ended April 30
	2006	2005
Revenues	$1,958	$1,846
Costs and expenses:
Cost of revenues	1,686	1,614
Selling, general and administrative expenses	129	120

Operating income	143	112
Non-operating income (expense):
Interest income	29	19
Interest expense	(23)	(22)
Minority interest in income of consolidated subsidiaries	(3)	(3)
Other income (expense), net	2	(1)

Income from continuing operations before income taxes	148	105
Provision for income taxes	54	50

Income from continuing operations	94	55
Discontinued operations (Note 11):
Income from discontinued operations of Telcordia before income taxes (including gain on sale of $861 for the three months ended April 30, 2005)	—	865
(Benefit) provision for income taxes	(12)	335

Income from discontinued operations	12	530

Net income	$106	$585

Earnings per share:
Basic:
Income from continuing operations	$.56	$.31
Income from discontinued operations	.07	2.96

	$.63	$3.27

Diluted:
Income from continuing operations	$.54	$.30
Income from discontinued operations	.07	2.88

	$.61	$3.18

Common equivalent shares:
Basic	168	179

Diluted	174	184

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	April 30, 2006	January 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,717	$1,035
Investments in marketable securities	—	1,659
Receivables, net	1,519	1,517
Prepaid expenses and other current assets	170	192
Deferred income taxes	9	—

Total current assets	4,415	4,403
Property, plant and equipment (less accumulated depreciation of $258 and $249 at April 30, 2006 and January 31, 2006, respectively)	364	356
Intangible assets, net	60	63
Goodwill	667	655
Deferred income taxes	64	66
Other assets	116	112

	$5,686	$5,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$928	$953
Accrued payroll and employee benefits	364	468
Income taxes payable	45	14
Notes payable and current portion of long-term debt	27	47
Deferred income taxes	—	9

Total current liabilities	1,364	1,491
Long-term debt, net of current portion	1,192	1,192
Other long-term liabilities	112	111
Commitments and contingencies (Note 10)
Minority interest in consolidated subsidiaries	56	54
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,599	2,506
Retained earnings	464	415
Other stockholders’ equity	(71)	(84)
Accumulated other comprehensive loss	(32)	(32)

Total stockholders’ equity	2,962	2,807

	$5,686	$5,655

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in millions)

	Three Months Ended April 30
	2006	2005
Cash flows from continuing operating activities:
Net income	$106	$585
Income from discontinued operations	(12)	(530)
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	15	16
Stock-based compensation	15	8
Minority interest in income of consolidated subsidiaries	3	3
Impairment losses on marketable securities	—	2
Other	(2)	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	2	(13)
Prepaid expenses and other current assets	21	19
Deferred income taxes	(15)	4
Other assets	(3)	(2)
Accounts payable and accrued liabilities	(39)	(17)
Accrued payroll and employee benefits	(74)	(87)
Income taxes payable	62	(1)
Other long-term liabilities	2	6

Total cash flows provided by (used in) continuing operating activities	81	(6)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(18)	(11)
Acquisition of business, net of cash acquired of $1 in 2006	(14)	—
Payments for businesses acquired in previous years	—	(12)
Purchases of marketable securities available-for-sale	(4,258)	(880)
Proceeds from sales and maturities of investments in marketable securities and other	5,927	872
Other	—	(2)

Total cash flows provided by (used in) investing activities	1,637	(33)

Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	—	10
Payments on notes payable and long-term debt	(20)	(34)
Dividends paid to minority interest stockholders	(1)	(1)
Sales of common stock	16	31
Repurchases of common stock	(32)	(244)

Total cash flows used in financing activities	(37)	(238)

Increase (decrease) in cash and cash equivalents from continuing operations	1,681	(277)

Cash flows of discontinued operations:
Cash provided by operating activities of discontinued operations	—	12
Cash provided by investing activities of discontinued operations	1	1,093

Increase in cash and cash equivalents from discontinued operations	1	1,105

Cash and cash equivalents at beginning of period	1,035	983

Cash and cash equivalents at end of period	$2,717	$1,811

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$52	$82

Fair value of assets acquired in acquisition	$18	$—
Cash paid in acquisition, net of cash acquired of $1 in 2006	(14)	—
Future acquisition payments accrued	(1)	—

Liabilities assumed in acquisition	$3	$—

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies:

The condensed consolidated financial statements include the accounts of Science Applications International Corporation and all majority-owned and wholly-owned subsidiaries (collectively referred to as the Company or SAIC). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $4 million and $3 million on sales to certain unconsolidated affiliates during the three months ended April 30, 2006 and 2005, respectively.

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

In the opinion of management, financial information as of April 30, 2006 and for the three months ended April 30, 2006 and 2005 reflects all adjustments, which include only normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007. For further information and details on the Company’s significant accounting policies, refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

Reclassifications

Certain amounts in the condensed consolidated statements of income and cash flows for the three months ended April 30, 2005 have been reclassified to conform to the presentation for the three months ended April 30, 2006.

In the condensed consolidated statement of income for the three months ended April 30, 2005, the Company reclassified $13 million from cost of revenues to selling, general and administrative expenses to be consistent with the classification of these costs for the three months ended April 30, 2006 and its allocation of costs under cost accounting standards for U.S. Government contracts. This reclassification did not change previously reported net income or earnings per share.

In the condensed consolidated statement of cash flows for the three months ended April 30, 2005, the Company reclassified $39 million from stock-based compensation to changes in accrued payroll and employee benefits to reflect issuances of vested stock during the three months ended April 30, 2005 as settlement of certain bonus and retirement plan amounts expensed during the prior fiscal year. This reclassification had no effect on previously reported total cash flows used in continuing operating activities.

In the condensed consolidated statement of cash flows for the three months ended April 30, 2005, the Company reclassified $12 million from repurchases of common stock to issuances of common stock to reflect shares issued under the Employee Stock Purchase Plan. The Company previously reported these amounts as a reduction to repurchases of common stock because they were part of the net limited market trade activity. This reclassification had no effect on previously reported total cash flows used in financing activities.

In the condensed consolidated statement of cash flows for the three months ended April 30, 2005, the Company increased purchases of marketable securities available-for-sale and proceeds from sales and maturities of marketable securities and other investments by $871 million to reflect purchases, sales and maturities of

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

marketable securities that occur within the Company’s investment portfolios that are managed by third-party investment managers (managed portfolios). The Company previously did not report the cash outflows and inflows that occurred within the managed portfolios as purchases and sales and maturities, respectively, but rather reported the cash outflows and inflows between the Company and the managed portfolios. This reclassification had no effect on previously reported total cash flows used in investing activities.

Discontinued Operations

On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (Telcordia). The operating results of Telcordia have been classified as discontinued operations (Note 11) for all periods presented.

Common Stock

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05. As of April 30, 2006 and January 31, 2006, 169,280,000 and 167,379,000 shares of Class A common stock, respectively, and 206,000 shares of Class B common stock were issued and outstanding. Each share of Class B common stock is convertible into 20 shares of Class A common stock. Class A common stock and Class B common stock are collectively referred to as common stock in the condensed consolidated financial statements and notes to condensed consolidated financial statements and are shown assuming that the Class B common stock was converted into Class A common stock.

On September 1, 2005, the Company’s newly formed wholly-owned subsidiary, SAIC, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) for an initial public offering of common stock (public offering). In addition, SAIC, Inc. filed a registration statement on Form S-4 with the SEC and the Company expects to deliver to its stockholders a proxy statement/prospectus to obtain stockholder approval of a merger agreement pursuant to which the Company would become a wholly-owned subsidiary of SAIC, Inc. Subject to stockholder approval of the merger agreement, satisfactory market conditions and other factors, the Company expects to complete the merger and the public offering in the Fall of 2006.

In conjunction with the proposed public offering, the Company expects to pay a special dividend to the holders of the Company’s common stock as of a record date to be set by the board of directors. Payment will be conditioned upon completion of the public offering and it is anticipated that the dividend will be paid within 25 days after the completion of the public offering.

Note 2 – Business Segment Information:

The following summarizes interim business segment information:

	Three Months Ended April 30
	2006	2005
	(In millions)
Revenues:
Government	$1,809	$1,717
Commercial	146	131
Corporate and Other	3	(2)

Total reportable segment revenues	$1,958	$1,846

Segment operating income (loss):
Government	$141	$114
Commercial	15	7
Corporate and Other	(14)	(11)

Total reportable segment operating income	$142	$110

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As discussed in more detail in Note 2 of the notes to consolidated financial statements in the Company’s 2006 Annual Report on Form 10-K, certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by Government Cost Accounting Standards. Corporate expense variances to these allocations are retained in the Corporate and Other segment. In certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and are reflected in the Corporate and Other segment. The elimination of intersegment revenues is also reflected in the Corporate and Other segment. There were no sales between segments for the three months ended April 30, 2006 compared to $2 million for the three months ended April 30, 2005. Sales between segments are recorded at cost.

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three Months Ended April 30
	2006	2005
	(In millions)
Depreciation and amortization:
Government	$11	$12
Commercial	1	1
Corporate and Other	3	3

Total consolidated and reportable segment depreciation and amortization	$15	$16

The following reconciles total reportable segment operating income to the Company’s total consolidated operating income:

	Three Months Ended April 30
	2006	2005
	(In millions)
Total reportable segment operating income	$142	$110
Investment activities	—	(1)
Equity in income of unconsolidated affiliates	(2)	—
Minority interest in income of consolidated subsidiaries	3	3

Total consolidated operating income	$143	$112

Note 3 – Stock-Based Compensation:

Change in Accounting Principle. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on February 1, 2006. This statement requires that the Company recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services, typically over the period during which such awards are earned. SFAS No. 123(R) requires that the Company recognize as compensation expense the 15% discount on employee stock purchases made under its Employee Stock Purchase Plan (ESPP). SFAS No. 123(R) also requires that cash flows resulting from excess tax benefits be classified as cash flows from financing activities instead of cash flows from operating activities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Prior to February 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense was reflected in net income for stock options granted to employees, as all stock options had an exercise price equal to the fair value of the underlying common stock on the date of grant. Additionally, no compensation expense was recognized for the ESPP because it was a non-compensatory plan. Compensation expense was recognized for grants of vesting and vested stock awards based on the fair value of the underlying common stock on the date of grant, with vesting stock expense recognized on the straight line basis over the period under which the awards are earned. The Company accounted for stock options granted to non-employees using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company adopted SFAS No. 123(R) using the modified prospective transition method for stock-based awards granted after September 1, 2005, the date the Company’s wholly-owned subsidiary, SAIC, Inc., made its initial filing with the SEC for the public offering described in Note 1, and the prospective transition method for stock-based awards granted prior to September 1, 2005. Under the modified prospective transition method, compensation expense associated with options granted between September 1, 2005 and January 31, 2006, valued at approximately $11 million, is recognized over their remaining vesting period, net of estimated forfeitures. In accordance with the modified prospective transition method, results from prior periods have not been restated. Under the prospective transition method, the Company continues to account for options granted prior to September 1, 2005 under the provisions of APB Opinion No. 25. Accordingly, no compensation expense will be recognized for options granted prior to September 1, 2005 unless a modification is made to those options. This difference in accounting treatment is due to the fact that the Company met the definition of a non-public company under SFAS No. 123 and applied the minimum value method (assumed no volatility in its pro forma stock-based employee compensation expense disclosures) under SFAS No. 123 prior to September 1, 2005. The cumulative effect of adopting SFAS No. 123(R) using the modified prospective transition method was de minimus.

Stock-Based Compensation Expense. The Company recognizes stock-based compensation expense on options and vesting stock awards using the straight-line method over the period the awards are earned. Total stock-based compensation expense for the three months ended April 30, 2006 was $15 million, including $5 million associated with stock options, $7 million associated with vesting stock awards and $3 million associated with the 15% discount on the fair value of stock purchased by employees through the ESPP. For the three months ended April 30, 2005, stock-based compensation expense was $8 million associated with vesting stock awards. These amounts do not include amounts accrued under the Company’s Bonus Compensation Plan during the three months ended April 30, 2006 and 2005 as the amounts to be settled through the issuance of vested stock are not known when the accruals are made. The Company issued $32 million and $39 million in vested stock during the three months ended April 30, 2006 and 2005, respectively, as settlement of certain bonus and retirement plan amounts expensed during the respective prior fiscal years.

Tax benefits recognized related to stock-based compensation for the three months ended April 30, 2006 and 2005 were $5 million and $3 million, respectively. Tax benefits realized related to the exercise of options for the three months ended April 30, 2006 and 2005 were $17 million and $27 million, respectively, and were recorded as additional paid-in capital. These amounts continue to be shown as cash flows from operating activities in the accompanying statements of cash flows as the tax benefits relate to awards granted prior to September 1, 2005.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Options. The 1999 Stock Incentive Plan provides the Company and its affiliates’ employees, directors and consultants the opportunity to receive stock options, stock appreciation rights, vested stock awards, restricted stock awards, restricted stock units, performance awards, and other similar types of stock awards. Unless otherwise stated in an award agreement, the plan also provides that outstanding awards will become fully vested upon the occurrence of a change in control of the Company as defined by the plan. Options are granted with exercise prices equal to the fair value of the Company’s Class A common stock on the date of grant and for terms not greater than ten years. Options outstanding at April 30, 2006 were granted with terms of five years. Options granted under this plan generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. As of April 30, 2006, 54 million shares of common stock were authorized and reserved for issuance upon exercise of options which are outstanding or which may be granted. Shares are issued from this reserve upon exercise.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. As the Company’s common stock is not publicly-traded, expected volatility is based on a weighted average historical volatility, for a period consistent with the estimated option lives, of a group of publicly-traded peer companies. The risk-free rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date. The Company uses historical data to estimate forfeitures. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time the awards are expected to be outstanding. The fair value of options granted during the three months ended April 30, 2006 was determined using the following weighted average assumptions: no dividend yield, a weighted average volatility rate of 33%, a risk-free rate of 4.7% and expected lives of 3.9 years. The weighted average grant-date fair value of stock options granted during the three months ended April 30, 2006 was $14.35.

Stock option activity under the 1999 Stock Incentive Plan for the three months ended April 30, 2006 was as follows:

	Shares of common stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(In millions)			(In millions)
Outstanding at February 1, 2006	27.6	$34.27	2.5	$266
Options granted	4.4	43.92
Options forfeited or expired	(.7)	33.28
Options exercised	(2.2)	30.98		28

Outstanding at April 30, 2006	29.1	36.01	2.8	230

Exercisable at April 30, 2006	12.0	32.82	1.7	133

Vested and expected to vest in the future as of April 30, 2006	26.7	35.59	2.7	222

Available for grant at April 30, 2006	25.3

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the three months ended April 30, 2006, the Company received cash from exercises of stock options of $16 million and common stock exchanged at fair value upon exercise of stock options of $52 million.

As of April 30, 2006, there was $56 million of total unrecognized compensation cost related to stock options granted under the 1999 Stock Incentive Plan which is expected to be recognized over a weighted-average period of 3.6 years. As explained, the Company continues to account for stock option awards granted prior to September 1, 2005 under the provisions of APB Opinion No. 25.

Stock Awards. The Company has a Bonus Compensation Plan (BCP) which provides for bonuses to reward outstanding performance in the form of cash, vested or vesting shares of the Company’s common stock. The board of directors or its committee administering the bonus compensation plan may at any time amend, suspend, or terminate the plan. Awards of vesting shares of the Company’s common stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. Outstanding bonus awards become fully vested upon the occurrence of a change in control of the Company as defined by the plan unless otherwise provided in an award agreement.

The fair value of the Company’s stock awards granted through the BCP is determined based on the fair value of the Company’s Class A common stock on the grant date. Compensation expense is measured at the grant date and generally recognized over the vesting period of four years. The number of shares available for grant under the BCP is determined each year by the administering committee. The BCP does not provide for a maximum number of shares available for future issuance however, the bonus pool (including cash and stock awards) for each fiscal year cannot exceed 7.5% of the Company’s revenues for the fiscal year.

Vesting stock award activity under the BCP for the three months ended April 30, 2006 was as follows:

	Shares of common stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at February 1, 2006	2.4	$36.22
Awards granted	.9	43.92
Awards vested	(.6)	34.23

Unvested at April 30, 2006	2.7	39.24

As of April 30, 2006, there was $82 million of total unrecognized compensation cost related to vesting stock awards granted under the BCP which is expected to be recognized over a weighted-average period of 2.9 years. The fair value of vesting stock awards that vested under the BCP during the three months ended April 30, 2006 was $27 million.

Stock Compensation Plans. The Company has a Stock Compensation Plan (SCP) and Management Stock Compensation Plan (MSCP), together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s common stock that are held in a trust for the benefit of the plans’ participants. The fair value of stock awards granted under the Stock Compensation Plans, which are vesting stock awards, is based on the fair value of the award on the date of grant.

For awards granted prior to January 1, 2006, participants’ interests in these share units vested on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. In 2006, the board of directors amended the vesting period for new awards granted under the Stock Compensation Plans. New awards granted on or after January 1, 2006 vest 100% after four years. Upon a change in control of the Company as defined by the plan, participant accounts will become fully vested and will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

Vesting stock award activity under the Stock Compensation Plans for the three months ended April 30, 2006 was as follows:

	Shares of common stock under stock awards	Weighted average grant- date fair value
	(In millions)
Unvested at February 1, 2006	1.4	$30.99
Awards granted	.2	43.92

Unvested at April 30, 2006	1.6	32.55

As of April 30, 2006, there was $32 million of total unrecognized compensation cost related to vesting stock awards granted under the Stock Compensation Plans which is expected to be recognized over a weighted-average period of 4.0 years.

ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of 15% of fair value on the date of purchase. The current ESPP terminates on July 31, 2007, unless terminated earlier by the board of directors.

Note 4 – Acquisition:

During the three months ended April 30, 2006, the Company completed one acquisition in its Government segment for an aggregate purchase price of $16 million, which consisted of $15 million paid in cash and accrued acquisition payments of $1 million payable once certain conditions have been met. The preliminary purchase price allocation resulted in identifiable intangible assets of $2 million and goodwill of $12 million, all of which is tax deductible. The Company has not yet obtained all the information required to complete the purchase price allocation related to this acquisition. The final purchase price allocation will be completed once the information identified by the Company has been received, which should not be longer than one year from the date of acquisition.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 5 – Intangible Assets:

Intangible assets consisted of the following:

	April 30, 2006			January 31, 2006
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(In millions)
Amortizable intangible assets:
Customer contracts	$44	$22	$22	$48	$24	$24
Non-compete agreements	23	18	5	25	20	5
Software and technology	33	7	26	33	5	28
Other	7	2	5	6	2	4

Total amortizable intangible assets	107	49	58	112	51	61
Non-amortizable intangible assets:
Tradenames	2	–	2	2	–	2

Total intangible assets	$109	$49	$60	$114	$51	$63

Amortizable intangible assets with a gross carrying value of $7 million became fully amortized at January 31, 2006 and, therefore, are no longer reflected in the gross carrying value after that date. Amortization expense related to amortizable intangible assets was $5 million and $6 million for the three months ended April 30, 2006 and 2005, respectively.

Based on the intangible assets as of April 30, 2006, the estimated annual amortization expense related to amortizable intangible assets, including the preliminary allocation of purchase price and related intangible amortization of acquisitions made through April 30, 2006, is as follows (in millions):

Year Ending January 31,
2007	$24
2008	13
2009	10
2010	6
2011	4
Thereafter	6

$63

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

There were no impairment losses for intangible assets during the three months ended April 30, 2006 and 2005.

Note 6 – Revolving Credit Facilities:

As of April 30, 2006, the Company had two revolving credit facilities (old credit facilities) totaling $750 million with a group of financial institutions that provided for (i) a five-year revolving credit facility of up to $500 million, which allowed borrowings until July 2007 and (ii) a five-year revolving credit facility of up to $250 million, which allowed borrowings until July 2009. Borrowings under the old credit facilities were

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

unsecured and bore interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company paid a facility fee on the total commitment amount and a fee if utilization exceeded 50% of the total commitment amount. There were no borrowings outstanding under the old credit facilities as of April 30, 2006.

As of April 30, 2006, the entire amount under the $250 million five-year revolving credit facility was available and $387 million of the $500 million five-year revolving credit facility was available, reduced by $113 million of standby letters of credit issued in connection with the Company’s contract with the Greek government. The terms of these standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. The Company is in dispute with the customer on this contract as discussed in Note 10. The old credit facilities contained various covenants and restrictions, including financial covenants. The Company was in compliance with these financial covenants as of April 30, 2006.

On June 6, 2006, the Company terminated the old credit facilities and entered into a new five-year credit facility (new credit facility) to provide for borrowings of up to $750 million through 2011. Borrowings under the new credit facility are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and an additional fee if borrowings exceed 50% of the total commitment amount, which fees may vary depending upon the Company’s credit ratings. The new credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the new credit facility require that, for a period of four fiscal quarters beginning with the fiscal year ended January 31, 2006, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than 3.0 to 1.0 and a ratio of EBITDA to interest expense of greater than 3.5 to 1.0. Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The new credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of its representations and warranties.

The Company transitioned its standby letters of credit issued in connection with the Greek contract to the new credit facility on June 6, 2006.

Note 7 – Accumulated Other Comprehensive Loss and Comprehensive Income:

The components of accumulated other comprehensive loss were as follows:

	April 30, 2006	January 31, 2006
	(In millions)
Unrealized net loss on derivative instruments	$(11)	$(11)
Minimum pension liability adjustments	(20)	(20)
Foreign currency translation adjustments	(1)	(1)

	$(32)	$(32)

Of the unrealized loss on derivative instruments as of April 30, 2006, $2 million is expected to be recognized as expense within the next 12 months.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Comprehensive income consisted of the following:

	Three Months Ended April 30
	2006	2005
	(In millions)
Net income	$106	$585
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	—	(1)
Other	—	3

Total comprehensive income	$106	$587

Note 8 – Earnings Per Share (EPS):

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended April 30
	2006	2005
	(In millions)
Basic weighted average shares	168	179
Add: Dilutive common share equivalents
Stock options	4	5
Unvested stock awards	2	—

Diluted weighted average shares	174	184

Options to purchase 5,475,000 shares of common stock at prices between $43.39 and $43.92 per share were excluded from the calculation of dilutive common share equivalents during the three months ended April 30, 2006 because their effect would have been antidilutive. Such options expire in April 2011. There were no antidilutive potential shares for the three months ended April 30, 2005.

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three months ended April 30, 2006 and 2005.

Note 9 – Other Income (Expense), Net:

The components of other income (expense), net were as follows:

	Three Months Ended April 30
	2006	2005
	(In millions)
Impairment losses on marketable securities and other investments	$—	$(2)
Equity interest in earnings of unconsolidated affiliates	2	—
Other	—	1

Total other income (expense), net	$2	$(1)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For the three months ended April 30, 2005, the Company recognized impairment losses of $2 million on certain private equity securities due to declines in fair market value that were deemed to be other-than-temporary. The carrying value of the Company’s private equity securities as of April 30, 2006 was $38 million.

Note 10 – Commitments and Contingencies:

Telkom South Africa

As disclosed in the Company’s 2006 Annual Report on Form 10-K, the Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom South Africa successfully challenged the arbitrator’s partial award in the Company’s favor in the South African trial court and the Company has appealed this decision to the South African Supreme Court. In a separate proceeding, the Company unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court (New Jersey). The Company has appealed the ruling of United States District Court (New Jersey) to the U.S. Court of Appeals for the Third Circuit. Oral arguments were held on January 13, 2006 and the parties are awaiting a decision.

On March 15, 2005, the Company sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. (Note 11). Pursuant to the definitive stock purchase agreement relating to the sale, the Company is entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, the Company is obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm the Company’s business, consolidated financial position, results of operations and cash flows. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2006 and January 31, 2006. The Company does not believe a material loss is probable based on the procedural standing of the case and its understanding of applicable laws and facts.

Firm Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract with the Hellenic Republic of Greece (the Customer), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. A significant amount of effort on this contract has been and will be performed by subcontractors to the Company. Under the contract, the System was to be completed,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, the Company has received advance payments totaling approximately $147 million. The contract also requires the Company to provide five years of System support and maintenance for approximately $12 million and ten years of TETRA radio network services for approximately $104 million. Under the terms of the contract, the Company’s obligation to provide the System support and maintenance and TETRA radio network services only begins upon System acceptance, which has not yet occurred. The contract contains an unpriced option for an additional five years of TETRA network services.

The Memorandum. On July 7, 2004, shortly before the start of the Olympics, the Company entered into an agreement (the Memorandum) with the Hellenic Republic, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that: (1) delivery and acceptance of the System had not been completed by the scheduled date; (2) the System would be delivered for use at the Olympics in its then-current state, which included certain omissions and deviations attributable to both parties; (3) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004; (4) the Customer would proceed with the necessary actions for the completion of a contract modification as soon as possible; and (5) the Company would receive a milestone payment of approximately $23 million immediately upon the execution of the contract modification.

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

Under the terms of the contract and the Memorandum between the parties, the Company submitted various proposals to the Customer to remedy these omissions and deviations. The most significant of these proposals includes a redevelopment of CDSS using an alternative technical approach, and a redesigned port security system. The first proposal for an alternative CDSS technical approach was submitted in June 2005. On November 25, 2005, the Customer notified the Company that its technical advisors declined to recommend either the acceptance or rejection of the Company’s remediation plan for an alternative CDSS. On December 5, 2005, the Company sent a letter advising the Customer that unless an agreement is reached with respect to the alternative CDSS approach, the Company intends to initiate the dispute process contained in the Greek contract, which includes binding arbitration as its final step. On December 13, 2005, the Customer delivered a letter to the Company indicating that the Company’s proposal based on the alternative CDSS approach is deemed “acceptable in principle” on the terms proposed. The parties reengaged in negotiations in early January 2006 on a contract modification to incorporate these proposals. A contract modification has not yet been executed and would be required in order for the Company to implement the proposals and achieve Customer acceptance of the System. The Company anticipates that such modification would include a revised testing and acceptance procedure which would provide for acceptance of individual subsystems on satisfactory completion of the testing of the subsystem. Until such acceptance occurs, the Customer has advised the Company that it cannot negotiate appropriate price adjustments for omissions and deviations of a subsystem.

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

Under the terms of the Greek contract, the Company is not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. The Company and its subcontractors have provided System support and maintenance and TETRA network services to the Customer since the Olympics in August 2004, without receiving any compensation. In September 2005, the principal subcontractor notified the Company that it would no longer commit to continue providing TETRA network services, although it has continued to provide such services to date. On May 19, 2006, a second-tier subcontractor working for the Company’s principal subcontractor responsible for providing the TETRA radio network services provided legal notice to the principal subcontractor that it will stop supporting and maintaining the TETRA subsystem at an unspecified date in the future. In a letter dated May 24, 2006, the principal subcontractor requested payment within 10 days from the Company for all payments under the subcontract. In a letter dated May 26, 2006, the Company advised its principal subcontractor that under the terms of the subcontract, receipt of full payment from the Customer is a condition to the Company’s obligation to pay the subcontractor and that the Customer’s refusal to pay the Company relates in part to deviations and omissions in the principal subcontractor’s work.

Legality of the Contract. In March 2005, the Customer notified the Company that an issue had been raised concerning the legality of the contract by a Greek government auditor. In August 2005, the Company learned that the Court of Auditors of the Hellenic Republic (the Greek Audit Court), a government agency with authority to review and audit procurements, issued a decision finding that certain mistakes in the procurement process committed by the Greek government rendered the contract illegal. The Customer requested revocation of the Greek Audit Court decision. On November 17, 2005, the Greek Audit Court issued a decision finding that the errors committed by the Customer in the procurement process constituted “pardonable mistakes” with respect to prior payments under the contract. Although the rationale of the Greek Audit Court decision suggests that the Customer may be able to make future payments under the contract, the impact of the decision on the legality of the contract and the Customer’s ability to make future payments is not clear. Recent communications from the Customer suggest that the Greek Audit Court may have to approve any modification to the contract, and payments made under the modified contract.

Financial Status and Contingencies of the Contract. The Company has recorded $121 million of contract losses as of April 30, 2006. While no losses were recorded on the contract during the three months ended April 30, 2006, $7 million was recorded during the three months ended April 30, 2005. These losses reflect the Company’s estimated total cost to complete the System and obtain Customer acceptance and estimated reductions in price as a result of omissions and deviations from the contract requirements. Because of the significant uncertainties related to ultimate acceptance and payment from the Customer, the Company’s current accounting treatment limits the total revenue to be realized under percentage of completion on the contract to the cash received to date. Although the Company expects to pursue remaining amounts owed under the terms of the contract, this reduction in total estimated revenues to be realized under the contract increased the total loss by $32 million during the year ended January 31, 2006, which is included in the loss amounts discussed above. Through April 30, 2006, the Company has recognized revenues of $119 million, which represents a portion of the $147 million cash collected to date based upon the percentage-of-completion method of revenue recognition.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of April 30, 2006, the estimated future costs to complete the System and obtain Customer acceptance is $52 million. This estimated cost is included in the $121 million contract loss recorded as of April 30, 2006. Management has used this estimate and its judgment in evaluating the various uncertainties and assumptions necessary to recognize the total estimated losses on this contract. Such assumptions include obtaining mutual agreement with the Customer regarding system requirements, execution of a modification to the contract, completion of the System and Customer acceptance. The total costs are significantly affected by the timing of events such as executing a contract modification and ultimate Customer acceptance. Management has estimated that final acceptance of the System under a modified contract will occur in January 2008. The Company’s recorded losses exclude potential subcontractor payments associated with the omissions and deviations related to specific subsystems supplied by subcontractors in the amount of $13 million that management believes will not be paid under the subcontract terms.

The Company has $14 million of accounts receivable relating to Value Added Taxes (VAT) that it has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the customer to pay these amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and would increase the Company’s total losses on the contract.

In accordance with the terms of the contract, the Company is required to provide certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, the Customer currently has the right to call some or all of the $242 million of standby letters of credit outstanding. The letters of credit supporting the payment bonds ($145 million) and performance bonds ($33 million) may be called by the Customer submitting a simple written statement to the guaranteeing bank that the Company has not fulfilled its obligations under the contract. The letters of credit supporting the offset bonds ($64 million) may be called by the Customer submitting a simple written statement to the guaranteeing bank that the Company has not fulfilled its obligations under a separate offset contract requiring the Company, among other things, to use Greek subcontractors on the contract. The Company believes that any amounts obtained by the Customer through such a calling of these letters of credit may be retained by the Customer only as security against any actual damages it proves in arbitration, and that any excess must be returned to the Company. The Company does not currently believe it is probable that the Customer will call these standby letters of credit. If the standby letters of credit are called, the Company may have the right to call some or all of the $102 million in bonds provided by its subcontractors in connection with their work under the contract.

Arbitration Proceedings. Although the Company has been pursuing a contract modification with the Customer since shortly after the Memorandum was signed in July 2004, due to the difficulties in reaching mutually satisfactory terms, the Company instituted arbitration proceedings on April 21, 2006 before the International Chamber of Commerce (ICC) against the Customer to pursue the Company’s rights and remedies provided for in the contract and the Memorandum and under Greek law. The arbitration complaint filed by the Company: (1) seeks an order under the contract that the Customer’s extended use of the System under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the System, (2) seeks damages for breach of contract, bad faith, use of the System and other damages, (3) seeks a determination as to the legal status of the contract as a result of the illegality issue discussed above, and (4) if the contract is determined to be illegal, seeks compensation for the commercial value of the System delivered and its use by the Customer and other damages. The Company is seeking damages in excess of $76 million, with the precise amount to be proven in arbitration. The Company agreed to extend to July 31, 2006 the time period in which the Customer may submit its response to the arbitration complaint in order to provide the parties additional time to attempt to negotiate and complete a modification. Under the terms of the contract, disputes are subject to

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that the Company will prevail in the arbitration.

In the event the Company does not prevail in the arbitration or is unable to resolve the various disputes under the contract as anticipated, it could incur additional losses. If the Customer asserts claims against the Company in the arbitration and it is determined that the Company has breached the contract and, as a result, owes the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid under the contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) forfeiture of good performance bonds in the amount of $33 million.

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

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to an on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus the amount received by the Company in repayment of a $1 million loan receivable owed by DS&S. As of April 30, 2006, the Company has deferred any gain on this sale pending resolution of the on-going investigation and any resulting litigation.

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

Expropriation of the Company’s Interest in INTESA. In 2003 and 2004, PDVSA and the Venezuelan government took certain actions, including denying INTESA access to certain of its facilities and assets, which prevented INTESA from continuing operations. In 2004, the Overseas Private Investment Company (OPIC), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments, determined that the Venezuelan government had expropriated the Company’s interest in INTESA without compensation and paid the Company approximately $6 million in settlement of its claim.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Other Joint Ventures

The Company is an investor in Danet Partnership GbR (Danet GbR), a German partnership, accounted for under the equity method. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company. Danet GbR has an internal equity trading market similar to the Company’s limited market. The Company is required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby the Company gains control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If the Company gains control over Danet GbR, all Danet GbR investors have the right to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If Danet GbR investors put their shares to the Company, the Company may pay the put price in shares of its common stock or cash. The Company does not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. During the three months ended April 30, 2006, the Company paid less than $1 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to the Company. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to the Company was $7 million as of April 30, 2006. If the Company were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, the Company would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, the Company is not able to project the maximum potential amount of future payments it could be required to make under the guarantee as of April 30, 2006 but, based on current conditions, the Company believes the likelihood of having to make any payment is remote. No liability relating to this guarantee is currently recorded.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On September 15, 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (EG&G) and Parsons Infrastructure & Technology Group, Inc. (Parsons) to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $217 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of April 30, 2006, the fair value of the guarantee is not material to the Company.

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

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business

In the normal conduct of its business, the Company seeks to monetize its patent portfolio through licensing agreements. The Company also has and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time. As described in Note 11, the Company sold its Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, the Company will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions the Company has taken. The Company has recorded liabilities for tax contingencies for open years based upon its best estimate of the taxes ultimately expected to be paid. As of April 30, 2006, the income taxes payable balance included $58 million of tax expense accruals that have been recorded for tax contingencies. The Company is currently undergoing several routine IRS and other tax jurisdiction examinations. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals, or that there will not be accruals in excess of the final amounts agreed to by the tax authorities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 11 – Discontinued Operations:

On March 15, 2005, the Company completed the sale of its Telcordia subsidiary for approximately $1.35 billion. The sales price continues to be subject to adjustment for the settlement of certain litigation and tax contingencies as described below. The Company recorded a gain on sale before income taxes of $861 million during the three months ended April 30, 2005. During the three months ended April 30, 2006, an income tax benefit of $12 million was recorded to reflect the resolution of certain tax contingencies related to Telcordia operations prior to the sale.

The Company is entitled to receive additional amounts as contingent sales price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia as described in Note 10. In addition to customary indemnifications to the buyer, the Company has indemnified the buyer for all income tax obligations on and through the date of close and for any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. While the Company believes it has adequate accruals for these contingencies, the ultimate resolution of these matters could differ from the amounts accrued. The impact of these future contingent payments or contingent purchase price proceeds as well as changes in estimates for these items, if any, will continue to be reflected as discontinued operations in the period in which they arise.

The operating results of Telcordia have been classified as discontinued operations for all periods presented. Telcordia’s operating results were as follows:

	Three Months Ended April 30
	2006	2005
	(In millions)
Revenues	$—	$89
Costs and expenses
Cost of revenues	—	57
Selling, general and administrative expenses	—	28

Income before income taxes	$—	$4

As a result of the sale of Telcordia, the Company’s common stock is no longer an investment choice in the Telcordia 401(k) Plan. As of April 30, 2006, the Telcordia 401(k) Plan held 3.5 million shares of the Company’s common stock, which had a fair value of $156 million. The Company no longer has a right of repurchase under the terms of its Restated Certificate of Incorporation with respect to the shares of the Company’s common stock held by the Telcordia 401(k) Plan or any other contractual right to repurchase these shares. However, the Company agreed to provide an opportunity for the Telcordia 401(k) Plan to sell shares of the Company’s Class A common stock in any trade in which its retirement plans have such an opportunity prior to completion of the public offering. Further, the Company agreed that if the public offering is completed, the Telcordia 401(k) Plan will have the same opportunity to sell shares of Class A preferred stock of SAIC, Inc. as other stockholders generally, but will not have the opportunity to sell such shares in any additional opportunities provided to the Company’s retirement plans that are not otherwise provided to other stockholders generally.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our 2006 Annual Report on Form 10-K, as may be updated periodically on subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31, not calendar years. For example, we refer to the fiscal year ended January 31, 2006 as “fiscal 2006.” We are currently in fiscal 2007.

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, as well as to customers in selected commercial markets. We have three reportable segments: Government, Commercial, and Corporate and Other. Except in “—Discontinued Operations,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations only.

Government Segment. Through the Government segment, we provide systems engineering, systems integration and advanced technical services and solutions primarily to U.S. federal, state and local government agencies and foreign governments. Revenues from our Government segment accounted for 92% and 93% of our total consolidated revenues for the three months ended April 30, 2006 and 2005, respectively. Within the Government segment, substantially all of our revenues are derived from contracts with the U.S. Government. These revenues include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in selected commercial markets, currently IT support for oil and gas exploration and production, applications and IT infrastructure management for utilities and data lifecycle management for pharmaceuticals. We provide our Commercial segment customers with systems integration and advanced technical services and solutions we have developed for the commercial marketplace, often based on expertise developed in serving our Government segment customers. Revenues from our Commercial segment accounted for 8% and 7% of our total consolidated revenues for the three months ended April 30, 2006 and 2005, respectively. Revenues from our Commercial segment are primarily driven by our customers’ desire to reduce their costs related to IT management and other complex technical functions by outsourcing to third-party contractors.

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

Key Financial Metrics

Sources of Revenues

Contracts. We generate revenues under the following types of contracts: (1) cost-reimbursement, (2) time-and-materials (T&M), (3) fixed price level-of-effort, (4) firm fixed-price (FFP) and (5) target cost and fee with risk sharing. Cost-reimbursement contracts provide for reimbursement of our direct costs and allocable indirect costs, plus a fee or profit component. T&M contracts typically provide for the payment of negotiated fixed hourly rates, which include allocable indirect costs and fees for labor hours plus reimbursement of our other direct costs. Fixed price level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the labor hours provided to the customer. FFP contracts provide for payments of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP planned costs, we can generate more or less than the planned amount of profit or even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs, plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as an additional fee or profit. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes revenues by contract type as a percentage of total contract revenues for the periods noted:

	Three Months Ended April 30
	2006	2005
Cost-reimbursement	46%	45%
T&M and fixed price level-of-effort	35	37
FFP and target cost and fee with risk sharing	19	18

Total	100%	100%

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

The following table summarizes labor-related revenues and M&S revenues as a percentage of total consolidated revenues for the periods noted:

	Three Months Ended April 30
	2006	2005
Labor-related	66%	65%
M&S	34	35

Total	100%	100%

The slight decrease in M&S revenues as a percentage of total revenues during the three months ended April 30, 2006 as compared with the same period of the prior year is primarily due to differences in the timing of work performed or delivery of materials under several contracts with M&S activity in each period.

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

Backlog. Total consolidated negotiated backlog consists of funded backlog and negotiated unfunded backlog. Government segment funded backlog primarily represents the portion of backlog for which funding is appropriated and is payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Government segment funded backlog does not include the full potential value of our contracts because the U.S. Government and our other customers often appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts. When a definitive contract or contract amendment is executed and funding has been appropriated or otherwise authorized, funded backlog is increased by the difference between the funded dollar value of the contract or contract amendment and the revenues recognized to date. Negotiated unfunded backlog

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

represents (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, GWAC or GSA Schedule contract vehicles.

The approximate value of our total consolidated negotiated backlog was as follows:

	April 30, 2006	January 31, 2006
	(In millions)
Government segment:
Funded backlog	$3,268	$3,398
Negotiated unfunded backlog	11,814	11,169

Total negotiated backlog	$15,082	$14,567

Commercial segment:
Funded backlog	$664	$490
Negotiated unfunded backlog	18	5

Total negotiated backlog	$682	$495

Total consolidated:
Funded backlog	$3,932	$3,888
Negotiated unfunded backlog	11,832	11,174

Total consolidated negotiated backlog	$15,764	$15,062

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

Factors Affecting Our Results of Operations

Greek Contract. Our contract with the Greek government as described in “—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government” has adversely impacted and may continue to adversely impact our results of operations. While we recorded no loss on this contract during the three months ended April 30, 2006, we recorded $7 million in losses for the three months ended April 30, 2005 and have recorded $121 million in contract losses since the inception of this contract.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Acquisitions. We acquire businesses in our key markets when opportunities arise. We completed one acquisition during the three months ended April 30, 2006 for a total purchase price of $16 million. During the three months ended April 30, 2005, we did not complete any acquisitions of businesses. We expect the use of cash to acquire businesses will increase in the future. If we complete the public offering, we may also use shares of SAIC, Inc. common stock for acquisitions.

Dispositions. As part of our ongoing strategic planning, we have exited, and may in the future exit, certain businesses from time to time. In March 2005, we sold Telcordia Technologies, Inc. (Telcordia) and recognized a gain before income taxes of $861 million during the three months ended April 30, 2005. This transaction is reflected as discontinued operations for all periods presented. During the three months ended April 30, 2006, we sold our 50% interest in our DS&S joint venture for $9 million. We have deferred recognition of any gain on sale of DS&S pending resolution of certain matters as described in “—Commitments and Contingencies—DS&S Joint Venture.”

Stock-Based Compensation. We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on February 1, 2006. This Statement requires that we recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services, typically over the period during which such awards are earned. SFAS No. 123(R) requires that we recognize as compensation expense the 15% discount on employee stock purchases made under our employee stock purchase plan (ESPP). SFAS No. 123(R) also requires that cash flows resulting from excess tax benefits be classified as financing cash flows instead of operating cash flows.

We adopted SFAS No. 123(R) using the modified prospective transition method for stock-based awards granted after September 1, 2005, the date our wholly-owned subsidiary, SAIC, Inc., made its initial filing with the SEC for the proposed public offering. Under this method, compensation expense associated with options granted between September 1, 2005 and January 31, 2006, valued at approximately $11 million, is recognized over their remaining vesting period, net of estimated forfeitures. We continue to account for options granted prior to September 1, 2005 under the provisions of Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense will be recognized for options granted prior to September 1, 2005 unless a modification is made to those options. This difference in accounting treatment is due to the fact that we met the definition of a non-public company under SFAS No. 123 and applied the minimum value method under SFAS No. 123 prior to September 1, 2005. The cumulative effect of adopting SFAS No. 123(R) using the modified prospective transition method was de minimus.

Except for use of the minimum value method, which assumed no stock volatility in our fair value calculations, prior to September 1, 2005, there are no significant differences in the methodologies or assumptions used in estimating the fair value of our options under SFAS No. 123(R) from those used prior to adoption of the standard.

We recognize stock-based compensation expense on options and vesting stock awards using the straight-line method over the period the awards are earned. During the three months ended April 30, 2006, we recognized total stock-based compensation expense of $15 million, including $5 million associated with stock options, $7 million associated with vesting stock awards and $3 million associated with the ESPP. During the three months ended April 30, 2005, we recognized total stock-based compensation expense of $8 million associated with vesting stock awards. These amounts do not include amounts accrued under the Bonus Compensation Plan during the three months ended April 30, 2006 and 2005 as the amounts to be settled through issuance of vested stock are not known when the accruals are made. We issued $32 million and $39 million in vested stock during the three months ended April 30, 2006 and 2005, respectively, as settlement of certain bonus and retirement plan amounts expensed during the respective prior years. As of April 30, 2006, total unrecognized compensation cost related to the unvested portion of stock options (granted subsequent to September 1, 2005) and vesting stock awards was $170 million, which is expected to be recognized over a weighted average period of 3.3 years.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Before we can complete the public offering, we must obtain the approval of our stockholders. SAIC, Inc. has also filed with the SEC a registration statement on Form S-4 and expects to deliver to our stockholders a proxy statement/prospectus to obtain stockholder approval of a merger agreement pursuant to which we would become a wholly-owned subsidiary of SAIC, Inc. In the merger, each share of our Class A common stock would be converted into the right to receive two shares of Class A preferred stock of SAIC, Inc., and subject to the exercise or appraisal rights, each share of our Class B common stock would be converted into the right to receive 40 shares of Class A preferred stock of SAIC, Inc. If the merger is completed, the new common stock of SAIC, Inc. would have the same economic rights as the new Class A preferred stock but would be entitled to one vote per share while the new Class A preferred stock would be entitled to 10 votes per share. After the merger, SAIC, Inc. intends to offer its shares of common stock to the public. As a publicly traded company, SAIC, Inc. would have no right of first refusal on transfers of the new Class A preferred stock or the new common stock and no right to repurchase those shares upon termination of affiliation of an employee, director or consultant. Subject to stockholder approval of the merger agreement, satisfactory market conditions and other factors, we expect to complete the merger and the public offering in the Fall of 2006.

In conjunction with the public offering, we expect to pay a special dividend to the holders of our common stock as of a record date to be set by the board of directors. Payment will be conditioned upon completion of the public offering and it is anticipated that the dividend will be paid within 25 days after the completion of the public offering.

The Limited Market

There has been no public trading market for our common stock. However, we have maintained a limited secondary market for our common stock, which we call the limited market, through our broker-dealer subsidiary, Bull, Inc. The limited market has enabled our stockholders to submit offers to buy and sell our common stock on predetermined trade dates. Although we were not contractually required to do so, on all trade dates within the periods presented, we have repurchased the excess of the number of shares offered for sale over the number of shares sought to be purchased. During the three months ended April 30, 2006 and 2005, we repurchased $32 million and $244 million, respectively, of our common stock.

If we complete the public offering as described in “—Proposed Public Offering,” shares of SAIC, Inc. common stock would be publicly traded and SAIC, Inc. Class A preferred stock could be converted into SAIC, Inc. common stock and be available for sale in the public market as the applicable transfer restriction periods lapse. If we complete the public offering and a public market is created for SAIC, Inc. common stock, we expect to cease repurchases of our stock from our stockholders through the limited market and wind-up the operations of Bull, Inc. A limited market trade has been scheduled for June 30, 2006, which is expected to be the last limited market trade assuming that the public offering is completed in the Fall of 2006. If, however, the public offering is

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

postponed, we intend to conduct limited market trades at the same time as the retirement plans trades. In addition to trades currently scheduled for June 30, 2006 (retirement plans and limited market trades), a retirement plans trade has been scheduled for October 27, 2006 and at least three additional quarterly dates for retirement plan trades will be announced at which a limited market trade may also be held if the public offering is postponed.

In these trades, participants may offer to buy or sell shares in accordance with the terms of the plans. In addition, we intend to conduct four scheduled quarterly trades for our retirement plans following completion of the proposed public offering in which participants may offer to buy or sell shares in accordance with the terms of the plans. In all of these trades, we will have the right, but not the obligation, to buy the net balance of shares, if any, offered by participants in our retirement plans. If the public offering is completed, the retirement plans will have the opportunity to convert shares of SAIC, Inc. Class A preferred stock into SAIC, Inc. common stock and sell those shares into the public market to the extent permissible under the transfer restrictions on the SAIC, Inc. Class A preferred stock. See “—Liquidity and Capital Resources—Historical Trends—Cash Provided by (Used in) Financing Activities of Continuing Operations.”

Results of Operations

The following table summarizes our consolidated results of operations for the periods noted:

	Three Months Ended April 30
	2006	Percent change	2005
	(dollars in millions)
Revenues	$1,958	6%	$1,846
Cost of revenues	1,686	4	1,614
Selling, general and administrative expenses	129	8	120
Operating income	143	28	112
As a percentage of revenues	7.3%		6.1%
Non-operating income (expense), net	5	—	(7)
Provision for income taxes	54	8	50
Income from continuing operations	94	71	55
Income from discontinued operations, net of tax	12	—	530
Net income	106	(82)	585

Revenues. Total consolidated revenues increased 6% for the three months ended April 30, 2006 compared to the same period of the prior year due to a combination of growth in revenues from our U.S. Government and commercial customers and growth through the acquisition of new businesses partially offset by a one-day decline in the number of work days in the three months ended April 30, 2006 compared to the same period of the prior year. This one-day decline in the number of work days adversely affected revenue growth by approximately 1.7 percentage points. Approximately three percentage points of the consolidated growth were a result of acquisitions while three percentage points were internal or non-acquisition related growth. We calculate internal growth by comparing our current period reported revenue to prior period revenue adjusted to include the revenue of acquired companies for the comparable prior period. Internal revenue growth in our business was directly related to the receipt of contract awards across a balance of our business areas and the ability to hire personnel to perform on service contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes changes in segment revenues on an absolute basis and as a percentage of total consolidated revenues for the periods noted:

	Three Months Ended April 30
	2006	Percent change	2005	Segment revenues as a percentage of total consolidated revenues
				2006	2005
	(dollars in millions)
Government segment revenues	$1,809	5%	$1,717	92%	93%
Commercial segment revenues	146	11	131	8	7
Corporate and Other segment revenues	3	—	(2)	—	—

The growth in our Government segment revenues for the three months ended April 30, 2006 was the result of growth in our traditional business areas with departments and agencies of the U.S. Government as well as growth through the acquisition of new businesses. Approximately three percentage points of the growth in the Government segment revenues was a result of acquisitions, while the remaining two percentage points represented internal growth. The internal growth in our Government segment revenues for the three months ended April 30, 2006 reflects an increase in contract volume due to higher contract awards from the U.S. Government and increased spending by our customers, particularly in our business areas providing services to the Department of Defense.

The growth in our Commercial segment revenues for the three months ended April 30, 2006 relates to internal growth and was attributable principally to higher revenues from our systems integration and domestic outsourcing business areas.

The Corporate and Other segment revenues includes the elimination of intersegment revenues of $2 million for the three months ended April 30, 2005. There were no intersegment revenues for the three months ended April 30, 2006. The remaining balance for each of the periods represents the net effect of various revenue items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segment and instead are reflected in the Corporate and Other segment.

The following table presents our consolidated revenues on the basis of how such revenues were earned for the periods noted:

	Three Months Ended April 30
	2006	Percent change	2005
	(dollars in millions)
Labor-related	$1,289	8%	$1,199
M&S	669	3	647

The increases in labor-related revenues are attributable to acquisitions, greater employee utilization and overall increases in our technical staff. We had approximately 43,300 full-time and part-time employees at April 30, 2006 compared to 42,500 at April 30, 2005. Growth in M&S revenues as a percentage of total revenues slowed slightly during the three months ended April 30, 2006 primarily due to differences in the timing of work performed or delivery of materials under several contracts with M&S activity in each period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cost of Revenues. The following table summarizes cost of revenues as a percentage of revenues for the periods noted:

	Three Months Ended April 30
	2006	2005
Total consolidated cost of revenues as a percentage of total consolidated revenues	86.1%	87.4%
Segment cost of revenues as a percentage of segment revenues:
Government segment	87.2	88.4
Commercial segment	73.1	75.9

Total consolidated cost of revenues increased $72 million, or 4%, on an absolute basis but declined as a percentage of total consolidated revenues for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005. This improvement as a percentage of revenues is primarily due to greater direct labor utilization during the three months ended April 30, 2006. In addition, we recorded no loss on the Greek contract during the three months ended April 30, 2006 compared to losses of $7 million for the same period of the prior year. Total consolidated cost of revenues as a percentage of total consolidated revenues includes a portion of the Corporate and Other segment operating loss as described in “—Segment Operating Income.”

Government segment cost of revenues increased by $60 million, or 4%, on an absolute basis but decreased as a percentage of segment revenues for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005, primarily due to greater direct labor utilization during the three months ended April 30, 2006. In addition, we recorded no loss on the Greek contract during the three months ended April 30, 2006 compared to losses of $7 million for the same period of the prior year.

Commercial segment cost of revenues increased by $7 million, or 7%, on an absolute basis and decreased as a percentage of segment revenues for the three months ended April 30, 2006, primarily reflecting improved contract margins and greater direct labor utilization.

Selling, General and Administrative Expenses. The following table summarizes SG&A as a percentage of revenues for the periods noted:

	Three Months Ended April 30
	2006	2005
Total consolidated SG&A as a percentage of total consolidated revenues	6.6%	6.5%
Segment SG&A as a percentage of segment revenues:
Government segment	4.9	4.9
Commercial segment	16.4	18.2

Total consolidated SG&A increased $9 million, or 8%, on an absolute basis for the three months ended April 30, 2006 compared to the same period of the prior year.

Government segment SG&A increased $5 million, or 6%, on an absolute basis for the three months ended April 30, 2006 compared to the same period of the prior year. This includes increases in Government segment G&A costs of $6 million and a decrease in Government segment bid-and-proposal costs of $1 million. The level of bid-and-proposal activities fluctuates depending on the timing of bidding opportunities. Government segment independent research and development costs have remained relatively consistent as a percentage of segment revenues.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Commercial segment SG&A expenses during the three months ended April 30, 2006 remained consistent with the same period of the prior year.

Corporate and Other segment SG&A expenses increased $4 million, or 41%, during the three months ended April 30, 2006 compared to the same period of the prior year due primarily to the expensing of stock options under SFAS No. 123(R), which was adopted on February 1, 2006.

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

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the reconciliation of total reportable SOI of $142 million and $110 million, respectively, to consolidated operating income of $143 million and $112 million, respectively, for the three months ended April 30, 2006 and 2005, is shown in Note 2 of the notes to condensed consolidated financial statements.

The following table summarizes changes in SOI on an absolute basis and as a percentage of related revenues:

	Three Months Ended April 30
	2006	Percent change	2005	SOI as a percentage of related revenues
				2006	2005
	(dollars in millions)
Government segment	$141	24%	$114	7.8%	6.6%
Commercial segment	15	114	7	10.3	5.3
Corporate and Other segment	(14)	—	(11)	—	—

Total reportable SOI	$142	29%	$110	7.3%	6.0%

The increase in total reportable SOI for the three months ended April 30, 2006 primarily reflects higher contract volume and greater direct labor utilization. In addition, we recorded no loss on the Greek contract during the three months ended April 30, 2006 compared to losses of $7 million for the same period of the prior year.

The increase in Government segment SOI for the three months ended April 30, 2006 primarily reflects higher contract volume and greater direct labor utilization. In addition, we recorded no loss on the Greek contract during the three months ended April 30, 2006 compared to losses of $7 million for the same period of the prior year.

The increase in Commercial segment SOI reflects higher contract volume, improved contract margins and greater direct labor utilization.

Corporate and Other segment operating loss for the three months ended April 30, 2006 remained consistent with the three months ended April 30, 2005.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Other Income Statement Items

Interest Income and Interest Expense. Interest income increased by $10 million or 53% for the three months ended April 30, 2006 compared to the same period of the prior year primarily due to higher interest rates in the three months ended April 30, 2006 as compared to the same period of the prior year.

Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. Interest expense remained consistent for the three months ended April 30, 2006 compared to the same period of the prior year, as our debt instruments have fixed interest rates and there was no significant change in the underlying debt balances.

Other Income (Expense), Net. Other income (expense), net includes our equity interest in the earnings of unconsolidated affiliates of $2 million for the three months ended April 30, 2006 and other-than-temporary impairment losses on marketable securities and other investments of $2 million for the three months ended April 30, 2005.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 36.8% and 47.6% for the three months ended April 30, 2006 and 2005, respectively. The lower effective tax rate for the three months ended April 30, 2006 was partially due to the reversal of $7 million in tax expense accruals for tax contingencies as a result of settlements of federal and state audits and audit issues for amounts different than the recorded accruals for tax contingencies. The higher tax rate for the three months ended April 30, 2005 was due to an increase in tax expense of $9 million related to a change in state tax law during the three months ended April 30, 2005.

We are subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions we have taken. We have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately to be paid. As of April 30, 2006, our income taxes payable balance included $58 million of tax expense accruals that have been recorded for tax contingencies. We are currently undergoing several routine IRS and other tax jurisdiction examinations. While we believe we have adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that we owe taxes in excess of our accruals, or that our accruals will not be in excess of the final amounts agreed to by tax authorities.

Upon completion of our planned public offering of SAIC, Inc. common stock, we intend to pay a dividend to current stockholders, including the SAIC Retirement Plan. We believe the dividend payable on our common stock held by the SAIC Retirement Plan may be deductible for tax purposes in the year of payment and have requested rulings from the IRS to confirm deductibility. Accordingly, if we pay a dividend in connection with the public offering contemplated in the Fall of 2006 and favorable rulings are received, we expect a significant reduction in our tax liability.

Income from Continuing Operations. Income from continuing operations increased $39 million, or 71%, for the three months ended April 30, 2006 compared to the same period of the prior year primarily due to increased operating income of $31 million, increased interest income of $10 million and a lower effective tax rate described above.

Discontinued Operations. We sold one of our subsidiaries, Telcordia, for $1.35 billion and recorded a gain of $861 million during the three months ended April 30, 2005. An income tax benefit of $12 million was recorded during the three months ended April 30, 2006 to reflect the resolution of certain tax contingencies related to Telcordia operations prior to the sale.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The operating results of Telcordia, which have been classified as discontinued operations for all periods presented, were as follows:

	Three Months Ended April 30
	2006	2005
	(in millions)
Revenues	$—	$89
Costs and expenses
Cost of revenues	—	57
Selling, general and administrative expenses	—	28

Income before income taxes	$—	$4

We have indemnified the buyer for all income tax obligations on and through the closing date of the transaction. While we believe we have appropriate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. We also have customary indemnification obligations owing to the buyer, as well as an obligation to indemnify the buyer for any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. We are also entitled to receive additional amounts as contingent sale price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds received in connection with the prosecution of certain patent rights of Telcordia as discussed in “—Commitments and Contingencies.” All these future contingent payments or contingent purchase price proceeds and changes in our estimates of these items and other related Telcordia items will continue to be reflected as discontinued operations and result in adjustments to the gain on sale in the period in which they arise.

Net Income. Net income decreased $479 million, or 82%, for the three months ended April 30, 2006 compared to the same period of the prior year primarily due to the after-tax gain of $530 million on the sale of Telcordia during the three months ended April 30, 2005.

Liquidity and Capital Resources

We financed our operations from our inception in 1969 primarily through cash flow from operations, proceeds from the sale of investments, issuance of debt securities and our credit facilities. If we complete the public offering and pay a special dividend as described in “—Proposed Public Offering,” our principal sources of liquidity will be cash flows from operations and borrowings under our revolving credit facilities, and our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, possible acquisitions and equity investments, debt service requirements and repurchases of SAIC, Inc. Class A preferred stock from our retirement plans during the restriction periods in order to provide participants in those plans with liquidity to the extent permitted under the plans. Whether or not we complete the public offering, we anticipate that our operating cash flows, existing cash, cash equivalents and borrowing capacity under our revolving credit facilities will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents and short-term investments in marketable securities totaled $2.7 billion at April 30, 2006 and January 31, 2006.

Cash Provided by (Used in) Operating Activities of Continuing Operations. We generated cash flows from operating activities of $81 million for the three months ended April 30, 2006 and used $6 million for the three months ended April 30, 2005. The improvement in cash flows from operating activities for the three months

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

ended April 30, 2006 is primarily due to a $39 million increase in income from continuing operations and the settlement of certain tax contingencies for the three months ended April 30, 2006 as compared to the same period of the prior year.

Cash Provided by (Used in) Investing Activities of Continuing Operations. We generated cash flows from investing activities of $1.6 billion for the three months ended April 30, 2006 due to the liquidation of our investments in marketable securities, in part, to prepare for the expected payment of a dividend in connection with the proposed public offering. We also used $18 million for property, plant and equipment and $14 million (net of cash acquired of $1 million) to acquire one business in our Government segment during the three months ended April 30, 2006. We did not complete any business acquisitions in the three months ended April 30, 2005. We used $33 million in cash in support of investing activities during the three months ended April 30, 2005, including payments of $11 million for property, plant and equipment and $12 million for the settlement of certain contingencies associated with previous business acquisitions. Acquisitions are part of our overall growth strategy.

Cash Used in Financing Activities of Continuing Operations. We used cash of $37 million and $238 million for financing activities during the three months ended April 30, 2006 and 2005, respectively. The use of cash for the three months ended April 30, 2006 and 2005 was primarily for repurchases of our common stock as follows:

	Three Months Ended April 30
	2006	2005
	(in millions)
Repurchases of common stock:
Limited market stock trades	$—	$149
Retirement plans	—	48
Upon employee terminations	—	28
Other stock transactions	32	19

Total	$32	$244

The decrease in repurchases from the limited market trades and retirement plans during the three months ended April 30, 2006 compared to the same period of the prior year is primarily due to the fact that there were no limited market stock trades or retirement plans trades during the three months ended April 30, 2006. A retirement plans trade was held on May 12, 2006 and both a limited market trade and a retirement plans trade have been scheduled for June 30, 2006. The decrease in repurchases upon employee terminations is due to the fact that since September 1, 2005, we have suspended repurchasing shares upon termination of employment pending completion of the proposed merger and public offering.

We have the right, but not the obligation, to repurchase stock in the limited market, to the extent that the number of shares offered for sale exceeds the number of shares sought to be purchased. As a result of the sale of Telcordia in the prior year, our common stock is no longer an investment choice for future contributions in the Telcordia 401(k) Plan. As of April 30, 2006, the Telcordia 401(k) Plan held 3.5 million shares of our Class A common stock, which had a fair value of $156 million. We no longer have a right of repurchase under the terms of our Restated Certificate of Incorporation with respect to the shares of our common stock held by the Telcordia 401(k) Plan or any other contractual right to repurchase these shares. However, we agreed with Telcordia to provide an opportunity for the Telcordia 401(k) Plan to sell shares of our Class A common stock in any trade in which our retirement plans have such an opportunity prior to completion of the public offering. Further, we agreed that if the public offering is completed, the Telcordia 401(k) Plan will have the same opportunity to sell shares of Class A preferred stock of SAIC, Inc. as other stockholders generally, but will not have the opportunity to sell such shares in any additional opportunities provided to our retirement plans that are not otherwise provided to other stockholders generally.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Repurchases of our shares reduce the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheets. If we continue to repurchase our shares in excess of our cumulative earnings, our retained earnings will be reduced and could result in an accumulated deficit within our stockholders’ equity.

Cash Flows of Discontinued Operations. There were no material cash flows of discontinued operations for the three months ended April 30, 2006. During the three months ended April 30, 2005, we generated cash proceeds of $1.1 billion from the sale of Telcordia.

Outstanding Indebtedness

Notes payable and long-term debt totaled $1.2 billion at April 30, 2006 and January 31, 2006 with debt maturities between calendar 2008 and 2033. In addition to our long-term debt, we have revolving credit facilities totaling $750 million with a group of financial institutions. If the merger described in “—Proposed Public Offering” is approved by our stockholders, shortly before the completion of the merger, SAIC, Inc. intends to guarantee approximately $1.2 billion of our notes payable and long-term debt obligations in addition to our credit facility.

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	April 30, 2006	January 31, 2006
	(in millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	549	548
7.125% notes due 2032	248	248
6.75% notes due 2008	94	94
3-year note due 2006	—	17
Other notes payable	32	36

	1,219	1,239
Less current portion	27	47

Total	$1,192	$1,192

During the three months ended April 30, 2006, our 55% owned joint venture, AMSEC LLC, repaid its 3-year term note that was scheduled to mature in December 2006.

All of the long-term notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of April 30, 2006. Our other notes payable have interest rates from 3.1% to 6.0% and are due on various dates through 2016. For additional information on our notes payable and long-term debt, see Note 13 of the notes to consolidated financial statements in our fiscal 2006 Annual Report on Form 10-K.

Revolving Credit Facilities. As of April 30, 2006, we had two revolving five-year credit facilities providing for an aggregate $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate. As of April 30, 2006, no loans were outstanding, although our borrowing capacity was reduced by $113 million to secure standby letters of credit issued in connection with bonding requirements that we have under the Greek contract. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. We are in dispute with the customer on this contract as described in “—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government.”

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

These facilities contained various customary restrictive covenants, including financial covenants. As of April 30, 2006, we were in compliance with all covenants under the credit facilities.

In June 2006, we terminated and replaced these credit facilities with a new credit facility with a group of financial institutions that provides for borrowings of up to $750 million through 2011. The new facility’s terms and conditions are generally more favorable and are structured to facilitate the proposed public offering and the payment of the special dividend provided that SAIC, Inc. guarantees the new credit facility. Borrowings under this new facility are unsecured, bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate and are subject to customary affirmative and negative covenants, including financial covenants. We have transitioned the standby letters of credit issued in connection with the Greek contract to this new credit facility.

Cash Flow Expectations for the Remainder of Fiscal 2007

If we complete the public offering as anticipated, we expect the proceeds from the public offering to be a significant cash inflow for fiscal 2007 and the payment of a special dividend as described in “—Proposed Public Offering” to be a significant use of cash for fiscal 2007.

In contemplation of the public offering as described in “—Proposed Public Offering,” the last limited market trade is expected to occur in June 2006. As described in “—Liquidity and Capital Resources,” for our retirement plans, a June 2006 trade has been scheduled to permit participants to offer to buy or sell shares in accordance with the terms of those plans. In addition, we are providing our retirement plan participants with an opportunity to exchange out of their investments in the SAIC Non-Exchangeable Stock Funds in the retirement plans trade scheduled for June 30, 2006. Generally, plan participants’ balances held in the Non-Exchangeable Stock Funds can only be transferred into other investment options following plan participant termination or retirement. While we cannot predict how many shares, if any, we will repurchase through the trades in fiscal 2007, it is possible that we will spend as much or more than we spent for repurchases in fiscal 2006. If the public offering is completed, we will conduct four scheduled trades for our retirement plans following completion of the public offering through which participants in retirement plans may offer to buy or sell shares in accordance with the terms of those plans. In the June 2006 trade before the public offering and in the four scheduled trades following completion of the public offering, we will have the right, but not the obligation, to buy the net balance of shares offered by participants in the retirement plans. If the public offering is completed, the retirement plans will also have the opportunity to convert shares of SAIC, Inc. Class A preferred stock into SAIC, Inc. common stock and sell those shares into the public market to the extent permissible under the transfer restrictions on the SAIC, Inc. Class A preferred stock.

If we complete the public offering as described in “—Proposed Public Offering,” we expect to have sufficient funds from our existing cash and cash equivalents to pay a special dividend. Assuming we complete the public offering and pay a special dividend, we expect our cash and cash equivalents, borrowing capacity and expected cash flows from operations to provide sufficient funds for at least the next 12 months for our operations, capital expenditures, stock repurchases from our retirement plans, possible business acquisitions and equity investments, and to meet our contractual obligations, including interest payments on our outstanding debt.

Off-Balance Sheet Arrangements

We are party to various off-balance sheet arrangements including various guarantees, indemnifications and lease obligations. We have outstanding performance guarantees and cross-indemnity agreements in conjunction with our joint venture investments. See Notes 16 and 19 of the notes to consolidated financial statements in our fiscal 2006 Annual Report on Form 10-K for detailed information about our lease commitments and “—Commitments and Contingencies” for detailed information about our guarantees associated with our joint ventures.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

In connection with the sale of Telcordia, as described in Note 11 of the notes to condensed consolidated financial statements for the three months ended April 30, 2006, we retained certain obligations as described in “—Commitments and Contingencies.” We also have customary indemnification obligations and have waived our right to repurchase our common stock from the Telcordia 401(k) Plan as previously discussed.

Commitments and Contingencies

Telkom South Africa

As described in Note 10 of the notes to condensed consolidated financial statements, our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telkom South Africa successfully challenged the arbitrator’s partial award in our favor in the South African trial court, and we have appealed this decision to the South African Supreme Court. In a separate proceeding, we unsuccessfully attempted to have our partial arbitration award confirmed by the U.S. District Court. Telcordia has appealed this ruling to the U.S. Court of Appeals for the Third Circuit. Oral arguments were held on January 13, 2006 and the parties are awaiting a decision.

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

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2006 and January 31, 2006. We do not believe a material loss is probable based on the procedural standing of the case and our understanding of applicable laws and facts.

Firm Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, we entered into a euro-denominated firm-fixed-price contract with the Hellenic Republic of Greece (the Customer), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. A significant amount of effort on this contract has been and will be performed by subcontractors to us. Under the contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, we have received advance payments totaling approximately $147 million. The contract also requires us to provide five years of System support and maintenance for approximately $12 million and ten years of TETRA radio network services for approximately $104 million. Under the terms of the contract, our obligation to provide the System support and maintenance and TETRA radio network services only begins upon System acceptance, which has not yet occurred. The contract contains an unpriced option for an additional five years of TETRA network services.

The Memorandum. On July 7, 2004, shortly before the start of the Olympics, we entered into an agreement (the Memorandum) with the Hellenic Republic, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that: (1) delivery

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Under the terms of the contract and the Memorandum between the parties, we submitted various proposals to the Customer to remedy these omissions and deviations. The most significant of these proposals includes a redevelopment of CDSS using an alternative technical approach, and a redesigned port security system. The first proposal for an alternative CDSS technical approach was submitted in June 2005. On November 25, 2005, the Customer notified us that its technical advisors declined to recommend either the acceptance or rejection of our remediation plan for an alternative CDSS. On December 5, 2005, we sent a letter advising the Customer that unless an agreement is reached with respect to the alternative CDSS approach, we intend to initiate the dispute process contained in the Greek contract, which includes binding arbitration as our final step. On December 13, 2005, the Customer delivered a letter to us indicating that our proposal based on the alternative CDSS approach is deemed “acceptable in principle” on the terms proposed. The parties reengaged in negotiations in early January 2006 on a contract modification to incorporate these proposals. A contract modification has not yet been executed and would be required in order for us to implement the proposals and achieve Customer acceptance of the System. We anticipate that such modification would include a revised testing and acceptance procedure which would provide for acceptance of individual subsystems on satisfactory completion of the testing of the subsystem. Until such acceptance occurs, the Customer has advised us that it cannot negotiate appropriate price adjustments for omissions and deviations of a subsystem.

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

Under the terms of the Greek contract, we are not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. We and our subcontractors have provided System support

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

and maintenance and TETRA network services to the Customer since the Olympics in August 2004, without receiving any compensation. In September 2005, the principal subcontractor notified us that it would no longer commit to continue providing TETRA network services, although it has continued to provide such services to date. On May 19, 2006, a second-tier subcontractor working for our principal subcontractor responsible for providing the TETRA radio network services provided legal notice to our principal subcontractor that it will stop supporting and maintaining the TETRA subsystem at an unspecified date in the future. In a letter dated May 24, 2006, our principal subcontractor requested payment within 10 days from us for all payments under the subcontract. In a letter dated May 26, 2006, we advised our principal subcontractor that under the terms of the subcontract, receipt of full payment from the Customer is a condition to our obligation to pay the subcontractor and that the Customer’s refusal to pay us relates in part to deviations and omissions in our principal subcontractor’s work.

Legality of the Contract. In March 2005, the Customer notified us that an issue had been raised concerning the legality of the contract by a Greek government auditor. In August 2005, we learned that the Court of Auditors of the Hellenic Republic (the Greek Audit Court), a government agency with authority to review and audit procurements, issued a decision finding that certain mistakes in the procurement process committed by the Greek government rendered the contract illegal. The Customer requested revocation of the Greek Audit Court decision. On November 17, 2005, the Greek Audit Court issued a decision finding that the errors committed by the Customer in the procurement process constituted “pardonable mistakes” with respect to prior payments under the contract. Although the rationale of the Greek Audit Court decision suggests that the Customer may be able to make future payments under the contract, the impact of the decision on the legality of the contract and the Customer’s ability to make future payments is not clear. Recent communications from the Customer suggest that the Greek Audit Court may have to approve any modification to the contract, and payments made under the modified contract.

Financial Status and Contingencies of the Contract. We have recorded $121 million of contract losses as of April 30, 2006. While we recorded no losses on this contract during the three months ended April 30, 2006, $7 million was recorded during the three months ended April 30, 2005. These losses reflect our estimated total cost to complete the System and obtain Customer acceptance and estimated reductions in price as a result of omissions and deviations from the contract requirements. Because of the significant uncertainties related to ultimate acceptance and payment from the Customer, our current accounting treatment limits the total revenue to be realized under percentage of completion on the contract to the cash received to date. Although we expect to pursue remaining amounts owed under the terms of the contract, this reduction in total estimated revenues to be realized under the contract increased the total loss by $32 million during the year ended January 31, 2006, which is included in the loss amounts discussed above. Through April 30, 2006, we have recognized revenues of $119 million, which represent a portion of the $147 million cash collected to date based upon the percentage-of-completion method of revenue recognition.

As of April 30, 2006, the estimated future costs to complete the System and obtain Customer acceptance is $52 million. This estimated cost is included in the $121 million contract losses recorded as of April 30, 2006. Management has used this estimate and its judgment in evaluating the various uncertainties and assumptions necessary to recognize the total estimated loss on this contract. Such assumptions include obtaining mutual agreement with the Customer regarding system requirements, execution of a modification to the contract, completion of the System and Customer acceptance. The total costs are significantly affected by the timing of events such as executing a contract modification and ultimate Customer acceptance. Management has estimated that final acceptance of the System under a modified contract will occur in January 2008. Our recorded losses exclude potential subcontractor payments associated with the omissions and deviations related to specific subsystems supplied by subcontractors in the amount of $13 million that management believes will not be paid under the subcontract terms.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We have $14 million of accounts receivable relating to Value Added Taxes (VAT) that we have paid and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by us to the Greek taxing authorities and would increase our total losses on the contract.

In accordance with the terms of the contract, we are required to provide certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, the Customer currently has the right to call some or all of the $242 million of standby letters of credit outstanding. The letters of credit supporting the payment bonds ($145 million) and performance bonds ($33 million) may be called by the Customer submitting a simple written statement to the guaranteeing bank that we have not fulfilled our obligations under the contract. The letters of credit supporting the offset bonds ($64 million) may be called by the Customer submitting a simple written statement to the guaranteeing bank that we have not fulfilled our obligations under a separate offset contract requiring us, among other things, to use Greek subcontractors on the contract. We believe that any amounts obtained by the Customer through such a calling of these letters of credit may be retained by the Customer only as security against any actual damages it proves in arbitration, and that any excess must be returned to us. We do not currently believe it is probable that the Customer will call these standby letters of credit. If the standby letters of credit are called, we may have the right to call some or all of the $102 million in bonds provided by our subcontractors in connection with their work under the contract.

Arbitration Proceedings. Although we have been pursuing a contract modification with the Customer since shortly after the Memorandum was signed in July 2004, due to the difficulties in reaching mutually satisfactory terms, we instituted arbitration proceedings on April 21, 2006, before the International Chamber of Commerce (ICC) against the Customer to pursue our rights and remedies provided for in the contract and the Memorandum and under Greek law. The arbitration complaint filed by us: (1) seeks an order under the contract that the Customer’s extended use of the System under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the System, (2) seeks damages for breach of contract, bad faith, use of the System and other damages, (3) seeks a determination as to the legal status of the contract as a result of the illegality issue discussed above, and (4) if the contract is determined to be illegal, seeks compensation for the commercial value of the System delivered and its use by the Customer and other damages. We are seeking damages in excess of $76 million, with the precise amount to be proven in arbitration. We agreed to extend to July 31, 2006, the time period in which the Customer may submit its response to the arbitration complaint in order to provide the parties additional time to attempt to negotiate and complete a modification. Under the terms of the contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that we will prevail in the arbitration.

In the event we do not prevail in the arbitration or are unable to resolve the various disputes under the contract as anticipated, we could incur additional losses. If the Customer asserts claims against us in the arbitration and it is determined that we have breached the contract and, as a result, owe the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid under the contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) forfeiture of good performance bonds in the amount of $33 million.

Successful imposition of damages or claims by the Customer or subcontractors against us, the calling of our bonds, additional contract costs required to fulfill our obligations, or additional revenue reductions arising from the negotiation of the contract modification could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

DS&S Joint Venture

In March 2006, we sold our interest in DS&S, a joint venture in which we owned a 50% interest. As part of the sale, we agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to an on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus the amount received by us in repayment of a $1 million loan receivable owed by DS&S. As of April 30, 2006, we have deferred any gain on the sale of DS&S pending resolution of the on-going investigation and any resulting litigation.

INTESA Joint Venture

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

Expropriation of Our Interest in INTESA. In fiscal 2003 and 2004, PDVSA and the Venezuelan government took certain actions, including denying INTESA access to certain of its facilities and assets, which prevented INTESA from continuing operations. In fiscal 2005, the Overseas Private Investment Company (OPIC), a U.S. governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments, determined that the Venezuelan government had expropriated our interest in INTESA without compensation and paid us approximately $6 million in settlement of our claim.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Other Joint Ventures

We are an investor in Danet Partnership GbR (Danet GbR), a German partnership accounted for under the equity method. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company. Danet GbR has an internal equity trading market similar to our limited market. We are required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby we gain control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to us in exchange for the current fair value of those shares. If we gain control over Danet GbR, all Danet GbR investors have the right to put their shares to us in exchange for the current fair value of those shares. If Danet GbR investors put their shares to us, we may pay the put price in shares of our common stock or cash. We do not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. During the three months ended April 30, 2006, we paid less than $1 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to us. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to us was $7 million as of April 30, 2006. If we were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, we would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, as of April 30, 2006 we are not able to project the maximum potential amount of future payments we could be required to make under the guarantee but, based on current conditions, we believe the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded.

On September 15, 2004, we entered into an agreement with EG&G Technical Services, Inc. (EG&G), and Parsons Infrastructure & Technology Group, Inc. (Parsons), to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has an estimated total value of $217 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of April 30, 2006, the fair value of the guarantee is not material to us.

Other

We are subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. Although we can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, will likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows or our ability to conduct business.

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We also have and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. As described in Note 11 of the notes to condensed consolidated financial statements, on March 15, 2005, we sold our Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of any net proceeds Telcordia receives in the future in connection with the enforcement of certain patent rights.

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

We have several critical accounting policies, which were described in our fiscal 2006 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. We did not adopt any new accounting policies that are considered critical accounting policies during the three months ended April 30, 2006 except for the adoption of SFAS No. 123(R), “Share-Based Payment,” on February 1, 2006. SFAS No. 123(R) requires that we recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services, typically over the period during which such awards are earned. SFAS No. 123(R) also requires that we recognize as compensation expense the 15% discount on employee stock purchases made under our ESPP. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. The following information about our market sensitive financial instruments contains forward-looking statements. For further information, refer to Item 7A and the consolidated financial statements and Note 8 of the notes to consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, interest rate swaps and long-term debt obligations. Short term interest rates related to these financial instruments have increased since January 31, 2006. At April 30, 2006, a significant portion of our total assets consisted of cash equivalents which are subject to fluctuations in short term interest rates. The increase in overall investments in cash equivalents bearing variable interest rates results in sensitivity to changes in interest rates.

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

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing a sensitivity analysis. The fair values for forward foreign exchange contracts were estimated using spot rates in effect on April 30, 2006. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of April 30, 2006 are the hypothetical gains and losses associated with foreign currency risk. As of April 30, 2006, holding all other variables constant, a 10% weakening of the U.S. dollar against each hedged currency would affect the fair values of the forward foreign exchange contracts by immaterial amounts.

Item 4. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Mark W. Sopp (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the quarterly period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, Kenneth C. Dahlberg and Mark W. Sopp concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Firm Fixed-Price Contract with the Greek Government

On April 21, 2006, we instituted arbitration proceedings before the International Chamber of Commerce against the Hellenic Republic of Greece (the Customer) relating to an FFP contract with the Greek government (Greek contract). Although we have been pursuing contract modifications with the Customer since July 2004, we filed the arbitration complaint seeking an order that (1) the Customer’s extended use of the system under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the system, (2) seeks damages for breach of contract, bad faith, use of the system and other damages, (3) determines the legal status of the contract as a result of certain illegality issues, and (4) if the contract is determined to be illegal, seeks compensation for the commercial value of the system delivered, its use by the Customer and other damages. We agreed to extend to July 31, 2006, the time period in which the Customer may submit its response to the arbitration complaint in order to provide the parties additional time to attempt to negotiate and complete a modification. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. If the Customer asserts claims against us in the arbitration and it is determined that we have breached the contract and, as a result, owe the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid under the contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) forfeiture of good performance bonds in the amount of $33 million. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that we will prevail in the arbitration. For a description of the contract, the disputes and the impact of the contract on our results of operations and financial condition, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government.”

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Expropriation of Our Interest in INTESA. In fiscal 2003 and 2004, PDVSA and the Venezuelan government took certain actions, including denying INTESA access to certain of its facilities and assets, that prevented INTESA from continuing operations. In fiscal 2005, the Overseas Private Investment Company (OPIC), a U.S. 25 governmental entity that provides insurance coverage against expropriation of U.S. business interests by foreign governments, determined that the Venezuelan government had expropriated our interest in INTESA without compensation and paid us approximately $6 million in settlement of our claim.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, adverse resolutions could materially harm our business, consolidated financial position, results of operations and cash flows.

Other

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or ability to conduct business. In the normal conduct of our business, we seek to monetize our patent portfolio through licensing. We also have and will continue to defend our patent position when we believe our patents have been infringed and are involved in such litigation from time to time. On March 15, 2005, we sold our Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by Science Applications International Corporation (SAIC)

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2006 – February 28, 2006	367,024	$43.92	—	—
March 1, 2006 – March 31, 2006	1,374,319	$43.91	—	—
April 1, 2006 – April 30, 2006	167,269	$43.90	—	—

Total	1,908,612	$43.91	—	—

(1)	Includes shares purchased by SAIC or affiliated purchasers as follows:

	February	March	April
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	149,630	917,986	110,870
In privately negotiated transactions	217,394	456,333	56,399

Total	367,024	1,374,319	167,269

(2)

Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of SAIC’s retirement plans or SAIC’s

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement; Termination of a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On June 6, 2006, we entered into a new five-year credit facility pursuant to a Five Year Credit Agreement, by and among the Company, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and certain other lenders (the New Credit Agreement). Pursuant to the terms of the New Credit Agreement, we may borrow up to $750 million through 2011. Borrowings under the New Credit Agreement are unsecured and bear interest at a rate determined, at our option, based on either LIBOR plus a margin or a defined base rate. We pay a facility fee on the total commitment amount and an additional fee if our borrowings exceed fifty percent (50%) of the total commitment amount, which fees may vary depending upon our credit ratings.

The New Credit Agreement contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the New Credit Agreement require that, for a period of four fiscal quarters beginning with the fiscal quarter ended January 31, 2006, we maintain a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than 3.0 to 1.0 and a ratio of EBITDA to interest expense of greater than 3.5 to 1.0. Other covenants restrict certain other of our activities, including among other things, our ability to create certain liens, dispose of certain assets and merge or consolidate with other entities. The New Credit Agreement also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of our representations and warranties.

In connection with our entry into the New Credit Agreement, we terminated our other outstanding resolving credit facilities (collectively, the Old Credit Agreements), represented by (i) that certain Amended and Restated Credit Agreement (Multi-Year Facility), dated as of July 28, 2004, and amended as of November 18, 2004, by and among us, JPMorgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent and the other financial institutions, which was a five-year revolving credit facility permitting us to borrow up to $500 million until July 2007, and (ii) that certain Credit Agreement (Multi-Year Facility), dated as of July 28, 2004, and amended as of November 18, 2004, by and among us, JPMorgan Chase Bank, as administrative agent, Citicorp USA, Inc., as syndication agent and the other financial institutions, which was a five-year revolving credit facility permitting us to borrow up to $250 million until July 2009.

Borrowings under the Old Credit Agreements were unsecured and bore interest at a rate determined, at our option, based on either LIBOR plus a margin or on a defined base rate. We paid a facility fee on the total commitment amount and an additional fee if our borrowings exceeded fifty percent (50%) of the total

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

commitment amount. There were no borrowings outstanding under the Old Credit Agreements on the date of their termination and $113 million of standby letters of credit issued pursuant to the Old Credit Agreements in connection with the Company’s contract with the Greek government were transitioned to the New Credit Agreement. In connection with the termination of the Old Credit Agreements, we paid any unpaid fees that had accrued with respect to the facilities.

The foregoing description of the New Credit Agreement and the Old Credit Agreements does not purport to be complete and is qualified in its entirety by reference to the complete text of the New Credit Agreement filed as Exhibit 10.1 to this quarterly report on Form 10-Q and the Old Credit Agreements filed as Exhibits 10(k) and 10(l) to our quarterly report on Form 10-Q for the quarterly period ended July 31, 2004 as filed on September 30, 2004 with the SEC.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger, dated as of November 7, 2005, and amended as of April 28, 2006, by and among SAIC, Inc., Registrant, and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Annual Report on 10-K as filed on May 1, 2006 with the SEC.

10.1	Five Year Credit Agreement, dated June 6, 2006, by and among Registrant, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS

INTERNATIONAL CORPORATION

Date: June 9, 2006	/s/ MARK W. SOPP
Executive Vice President and Chief Financial Officer and as a duly authorized officer