Form 10-Q
period 2006-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2006-09-05
CIK 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Yes      No ✓

As of August 23, 2006, the Registrant had 159,052,400 shares of Class A common stock, $.01 par value per share, issued and outstanding, and 202,123 shares of Class B common stock, $.05 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited, in millions, except per share amounts)

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
Revenues	$2,055	$1,952	$4,013	$3,798
Costs and expenses:
Cost of revenues	1,766	1,689	3,452	3,303
Selling, general and administrative expenses	132	119	261	239

Operating income	157	144	300	256
Non-operating income (expense):
Interest income	34	24	63	43
Interest expense	(23)	(22)	(46)	(44)
Minority interest in income of consolidated subsidiaries	(4)	(3)	(7)	(6)
Other income (expense), net	1	(2)	3	(3)

Income from continuing operations before income taxes	165	141	313	246
Provision for income taxes	62	56	116	106

Income from continuing operations	103	85	197	140
Discontinued operations (Note 11):
Income (loss) from discontinued operations of Telcordia before income taxes (including loss on sale of $1 for the three and six months ended July 31, 2006 and gain on sale of $5 and $866 for the three and six months ended July 31, 2005, respectively)	(1)	5	(1)	870
(Benefit) provision for income taxes	(1)	(7)	(13)	328

Income from discontinued operations	—	12	12	542

Net income	$103	$97	$209	$682

Earnings per share
Basic:
Income from continuing operations	$.62	$.48	$1.18	$.79
Income from discontinued operations	—	.07	.07	3.06

	$.62	$.55	$1.25	$3.85

Diluted:
Income from continuing operations	$.60	$.47	$1.15	$.77
Income from discontinued operations	—	.07	.07	2.98

	$.60	$.54	$1.22	$3.75

Common equivalent shares:
Basic	166	175	167	177

Diluted	171	180	172	182

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	July 31, 2006	January 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,372	$1,035
Investments in marketable securities	—	1,659
Receivables, net	1,531	1,517
Prepaid expenses and other current assets	150	192
Deferred income taxes	6	—

Total current assets	4,059	4,403
Property, plant and equipment (less accumulated depreciation of $267 and $249 at July 31, 2006 and January 31, 2006, respectively)	365	356
Intangible assets, net	57	63
Goodwill	683	655
Deferred income taxes	63	66
Other assets	112	112

	$5,339	$5,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$884	$953
Accrued payroll and employee benefits	445	468
Income taxes payable	40	14
Notes payable and current portion of long-term debt	23	47
Deferred income taxes	—	9

Total current liabilities	1,392	1,491
Long-term debt, net of current portion	1,192	1,192
Other long-term liabilities	109	111
Commitments and contingencies (Note 10)
Minority interest in consolidated subsidiaries	59	54
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,524	2,506
Retained earnings	156	415
Other stockholders’ equity	(63)	(84)
Accumulated other comprehensive loss	(32)	(32)

Total stockholders’ equity	2,587	2,807

	$5,339	$5,655

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, in millions)

	Six Months Ended July 31
	2006	2005
Cash flows from continuing operating activities:
Net income	$209	$682
Income from discontinued operations	(12)	(542)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	34	31
Stock-based compensation	36	15
Minority interest in income of consolidated subsidiaries	7	6
Dividends received in excess of equity earnings from unconsolidated affiliates	5	—
Other	3	5
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(10)	19
Prepaid expenses and other current assets	41	(13)
Deferred income taxes	(11)	(46)
Other assets	(3)	(3)
Accounts payable and accrued liabilities	(86)	1
Accrued payroll and employee benefits	17	22
Income taxes payable	66	36
Other long-term liabilities	—	7

Total cash flows provided by continuing operating activities	296	220
Cash flows from investing activities:
Expenditures for property, plant and equipment	(31)	(22)
Acquisitions of businesses, net of cash acquired of $1 in fiscal 2007 and $3 in fiscal 2006	(32)	(15)
Payments for businesses acquired in previous years	—	(11)
Purchases of marketable securities available-for-sale	(4,258)	(3,579)
Proceeds from sales and maturities of marketable securities available-for-sale	5,917	3,313
Other	6	1

Total cash flows provided by (used in) investing activities	1,602	(313)
Cash flows from financing activities:
Proceeds from notes payable and issuance of long-term debt	1	—
Payments on notes payable and long-term debt	(26)	(39)
Dividends paid to minority interest stockholders	(2)	(2)
Sales of common stock and exercises of stock options	50	64
Repurchases of common stock	(584)	(378)

Total cash flows used in financing activities	(561)	(355)

Increase (decrease) in cash and cash equivalents from continuing operations	1,337	(448)

Cash flows from discontinued operations:
Cash used in operating activities from discontinued operations	—	(138)
Cash provided by investing activities from discontinued operations	—	1,072

Increase in cash and cash equivalents from discontinued operations	—	934

Cash and cash equivalents at beginning of period	1,035	983

Cash and cash equivalents at end of period	$2,372	$1,469

Supplemental schedule of non-cash investing and financing activities:
Common stock exchanged upon exercise of stock options	$76	$101

Common stock issued for settlement of accrued employee benefits	$43	$49

Fair value of assets acquired in acquisitions	$40	$36
Cash paid in acquisitions, net of cash acquired of $1 in fiscal 2007 and $3 in fiscal 2006	(32)	(15)
Issuance of common stock in acquisitions	—	(16)
Accrued acquisition payments	(4)	—

Liabilities assumed in acquisitions	$4	$5

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Summary of Significant Accounting Policies:

The condensed consolidated financial statements include the accounts of Science Applications International Corporation and all majority-owned and wholly-owned subsidiaries (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $3 million and $7 million on sales to certain unconsolidated affiliates during the three and six months ended July 31, 2006, respectively. The Company recognized revenues of $4 million and $7 million on sales to certain unconsolidated affiliates during the three and six months ended July 31, 2005, respectively.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of management, the financial information as of July 31, 2006 and for the three and six months ended July 31, 2006 and 2005 reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007, or any future period.

Reclassifications

Certain amounts in the condensed consolidated statements of income and cash flows for the three and six months ended July 31, 2005 have been reclassified to conform to the presentation for the three and six months ended July 31, 2006.

In the condensed consolidated statements of income for the three and six months ended July 31, 2005, the Company reclassified $16 million and $29 million, respectively, from cost of revenues to selling, general and administrative expenses to be consistent with the classification of these costs for the three and six months ended July 31, 2006 and its allocation of costs under cost accounting standards for U.S. Government contracts. This reclassification did not change previously reported net income or earnings per share.

In the condensed consolidated statement of cash flows for the six months ended July 31, 2005, the Company reclassified $49 million from stock-based compensation to changes in accrued payroll and employee benefits to reflect issuances of vested stock during the six months ended July 31, 2005 as settlement of certain bonus and retirement plan amounts expensed during prior periods. In addition, the Company presented these issuances of vested stock in the supplemental schedule of non-cash financing activities. This reclassification had no effect on previously reported total cash flows provided by continuing operating activities.

In the condensed consolidated statement of cash flows for the six months ended July 31, 2005, the Company increased purchases of marketable securities available-for-sale and proceeds from sales and maturities of

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

marketable securities available-for-sale by approximately $2.6 billion to reflect purchases, sales and maturities of marketable securities available-for-sale that occur within the Company’s investment portfolios that are managed by third-party investment managers (managed portfolios). The Company previously did not report the cash outflows and inflows that occurred within the managed portfolios as purchases and sales and maturities, respectively, but rather reported the cash outflows and inflows between the Company and the managed portfolios. This reclassification had no effect on previously reported total cash flows used in investing activities.

In the condensed consolidated statement of cash flows for the six months ended July 31, 2005, the Company reclassified $21 million from repurchases of common stock to issuances of common stock to reflect shares issued under the Employee Stock Purchase Plan (ESPP). The Company previously reported these amounts as a reduction to repurchases of common stock. This reclassification had no effect on previously reported total cash flows used in financing activities.

Discontinued Operations

On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (Telcordia). The operating results of Telcordia have been classified as discontinued operations (Note 11) for all periods presented.

Common Stock

The Company is authorized to issue 1 billion shares of Class A common stock, par value $.01 and 5 million shares of Class B common stock, par value $.05. As of July 31, 2006 and January 31, 2006, 159,002,000 and 167,379,000 shares of Class A common stock, respectively, and 202,000 and 206,000 shares of Class B common stock, respectively, were issued and outstanding. Each share of Class B common stock is convertible into 20 shares of Class A common stock. Class A common stock and Class B common stock are collectively referred to as common stock in the condensed consolidated financial statements and notes to condensed consolidated financial statements and are shown assuming that the Class B common stock was converted into Class A common stock.

On September 1, 2005, the Company’s newly formed wholly-owned subsidiary, SAIC, Inc., filed a registration statement on Form S-1 with the SEC for an initial public offering of common stock (public offering). In addition, SAIC, Inc. filed a registration statement on Form S-4 with the SEC and the Company delivered to its stockholders a proxy statement/prospectus to obtain stockholder approval of a merger agreement pursuant to which the Company would become a wholly-owned subsidiary of SAIC, Inc. On August 29, 2006, the special meeting of stockholders scheduled to approve the merger agreement and related matters was adjourned to September 27, 2006 in order to provide stockholders with supplemental materials and time to evaluate the implications of the recently enacted Pension Protection Act of 2006 on the Company and its retirement plans. Subject to stockholder approval of the merger agreement, satisfactory market conditions and other factors, the Company still expects to complete the merger and the public offering in the Fall of 2006.

In conjunction with the proposed public offering, the Company expects to pay a special dividend to the holders of the Company’s common stock as of a record date to be set by the board of directors. Payment will be conditioned upon completion of the public offering and it is anticipated that the dividend will be paid within 25 days after the completion of the public offering.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies how uncertain tax positions that have

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.

Note 2—Business Segment Information:

During the three and six months ended July 31, 2006, certain work previously performed by the Company’s Government segment was reassigned to the Commercial segment. The following summarizes interim business segment information with prior year amounts restated for consistency with the current year’s presentation:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
	(In millions)
Revenues:
Government	$1,887	$1,834	$3,696	$3,543
Commercial	152	134	298	273
Corporate and Other	16	(16)	19	(18)

Total reportable segment revenues	$2,055	$1,952	$4,013	$3,798

Segment operating income (loss):
Government	$142	$136	$283	$249
Commercial	18	5	33	13
Corporate and Other	(6)	1	(20)	(10)

Total reportable segment operating income	$154	$142	$296	$252

As discussed in more detail in Note 2 of the notes to consolidated financial statements in the Company’s 2006 Annual Report on Form 10-K, certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the segments or as required by U.S. Government Cost Accounting Standards. Corporate expense variances to these allocations are retained in the Corporate and Other segment. In certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and are reflected in the Corporate and Other segment. The elimination of intersegment revenues is also reflected in the Corporate and Other segment. There were no sales between segments for the three and six months ended July 31, 2006 compared to $1 million and $3 million for the three and six months ended July 31, 2005, respectively. Sales between segments are recorded at cost.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a summary of depreciation and amortization included in the calculation of reportable segment operating income:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
	(In millions)
Depreciation and amortization:
Government	$15	$12	$26	$24
Commercial	1	1	2	2
Corporate and Other	3	2	6	5

Total consolidated and reportable segment depreciation and amortization	$19	$15	$34	$31

The following reconciles total reportable segment operating income to the Company’s total consolidated operating income:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
	(In millions)
Total reportable segment operating income	$154	$142	$296	$252
Investment activities	—	—	—	(1)
Equity in income of unconsolidated affiliates	(1)	(1)	(3)	(1)
Minority interest in income of consolidated subsidiaries	4	3	7	6

Total consolidated operating income	$157	$144	$300	$256

Note 3—Stock-Based Compensation:

Change in Accounting Principle. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on February 1, 2006. This statement requires that the Company recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services over the requisite service period, which is typically the vesting period. SFAS No. 123(R) requires that the Company recognize as compensation expense the 15% discount on employee stock purchases made under its ESPP. SFAS No. 123(R) also requires that cash flows resulting from tax benefits realized from stock option exercises or stock vesting events in excess of tax benefits recognized from stock-based compensation expenses be classified as cash flows from financing activities instead of cash flows from operating activities for awards subject to SFAS No. 123(R).

Prior to February 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense was reflected in net income for stock options granted to employees, as all stock options had an exercise price equal to the fair value of the underlying common stock on the date of grant. Additionally, no compensation expense was recognized for the ESPP because it was a non-compensatory plan. Compensation expense was recognized for grants of vesting and vested stock awards based on the fair value of the underlying common stock on the date of grant, with vesting stock expense recognized on a straight-line basis over the period in which the awards were earned. The Company accounted for stock options granted to non-employees using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company adopted SFAS No. 123(R) using the modified prospective transition method for stock-based awards granted after September 1, 2005, the date the Company’s wholly-owned subsidiary, SAIC, Inc., made its initial filing with the SEC for the public offering described in Note 1, and the prospective transition method for stock-based awards granted prior to September 1, 2005. Under these transition methods, compensation cost associated with stock options recognized in the three and six months ended July 31, 2006, includes (1) amortization related to the remaining unvested portion of all stock option awards granted between September 1, 2005 and January 31, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) amortization related to all stock option awards granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results from prior periods have not been restated. Under the prospective transition method, the Company continues to account for options granted prior to September 1, 2005 under the provisions of APB Opinion No. 25. Accordingly, no compensation expense will be recognized for options granted prior to September 1, 2005 unless a modification is made to those options. This difference in accounting treatment is due to the fact that the Company met the definition of a non-public company under SFAS No. 123 and applied the minimum value method (assumed no volatility in its pro forma stock-based employee compensation expense disclosures) under SFAS No. 123 prior to September 1, 2005. The cumulative effect of adopting SFAS No. 123(R) using the modified prospective transition method was de minimus.

Stock-Based Compensation Expense. Total stock-based compensation expense was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
	(In millions)
Stock-based compensation expense:
Stock options	$6	$—	$11	$—
Vesting stock awards	11	7	18	15
Vested stock awards	1	—	1	—
15% ESPP discount	3	—	6	—

Total consolidated stock-based compensation expense	$21	$7	$36	$15

These amounts do not include amounts accrued under the Company’s Bonus Compensation Plan (BCP) and contributions to retirement plans (see further discussion of stock awards below) during the three and six months ended July 31, 2006 and 2005 as the amounts to be settled through the issuance of vested stock are not known when the accruals are made. The Company issued $43 million and $49 million in vested stock during the six months ended July 31, 2006 and 2005, respectively, as settlement of certain bonus and retirement plan liabilities.

As a result of the adoption of SFAS No. 123(R), the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation, by the following amounts:

	Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
	(In millions, except for per share amounts)
Earnings from continuing operations before income taxes	$9	$17
Earnings from continuing operations	7	13
Net income	7	13
Basic and diluted earnings per share	$.04	$.08

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The tax benefits related to stock-based compensation were as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
	(In millions)
Tax benefits recognized from stock-based compensation	$6	$3	$11	$6
Tax benefits realized from exercise of stock options	5	5	22	32

The tax benefits realized from the exercise of stock options were recorded as additional paid-in capital and continue to be shown as cash flows from operating activities in the accompanying statements of cash flows as the tax benefits relate to awards granted prior to September 1, 2005.

Stock Options. The 1999 Stock Incentive Plan provides the Company and its affiliates’ employees, directors and consultants the opportunity to receive stock options, stock appreciation rights, vested stock awards, restricted stock awards, restricted stock units, performance awards, and other similar types of stock awards. Unless otherwise stated in an award agreement, the plan also provides that outstanding awards will become fully vested upon the occurrence of a change in control of the Company as defined by the plan. Options are granted with exercise prices equal to the fair value of the Company’s Class A common stock on the date of grant and for terms not greater than ten years. Options outstanding at July 31, 2006 were granted with terms of five years. Options granted under this plan generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. As of July 31, 2006, 51.5 million shares of common stock were authorized and reserved for issuance upon exercise of options which are outstanding or which may be granted under this plan.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time the awards are expected to be outstanding. As the Company’s common stock is not publicly-traded, expected volatility is based on a weighted average historical volatility, for a period consistent with the expected option term, of a group of publicly-traded peer companies. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date. The Company uses historical data to estimate forfeitures.

The fair value of options granted during the three and six months ended July 31, 2006 was determined using the following weighted average assumptions:

	Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
Dividend yield	—	—
Expected volatility	33.4%	33.4%
Risk-free interest rate	5.0%	4.7%
Expected term (in years)	3.9	3.9

The weighted average grant-date fair value of stock options granted during the three and six months ended July 31, 2006 was $15.63 and $14.39, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock option activity under the 1999 Stock Incentive Plan for the six months ended July 31, 2006 was as follows:

	Shares of common stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(In millions)		(In years)	(In millions)
Outstanding at February 1, 2006	27.6	$34.27	2.5	$266
Options granted	4.6	44.01
Options forfeited or expired	(1.5)	34.28
Options exercised	(3.1)	31.50		41

Outstanding at July 31, 2006	27.6	36.19	2.6	306

Vested and expected to vest in the future as of July 31, 2006	25.5	35.79	2.5	293

Exercisable at July 31, 2006	11.3	32.87	1.6	164

Available for grant at July 31, 2006	23.9

During the six months ended July 31, 2006, the Company received cash from exercises of stock options of $21 million and common stock exchanged at fair value upon exercise of stock options of $76 million.

As of July 31, 2006, there was $50 million of total unrecognized compensation cost related to stock options granted under the 1999 Stock Incentive Plan which is expected to be recognized over a weighted-average period of 3.4 years. Compensation expense is measured at the grant date and generally recorded over the vesting period of four years. As discussed above, the Company continues to account for stock option awards granted to employees and directors prior to September 1, 2005 under the provisions of APB Opinion No. 25.

Stock Awards. The BCP provides for bonuses to reward outstanding performance in the form of cash, vested or vesting shares of the Company’s common stock. The board of directors or its committee administering the BCP may at any time amend, suspend, or terminate the plan. Awards of vesting shares of the Company’s common stock vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. Outstanding bonus awards become fully vested upon the occurrence of a change in control of the Company as defined by the plan unless otherwise provided in an award agreement.

The fair value of the Company’s stock awards granted through the BCP is determined based on the fair value of the Company’s Class A common stock on the grant date. Compensation expense is measured at the grant date and generally recognized over the vesting period of four years. The number of shares available for grant under the BCP is determined each year by the administering committee. The BCP does not provide for a maximum number of shares available for future issuance, however, the bonus pool (including cash and stock awards) for each fiscal year cannot exceed 7.5% of the Company’s revenues for the fiscal year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Vesting stock award activity under the BCP for the six months ended July 31, 2006 was as follows:

	Shares of common stock under stock awards	Weighted average grant-date fair value
	(In millions)
Unvested at February 1, 2006	2.4	$36.22
Awards granted	0.9	44.01
Awards forfeited	(0.1)	37.31
Awards vested	(0.6)	34.72

Unvested at July 31, 2006	2.6	39.36

As of July 31, 2006, there was $71 million of total unrecognized compensation cost related to vesting stock awards granted under the BCP which is expected to be recognized over a weighted average period of 2.7 years. The fair value of vesting stock awards that vested under the BCP during the six months ended July 31, 2006 was $28 million.

Stock Compensation Plans. The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s common stock that are held in a trust for the benefit of the plans’ participants. The fair value of stock awards granted under the Stock Compensation Plans, which are vesting stock awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four or seven years depending upon the initial date of grant.

For awards granted prior to January 1, 2006, participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. In 2006, the board of directors amended the vesting period for new awards granted under the Stock Compensation Plans. New awards granted on or after January 1, 2006 vest 100% after four years. Upon a change in control of the Company as defined by the plans, participant accounts will become fully vested and will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

Vesting stock award activity under the Stock Compensation Plans for the six months ended July 31, 2006 was as follows:

	Shares of common stock under stock awards	Weighted average grant-date fair value
	(In millions)
Unvested at February 1, 2006	1.4	$30.99
Awards granted	0.2	43.92
Awards forfeited	(0.1)	31.98

Unvested at July 31, 2006	1.5	32.57

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of July 31, 2006, there was $29 million of total unrecognized compensation cost related to vesting stock awards granted under the Stock Compensation Plans which is expected to be recognized over a weighted average period of 3.9 years.

ESPP. The 2004 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of 15% of fair value on the date of purchase. The 2004 ESPP terminates on July 31, 2007, unless terminated earlier by the board of directors.

Note 4—Acquisitions:

During the six months ended July 31, 2006, the Company completed three acquisitions in its Government segment for an aggregate purchase price of $37 million, which consisted of $33 million paid in cash and accrued acquisition payments of $4 million. The preliminary purchase price allocations resulted in identifiable intangible assets of $6 million and goodwill of $28 million, of which $24 million is tax deductible. The Company will recognize amortization expense for intangible assets acquired during the six months ended July 31, 2006 over a weighted average estimated useful life of 3.0 years. The Company has not yet obtained all the information required to complete the purchase price allocations related to these acquisitions. The final purchase price allocations will be completed once the information identified by the Company has been received. There were no impairment losses for goodwill during the three and six months ended July 31, 2006 and 2005.

Note 5—Intangible Assets:

Intangible assets consisted of the following:

	July 31, 2006			January 31, 2006
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(In millions)
Amortizable intangible assets:
Customer contracts	$44	$25	$19	$48	$24	$24
Non-compete agreements	23	20	3	25	20	5
Software and technology	33	8	25	33	5	28
Other	11	3	8	6	2	4

Total amortizable intangible assets	111	56	55	112	51	61
Non-amortizable intangible assets:
Tradenames	2	—	2	2	—	2

Total intangible assets	$113	$56	$57	$114	$51	$63

Amortizable intangible assets with a gross carrying value of $7 million became fully amortized at January 31, 2006 and, therefore, are no longer reflected in the gross carrying value after that date. Amortization expense related to amortizable intangible assets was $7 million and $12 million for the three and six months ended July 31, 2006, respectively, and $5 million and $11 million for the three and six months ended July 31, 2005, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Based on the intangible assets as of July 31, 2006, the estimated annual amortization expense related to amortizable intangible assets, including the preliminary allocation of purchase price and related intangible amortization of acquisitions made during the six months ended July 31, 2006, is as follows (in millions):

Year Ending January 31,
2007	$24
2008	14
2009	11
2010	7
2011	4
Thereafter	7

$67

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments and other factors.

There were no impairment losses for intangible assets during the three and six months ended July 31, 2006 and 2005.

Note 6—Revolving Credit Facility:

On June 6, 2006, the Company terminated its two revolving credit facilities totaling $750 million and entered into a new five-year credit facility (new credit facility) to provide for borrowings of up to $750 million through 2011. Borrowings under the new credit facility are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and an additional fee if borrowings exceed 50% of the total commitment amount, which fees may vary depending upon the Company’s credit ratings. There were no borrowings outstanding under the new credit facility as of July 31, 2006.

The new credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the new credit facility require that, for a period of four fiscal quarters beginning with the fiscal year ended January 31, 2006, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than 3.0 to 1.0 and a ratio of EBITDA to interest expense of greater than 3.5 to 1.0. Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The new credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of its representations and warranties. The Company was in compliance with these financial covenants as of July 31, 2006.

As of July 31, 2006, $657 million of the credit facility was available, reduced by $93 million of standby letters of credit issued in connection with the Company’s contract with the Greek government which were transitioned to the new credit facility from the previous revolving credit facilities. The terms of these standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. The Company is in dispute with the customer on this contract as discussed in Note 10.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 7—Accumulated Other Comprehensive Loss and Comprehensive Income:

The components of accumulated other comprehensive loss were as follows:

	July 31, 2006	January 31, 2006
	(In millions)
Unrealized net loss on derivative instruments	$(10)	$(11)
Minimum pension liability adjustments	(21)	(20)
Foreign currency translation adjustments	(1)	(1)

	$(32)	$(32)

Of the unrealized loss on derivative instruments as of July 31, 2006, $2 million is expected to be recognized as expense within the next 12 months.

Comprehensive income consisted of the following:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
	(In millions)
Net income	$103	$97	$209	$682
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	—	1	—	2
Minimum pension liability adjustments	(1)	2	(1)	3
Foreign currency translation adjustments	—	(2)	—	(2)
Unrealized loss on derivative instruments	1	1	1	1

Total comprehensive income	$103	$99	$209	$686

Note 8—Earnings Per Share (EPS):

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
	(In millions)
Basic weighted average shares	166	175	167	177
Add: Dilutive common share equivalents
Stock options	4	5	4	5
Unvested stock awards	1	—	1	—

Diluted weighted average shares	171	180	172	182

Options to purchase 5,514,000 shares of common stock at prices between $43.39 and $47.28 per share were excluded from the calculation of dilutive common share equivalents during the three and six months ended July 31, 2006 because their effect would have been antidilutive under application of the treasury stock method. Such options expire between November 2010 and July 2011. Options to purchase 323,000 shares of common

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

stock at prices between $41.80 and $42.27 per share were excluded from the calculation of dilutive common share equivalents during the three and six months ended July 31, 2005 because their effect would have been antidilutive under application of the treasury stock method.

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three and six months ended July 31, 2006 and 2005.

Note 9—Other Income (Expense), Net:

The components of other income (expense), net were as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
	(In millions)
Net loss on marketable securities and other investments, including impairment losses	$—	$(3)	$—	$(5)
Equity interest in earnings of unconsolidated affiliates	1	1	3	1
Other	—	—	—	1

Total other income (expense), net	$1	$(2)	$3	$(3)

For the three and six months ended July 31, 2005, the Company recognized impairment losses of $1 million and $3 million, respectively, on certain private equity securities due to declines in fair market value that were deemed to be other-than-temporary. The carrying value of the Company’s private equity securities as of July 31, 2006 was $41 million, which is classified as a component of other assets.

Note 10—Commitments and Contingencies:

Telkom South Africa

As disclosed in the Company’s 2006 Annual Report on Form 10-K, the Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of procuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom South Africa successfully challenged the arbitrator’s partial award in Telcordia’s favor in the South African trial court and Telcordia has appealed this decision to the South African Supreme Court. In a separate proceeding, Telcordia unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court (New Jersey), which held (i) that the court did not have personal jurisdiction over Telkom South Africa, and (ii) that issue preclusion resulting from a prior D.C. Circuit Court of Appeals ruling prevented the court from considering Telcordia’s petition to confirm the arbitration award. Telcordia appealed the ruling of United States District Court (New Jersey) to the U.S. Court of Appeals for the Third Circuit which reversed the District Court on both issues and indicated that Telcordia could refile the petition after the South African Supreme Court had issued its decision.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the outcome of the arbitration and the related court actions are not presently determinable; however, an adverse resolution could materially harm the Company’s business, consolidated financial position, results of operations and cash flows. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of July 31, 2006 and January 31, 2006. The Company does not believe a material loss is probable based on the procedural standing of the case and its understanding of applicable laws and facts.

Firm Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. A significant amount of effort on the Greek contract has been and is expected to be performed by subcontractors to the Company. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, the Company has received advance payments totaling approximately $147 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $13 million and ten years of TETRA radio network services for approximately $107 million. Under the terms of the Greek contract, the Company’s obligation to provide the System support and maintenance and TETRA radio network services only begins upon System acceptance, which has not yet occurred. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

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

Delivery of System, Testing and Negotiations. The Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System. The System has not been accepted by the Customer under the terms of the Greek contract, and the contract modification anticipated under the Memorandum has not been obtained. In November 2004, the Company delivered a revised version of the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations are valid, while others are not. From December 2004 through April 2005, the Company engaged in negotiations with the Customer concerning a modification to the Greek contract to resolve the disputes. On April 28, 2005, the Customer formally notified the Company that the System delivered had significant deviations and omissions from the contractual requirements and may not be accepted.

Under the terms of the Greek contract and the Memorandum between the parties, the Company submitted various proposals to the Customer to remedy these omissions and deviations. The most significant of these proposals includes a redevelopment of CDSS using an alternative technical approach, and a redesigned port security system. After a series of conflicting communications between the Company and the Customer, on December 13, 2005, the Customer delivered a letter to the Company indicating that its proposal based on the alternative CDSS approach was deemed “acceptable in principle” on the terms proposed. The parties reengaged in negotiations in early January 2006 on a contract modification to incorporate these proposals. A contract modification has not yet been executed and would be required in order for the Company to implement the proposals and achieve Customer acceptance of the System. If such modification is executed, the Company anticipates that it would include revised testing and acceptance procedures. Until such acceptance occurs, the Customer has advised the Company that it cannot negotiate appropriate price adjustments for omissions and deviations of a subsystem.

Subcontracts. The Company has subcontracted a significant portion of the requirements under the Greek contract, including the lease of certain equipment and TETRA network services for at least 10 years. In order for the Company to implement the technical proposals submitted to the Customer and contemplated by the modification being negotiated with the Customer, the Company would need to negotiate and execute modifications, including price, to the subcontracts with its subcontractors. Certain of the omissions and deviations of the System are attributable to subcontracted work. Payments to the subcontractors are generally required only if the Company receives payment from the Customer related to the subcontractors’ work. If it is determined the Company breached its obligations to any of its subcontractors, the Company may incur additional losses. The Company and its principal subcontractor disagree as to whether the principal subcontractor fully performed its obligations under the subcontract.

Under the terms of the Greek contract, the Company is not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. The Company and its subcontractors have provided System support and maintenance and TETRA network services to the Customer since the Olympics in August 2004, without receiving any compensation. However, there have been several communications from the Company’s principal subcontractor and a second tier subcontractor during the past 18 months in which they have indicated that they will not continue to provide such services without compensation and have threatened to terminate these services. For example, the second tier subcontractor most recently indicated that it would terminate such services on August 1, 2006, but subsequently indicated that it would continue to provide the services. To date there has been no interruption of these services, but the Company’s primary subcontractor and the second tier subcontractor could cease providing such services at any time.

Legality of the Greek Contract. In March 2005, the Customer notified the Company that an issue had been raised concerning the legality of the Greek contract by a Greek government auditor. In August 2005, the Company learned that the Court of Auditors of the Hellenic Republic (the Greek Audit Court), a government

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

agency with authority to review and audit procurements, issued a decision finding that certain mistakes in the procurement process committed by the Greek government rendered the Greek contract illegal. The Customer requested revocation of the Greek Audit Court decision. On November 17, 2005, the Greek Audit Court issued a decision finding that the errors committed by the Customer in the procurement process constituted “pardonable mistakes” with respect to prior payments under the Greek contract. Although the rationale of the Greek Audit Court decision suggests that the Customer may be able to make future payments under the Greek contract, the impact of the decision on the legality of the Greek contract and the Customer’s ability to make future payments is not clear. The Customer has recently indicated that it will seek the Greek Audit Court’s approval of any modification to the Greek contract.

Arbitration Proceedings. Although the Company has been pursuing a contract modification with the Customer since shortly after the Memorandum was signed in July 2004, due to the difficulties in reaching mutually satisfactory terms, the Company instituted arbitration proceedings on April 21, 2006 before the International Chamber of Commerce (ICC) against the Customer to pursue its rights and remedies provided for in the Greek contract and the Memorandum and under Greek law. The arbitration complaint filed by the Company: (1) seeks an order that the Customer’s extended use of the System under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the System, (2) seeks damages for breach of contract, bad faith, use of the System and other damages, (3) seeks a determination as to the legal status of the Greek contract as a result of the illegality issue discussed above, and (4) if the Greek contract is determined to be illegal, seeks compensation for the commercial value of the System delivered and its use by the Customer and other damages. The Company is seeking total damages in excess of $76 million, with the precise amount to be proven in arbitration. The Customer filed its response to the Company’s arbitration complaint on July 29, 2006 generally denying the Company’s claims. Although the Customer reserved its right to assert a claim in the arbitration proceedings in the future, its response did not include a counterclaim. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that the Company will prevail in the arbitration.

In the event the Company does not prevail in the arbitration or is unable to resolve the various disputes under the Greek contract, the Company could incur additional losses. If the Customer asserts claims against the Company in the arbitration and it is determined that the Company has breached the Greek contract and, as a result, owes the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid of $147 million under the Greek contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) possible forfeiture of good performance bonds in the amount of $33 million.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $123 million of losses under the Greek contract as of July 31, 2006. The Company recorded $2 million of losses relating to foreign currency translation during the three and six months ended July 31, 2006 and $9 million and $16 million of contract losses during the three and six months ended July 31, 2005, respectively. These losses reflect the Company’s estimated total cost to complete the System once an acceptable contract modification has been executed, including the estimated results of negotiations on reductions in price for remaining omissions and deviations from the original Greek contract requirements. Because of the significant uncertainties related to ultimate acceptance and payment from the Customer, the Company’s accounting treatment assumes the Greek contract value is limited to the cash received to date. Although the Company expects to pursue remaining amounts owed under the terms of the Greek contract, this reduction in total estimated revenues to be realized under the Greek contract increased the total loss by $32 million during the year ended January 31, 2006, which is

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

included in the loss amounts discussed above. Through July 31, 2006, the Company has recognized revenues of $120 million, which represent a portion of the $147 million cash received to date based upon the percentage-of-completion method of revenue recognition.

As of July 31, 2006, the estimated future costs to complete the System and obtain Customer acceptance is $51 million. This estimated cost is included in the $123 million of Greek contract losses recorded as of July 31, 2006. Management has used its judgment in evaluating the various uncertainties and assumptions necessary to estimate the total loss on this contract. Such assumptions include obtaining mutual agreement with the Customer regarding system requirements, execution of a modification to the Greek contract, completion of the System and Customer acceptance. Management has estimated that final acceptance of the System under a modified contract will occur approximately 18 months following when a contract modification is obtained. The Company’s recorded losses exclude potential subcontractor payments associated with the omissions and deviations related to specific subsystems supplied by subcontractors in the amount of $13 million that management believes will not be paid under the subcontract terms if these amounts are not paid by the Customer.

The Company has $14 million of accounts receivable relating to Value Added Taxes (VAT) that it has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Greek contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and would increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to provide certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, the Customer currently has the right to call some or all of the $245 million of standby letters of credit outstanding. The letters of credit supporting the payment bonds ($159 million) and performance bonds ($33 million) may be called by the Customer submitting a written statement to the guaranteeing bank that the Company has not fulfilled its obligations under the Greek contract. The letters of credit supporting the offset bonds ($53 million) may be called by the Customer submitting a written statement to the guaranteeing bank that the Company has not fulfilled its obligations under a separate offset contract requiring the Company, among other things, to use Greek subcontractors on the Greek contract. The Company believes that, under Greek law, any amounts obtained by the Customer through such a calling of these letters of credit may properly be retained by the Customer only as security against any actual damages it proves in arbitration, and that any excess must be returned to the Company. The Company does not currently believe it is probable that the Customer will call these standby letters of credit. If the standby letters of credit are called, the Company may have the right to call some or all of the $102 million in bonds provided by its subcontractors in connection with their work under the Greek contract.

While the Company is still pursuing the execution of an acceptable contract modification with the Customer, based upon its inability to obtain such modification for more than two years, the Company believes it is most likely that the resolution of the issues surrounding the Greek contract will be determined in arbitration under the proceedings described above or through a negotiated settlement with the Customer. Based on management’s evaluation of the possible arbitration outcome, the Company does not believe it is probable that the outcome of arbitration will result in a loss that is more than what the Company has recorded on this contract to date and accordingly, no additional loss (other than foreign currency translation) has been recorded. Due to the complex nature of the issues surrounding the Greek contract, resolution is uncertain and will depend upon future negotiations with the customer or the outcome of arbitration proceedings. Successful imposition of damages or

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

claims by the Customer or subcontractors against the Company, the calling of the Company’s bonds, additional contract costs required to fulfill the Company’s obligations, or additional revenue reductions arising from the negotiation of the contract modification could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to an on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus the amount received by the Company in repayment of a $1 million loan receivable owed by DS&S. As of July 31, 2006, the Company has deferred any gain on this sale pending resolution of the on-going investigation and any resulting litigation.

INTESA Joint Venture

INTESA, a Venezuelan joint venture the Company formed in 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. The Company had previously consolidated its 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to have INTESA declared bankrupt as required by Venezuelan law.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Other Joint Ventures

The Company is an investor in Danet Partnership GbR (Danet GbR), a German partnership, accounted for under the equity method. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company. Danet GbR has an internal equity trading market similar to the Company’s limited market. The Company is required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby the Company gains control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If the Company gains control over Danet GbR, all Danet GbR investors have the right to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If Danet GbR investors put their shares to the Company, the Company may pay the put price in shares of its common stock or cash. The Company does not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. During the six months ended July 31, 2006, the Company paid less than $1 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to the Company. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to the Company was $7 million as of July 31, 2006. If the Company were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, the Company would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, the Company is not able to project the maximum potential obligation it could be required to make under the guarantee as of July 31, 2006 but, based on current conditions, the Company believes the likelihood of having to make any payment is remote. No liability relating to this guarantee is currently recorded.

On September 15, 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (EG&G) and Parsons Infrastructure & Technology Group, Inc. (Parsons) to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of July 31, 2006, the fair value of the guarantee is not material to the Company.

Other

The Company is subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. It is possible that such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. Although the Company can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which the Company is aware and based on management’s current understanding of the facts, the Company does not believe that the outcome of any such matter would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

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

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions the Company has taken. The Company has recorded liabilities for tax contingencies for open years based upon its best estimate of the taxes ultimately expected to be paid. As of July 31, 2006, the income taxes payable balance included $50 million of tax expense accruals that have been recorded for tax contingencies. The Company’s accruals for tax contingencies have decreased from $113 million at January 31, 2006 as a result of the resolution of certain tax contingencies with the taxing authorities for fiscal years 2002, 2003 and 2004, including $7 million of which was recognized as an income tax benefit during the six months ended July 31, 2006. The Company is currently undergoing several routine IRS and other tax jurisdiction examinations. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals, or that there will not be accruals in excess of the final amounts agreed to by the tax authorities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 11—Discontinued Operations:

On March 15, 2005, the Company completed the sale of its Telcordia subsidiary for approximately $1.35 billion. The sales price continues to be subject to adjustment for the settlement of certain litigation and tax contingencies as described below. The Company recorded a gain on sale before income taxes of $866 million during the six months ended July 31, 2005. During the six months ended July 31, 2006, the Company recorded a loss on sale before income taxes of $1 million as certain contingent matters have been resolved with the net effect being a reduction to the proceeds from sale. Additionally, an income tax benefit of $13 million was recorded for the six months ended July 31, 2006, which reflected a favorable resolution of certain tax contingencies related to Telcordia operations prior to the sale.

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

	Six Months Ended July 31
	2006	2005
	(In millions)
Revenues	$—	$89
Costs and expenses
Cost of revenues	—	57
Selling, general and administrative expenses	—	28

Income before income taxes	$—	$4

As a result of the sale of Telcordia, the Company’s common stock is no longer an investment choice in the Telcordia 401(k) Plan. As of July 31, 2006, the Telcordia 401(k) Plan held 3.3 million shares of the Company’s common stock, which had a fair value of $158 million. The Company no longer has a right of repurchase under the terms of its Restated Certificate of Incorporation with respect to the shares of the Company’s common stock held by the Telcordia 401(k) Plan or any other contractual right to repurchase these shares. However, the Company agreed to provide an opportunity for the Telcordia 401(k) Plan to sell shares of the Company’s Class A common stock in any trade in which the Company’s retirement plans have such an opportunity prior to completion of the public offering. Further, the Company agreed that if the public offering is completed, the Telcordia 401(k) Plan will have the same opportunity to sell shares of Class A preferred stock of SAIC, Inc. as other stockholders, but will not have the opportunity to sell such shares in any additional opportunities provided to the Company’s retirement plans that are not otherwise provided to other stockholders.

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

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, as well as to customers in selected commercial markets. Demand for our services is driven by priorities such as the ongoing war on terrorism and the transformation of the U.S. military. We have three reportable segments: Government, Commercial, and Corporate and Other. Except in “—Discontinued Operations,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations only.

Government Segment. Through the Government segment, we provide systems engineering, systems integration and advanced technical services and solutions primarily to U.S. federal, state and local government agencies and foreign governments. Revenues from our Government segment accounted for 92% of our total consolidated revenues for the three and six months ended July 31, 2006, respectively, compared to 94% and 93%, respectively, for the same periods of the prior year. Within the Government segment, substantially all of our revenues are derived from contracts with the U.S. Government. These revenues include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor.

Following the September 11, 2001 terrorist attacks, U.S. Government spending has increased in response to the global war on terror and efforts to transform the U.S. military. This increased spending has had a favorable impact on our business through fiscal 2005. Our results have also been favorably impacted by increased outsourcing of information technology (IT) and other technical services by the U.S. Government. However, these favorable trends have slowed in fiscal 2006 and 2007 as a result of the diversion of funding toward the war efforts in Iraq and Afghanistan. Future levels of spending and authorizations may decrease, remain constant or shift to areas where we do not currently provide services. Additionally, changes in spending authorizations and budgetary priorities could occur due to the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending or other factors.

Competition for contracts with the U.S. Government is intense. In addition, in recent years, the U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in selected commercial markets, which currently include IT services for oil and gas exploration and production, applications and IT infrastructure management for utilities and data lifecycle management for pharmaceuticals. We provide our Commercial segment customers with systems integration and advanced technical services and solutions we have developed for the commercial marketplace, often based on expertise developed in serving our Government segment customers. Revenues from our Commercial segment accounted for 7% of our total consolidated revenues for the three and six months ended July 31, 2006 and 2005. Revenues from our Commercial segment are primarily driven by our customers’ desire to reduce their costs related to IT management and other complex technical functions by outsourcing to third-party contractors.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes revenues by contract type as a percentage of total contract revenues for the periods noted:

	Six Months Ended July 31
	2006	2005
Cost-reimbursement	47%	46%
T&M and fixed price level-of-effort	35	37
FFP and target cost and fee with risk sharing	18	17

Total	100%	100%

We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the efforts of our subcontractors and materials used on a project, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area. If M&S revenues grow at a faster rate than our labor-related revenues, our overall profit margin percentage could be impacted negatively because our M&S revenues generally have lower margins than our labor-related revenues.

The following table summarizes labor-related revenues and M&S revenues as a percentage of total consolidated revenues for the periods noted:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
Labor-related	66%	63%	66%	64%
M&S	34	37	34	36

Total	100%	100%	100%	100%

The increases in labor-related revenues during the three and six months ended July 31, 2006 as a percentage of total consolidated revenues are attributable to acquisitions, greater direct labor utilization and overall increases in technical staff. The decrease in M&S revenues as a percentage of total consolidated revenues during the three and six months ended July 31, 2006 as compared with the same periods of the prior year is primarily due to certain systems engineering and integration contracts in the Government segment that had significant quantities of materials that were delivered and integrated in prior periods.

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

Backlog. Total consolidated negotiated backlog consists of funded backlog and negotiated unfunded backlog. Government segment funded backlog primarily represents the portion of backlog for which funding is appropriated and payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Government segment funded backlog does not include the full potential value of our contracts because the U.S. Government and our other customers often appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts. When a definitive contract or contract amendment is executed and funding has been

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

appropriated or otherwise authorized, funded backlog is increased by the difference between the funded dollar value of the contract or contract amendment and the revenues recognized to date. Negotiated unfunded backlog represents (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, GWAC or GSA Schedule contract vehicles.

The approximate value of our total consolidated negotiated backlog was as follows:

	July 31, 2006	January 31, 2006
	(in millions)
Government segment:
Funded backlog	$3,332	$3,398
Negotiated unfunded backlog	11,921	11,169

Total negotiated backlog	$15,253	$14,567

Commercial segment:
Funded backlog	$666	$490
Negotiated unfunded backlog	81	5

Total negotiated backlog	$747	$495

Total consolidated:
Funded backlog	$3,998	$3,888
Negotiated unfunded backlog	12,002	11,174

Total negotiated backlog	$16,000	$15,062

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract or purchase order at any time. In addition, certain contracts and purchase orders in the Commercial segment include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues includes direct labor and related fringe benefits and direct expenses incurred to complete contracts and task orders. Cost of revenues also includes subcontract work, consultant fees, materials and overhead. Overhead consists of indirect costs relating to operations, rent/facilities, administration, certain depreciation and management information systems expenses, travel and other expenses.

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

Factors Affecting Our Results of Operations

Greek Contract. Our contract with the Hellenic Republic of Greece, or the Greek government (the Customer) as described in “—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government” has adversely impacted and may continue to adversely impact our results of operations. We have recorded $123 million in contract losses since the inception of this contract, including $2 million relating to

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

foreign currency translation during the three and six months ended July 31, 2006 and $9 million and $16 million for the three and six months ended July 31, 2005, respectively.

Acquisitions. We acquire businesses in our key markets when opportunities arise. We completed three acquisitions during the six months ended July 31, 2006 for a total purchase price of $37 million. During the six months ended July 31, 2005, we completed one acquisition for a total purchase price of $34 million. We expect the use of cash to acquire businesses will increase in the future. In addition, if we complete the public offering, we may also increase our use of capital stock as consideration for acquisitions.

Dispositions. As part of our ongoing strategic planning, we have exited, and may in the future exit, certain businesses from time to time. In March 2005, we sold Telcordia Technologies, Inc. (Telcordia) and recognized a gain before income taxes of $866 million during the six months ended July 31, 2005. This transaction is reflected as discontinued operations for all periods presented. During the six months ended July 31, 2006, we sold our 50% interest in our DS&S joint venture for $9 million. We have deferred recognition of any gain on sale of DS&S pending resolution of certain matters as described in “—Commitments and Contingencies—DS&S Joint Venture.”

Stock-Based Compensation. We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on February 1, 2006. This Statement requires that we recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services over the requisite service period, which is typically the vesting period. SFAS No. 123(R) requires that we recognize as compensation expense the 15% discount on employee stock purchases made under our employee stock purchase plan (ESPP). SFAS No. 123(R) also requires that cash flows resulting from tax benefits realized from stock option exercises or stock vesting events in excess of tax benefits recognized from stock-based compensation expenses be classified as financing cash flows instead of operating cash flows for awards subject to 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method for stock-based awards granted after September 1, 2005, the date our wholly-owned subsidiary, SAIC, Inc., made its initial filing with the SEC for the public offering and the prospective transition method for stock-based awards granted prior to September 1, 2005. Under these transition methods, compensation cost associated with stock options recognized in the three and six months ended July 31, 2006, includes (1) amortization related to the remaining unvested portion of all stock option awards granted between September 1, 2005 and January 31, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) amortization related to all stock option awards granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results from prior periods have not been restated. Under the prospective transition method, we continue to account for options granted to employees and directors prior to September 1, 2005 under the provisions of APB Opinion No. 25. Accordingly, no compensation expense will be recognized for options granted prior to September 1, 2005 unless a modification is made to those options. This difference in accounting treatment is due to the fact that we met the definition of a non-public company under SFAS No. 123 and applied the minimum value method (assumed no volatility in our pro forma stock-based employee compensation expense disclosures) under SFAS No. 123 prior to September 1, 2005. The cumulative effect of adopting SFAS No. 123(R) using the modified prospective transition method was de minimus.

Except for use of the minimum value method, which assumed no stock volatility in our fair value calculations prior to September 1, 2005, there are no significant differences in the methodologies or assumptions used in estimating the fair value of our options under SFAS No. 123(R) from those used prior to adoption of the standard.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We recognized total stock-based compensation expense as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
	(in millions)
Stock-based compensation expense:
Stock options	$6	$—	$11	$—
Vesting stock awards	11	7	18	15
Vested stock awards	1	—	1	—
15% ESPP discount	3	—	6	—

Total consolidated stock-based compensation expense	$21	$7	$36	$15

These amounts do not include amounts accrued under the Bonus Compensation Plan during the six months ended July 31, 2006 and 2005 as the amounts to be settled through issuance of vested stock are not known until the bonus is awarded in a subsequent period. We issued $43 million and $49 million in vested stock during the six months ended July 31, 2006 and 2005, respectively, as settlement of certain bonus and retirement plan amounts.

Reclassifications

During the three and six months ended July 31, 2006, certain work previously performed by our Government segment was reassigned to our Commercial segment. Prior year amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated for consistency with the current year’s presentation.

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

Before we can complete the public offering, we must obtain the approval of our stockholders. SAIC, Inc. filed with the SEC a registration statement on Form S-4 and delivered to our stockholders a proxy statement/prospectus to obtain stockholder approval of a merger agreement pursuant to which we would become a wholly-owned subsidiary of SAIC, Inc. In the merger, each share of our Class A common stock will be converted into the right to receive two shares of Class A preferred stock of SAIC, Inc., and subject to the exercise or appraisal rights, each share of our Class B common stock will be converted into the right to receive 40 shares of Class A preferred stock of SAIC, Inc. If the merger is completed, the new common stock of SAIC, Inc. will have the same economic rights as the new Class A preferred stock but will be entitled to one vote per share while the new Class A preferred stock will be entitled to 10 votes per share. After the merger, SAIC, Inc. intends to offer its shares of common stock to the public. As a publicly traded company, SAIC, Inc. would have no right of first refusal on transfers of the new Class A preferred stock or the new common stock and no right to repurchase those shares upon termination of affiliation of an employee, director or consultant.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

On August 29, 2006, the special meeting of stockholders scheduled to approve the merger agreement and related matters was adjourned to September 27, 2006 in order to provide stockholders with supplemental materials and time to evaluate the implications of the recently enacted Pension Protection Act of 2006 (Pension Protection Act) on the Company and its retirement plans. Subject to stockholder approval of the merger agreement, satisfactory market conditions and other factors, we still expect to complete the merger and the public offering in the Fall of 2006.

In conjunction with the public offering, we expect to pay a special dividend to the holders of our common stock as of a record date to be set by the board of directors. Payment will be conditioned upon completion of the public offering and it is anticipated that the dividend will be paid within 25 days after the completion of the public offering.

The Limited Market

There has been no public trading market for our common stock. However, we have maintained a limited secondary market for our common stock, which we call the limited market, through our broker-dealer subsidiary, Bull, Inc. The limited market has enabled our stockholders to submit offers to buy and sell our common stock on predetermined trade dates. Although we were not contractually required to do so, on all trade dates within the periods presented, we have repurchased the excess of the number of shares offered for sale over the number of shares sought to be purchased. During the six months ended July 31, 2006 and 2005, we repurchased $584 million and $378 million, respectively, of our common stock.

If we complete the public offering as described in “—Proposed Public Offering,” shares of SAIC, Inc. common stock would be publicly traded and SAIC, Inc. Class A preferred stock could be converted into SAIC, Inc. common stock and be available for sale in the public market as the applicable transfer restriction periods lapse. If we complete the public offering and a public market is created for SAIC, Inc. common stock, we expect to stop repurchasing our stock from our stockholders through the limited market and discontinue the operations of Bull, Inc. A limited market trade occurred on June 30, 2006, which is expected to be the last limited market trade assuming that the public offering is completed in the Fall of 2006.

If we complete the public offering, the shares of SAIC, Inc. Class A preferred stock held by our stockholders, including our retirement plans, will be subject to certain restrictions on transfer and conversion that will lapse in periodic increments over a 360-day period following the public offering as follows:

•	restrictions on 20% of Class A preferred stock will expire 90 days after the public offering,

•	restrictions on 20% of Class A preferred stock will expire 180 days after the public offering,

•	restrictions on 30% of Class A preferred stock will expire 270 days after the public offering, and

•	restrictions on 30% of Class A preferred stock will expire 360 days after the public offering.

However, the requirements of the Pension Protection Act, which was signed into law on August 17, 2006, mandate that companies provide diversification rights to certain retirement plan participants. As a result, the Pension Protection Act effectively overrides the restrictions described above and provides certain participants in the SAIC Retirement Plan and the AMSEC Employees 401(k) Profit Sharing Plan (AMSEC 401(k) Plan) with rights to diversify their investments in SAIC stock into other investment alternatives within those retirement plans. To date, no regulations or interpretive guidance has been issued under the Pension Protection Act. If and when any such regulations or guidance is issued, it could modify the impact of the requirements of the Pension Protection Act on us.

As a result of the Pension Protection Act and the manner in which we intend to comply with its requirements, if we complete the public offering on its current schedule, all shares in our retirement plans that are

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

designated as “exchangeable” or that are otherwise exchangeable in our quarterly trades for retirement plans may be converted at the direction of plan participants into common stock that can be sold in the public market and the proceeds reinvested each day beginning on and after January 1, 2007 that SAIC, Inc. common stock is traded on a national securities exchange (e.g., the New York Stock Exchange), and the above-described restrictions will not apply to those shares after that date. In addition, in accordance with the Pension Protection Act, a portion of the shares in our retirement plans that are designated as “non-exchangeable” may be converted and reinvested at the direction of plan participants on and after January 1, 2007, depending on whether participants holding those shares meet certain age and years-of-service requirements.

Shares in our retirement plans that are designated as “exchangeable” or that otherwise may be sold in our quarterly trades generally are (i) shares attributable to employee elective deferrals under the 401(k) component of the combined SAIC Retirement Plan or the AMSEC 401(k) Plan, (ii) shares attributable to amounts for which employees have investment discretion, such as rollovers from other retirement plans into SAIC stock and a portion of the matching contribution under the 401(k) component of the combined SAIC Retirement Plan or the AMSEC 401(k) Plan, and (iii) shares held in accounts of former employees or their beneficiaries. All other shares are generally designated as “non-exchangeable” or are otherwise not exchangeable in our quarterly trades for retirement plans and include the Company’s discretionary contribution to the ESOP component of the SAIC Retirement Plan.

Prior to the enactment of the Pension Protection Act, we had intended, following completion of the proposed public offering, to conduct four quarterly trades for our retirement plans in which participants could offer to sell shares in accordance with the terms of the plans. A trade for our retirement plans has been scheduled for October 27, 2006 and will be held on such date if the public offering is completed sufficiently far in advance of that trade date. As a result of the diversification rights provided in the Pension Protection Act and the manner in which we intend to comply with its requirements, we do not intend to conduct additional quarterly trades for our retirement plans after October 27, 2006, provided that we complete the public offering on its current schedule.

If there is a significant delay in the current schedule for completing the proposed public offering, we intend to conduct limited market and retirement plan trades on approximately the same date and generally on a quarterly basis until the public offering process recommences.

Results of Operations

The following table summarizes our consolidated results of operations for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2006	Percent Change	2005	2006	Percent Change	2005
	(dollars in millions)
Revenues	$2,055	5%	$1,952	$4,013	6%	$3,798
Cost of revenues	1,766	5	1,689	3,452	5	3,303
Selling, general and administrative expenses	132	11	119	261	9	239
Operating income	157	9	144	300	17	256
As a percentage of revenues	7.6%		7.4%	7.5%		6.7%
Non-operating income (expense), net	8		(3)	13		(10)
Provision for income taxes	62	11	56	116	9	106
Income from continuing operations	103	21	85	197	41	140
Income from discontinued operations, net of tax	—	(100)	12	12	(98)	542
Net income	103	6	97	209	(69)	682

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Revenues. Our consolidated revenues increased 5% and 6% during the three and six months ended July 31, 2006, respectively, compared to the same periods of the prior year due to growth in revenues from both our U.S. Government and commercial segments. Approximately two percentage points of the consolidated growth for the three and six months ended July 31, 2006 was internal, or non-acquisition, related growth. The acquisition of new businesses accounted for the remaining three percentage points and four percentage points of the consolidated revenue growth for the three and six months ended July 31, 2006, respectively. These internal and acquisition-related growth figures include an approximate two percentage point favorable impact on consolidated revenue of an additional work day during the three months ended July 31, 2006 as compared to the same period in the prior year. We calculate internal growth by comparing our current period reported revenue to prior period revenue adjusted to include the revenue of acquired companies for the comparable prior period. Internal revenue growth in our business is directly related to the receipt of contract awards across a balance of our business areas and the ability to hire personnel to perform on service contracts.

The following tables summarize changes in segment revenues on an absolute basis and as a percentage of consolidated revenues for the periods noted:

	Three Months Ended July 31
	2006	Percent Change	2005	Segment Revenues as a Percentage of Total Consolidated Revenues
				2006	2005
	(dollars in millions)
Government segment revenues	$1,887	3%	$1,834	92%	94%
Commercial segment revenues	152	13	134	7	7
Corporate and Other segment revenues	16		(16)

	$2,055	5%	$1,952

	Six Months Ended July 31
	2006	Percent Change	2005	Segment Revenues as a Percentage of Total Consolidated Revenues
				2006	2005
	(dollars in millions)
Government segment revenues	$3,696	4%	$3,543	92%	93%
Commercial segment revenues	298	9	273	7	7
Corporate and Other segment revenues	19		(18)

	$4,013	6%	$3,798

The growth in our Government segment revenues for the three and six months ended July 31, 2006 was primarily the result of growth through the acquisition of new businesses, which accounted for three percentage points and four percentage points of the Government segment growth for the three and six months ended July 31, 2006, respectively. Internal growth within the Government segment was relatively flat during the three and six months ended July 31, 2006. This slower internal growth is primarily attributable to the wind down of certain large programs initiated in fiscal years 2004 and 2005 combined with fewer large replacement programs starting up, a decision by management to exit certain non-core business areas and the diversion of Federal funding toward the war efforts in Iraq and Afghanistan. These internal and acquisition-related growth figures include an approximate two percentage point favorable impact of an additional work day during the three months ended July 31, 2006 as compared to the same period in the prior year.

The growth in our Commercial segment revenues for the three and six months ended July 31, 2006 was driven by internal growth principally attributable to higher revenues from our systems integration and domestic

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

outsourcing business areas. Approximately two percentage points of the growth during the three months ended July 31, 2006 was attributable to a one-day increase in the number of work days in the period compared to the same period of the prior year.

The Corporate and Other segment revenues include the elimination of intersegment revenues of $1 million and $3 million for the three and six months ended July 31, 2005, respectively. There were no intersegment revenues for the three and six months ended July 31, 2006. The remaining balance for each of the periods represents the net effect of various revenue items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segment and instead are reflected in the Corporate and Other segment.

The following table presents our consolidated revenues on the basis of how such revenues were earned for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2006	Percent Change	2005	2006	Percent Change	2005
	(dollars in millions)
Labor-related	$1,350	10%	$1,223	$2,640	9%	$2,422
M&S	705	(3)	729	1,373	—	1,376

	$2,055		$1,952	$4,013		$3,798

The increases in labor-related revenues during the three and six months ended July 31, 2006 are attributable to acquisitions, greater direct labor utilization and overall increases in technical staff. At July 31, 2006, we had 43,100 full-time and part-time employees compared to 43,000 at July 31, 2005. We averaged 43,300 full-time and part-time employees during the six months ended July 31, 2006 compared to 42,700 for the six months ended July 31, 2005. The decreases in M&S revenues during the three and six months ended July 31, 2006 are primarily due to certain systems engineering and integration contracts in the Government segment that had significant quantities of materials that were delivered and integrated in prior periods.

Cost of Revenues. The following table summarizes cost of revenues as a percentage of revenues for the periods noted:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
Consolidated cost of revenues as a percentage of consolidated revenues	85.9%	86.5%	86.0%	87.0%
Segment cost of revenues as a percentage of segment revenues:
Government segment	87.3	87.6	87.3	88.0
Commercial segment	72.1	77.4	72.6	76.8

Total consolidated cost of revenues increased $77 million, or 5%, and $149 million, or 5% on an absolute basis but declined as a percentage of total consolidated revenues for the three and six months ended July 31, 2006, each respectively, as compared to the three and six months ended July 31, 2005. This improvement as a percentage of revenues is primarily due to greater direct labor utilization and decreased losses on our Greek contract partially offset by increased stock-based compensation expense during the three and six months ended July 31, 2006. We recorded $2 million in contract losses related to foreign currency translation on the Greek contract during the three and six months ended July 31, 2006 compared to losses of $9 million and $16 million

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

for the same periods of the prior year, respectively. Total consolidated cost of revenues as a percentage of total consolidated revenues includes a portion of the Corporate and Other segment operating loss as described in “—Segment Operating Income.”

Government segment cost of revenues increased by $41 million, or 3%, and $108 million, or 3%, on an absolute basis but decreased as a percentage of segment revenues for the three and six months ended July 31, 2006, each respectively, as compared to the three and six months ended July 31, 2005. This improvement as a percentage of revenue is primarily due to greater direct labor utilization and decreased losses on our Greek contract partially offset by increased stock-based compensation expense. All losses on the Greek contract are recorded in the Government segment and the decrease in Greek contract losses for the three and six months ended July 31, 2006 account for approximately 0.4 percentage points of the improvement in cost of revenues as a percentage of revenues in the Government segment in both periods, respectively.

Commercial segment cost of revenues increased by $7 million, or 7%, and $7 million, or 3%, on an absolute basis but decreased as a percentage of segment revenues for the three and six months ended July 31, 2006, each respectively, primarily reflecting improved contract margins and greater direct labor utilization.

Selling, General and Administrative Expenses. The following table summarizes SG&A as a percentage of revenues for the periods noted:

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
Total consolidated SG&A as a percentage of total consolidated revenues	6.4%	6.1%	6.5%	6.3%
Segment SG&A as a percentage of segment revenues:
Government segment	5.0	4.9	4.9	4.9
Commercial segment	15.7	18.5	16.0	18.0

Total consolidated SG&A increased $13 million, or 11%, and $22 million, or 9%, on an absolute basis for the three and six months ended July 31, 2006, respectively, compared to the same periods of the prior year primarily due to increased stock-based compensation, business development, professional services and legal expenses. Stock-based compensation expense reflected within selling, general and administrative expenses increased approximately $2 million and $6 million during the three and six months ended July 31, 2006, respectively, due to the adoption of SFAS No. 123(R). Professional service expense increases are largely attributable to our fiscal 2007 Sarbanes-Oxley section 404 compliance efforts.

Government segment SG&A increased $4 million, or 5%, and $10 million, or 6%, on an absolute basis for the three and six months ended July 31, 2006, respectively, compared to the same periods of the prior year. This includes increases in bid-and-proposal costs of $4 million and $3 million in the three and six months ended July 31, 2006, respectively. The level of bid-and-proposal activities fluctuates depending on the timing of bidding opportunities. Government segment independent research and development costs remained relatively consistent with prior year levels.

Commercial segment SG&A expenses during the three and six months ended July 31, 2006 remained relatively consistent on an absolute basis with the same periods of the prior year.

Corporate and Other segment SG&A expenses increased $9 million, or 188%, and $14 million, or 81%, during the three and six months ended July 31, 2006, respectively, compared to the same periods of the prior year. These increases were primarily due to increased stock-based compensation expense, as well as increased

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

professional services and legal expenses not allocated to the Government and Commercial segments. In addition, Corporate and Other segment SG&A expenses during the three and six months ended July 31, 2005 benefited from the reversal of an accrued expense of $10 million related to a class action lawsuit that was dismissed by plaintiffs without prejudice in fiscal 2006. This reversal had the effect of reducing Corporate and Other segment operating losses in the prior year.

Segment Operating Income. We use segment operating income (SOI) as our internal measure of operating performance. It is calculated as operating income before income taxes less losses on impaired intangible and goodwill assets, less gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, and minority interest in income or loss of consolidated subsidiaries. We use SOI as our internal performance measure because we believe it provides a comprehensive view of our ongoing business operations and is therefore useful in understanding our operating results. Unlike operating income, SOI includes only our ownership interest in income or loss from our majority-owned consolidated subsidiaries and our partially-owned unconsolidated affiliates. In addition, SOI excludes the effects of transactions that are not part of on-going operations such as gains or losses from the sale of business units or other operating assets as well as investment activities of our subsidiary, SAIC Venture Capital Corporation.

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the reconciliation of total reportable SOI to consolidated operating income for the three and six months ended July 31, 2006 and 2005, is shown in Note 2 of the notes to condensed consolidated financial statements.

The following tables summarize changes in SOI on an absolute basis and as a percentage of related revenues:

	Three Months Ended July 31
	2006	Percent Change	2005	SOI as a percentage of related revenues
				2006	2005
	(dollars in millions)
Government SOI	$142	4%	$136	7.5%	7.4%
Commercial SOI	18	260	5	11.8	3.7
Corporate and Other SOI	(6)		1

Total reportable SOI	$154	8%	$142	7.5%	7.3%

	Six Months Ended July 31
	2006	Percent Change	2005	SOI as a percentage of related revenues
				2006	2005
	(dollars in millions)
Government SOI	$283	14%	$249	7.7%	7.0%
Commercial SOI	33	154	13	11.1	4.8
Corporate and Other SOI	(20)		(10)

Total reportable SOI	$296	17%	$252	7.4%	6.6%

The increase in total reportable SOI for the three and six months ended July 31, 2006 primarily reflects greater Government and Commercial segment profitability partially offset by increases in Corporate and Other segment operating losses for the periods.

The increase in Government and Commercial segment SOI for the three and six months ended July 31, 2006 primarily reflects growth in segment revenues and improvements in cost of revenues as a percentage of revenues

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

partially offset by increased SG&A expenses. Increases in segment SG&A expenses are primarily related to increased bid-and-proposal efforts and stock-based compensation expense.

The increase in Corporate and Other segment operating loss during the three and six months ended July 31, 2006 is primarily due to increased stock-based compensation, labor, and legal expenses not allocated to the Government and Commercial segments and the reversal of an accrued expense of $10 million related to a class action lawsuit that was dismissed by plaintiffs without prejudice in fiscal 2006. This reversal had the effect of reducing Corporate and Other segment operating losses in the prior year.

Other Income Statement Items

Interest Income and Interest Expense. Interest income increased by $10 million, or 42%, and $20 million, or 47%, for the three and six months ended July 31, 2006, respectively, compared to the same periods of the prior year. These increases are primarily due to higher interest rates partially offset by slightly lower average cash and investment balances in the three and six months ended July 31, 2006 as compared to the same periods of the prior year.

Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. Interest expense remained consistent for the three and six months ended July 31, 2006 compared to the same periods of the prior year, as most of our debt instruments have fixed interest rates and there were no significant changes in the underlying debt balances.

Other Income (Expense), Net. Other income (expense), net increased $3 million and $6 million during the three and six months ended July 31, 2006. During the three and six months ended July 31, 2005, we recognized realized net losses on marketable securities of $2 million and $2 million, respectively, and other-than-temporary impairment losses on certain private equity securities of $1 million and $3 million, respectively.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 38% and 37% for the three and six months ended July 31, 2006, respectively. This compares with 40% and 43% for the three and six months ended July 31, 2005. The lower effective tax rate for the three months ended July 31, 2006 was partially due to a state tax refund of $4 million. The lower effective tax rate for the six months ended July 31, 2006 was partially due to the reversal of $7 million in tax expense accruals for tax contingencies as a result of settlements of federal and state audits and audit issues for amounts different than the recorded accruals for tax contingencies and the state tax refund of $4 million. The higher tax rate for the three and six months ended July 31, 2005 was due to an increase in tax expense of $9 million related to a change in state tax law during the three and six months ended July 31, 2005.

We are subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions we have taken. We have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately to be paid. As of July 31, 2006, our income taxes payable balance included $50 million of tax expense accruals that have been recorded for tax contingencies. The Company’s accruals for tax contingencies have decreased from $113 million at January 31, 2006 as a result of the resolution of certain tax contingencies with the taxing authorities for fiscal years 2002, 2003 and 2004, including $7 million of which was recognized as an income tax benefit during the six months ended July 31, 2006. We are currently undergoing several routine IRS and other tax jurisdiction examinations. While we believe we have adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that we owe taxes in excess of our accruals, or that our accruals will not be in excess of the final amounts agreed to by tax authorities.

Upon completion of our planned public offering of SAIC, Inc. common stock, we intend to pay a dividend to current stockholders, including the SAIC Retirement Plan. We believe the dividend payable on our common

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

stock held by the SAIC Retirement Plan may be deductible for tax purposes in the year of payment and have requested rulings from the IRS to confirm deductibility. Accordingly, if we pay a dividend in connection with the public offering contemplated in the Fall of 2006 and favorable rulings are received, we expect a significant reduction in our tax liability.

Income from Continuing Operations. Income from continuing operations increased $18 million, or 21%, and $57 million, or 41%, for the three and six months ended July 31, 2006, respectively, compared to the same periods of the prior year. These increases are primarily due to increased segment operating income, increased interest income and lower effective tax rates during the three and six months ended July 31, 2006 compared to the same periods of the prior year.

Discontinued Operations. We sold one of our subsidiaries, Telcordia, for $1.35 billion and recorded a gain of $866 million during the six months ended July 31, 2005. An income tax benefit of $13 million was recorded during the six months ended July 31, 2006 to reflect the resolution of certain tax contingencies related to Telcordia operations prior to the sale.

The operating results of Telcordia, which have been classified as discontinued operations for all periods presented, were as follows:

	Six Months Ended July 31
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

Net Income. Net income increased $6 million, or 6% for the three months ended July 31, 2006 compared to the same period of the prior year primarily due to increased operating income, interest income and a lower effective tax rate for the three months ended July 31, 2006. Net income decreased $473 million during the six months ended July 31, 2006 compared to the same period of the prior year primarily due to the after-tax gain of $542 million on the sale of Telcordia during the six months ended July 31, 2005.

Liquidity and Capital Resources

We financed our operations from our inception in 1969 primarily through cash flow from operations, proceeds from the sale of investments, issuance of debt securities and our credit facilities. If we complete the public offering

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

and pay a special dividend as described in “—Proposed Public Offering,” our principal sources of liquidity will be cash flows from operations and borrowings under our credit facility, and our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, acquisitions, debt service requirements, funding of pension obligations and repurchases of SAIC, Inc. Class A preferred stock from our retirement plans on the scheduled October 27, 2006 trade in order to provide participants in those plans with liquidity to the extent permitted under the plans. In the event that our public offering is postponed, our principal sources of liquidity will remain the same, although we may have additional uses of cash to repurchase shares of our common stock in limited market and retirement plan trades. Whether or not we complete the public offering, we anticipate that our operating cash flows, existing cash, cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents and short-term investments in marketable securities totaled $2.4 billion at July 31, 2006 compared to $2.7 billion at January 31, 2006. We liquidated $1.7 billion of short-term investments in marketable securities into cash and cash equivalents during the six months ended July 31, 2006, in part, to prepare for the expected payment of a special dividend in connection with the proposed public offering.

Cash Provided by Operating Activities from Continuing Operations. We generated cash flows from operating activities of $296 million for the six months ended July 31, 2006 compared to $220 million for the six months ended July 31, 2005. The improvement in cash flows from operating activities for the six months ended July 31, 2006 is primarily due to a $57 million increase in income from continuing operations.

Cash Provided by (Used in) Investing Activities from Continuing Operations. We generated cash flows from investing activities of $1.6 billion for the six months ended July 31, 2006 due primarily to the liquidation of our investments in marketable securities, in part, to prepare for the expected payment of a special dividend in connection with the proposed public offering. We also used $31 million for property, plant and equipment and $32 million (net of cash acquired of $1 million) to acquire three businesses in our Government segment during the six months ended July 31, 2006. We used $22 million for property, plant and equipment and $26 million (net of cash acquired of $3 million) to acquire one business in our Government segment and to settle certain contingencies associated with previous business acquisitions during the six months ended July 31, 2005. Acquisitions are part of our overall growth strategy.

Cash Used in Financing Activities from Continuing Operations. We used cash of $561 million and $355 million for financing activities during the six months ended July 31, 2006 and 2005, respectively. The use of cash for the six months ended July 31, 2006 and 2005 was primarily for repurchases of our common stock as follows:

	Six Months Ended July 31
	2006	2005
	(in millions)
Repurchases of common stock:
Limited market stock trades	$230	$209
Retirement plans	300	67
Upon employee terminations	—	79
Other stock transactions	54	23

Total	$584	$378

We have the right, but not the obligation, to repurchase stock in the limited market and retirement plan trades, to the extent that the number of shares offered for sale exceeds the number of shares sought to be

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

purchased. The increase in repurchases from the retirement plans during the six months ended July 31, 2006 compared to the same period of the prior year is primarily due to the fact that we provided our retirement plan participants with an opportunity to exchange out of their investments in the SAIC Non-Exchangeable Stock Funds in the June 30, 2006 retirement plan trade. The decrease in repurchases upon employee terminations is due to the fact that since September 1, 2005, we have suspended repurchasing shares upon termination of employment pending completion of the proposed merger and public offering.

As a result of the sale of Telcordia in the prior year, our common stock is no longer an investment choice for future contributions in the Telcordia 401(k) Plan. As of July 31, 2006, the Telcordia 401(k) Plan held 3.3 million shares of our Class A common stock, which had a fair value of $158 million. We no longer have a right of repurchase under the terms of our Restated Certificate of Incorporation with respect to the shares of our common stock held by the Telcordia 401(k) Plan or any other contractual right to repurchase these shares. However, we agreed with Telcordia to provide an opportunity for the Telcordia 401(k) Plan to sell shares of our Class A common stock in any trade in which our retirement plans have such an opportunity prior to completion of the public offering. Further, we agreed that if the public offering is completed, the Telcordia 401(k) Plan will have the same opportunity to sell shares of Class A preferred stock of SAIC, Inc. as other stockholders generally, but will not have the opportunity to sell such shares in any additional opportunities provided to our retirement plans that are not otherwise provided to other stockholders generally.

Repurchases of our shares reduce the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheets. If we repurchase our shares in excess of our cumulative earnings, our retained earnings will reduce, such as during the six months ended July 31, 2006, and could result in an accumulated deficit within our stockholders’ equity.

Cash Flows from Discontinued Operations. There were no cash flows of discontinued operations for the six months ended July 31, 2006. During the six months ended July 31, 2005, we generated cash proceeds of $934 million from the sale of Telcordia.

Outstanding Indebtedness

Notes payable and long-term debt totaled $1.2 billion at July 31, 2006 and January 31, 2006 with debt maturities between calendar 2008 and 2033. In addition to our long-term debt, we have a credit facility providing for $750 million in unsecured borrowing capacity. If the merger described in “—Proposed Public Offering,” is approved by our stockholders, shortly before the completion of the merger, SAIC, Inc. intends to guarantee approximately $1.2 billion of our notes payable and long-term debt obligations in addition to our credit facility.

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	July 31, 2006	January 31, 2006
	(in millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	549	548
7.125% notes due 2032	248	248
6.75% notes due 2008	94	94
3-year note due 2006	—	17
Other notes payable	28	36

	1,215	1,239
Less current portion	23	47

Total	$1,192	$1,192

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

During the six months ended July 31, 2006, our 55% owned joint venture, AMSEC LLC, repaid its 3-year term note that was scheduled to mature in December 2006.

All of the long-term notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of July 31, 2006. Our other notes payable have interest rates from 3.4% to 6.0% and are due on various dates through 2016. For additional information on our notes payable and long-term debt, see Note 13 of the notes to consolidated financial statements in our fiscal 2006 Annual Report on Form 10-K.

Credit Facility. As of July 31, 2006, we had a five-year credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through 2011. This facility replaced our prior revolving credit facilities. As of July 31, 2006, no loans were outstanding, although our borrowing capacity was reduced by $93 million to secure standby letters of credit issued in connection with bonding requirements that we have under the Greek contract. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. We are in dispute with the customer on this contract as described in “—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government.”

The facility contains various customary restrictive covenants, including financial covenants. As of July 31, 2006, we were in compliance with all covenants under the credit facility.

Underfunded Pension Obligation

We have a defined pension plan for certain employees in the United Kingdom. As of January 31, 2006, the pension plan had an underfunded projected benefit obligation of $38 million which we expected to fund over the next 13 years. Recently enacted legislation in the United Kingdom as well as on going negotiations with the related customer may significantly accelerate the timeframe over which we fund this obligation.

Cash Flow Expectations for the Remainder of Fiscal 2007

If we complete the public offering as anticipated, we expect the proceeds from the public offering to be a significant cash inflow for fiscal 2007 and the payment of a special dividend as described in “—Proposed Public Offering” to be a significant use of cash for fiscal 2007.

Following completion of the proposed public offering, we will no longer repurchase stock through limited market trades. Prior to the enactment of the Pension Protection Act, we had intended to conduct four quarterly trades following completion of the proposed public offering for our retirement plans in which participants could offer to sell shares in accordance with the terms of the plans. A retirement plans trade has been scheduled for October 27, 2006 and will be held on such date if the public offering is completed sufficiently far in advance of that trade date. However, as a result of the Pension Protection Act and the manner in which we intend to comply with its requirements, if we complete the public offering on its current schedule, all shares in our retirement plans that are designated as “exchangeable,” as well as a portion of the shares designated as “non-exchangeable,” may be converted at the direction of plan participants into common stock that can be sold in the public market and the proceeds reinvested each day beginning on and after January 1, 2007 that SAIC, Inc. common stock is traded on a national securities exchange (e.g., the New York Stock Exchange). As a result, we do not intend to conduct additional quarterly retirement plan trades after the October 27, 2006 trade, provided that we complete the public offering on its current schedule.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

If there is a significant delay in the current schedule for completing the proposed public offering, we intend to conduct limited market and retirement plan trades on approximately the same date and generally on a quarterly basis until the public offering process recommences.

If we complete the public offering as described in “—Proposed Public Offering,” we expect to have sufficient funds from our existing cash, cash equivalents and borrowing capacity to pay a special dividend. Whether we complete the public offering and pay a special dividend or not, we expect our cash and cash equivalents, borrowing capacity and expected cash flows from operations to provide sufficient funds for at least the next 12 months for our operations, capital expenditures, stock repurchases from our retirement plans, business acquisitions, pension obligations and to meet our contractual obligations, including interest payments on our outstanding debt and funding of pension obligations. There is a greater likelihood that we will borrow funds under our credit facility if we ultimately pay the special dividend at the higher end of the stated range.

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

In connection with the sale of Telcordia, as described in Note 11 of the notes to condensed consolidated financial statements for the six months ended July 31, 2006, we retained certain obligations as described in “—Commitments and Contingencies.” We also have customary indemnification obligations and have waived our right to repurchase our common stock from the Telcordia 401(k) Plan as previously discussed.

Commitments and Contingencies

Telkom South Africa

As described in Note 10 of the notes to condensed consolidated financial statements, our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telkom South Africa successfully challenged the arbitrator’s partial award in Telcordia’s favor in the South African trial court, and Telcordia has appealed this decision to the South African Supreme Court. In a separate proceeding, Telcordia unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court, which held (i) that the court did not have personal jurisdiction over Telkom South Africa, and (ii) that issue preclusion resulting from a prior D.C. Circuit Court of Appeals ruling prevented the court from considering Telcordia’s petition to confirm the arbitration award. Telcordia appealed this ruling to the U.S. Court of Appeals for the Third Circuit which reversed the District Court on both issues and indicated that Telcordia could refile the petition after the South African Supreme Court had issued its decision.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of July 31, 2006 and January 31, 2006. We do not believe a material loss is probable based on the procedural standing of the case and our understanding of applicable laws and facts.

Firm Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, we entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. A significant amount of effort on this contract has been and is expected to be performed by subcontractors to us. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, we have received advance payments totaling approximately $147 million. The Greek contract also requires us to provide five years of System support and maintenance for approximately $13 million and ten years of TETRA radio network services for approximately $107 million. Under the terms of the Greek contract, our obligation to provide the System support and maintenance and TETRA radio network services only begins upon System acceptance, which has not yet occurred. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

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

Delivery of System, Testing and Negotiations. The Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System. The System has not been accepted by the Customer under the terms of the Greek contract, and the contract modification anticipated under the Memorandum has not been obtained. In November 2004, we delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. We believe that certain of these omissions and deviations are valid, while others are not. From December 2004 through April 2005, we engaged in negotiations with the Customer concerning a modification to the Greek contract to resolve the disputes. On April 28, 2005, the Customer formally notified us that the System delivered had significant deviations and omissions from the contractual requirements and may not be accepted.

Under the terms of the Greek contract and the Memorandum between the parties, we submitted various proposals to the Customer to remedy these omissions and deviations. The most significant of these proposals includes a redevelopment of CDSS using an alternative technical approach, and a redesigned port security system. After a series of conflicting communications between us and the Customer, on December 13, 2005, the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Customer delivered a letter to us indicating that our proposal based on the alternative CDSS approach was deemed “acceptable in principle” on the terms proposed. The parties reengaged in negotiations in early January 2006 on a contract modification to incorporate these proposals. A contract modification has not yet been executed and would be required in order for us to implement the proposals and achieve Customer acceptance of the System. If such modification is executed, we anticipate that it would include revised testing and acceptance procedures. Until such acceptance occurs, the Customer has advised us that it cannot negotiate appropriate price adjustments for omissions and deviations of a subsystem.

Subcontracts. We have subcontracted a significant portion of the requirements under the Greek contract, including the lease of certain equipment and TETRA network services for at least 10 years. In order for us to implement the technical proposals submitted to the Customer and contemplated by the modification being negotiated with the Customer, we would need to negotiate and execute modifications, including price, to the subcontracts with our subcontractors. Certain of the omissions and deviations of the System are attributable to subcontracted work. Payments to the subcontractors are generally required only if we receive payment from the Customer related to the subcontractors’ work. If it is determined we breached our obligations to any of our subcontractors, we may incur additional losses. We and our principal subcontractor disagree as to whether the principal subcontractor fully performed its obligations under the subcontract.

Under the terms of the Greek contract, we are not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. We and our subcontractors have provided System support and maintenance and TETRA network services to the Customer since the Olympics in August 2004, without receiving any compensation. However, there have been several communications from our principal subcontractor and a second tier subcontractor during the past 18 months in which they have indicated that they will not continue to provide such services without compensation and have threatened to terminate these services. For example, the second tier subcontractor most recently indicated that it would terminate such services on August 1, 2006, but subsequently indicated that it would continue to provide the services. To date there has been no interruption of these services, but our primary subcontractor and the second tier subcontractor could cease providing such services at any time.

Legality of the Greek Contract. In March 2005, the Customer notified us that an issue had been raised concerning the legality of the Greek contract by a Greek government auditor. In August 2005, we learned that the Court of Auditors of the Hellenic Republic (the Greek Audit Court), a government agency with authority to review and audit procurements, issued a decision finding that certain mistakes in the procurement process committed by the Greek government rendered the Greek contract illegal. The Customer requested revocation of the Greek Audit Court decision. On November 17, 2005, the Greek Audit Court issued a decision finding that the errors committed by the Customer in the procurement process constituted “pardonable mistakes” with respect to prior payments under the Greek contract. Although the rationale of the Greek Audit Court decision suggests that the Customer may be able to make future payments under the Greek contract, the impact of the decision on the legality of the Greek contract and the Customer’s ability to make future payments is not clear. The Customer has recently indicated that it will seek the Greek Audit Court’s approval of any modification to the Greek contract.

Arbitration Proceedings. Although we have been pursuing a contract modification with the Customer since shortly after the Memorandum was signed in July 2004, due to the difficulties in reaching mutually satisfactory terms, we instituted arbitration proceedings on April 21, 2006 before the International Chamber of Commerce (ICC) against the Customer to pursue our rights and remedies provided for in the Greek contract and the Memorandum and under Greek law. The arbitration complaint filed by us: (1) seeks an order that the Customer’s extended use of the System under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the System, (2) seeks damages for breach of contract, bad faith, use of the System and other damages, (3) seeks a determination as to the legal status of the Greek contract as a result of the illegality issue discussed above, and (4) if the Greek contract is determined to be illegal, seeks compensation for the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

commercial value of the System delivered and its use by the Customer and other damages. We are seeking total damages in excess of $76 million, with the precise amount to be proven in arbitration. The Customer filed its response to our arbitration complaint on July 29, 2006 generally denying our claims. Although the Customer reserved its right to assert a claim in the arbitration proceedings in the future, its response did not include a counterclaim. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that we will prevail in the arbitration.

In the event we do not prevail in the arbitration or are unable to resolve the various disputes under the Greek contract, we could incur additional losses. If the Customer asserts claims against us in the arbitration and it is determined that we have breached the Greek contract and, as a result, owe the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid of $147 million under the Greek contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) possible forfeiture of good performance bonds in the amount of $33 million.

Financial Status and Contingencies of the Greek Contract. We have recorded $123 million of losses under the Greek contract as of July 31, 2006. We recorded $2 million of losses relating to foreign currency translation during the three and six months ended July 31, 2006 and $9 million and $16 million of losses during the three and six months ended July 31, 2005, respectively. These losses reflect our estimated total cost to complete the System once an acceptable contract modification has been executed, including the estimated results of negotiations on reductions in price for remaining omissions and deviations from the original Greek contract requirements. Because of the significant uncertainties related to ultimate acceptance and payment from the Customer, our accounting treatment assumes the Greek contract value is limited to the cash received to date. Although we expect to pursue remaining amounts owed under the terms of the Greek contract, this reduction in total estimated revenues to be realized under the Greek contract increased the total loss by $32 million during the year ended January 31, 2006, which is included in the loss amounts discussed above. Through July 31, 2006, we have recognized revenues of $120 million, which represent a portion of the $147 million cash received to date based upon the percentage-of-completion method of revenue recognition.

As of July 31, 2006, the estimated future costs to complete the System and obtain Customer acceptance is $51 million. This estimated cost is included in the $123 million of Greek contract losses recorded as of July 31, 2006. Management has used its judgment in evaluating the various uncertainties and assumptions necessary to estimate the total loss on this contract. Such assumptions include obtaining mutual agreement with the Customer regarding system requirements, execution of a modification to the Greek contract, completion of the System and Customer acceptance. Management has estimated that final acceptance of the System under a modified contract will occur approximately 18 months following when a contract modification is obtained. Our recorded losses exclude potential subcontractor payments associated with the omissions and deviations related to specific subsystems supplied by subcontractors in the amount of $13 million that management believes will not be paid under the subcontract terms if these amounts are not paid by the customer.

We have $14 million of accounts receivable relating to Value Added Taxes (VAT) that we have paid and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Greek contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by us to the Greek taxing authorities and would increase our total losses on the Greek contract.

In accordance with the terms of the Greek contract, we are required to provide certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, the Customer currently has

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

the right to call some or all of the $245 million of standby letters of credit outstanding. The letters of credit supporting the payment bonds ($159 million) and performance bonds ($33 million) may be called by the Customer submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under the Greek contract. The letters of credit supporting the offset bonds ($53 million) may be called by the Customer submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under a separate offset contract requiring us, among other things, to use Greek subcontractors on the Greek contract. We believe that, under Greek law, any amounts obtained by the Customer through such a calling of these letters of credit may properly be retained by the Customer only as security against any actual damages it proves in arbitration, and that any excess must be returned to us. We do not currently believe it is probable that the Customer will call these standby letters of credit. If the standby letters of credit are called, we may have the right to call some or all of the $102 million in bonds provided by our subcontractors in connection with their work under the Greek contract.

While we are still pursuing the execution of an acceptable contract modification with the Customer, based upon our inability to obtain such modification for more than two years, we believe it is most likely that the resolution of the issues surrounding the Greek contract will be determined in arbitration under the proceedings described above or through a negotiated settlement with the Customer. Based on management’s evaluation of the possible arbitration outcomes, we do not believe it is probable that the outcome of arbitration will result in a loss that is more than we have recorded on this contract to date and accordingly, no additional loss (other than foreign currency translation) has been recorded. Due to the complex nature of the issues surrounding the Greek contract, resolution is uncertain and will depend upon future negotiations with the customer or the outcome of arbitration proceedings. Successful imposition of damages or claims by the Customer or subcontractors against us, the calling of our bonds, additional contract costs required to fulfill our obligations, or additional revenue reductions arising from the negotiation of the Greek contract modification could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

In March 2006, we sold our interest in DS&S, a joint venture in which we owned a 50% interest. As part of the sale, we agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to an on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus the amount received by us in repayment of a $1 million loan receivable owed by DS&S. As of July 31, 2006, we have deferred any gain on the sale of DS&S pending resolution of the on-going investigation and any resulting litigation.

INTESA Joint Venture

INTESA, a Venezuelan joint venture we formed in fiscal 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. We had previously consolidated our 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to have INTESA declared bankrupt as required by Venezuelan law.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, our wholly- owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of the cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

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

Other Joint Ventures

We are an investor in Danet Partnership GbR (Danet GbR), a German partnership accounted for under the equity method. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company. Danet GbR has an internal equity trading market similar to our limited market. We are required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby we gain control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to us in exchange for the current fair value of those shares. If we gain control over Danet GbR, all Danet GbR investors have the right to put their shares to us in exchange for the current fair value of those shares. If Danet GbR investors put their shares to us, we may pay the put price in shares of our common stock or cash. We do not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. During the six months ended July 31, 2006, we paid less than $1 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to us. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to us was $7 million as of July 31, 2006. If we were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, we would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, as of July 31, 2006 we are not able to project the maximum potential

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

obligations we could be required to make under the guarantee but, based on current conditions, we believe the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded.

On September 15, 2004, we entered into an agreement with EG&G Technical Services, Inc. (EG&G), and Parsons Infrastructure & Technology Group, Inc. (Parsons), to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of July 31, 2006, the fair value of the guarantee is not material to us.

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

We have several critical accounting policies, which were described in our fiscal 2006 Annual Report on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. We did not adopt any new accounting policies that are considered critical accounting policies during the six months ended July 31, 2006 except for the adoption of SFAS No. 123(R), “Share-Based Payment,” on February 1, 2006. SFAS No. 123(R) requires that we recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services, typically over the period during which such awards are earned. SFAS No. 123(R) also requires that we recognize as compensation expense the 15% discount on employee stock purchases made under our ESPP. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies how uncertain tax positions that have been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. The following information about our market sensitive

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

financial instruments contains forward-looking statements. For further information, refer to Item 7A and the consolidated financial statements and Note 8 of the notes to consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, interest rate swaps and long-term debt obligations. Short term interest rates related to these financial instruments have increased since January 31, 2006. At July 31, 2006, a significant portion of our total assets consisted of cash equivalents which are subject to fluctuations in short term interest rates. The increase in cash equivalents bearing variable interest rates results in increased sensitivity to changes in interest rates.

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

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing a sensitivity analysis. The fair values for forward foreign exchange contracts were estimated using spot rates in effect on July 31, 2006. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of July 31, 2006 are the hypothetical gains and losses associated with foreign currency risk. As of July 31, 2006, holding all other variables constant, a 10% weakening of the U.S. dollar against each hedged currency would affect the fair values of the forward foreign exchange contracts by immaterial amounts.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Firm Fixed-Price Contract with the Greek Government

On April 21, 2006, we instituted arbitration proceedings before the International Chamber of Commerce against the Hellenic Republic of Greece (the Customer) relating to an FFP contract with the Greek government (Greek contract). Although we have been pursuing contract modifications with the Customer since July 2004, we filed the arbitration complaint seeking an order that (1) the Customer’s extended use of the system under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the system, (2) seeks damages for breach of contract, bad faith, use of the system and other damages, (3) determines the legal status of the Greek contract as a result of certain illegality issues, and (4) if the Greek contract is determined to be illegal, seeks compensation for the commercial value of the system delivered, its use by the Customer and other damages. We are seeking total damages in excess of $76 million, with the precise amount to be proven in arbitration. The Customer filed its response to our arbitration complaint on July 29, 2006 generally denying our claims. Although the Customer reserved its right to assert a claim in the arbitration proceedings in the future, its response did not include a counterclaim. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that we will prevail in the arbitration. For a description of the contract, the disputes and the impact of the contract on our results of operations and financial condition, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government.”

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom repudiated the contract and dismissed Telkom’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom challenged the arbitration decision in the South African High Court (Transvaal Provincial Division), and, on November 27, 2003, the High Court judge ordered that the arbitration decision be set aside, that the arbitrator and the ICC be dismissed and that the case be re-arbitrated before a panel of three retired South African judges. Although the High Court judge denied Telcordia’s motion for leave to appeal his ruling, on November 29, 2004, the South African Supreme Court of Appeal granted Telcordia’s motion for leave to appeal the judge’s ruling and will hear the appeal. Telcordia filed its appellate brief in September 2005. Telkom has also filed its full brief with the court. The hearing has not yet been scheduled. In parallel proceedings in the United States District Court (Northern District of New Jersey), Telcordia is seeking to have its ICC arbitration award confirmed. On January 24, 2005, the District Court declined to confirm Telcordia’s award and in a February 17, 2005 opinion concluded that (i) it did not have personal jurisdiction over Telkom South Africa and (ii) issue preclusion resulting from a prior D.C. Circuit Court of Appeals ruling prevented it from considering Telcordia’s petition to confirm the arbitration award. Telcordia appealed this ruling to the U.S. Court of Appeals for the Third Circuit which reversed the District Court on both issues and indicated that Telcordia could refile the petition after the South African Supreme Court had issued its decision.

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

INTESA

Informática, Negocios y Tecnología, S.A., (INTESA), a Venezuelan joint venture we formed in fiscal 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. We had previously consolidated our 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to have INTESA declared bankrupt as required by Venezuelan law.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Item 1A. Risk Factors.

The following risk factor has been revised from the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 (2006 10-K). Other than the risk factor included herein, there have been no material changes in the risk factors described in Item 1A of the 2006 10-K.

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

For the foreseeable future, we expect to continue to derive a substantial portion of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the Department of Defense (DoD) and the U.S. intelligence community, is a key factor in maintaining and growing revenues under contracts with the U.S. Government. Negative press reports regarding poor contract performance, employee misconduct, information security breaches or other aspects of our business could harm our reputation, particularly with these agencies. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that the U.S. Government does with us and our future revenues and growth prospects would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by the Company

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table presents repurchases of our common stock for the quarter ended July 31, 2006:

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2006—May 31, 2006	1,064,370	$47.78	—	—
June 1, 2006—June 30, 2006	10,720,957	47.31	—	—
July 1, 2006—July 31, 2006	289,994	47.26	—	—

Total	12,075,321	47.35	—	—

(1)	Includes shares purchased by SAIC or affiliated purchasers as follows:

	May	June	July
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	181,115	183,885	153,553
In the limited market by SAIC	—	4,864,397	—
From SAIC’s retirement plans	864,747	5,466,973	—
In privately negotiated transactions	18,508	205,702	136,441

Total	1,064,370	10,720,957	289,994

(2)	Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of SAIC’s retirement plans or SAIC’s non-qualified stock plans for the benefit of the plans’ participants, (iii) shares forfeited to SAIC without the payment of any consideration to the holder or (iv) newly issued shares acquired by SAIC in connection with employee exercise of non-qualified stock options to satisfy employees statutory tax withholding obligations related to the options.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders of the Company was held on July 14, 2006.

(b)	All of the directors nominated by management in the Company’s 2006 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.

(c)	At the Annual Meeting, the stockholders voted on the following matters:

(i)	the election of the following directors by the votes set forth below:

	Number of Votes of Common Stock
Director	For	Withhold Authority
W.H. Demisch	101,413,242	8,285,288
J.A. Drummond	100,530,070	8,359,413
H.M.J. Kraemer, Jr.	100,805,374	8,305,228
L.A. Simpson	100,678,058	8,362,203

(ii)	a proposal ratifying the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2007. The proposal was approved by a vote of 104,926,883 votes for and 2,730,151 against, while 1,527,686 shares abstained.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

(iii)	a shareholder proposal recommending that the Board of Directors take the necessary steps to require that a director be elected by a favorable majority of (a) votes cast for the nominee plus (b) votes withheld from nominee, unless (x) the number of nominees exceeds the number of directors to be elected and (y) proxies are solicited by or on behalf of a person other than SAIC. The proposal was defeated by a vote of 71,340,055 votes against and 32,387,866 for, while 5,456,799 shares abstained.

(d)	Not applicable.

Item 5. Other Information.

Special Stockholders Meeting

On August 29, 2006, the special meeting of stockholders scheduled to approve the merger agreement described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Proposed Public Offering” and related matters was adjourned to September 27, 2006 in order to provide stockholders with supplemental materials and time to evaluate the implications of the recently enacted Pension Protection Act of 2006 on the Company and its retirement plans.

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On September 1, 2006, we entered into an amendment, dated effective August 23, 2006 (amendment), to our Five Year Credit Agreement, dated June 6, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto (new credit agreement). Affiliates of certain of the lenders have been selected to act as underwriters for the proposed initial public offering of SAIC, Inc., our wholly-owned subsidiary.

Pursuant to the amendment, the parties agreed to increase the amount of the special cash dividend expressly permitted to be made in connection with the initial public offering and merger reorganization to an amount not to exceed the gross proceeds of the initial public offering plus $1.5 billion. In addition, the parties agreed to revise the definition of those “responsible officers” of the Company able to provide certain notices and requests under the new credit agreement.

The foregoing description of the amendment and the new credit agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment filed as Exhibit 10.1 to this quarterly report on Form 10-Q and the new credit agreement filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarterly period ended April 30, 2006 as filed on June 9, 2006 with the SEC.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among SAIC, Inc., Registrant, and SAIC Merger Sub, Inc.

10.1	Letter Amendment, dated effective August 23, 2006, to Five Year Credit Agreement, dated June 6, 2006, by and among Registrant, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Date: September 1, 2006	/S/ MARK W. SOPP
Executive Vice President and Chief Financial Officer and as a duly authorized officer