Form 10-Q
period 2011-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP; SAIC, Inc.
filed 2011-12-08
CIK 353394, 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-33072	SAIC, Inc.	Delaware	20-3562868
1710 SAIC Drive, McLean, Virginia 22102
(703) 676-4300

000-12771	Science Applications International Corporation	Delaware	95-3630868
10260 Campus Point Drive, San Diego, California 92121
(858) 826-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

SAIC, Inc.	Yes ☒ No ☐
Science Applications International Corporation	Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

SAIC, Inc.	Yes ☒ No ☐
Science Applications International Corporation	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SAIC, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Science Applications International Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SAIC, Inc.	Yes ☐ No ☒
Science Applications International Corporation	Yes ☐ No ☒

The number of shares issued and outstanding of each issuer’s classes of common stock as of November 18, 2011 was as follows:

SAIC, Inc.	341,207,669 shares of common stock ($.0001 par value per share)

Science Applications International Corporation	5,000 shares of common stock ($.01 par value per share) held by SAIC, Inc.

Explanatory Note

This Quarterly Report of Form 10-Q is a combined report being filed by SAIC, Inc. (“SAIC”) and Science Applications International Corporation (“Science Applications”). SAIC is a holding company and Science Applications is a direct, 100%-owned subsidiary of SAIC. Each of SAIC and Science Applications is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with combined notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company”, “we”, “us” and “our” refer collectively to SAIC, Science Applications and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010 as adjusted	2011	2010 as adjusted
	(in millions, except per share amounts)
Revenues	$2,811	$2,821	$8,095	$8,197
Costs and expenses:
Cost of revenues	2,495	2,445	7,110	7,101
Selling, general and administrative expenses	333	124	563	366
Operating income (loss)	(17)	252	422	730
Non-operating income (expense):
Interest income	2	—	3	1
Interest expense	(29)	(19)	(85)	(56)
Other income (expense), net	(2)	7	3	5
Income (loss) from continuing operations before income taxes	(46)	240	343	680
Provision for income taxes	(44)	(89)	(191)	(248)
Income (loss) from continuing operations	(90)	151	152	432
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	1	33	118	87
Provision for income taxes	—	(11)	(50)	(31)
Income from discontinued operations	1	22	68	56
Net income (loss)	$(89)	$173	$220	$488
Earnings per share (Note 2):
Basic:
Income (loss) from continuing operations	$(.27)	$.41	$.43	$1.14
Income from discontinued operations	—	.06	.20	.15
	$(.27)	$.47	$.63	$1.29
Diluted:
Income (loss) from continuing operations	$(.27)	$.41	$.43	$1.14
Income from discontinued operations	—	.05	.20	.15
	$(.27)	$.46	$.63	$1.29

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2011	January 31, 2011 as adjusted
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,463	$1,367
Receivables, net	2,219	2,069
Inventory, prepaid expenses and other current assets	309	382
Assets of discontinued operations	—	49
Total current assets	3,991	3,867
Property, plant and equipment (less accumulated depreciation and amortization of $409 million and $398 million at October 31, 2011 and January 31, 2011, respectively)	349	359
Intangible assets, net	186	211
Goodwill	1,827	1,664
Deferred income taxes	34	51
Other assets	76	71
	$6,463	$6,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,534	$1,205
Accrued payroll and employee benefits	611	511
Notes payable and long-term debt, current portion	553	3
Liabilities of discontinued operations	—	29
Total current liabilities	2,698	1,748
Notes payable and long-term debt, net of current portion	1,299	1,849
Other long-term liabilities	140	135
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 341 million and 362 million shares issued and outstanding at October 31, 2011 and January 31, 2011, respectively	—	—
Additional paid-in capital	2,003	2,090
Retained earnings	326	408
Accumulated other comprehensive loss	(3)	(7)
Total stockholders’ equity	2,326	2,491
	$6,463	$6,223

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings as adjusted	Accumulated other comprehensive loss as adjusted	Total	Comprehensive income
	(in millions)
Balance at January 31, 2011	362	$2,090	$408	$(7)	$2,491
Net income	—	—	220	—	220	$220
Other comprehensive income, net of tax	—	—	—	4	4	4
Issuances of stock	8	38	—	—	38	—
Repurchases of stock	(29)	(175)	(302)	—	(477)	—
Adjustments for income taxes from stock-based compensation	—	(15)	—	—	(15)	—
Stock-based compensation	—	65	—	—	65	—
Balance at October 31, 2011	341	$2,003	$326	$(3)	$2,326	$224

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31
	2011	2010 as adjusted
	(in millions)
Cash flows from continuing operations:
Net income	$220	$488
Income from discontinued operations	(68)	(56)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	86	80
Stock-based compensation	64	76
Excess tax benefits from stock-based compensation	—	(13)
Impairment losses	19	2
Net gain on sales and disposals of assets	(32)	(3)
Other items	—	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(93)	(146)
Inventory, prepaid expenses and other current assets	38	30
Deferred income taxes	(11)	4
Other assets	(21)	2
Accounts payable and accrued liabilities	322	(15)
Accrued payroll and employee benefits	103	115
Income taxes payable	10	9
Other long-term liabilities	(4)	(12)
Total cash flows provided by continuing operations	633	562
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(48)	(52)
Acquisitions of businesses, net of cash acquired of $5 million and $10 million in fiscal 2012 and fiscal 2011, respectively	(216)	(358)
Net payment for purchase price adjustments related to prior year acquisitions	(4)	—
Proceeds from sale of assets	84	7
Other items	(1)	(1)
Total cash flows used in investing activities of continuing operations	(185)	(404)
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(3)	(2)
Sales of stock and exercises of stock options	21	30
Repurchases of stock	(470)	(448)
Excess tax benefits from stock-based compensation	—	13
Other items	(2)	—
Total cash flows used in financing activities of continuing operations	(454)	(407)
Decrease in cash and cash equivalents from continuing operations	(6)	(249)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(67)	(20)
Cash provided by investing activities of discontinued operations	168	53
Increase in cash and cash equivalents from discontinued operations	101	33
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	(1)
Total increase (decrease) in cash and cash equivalents	96	(217)
Cash and cash equivalents at beginning of period	1,367	861
Cash and cash equivalents at end of period	$1,463	$644

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
	(in millions)
Revenues	$2,811	$2,821	$8,095	$8,197
Costs and expenses:
Cost of revenues	2,495	2,445	7,110	7,101
Selling, general and administrative expenses	333	124	563	366
Operating income (loss)	(17)	252	422	730
Non-operating income (expense):
Interest income	2	—	3	1
Interest expense	(30)	(22)	(90)	(68)
Other income (expense), net	(2)	7	3	5
Income (loss) from continuing operations before income taxes	(47)	237	338	668
Provision for income taxes	(45)	(88)	(189)	(244)
Income (loss) from continuing operations	(92)	149	149	424
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	1	33	118	87
Provision for income taxes	—	(11)	(50)	(31)
Income from discontinued operations	1	22	68	56
Net income (loss)	$(91)	$171	$217	$480

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2011	January 31, 2011
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,463	$1,367
Receivables, net	2,219	2,069
Inventory, prepaid expenses and other current assets	309	382
Assets of discontinued operations	—	49
Total current assets	3,991	3,867
Property, plant and equipment (less accumulated depreciation and amortization of $409 million and $398 million at October 31, 2011 and January 31, 2011, respectively)	349	359
Intangible assets, net	186	211
Goodwill	1,827	1,664
Deferred income taxes	34	51
Other assets	76	71
	$6,463	$6,223
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,534	$1,198
Accrued payroll and employee benefits	611	511
Notes payable and long-term debt, current portion	553	3
Liabilities of discontinued operations	—	29
Total current liabilities	2,698	1,741
Notes payable and long-term debt, net of current portion	1,299	1,849
Note payable to SAIC, Inc. (Note 7)	96	489
Other long-term liabilities	140	135
Commitments and contingencies (Notes 10 and 11)
Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at October 31, 2011 and January 31, 2011	—	—
Additional paid-in capital	233	233
Retained earnings	2,000	1,783
Accumulated other comprehensive loss	(3)	(7)
Total stockholder’s equity	2,230	2,009
	$6,463	$6,223

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	(in millions, expect for share amounts)
Balance at January 31, 2011	5,000	$233	$1,783	$(7)	$2,009
Net income	—	—	217	—	217	$217
Other comprehensive income, net of tax	—	—	—	4	4	4
Balance at October 31, 2011	5,000	$233	$2,000	$(3)	$2,230	$221

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31
	2011	2010
	(in millions)
Cash flows from continuing operations:
Net income	$217	$480
Income from discontinued operations	(68)	(56)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	86	80
Stock-based compensation	64	76
Impairment losses	19	2
Net gain on sales and disposals of assets	(32)	(3)
Other items	—	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(93)	(146)
Inventory, prepaid expenses and other current assets	38	30
Deferred income taxes	(11)	4
Other assets	(21)	2
Accounts payable and accrued liabilities	322	(14)
Accrued payroll and employee benefits	103	115
Income taxes payable	10	9
Other long-term liabilities	(4)	(12)
Total cash flows provided by continuing operations	630	568
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(48)	(52)
Acquisitions of businesses, net of cash acquired of $5 million and $10 million in fiscal 2012 and fiscal 2011, respectively	(216)	(358)
Net payment for purchase price adjustments related to prior year acquisitions	(4)	—
Proceeds from sale of assets	84	7
Other items	(1)	(1)
Total cash flows used in investing activities of continuing operations	(185)	(404)
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(3)	(2)
Proceeds from note payable to SAIC, Inc.	601	519
Payments on note payable to SAIC, Inc.	(1,047)	(930)
Other items	(2)	—
Total cash flows used in financing activities of continuing operations	(451)	(413)
Decrease in cash and cash equivalents from continuing operations	(6)	(249)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(67)	(20)
Cash provided by investing activities of discontinued operations	168	53
Increase in cash and cash equivalents from discontinued operations	101	33
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	(1)
Total increase (decrease) in cash and cash equivalents	96	(217)
Cash and cash equivalents at beginning of period	1,367	861
Cash and cash equivalents at end of period	$1,463	$644

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation

SAIC, Inc. (“SAIC”) is a holding company whose direct 100%-owned subsidiary is Science Applications International Corporation (“Science Applications”), a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to all agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security, and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

The condensed consolidated financial statements of SAIC include the accounts of all majority-owned and 100%-owned subsidiaries, including Science Applications. The condensed consolidated financial statements of Science Applications include the accounts of all its majority-owned and 100%-owned subsidiaries. SAIC does not have separate operations, assets or liabilities independent of Science Applications, except for a note receivable from Science Applications (the “related party note”) on which Science Applications pays interest to SAIC. From time to time SAIC issues stock to Science Applications employees, which is reflected in SAIC’s Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income and results in an increase to the related party note (see Note 7). All intercompany transactions and accounts have been eliminated in consolidation.

These Combined Notes to Condensed Consolidated Financial Statements apply to both SAIC and Science Applications. As SAIC consolidates Science Applications for financial statement purposes, disclosures that relate to activities of Science Applications also apply to SAIC. References to the “Company” refer collectively to SAIC, Science Applications, and its consolidated subsidiaries.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2011 and notes thereto included in the Company’s Registration Statement on Form S-4 (File No. 333-176896), as amended, filed on October 4, 2011. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

In the opinion of management, the financial information as of October 31, 2011, January 31, 2011 and for the three and nine months ended October 31, 2011 and 2010 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2012 is referred to as “fiscal 2012” in these notes to condensed consolidated financial statements.

Pension Accounting Change

The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which expired. On June 10, 2011, the Company sold certain components of its business, including the component of its business that contained this pension and employed the pension plan participants. The Company has classified the operating results of this business component, including pension expense through the date of sale, as discontinued operations for all periods presented. Pursuant to the definitive sale agreement, the Company retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets are recorded in continuing operations for periods following the sale.

On February 1, 2011, the Company elected to change its method of recognizing pension expense. Immediately prior to the change, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (which is referred to as the corridor) were recognized over the average remaining life expectancy of the plan participants. Under the newly adopted accounting method, the Company recognizes all net actuarial

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

gains or losses in excess of the corridor annually in the fourth quarter of each fiscal year and whenever the plan is remeasured. While the historical method of recognizing pension expense was acceptable, the Company believes that the new method is preferable as it eliminates the delay in recognizing actuarial gains and losses in excess of the corridor, resulting in a more timely reflection of the effects of economic and interest rate conditions on plan obligations, investments and assumptions.

This change in accounting was reported through retrospective application of the new method to all periods presented, which have been designated “as adjusted”. The effect of the change from inception of the plan to January 31, 2010 resulted in a $26 million decrease in both retained earnings and net unrecognized actuarial loss on the defined benefit plan, net of tax (a component of accumulated other comprehensive loss). The effect of the change on the previously reported balances as of January 31, 2011 was a $25 million decrease in both retained earnings and net unrecognized actuarial loss on the defined benefit plan, net of tax (a component of accumulated other comprehensive loss). The accounting change did not have a material impact on the condensed consolidated statements of income for the three and nine months ended October 31, 2011 and 2010.

Discontinued Operations

On June 10, 2011, in order to better align its business portfolio with its strategy, the Company sold certain components of its business, which were historically included in the Company’s Commercial segment, primarily focused on providing information technology (IT) services to international oil and gas companies. As described above under “Pension Accounting Change,” the Company has classified the operating results of these business components, including pension expense through the date of sale, as discontinued operations for all periods presented.

The pre-sale operating results of business components sold by the Company for the periods presented were as follows:

	Nine Months Ended October 31
	2011	2010 as adjusted
	(in millions)
Revenues	$71	$150
Costs and expenses:
Cost of revenues	55	120
Selling, general and administrative expenses	11	20
Operating income	$5	$10

During the nine months ended October 31, 2011, the Company received proceeds of $168 million resulting in a gain on sale before income taxes of $112 million for the nine months ended October 31, 2011 related to this sale. The Company’s results of discontinued operations for the three and nine months ended October 31, 2010 relate primarily to the Company’s former subsidiary Telcordia Technologies, Inc. (Telcordia). In March 2001, Telcordia instituted arbitration proceedings against a customer, Telkom South Africa, as a result of a contract dispute. Pursuant to the definitive stock purchase agreement for the fiscal 2006 sale of Telcordia, the Company was entitled to receive the net proceeds from any settlement after deduction for tax liabilities incurred by Telcordia. In July 2010, Telcordia and Telkom South Africa settled all claims related to these arbitration proceedings. Under the settlement, Telkom South Africa paid $80 million plus amounts for value added taxes (VAT). During the three months ended October 31, 2010, the Company executed an agreement with Telcordia which resolved matters related to the Telkom South Africa settlement and certain other contingencies related to the fiscal 2006 sale of Telcordia. The Company recorded after-tax gains of $18 million and $49 million in discontinued operations related to these actions during the three and nine months ended October 31, 2010, respectively. Income from discontinued operations also includes other activity that is immaterial and, therefore, not described above.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Nine Months Ended October 31
	2011	2010
	(in millions)
Stock exchanged upon exercise of stock options	$14	$32
Vested stock issued as settlement of annual bonus accruals	$3	$4
Decrease in accrued stock repurchases	$(7)	$(24)
Fair value of assets acquired in acquisitions	$239	$445
Less: cash paid in acquisitions, net of cash acquired of $5 million and $10 million in fiscal 2012 and fiscal 2011, respectively	(216)	(358)
Liabilities assumed in acquisitions	$23	$87
Cash paid for interest (including discontinued operations)	$53	$35
Cash paid for income taxes (including discontinued operations)	$194	$246

Income Tax Rate

The Company’s effective tax rate for the three and nine months ended October 31, 2011 significantly exceeded statutory tax rates due primarily to the estimated non-deductible portion of the CityTime loss provision (see Note 10).

Accounting Standards Updates Adopted

In October 2009, the FASB issued an update to “Revenue Recognition—Multiple-Deliverable Revenue Arrangements.” This update removed the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaced references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provided a hierarchy that entities must use to estimate the selling price, eliminated the use of the residual method for allocation, and expanded the ongoing disclosure requirements. This update was effective for the Company beginning February 1, 2011 and was applied prospectively. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued an update to “Software—Multiple-Deliverable Revenue Arrangements.” This update amended the existing accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue guidance. In addition, this update provided guidance on how a vendor should allocate consideration to deliverables in an arrangement that includes both tangible products and software and enhanced the disclosure requirements related to these arrangements. This update was effective for arrangements entered into or materially modified by the Company after January 31, 2011 and was applied prospectively. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting Standards Updates Issued But Not Yet Adopted

Other accounting standards and updates issued but not effective for the Company until after October 31, 2011, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 2—Earnings Per Share (EPS):

In calculating EPS using the two-class method, the Company is required to allocate a portion of its earnings to its unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents (participating securities). Basic EPS is computed by dividing income less earnings allocable to participating securities by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010 as adjusted	2011	2010 as adjusted
	(in millions)
Basic EPS:
Income (loss) from continuing operations, as reported	$(90)	$151	$152	$432
Less: allocation of undistributed earnings to participating securities	—	(5)	(5)	(14)
Income (loss) from continuing operations, for computing basic EPS	$(90)	$146	$147	$418
Net income (loss), as reported	$(89)	$173	$220	$488
Less: allocation of undistributed earnings to participating securities	—	(6)	(8)	(15)
Net income (loss), for computing basic EPS	$(89)	$167	$212	$473
Diluted EPS:
Income (loss) from continuing operations, as reported	$(90)	$151	$152	$432
Less: allocation of undistributed earnings to participating securities	—	(5)	(5)	(14)
Income (loss) from continuing operations, for computing diluted EPS	$(90)	$146	$147	$418
Net income (loss), as reported	$(89)	$173	$220	$488
Less: allocation of undistributed earnings to participating securities	—	(6)	(8)	(15)
Net income (loss), for computing diluted EPS	$(89)	$167	$212	$473

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
	(in millions)
Basic weighted average number of shares outstanding	329	359	338	366
Dilutive common share equivalents—stock options and other stock awards	—	1	1	2
Diluted weighted average number of shares outstanding	329	360	339	368

Basic and diluted EPS for the periods presented was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010 as adjusted	2011	2010 as adjusted
Basic:
Income (loss) from continuing operations	$(.27)	$.41	$.43	$1.14
Income from discontinued operations	—	.06	.20	.15
	$(.27)	$.47	$.63	$1.29
Diluted:
Income (loss) from continuing operations	$(.27)	$.41	$.43	$1.14
Income from discontinued operations	—	.05	.20	.15
	$(.27)	$.46	$.63	$1.29

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
	(in millions)
Antidilutive stock options excluded	21	20	21	20
Performance-based stock awards excluded	1	1	1	1

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods presented was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
	(in millions)
Stock options	$3	$5	$13	$16
Vesting stock awards	19	20	54	56
Performance-based stock awards	(1)	1	(3)	4
Total stock-based compensation expense	$21	$26	$64	$76

Stock Options. Stock options granted during the nine months ended October 31, 2011 and 2010 have terms of seven years and five years, respectively, and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Nine Months Ended October 31
	2011	2010
Weighted average grant-date fair value	$4.21	$3.96
Expected term (in years)	4.9	3.8
Expected volatility	23.4%	25.1%
Risk-free interest rate	2.2%	2.1%
Dividend yield	0%	0%

Stock option activity for the nine months ended October 31, 2011 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2011	25.0	$17.31	2.1	$11
Options granted	3.9	16.92
Options forfeited or expired	(3.0)	16.42
Options exercised	(4.4)	14.69		8
Outstanding at October 31, 2011	21.5	17.91	2.4	—
Exercisable at October 31, 2011	10.0	18.13	1.4	—

Vesting Stock Awards. Vesting stock award activity for the nine months ended October 31, 2011 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2011	11.7	$18.03
Awards granted	5.7	16.85
Awards forfeited	(1.0)	17.74
Awards vested	(4.0)	17.99
Unvested stock awards at October 31, 2011	12.4	17.52

The fair value of vesting stock awards that vested during the nine months ended October 31, 2011 and 2010 was $66 million and $62 million, respectively.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance-Based Stock Awards. Compensation expense for performance-based stock awards is recognized over the three-year performance period based on the expected level of achievement that will be obtained. Performance-based stock award activity for the nine months ended October 31, 2011 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2011	1.0	$17.89
Awards granted	0.5	16.92
Awards forfeited	(0.3)	17.24
Adjustments to expected number of shares of stock to be issued	(0.5)	18.33
Outstanding at October 31, 2011	0.7	17.18

Adjustments to the expected number of shares of stock to be issued are due to changes in the expected level of achievement of the performance goals over the life of the awards. As of October 31, 2011, there have been no vesting events for performance-based stock awards.

Note 4—Acquisitions:

Patrick Energy Services, Inc. On May 13, 2011, the Company acquired all of the outstanding equity interests of Patrick Energy Services, Inc., a provider of performance-based transmission and distribution power system solutions, for a preliminary cash purchase price of $25 million, subject to contractual adjustments. This acquisition enhances the Company’s energy and smart grid services portfolio by adding additional transmission and distribution engineering services to its existing capabilities. The preliminary purchase price allocation resulted in goodwill of $15 million (all of which is tax deductible) and identifiable finite-lived intangible assets of $6 million (amortizable over a weighted average life of seven years). The Company has not yet obtained all of the information required to complete the purchase price allocation related to this acquisition. The final purchase price allocation will be completed after the information identified by the Company has been received.

Vitalize Consulting Solutions, Inc. On August 5, 2011, the Company acquired all of the outstanding equity interests of Vitalize Consulting Solutions, Inc., a provider of clinical, business and information technology services for healthcare enterprises for a preliminary purchase price of $198 million, subject to contractual adjustments. This acquisition expands the Company’s capabilities in both federal and commercial markets to help customers better address electronic health record implementation and optimization demand. The preliminary purchase price allocation resulted in goodwill of $151 million ($15 million of which is tax deductible) and identifiable finite-lived intangible assets of $23 million (amortizable over a weighted average life of four years). The Company has not yet obtained all of the information required to complete the purchase price allocation related to this acquisition. The final purchase price allocation will be completed after the information identified by the Company has been received.

These acquisitions, which individually and in the aggregate were not material business combinations, were both in the Health, Energy and Civil Solutions segment.

Note 5—Goodwill and Intangible Assets:

Effective February 1, 2011, the Company redefined its Government and Commercial reportable segments into the following: Defense Solutions (DS); Health, Energy and Civil Solutions (HECS); and Intelligence and Cybersecurity Solutions (ICS) (see Note 9). The carrying value of goodwill by segment at January 31, 2011 has been recast to give effect to the change in reportable segments and for discontinued operations ($14 million).

The changes in the carrying value of goodwill by segment for the nine months ended October 31, 2011 were as follows:

	DS	HECS	ICS	Total
	(in millions)
Goodwill at January 31, 2011	$405	$634	$625	$1,664
Acquisitions	—	166	—	166
Adjustments	5	(14)	6	(3)
Goodwill at October 31, 2011	$410	$786	$631	$1,827

Goodwill adjustments for the nine months ended October 31, 2011 resulted from the finalization of purchase price allocations related to prior year acquisitions.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, for the periods presented consisted of the following:

	October 31, 2011			January 31, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$133	$(69)	$64	$121	$(65)	$56
Software and technology	148	(44)	104	157	(37)	120
Other	2	(1)	1	2	(1)	1
Total finite-lived intangible assets	283	(114)	169	280	(103)	177
Indefinite-lived intangible assets:
In-process research and development	13	—	13	30	—	30
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	17	—	17	34	—	34
Total intangible assets	$300	$(114)	$186	$314	$(103)	$211

Finite-lived intangible assets with a gross carrying value of $24 million became fully amortized during the nine months ended October 31, 2011 and are no longer reflected in the gross carrying value. Amortization expense related to finite-lived intangible assets was $13 million and $35 million for the three and nine months ended October 31, 2011, respectively, and $12 million and $29 million for the three and nine months ended October 31, 2010, respectively.

During the three and nine months ended October 31, 2011, the Company determined that certain intangible assets, consisting of software and technology and customer relationships, associated with the acquisition of Cloudshield Technologies, Inc. completed in fiscal 2011, were not recoverable due to lower projected revenue levels from those products and customers. As a result, the Intelligence and Cybersecurity segment recognized a $19 million impairment loss within selling, general and administrative expenses to reduce the carrying amount of these intangible assets to their estimated fair value. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3 under the accounting standard for fair value measurement). There were no goodwill impairments during the three and nine months ended October 31, 2011. There were no goodwill or intangible asset impairment losses during the three and nine months ended October 31, 2010.

The estimated annual amortization expense related to finite-lived intangible assets as of October 31, 2011 was as follows:

Fiscal Year Ending January 31
(in millions)
2012 (remainder of the fiscal year)	$10
2013	36
2014	31
2015	27
2016	22
2017	16
2018 and thereafter	27
$169

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects (the assets of which will become amortizable upon completion and placement into service, or will be impaired if abandoned), adjustments to preliminary valuations of intangible assets and other factors.

Note 6—Financial Instruments:

The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company’s cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than SAIC’s (or one of its subsidiaries’) functional currency. As of October 31, 2011, outstanding foreign currency forward contracts had an aggregate notional amount of $1 million with an immaterial fair value, which is estimated using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount (Level 2 input). Since the foreign currency forward contracts do not qualify as cash flow hedges in accordance with the accounting standard for derivative and hedging instruments, gains and losses are recognized in earnings immediately. During the three and nine months ended October 31, 2011 and 2010, the Company recognized net gains from foreign currency forward contracts (included in other income (expense), net) of less than $1 million. The Company does not use derivatives for trading or speculative purposes.

During the first quarter of fiscal 2012, SAIC amended and restated its revolving credit facility. The amended and restated revolving credit facility provides for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2016. As of October 31, 2011, the Company had $750 million of available borrowing capacity and as of that date and January 31, 2011, there were no borrowings outstanding under the revolving credit facility.

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this facility, to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of October 31, 2011. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the revolving credit facility.

Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The revolving credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act (ERISA) events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties.

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	October 31, 2011	January 31, 2011
	($ in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$448	$448
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	550	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Other notes payable due on various dates through fiscal 2017	0%-3.1%	Various	10	10
Total notes payable and long-term debt			1,852	1,852
Less current portion			553	3
Total notes payable and long-term debt, net of current portion			$1,299	$1,849
Fair value of notes payable and long-term debt			$2,033	$1,930

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 input as defined by the accounting standard for fair value measurements).

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of October 31, 2011.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7—Related Party Transactions:

Science Applications has fully and unconditionally guaranteed the obligations of SAIC under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Science Applications.

Science Applications has fully and unconditionally guaranteed any borrowings under SAIC’s amended and restated revolving credit facility maturing in fiscal 2016. SAIC has fully and unconditionally guaranteed the obligations of Science Applications under its $300 million 5.5% notes, $550 million 6.25% notes and $250 million 7.13% notes.

SAIC has loaned cash to Science Applications and issues stock to employees of Science Applications and its subsidiaries. In addition, Science Applications may pay certain obligations on behalf of SAIC which are reflected in the related party note. The related party note bears interest based on LIBOR plus a market-based premium and is paid on a monthly basis or, upon approval by SAIC, increases the related party note balance. Portions of the related party note may be repaid at any time prior to maturity in fiscal 2013, which will be automatically extended for successive one-year periods unless SAIC or Science Applications provides prior notice to the other party.

Note 8—Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss:

The components of comprehensive income (loss) for the periods presented were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010 as adjusted	2011	2010 as adjusted
	(in millions)
Net income (loss)	$(89)	$173	$220	$488
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	7	(1)
Deferred taxes	—	1	(3)	—
Foreign currency translation adjustments, net of tax	—	1	4	(1)
Reclassification of realized loss on settled derivative instruments to net income	1	—	1	1
Deferred taxes	(1)	—	(1)	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	—	1
Pension liability adjustment	—	1	—	8
Deferred taxes	—	—	—	(2)
Pension liability adjustment, net of tax	—	1	—	6
Total other comprehensive income, net of tax	—	2	4	6
Comprehensive income (loss)	$(89)	$175	$224	$494

The components of accumulated other comprehensive loss were as follows:

	October 31, 2011	January 31, 2011 as adjusted
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million and $2 million as of October 31, 2011 and January 31, 2011, respectively	$2	$(2)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million and $4 million as of October 31, 2011 and January 31, 2011, respectively	(5)	(5)
Total accumulated other comprehensive loss, net of taxes of $2 million and $6 million as of October 31, 2011 and January 31, 2011, respectively	$(3)	$(7)

As of October 31, 2011, there is less than $1 million of unrealized net loss on settled derivative instruments (pre-tax) to be amortized and recognized as interest expense during the next 12 months.

Note 9—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Prior to February 1, 2011, the CODM managed the Company’s operations at the business unit level, each of which reported to one of several operating groups. The Company’s business units were aggregated into reportable segments, Government and Commercial, based on the nature of the customers served, contractual requirements and the regulatory environment governing the business unit’s operations. The Company also had a Corporate and Other segment.

Effective February 1, 2011, the Company further aligned its operations within the maturing group structure that is better organized around the markets served and the nature of products and services provided to customers in those markets. Coincident with the completion of this organizational alignment, the CODM commenced management of the Company’s operations at the group level for purposes of allocating resources and assessing performance. As a result of this change, the Company redefined its reportable segments into the following: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; and Corporate and Other. The Intelligence and Cybersecurity Solutions reportable segment represents the aggregation of the Intelligence, Surveillance, and Reconnaissance group and Cyber and Information Solutions business unit, which reports directly to the CODM, because they share similar economic characteristics and have similarities in the nature of products and services provided, methods of service delivery, customers served and the regulatory environment in which they operate.

Defense Solutions provides systems engineering and specialized technical services and solutions in support of command and control, communications, modeling and simulation, logistics, readiness and sustainment and network operations to a broad customer base within the defense industry. Defense Solutions helps design and implement advanced, networked command and control systems to enable U.S. and allied defense customers to plan, direct, coordinate and control forces and operations at strategic, operational and tactical levels. Defense Solutions also provides a wide range of logistics and product support solutions, including supply chain management, demand forecasting, distribution, maintenance and training services, to enhance the readiness and operational capability of U.S. military personnel and their weapons and support systems. Major customers of Defense Solutions include most branches of the U.S. military.

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design, construction and sophisticated IT services across a broad customer base. These services and solutions range from design and construction services, energy renewables and energy distribution/smart-grid, to healthcare IT and engineering, health infrastructure, biomedical support and research. Health, Energy and Civil Solutions also provides integrated security solutions and training expertise in the detection of chemical, biological, radiological, nuclear and explosive threats and designs and develops products and applied technologies that aid anti-terrorism and homeland security efforts, including border, port and security inspection systems and checked baggage explosive detection systems. Major customers of Health, Energy and Civil Solutions primarily include the U.S. federal government, state and local governmental agencies, foreign governments and commercial enterprises in various industries.

Intelligence and Cybersecurity Solutions provides systems and services focused on intelligence, surveillance, reconnaissance and cybersecurity across a broad spectrum of national security programs. Intelligence and Cybersecurity Solutions provides quick reaction, manned and unmanned airborne, maritime, space and ground-based surveillance systems which leverage an understanding of the underlying physics and operating in space, weight and power-constrained environments. Intelligence and Cybersecurity Solutions also provides intelligence processing, exploitation, and dissemination solutions, including systems designed to optimize decision-making in high rate, large volume, and complex data environments. Intelligence and Cybersecurity Solutions provides cybersecurity technology solutions, analytics and forensics, and products that protect data, applications, and modern information technology infrastructures from advanced and persistent threats as well as mission support in the geospatial, intelligence analysis, technical operations, and linguistics domains. Major customers of Intelligence and Cybersecurity Solutions include the national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex.

Corporate and Other includes the operations of the Company’s internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers and certain revenue and expense items excluded from the CODM’s evaluation of a reportable segment’s performance.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The interim business segment information for the periods presented, with the prior year period recast to give effect to the change in reportable segments and for discontinued operations, was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
	(in millions)
Revenues:
Defense Solutions	$1,117	$1,215	$3,339	$3,484
Health, Energy and Civil Solutions	758	718	2,094	2,095
Intelligence and Cybersecurity Solutions	936	888	2,663	2,565
Corporate and Other	1	2	2	58
Intersegment elimination	(1)	(2)	(3)	(5)
Total revenues	$2,811	$2,821	$8,095	$8,197
Operating income (loss):
Defense Solutions	$(133)	$113	$45	$290
Health, Energy and Civil Solutions	80	62	197	189
Intelligence and Cybersecurity Solutions	52	78	211	209
Corporate and Other	(16)	(1)	(31)	42
Total operating income (loss)	$(17)	$252	$422	$730

Asset information by segment is not a key measure of performance used by the CODM. Interest income, interest expense and provision for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

Note 10—Legal Proceedings:

Timekeeping Contract with City of New York

Since 2000, the Company has performed under a systems development and implementation contract relating to an automated time and attendance and workforce management system (CityTime) for certain agencies of the City of New York (City). The Company has billed approximately $635 million under the contract, which was completed on June 30, 2011.

The U.S. Attorney’s Office for the Southern District of New York is conducting a criminal investigation relating to the CityTime program. In December 2010, the U.S. Attorney’s Office filed a criminal complaint against six individuals who were either employees of the quality assurance vendor that was under a direct contract with the New York City Office of Payroll Administration, or were principals of staffing firms that provided staff to the CityTime program as second-tier subcontractors to the Company, or were otherwise relatives of those individuals. On February 10, 2011, a federal grand jury indicted four of the individuals and added another individual defendant. On May 27, 2011, a criminal complaint was filed against a former Company employee who was the program manager on the CityTime contract. The complaint alleged that this former program manager conspired to defraud the City into extending the duration of and overpaying for the CityTime project in order to generate kickbacks for himself. It also alleged that he defrauded the Company by depriving it of his honest services, and charged him with money laundering to conceal proceeds of the fraudulent schemes.

On June 15, 2011, a federal grand jury in the Southern District of New York filed an indictment that superseded the February 2011 indictment naming the original defendants and charging the former Company program manager with violating various federal statutes relating to the alleged kickback scheme, including charges of conspiracy, wire fraud against the City of New York, honest services fraud against the Company and obstruction of justice. The indictment alleged that the former Company program manager received kickbacks totaling at least $9 million from the primary subcontractor, Technodyne LLC, and other second-tier subcontractors. Technodyne and its principals were also charged in the June 2011 indictment. Another former Company employee, a chief systems engineer, pleaded guilty in June 2011 to multiple criminal charges related to the same fraudulent scheme and admitted to taking at least $5 million in kickbacks from the primary subcontractor, Technodyne. The fraudulent scheme described in the June 2011 indictment alleges that individuals from the Company (the former program manager and the former chief systems engineer), Technodyne, the second-tier subcontractors and others collaborated to defraud the City by overbilling and inflating the price paid by the City under the contract, all to illegally enrich themselves. In addition, although the Company is not charged in the June 2011 indictment, the indictment also alleges that the Company paid to Technodyne hundreds of millions of dollars under the contract after receiving an internal complaint raising suspicions of kickbacks from Technodyne to the former program manager. The Company is continuing to cooperate with the U.S. Attorney’s investigation but cannot predict its outcome.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Statements have been issued from the City’s Office of the Mayor and Office of the Comptroller indicating that the City’s Department of Investigation would conduct a more extensive investigation regarding the CityTime contract, and that the City would withhold payment of amounts owing to the Company until the investigation was complete. In addition, these statements have also indicated that the City intends to pursue the recovery of costs associated with the CityTime program that the City’s investigation reveals were improperly charged to the City. On June 29, 2011, the Company received a letter from New York City Mayor Michael Bloomberg, which requests that the Company reimburse the City for approximately $600 million paid by the City to the Company for CityTime and the cost of investigating and remediating the CityTime program.

After a comprehensive review of the CityTime program, including a review of management performance, a Group President, a Deputy Group President and a Business Unit General Manager responsible for management and oversight on the CityTime program were removed from their positions and are no longer with the Company. The Company is not aware of any evidence that these individuals had any personal involvement in the fraud in the CityTime program. The Company has engaged an outside law firm to undertake a review of key policies and practices in the Company and to recommend changes to strengthen the Company’s culture of ethics, accountability, and compliance. In addition, a Special Committee of the Board of Directors that is overseeing the Company’s response to CityTime has engaged an independent company to undertake its own review and monitor the efforts the Company is making in response to this matter.

The Company believes that a loss related to the outcome of the CityTime investigations is probable. Based on developments relating to the CityTime investigations, the Company now estimates that its loss will be at least $232 million and has recorded a loss provision of that amount as of October 31, 2011, consisting of a $52 million reduction in revenue and a $180 million charge to selling, general and administrative expenses. An additional loss is reasonably possible, but an estimate of the maximum amount of such loss currently cannot be estimated given that no legal proceedings have been filed against the Company and the investigations are ongoing and involve complex matters with third parties outside the control of the Company. Accordingly, the outcome of these investigations may result in additional damages and penalties, and criminal fines, restitution and other remedies, including suspension or debarment from government contracting, any of which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Data Privacy Litigation

The Company is a defendant in the following four purported class action lawsuits filed in October through December 2011: Richardson, et al. v. TRICARE Management Activity (TRICARE), Science Applications International Corporation, the U.S. Department of Defense, et al. in U.S. District Court in the District of Columbia; Adcock, et al. v. Science Applications International Corporation in the U.S. District Court for the Northern District of Florida; Arrellano, et al. v. Science Applications International Corporation in the U.S. District Court for the Western District of Texas; and Biggerman, et al. v. TRICARE, Science Applications International Corporation, U.S. Department of Defense, et al. in U.S. District Court in the District of Columbia. The lawsuits were filed following the theft of computer backup tapes from a vehicle of a Company employee. The employee was transporting the backup tapes between federal facilities under an IT services contract the Company was performing in support of TRICARE, the health care program for members of the military, retirees and their families. The tapes contained personally identifiable and protected health information of approximately five million military clinic and hospital patients. There is no evidence that any of the data on the backup tapes has actually been accessed or viewed by an unauthorized person. In order for an unauthorized person to access or view the data on the backup tapes, it would require knowledge of and access to specific hardware and software and knowledge of the system and data structure. The Company has notified potentially impacted persons by letter and is offering one year of credit monitoring services to those who request these services and in certain circumstances, one year of identity restoration services.

The complaints in the four lawsuits vary in their allegations and causes of action against the Company and include allegations of negligence, breach of contract, implied breach of contract, invasion of privacy by public disclosure of private facts and statutory violations of the Fair Credit Reporting Act, the Federal Administrative Procedure Act and the Privacy Act of 1974. The complaints seek monetary relief, including unspecified actual damages, punitive damages, statutory damages of up to $1,000 for each class member and attorney’s fees, as well as injunctive and declaratory relief. In the case filed in the U.S. District Court for the Northern District of Florida, the Company filed a motion to dismiss the lawsuit, which is pending before the court. The Company currently intends to file motions to dismiss the other three lawsuits.

The Company has been informed that the Office of Civil Rights (OCR) of the Department of Health and Human Services (HHS) is investigating the incident. OCR is the division of HHS charged with enforcement of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) and the privacy, security and data breach rules which implement HIPAA (HIPAA Rules). OCR may, among other things, require a corrective action plan and impose civil monetary penalties against the data owner (Department of Defense) and, in certain situations, against the data owners’ contractors, such as the Company.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company intends to vigorously defend itself against the claims made in the class action lawsuits. The Company is cooperating with TRICARE in responding to the OCR investigation. At this time, the Company believes that a loss related to these lawsuits or the OCR investigation is reasonably possible, but the Company cannot reasonably estimate the range of potential loss that may result from these lawsuits or the investigation in light of the fact that these proceedings are in their early stages. As the proceedings progress, many factors will affect the ultimate amount of the potential loss if the Company is not successful in its defense in these proceedings, including the outcome of the Company’s motions to dismiss, the results of discovery, if any, the outcome of any pretrial motions, the court’s rulings on certain legal issues and OCR’s review of compliance with HIPAA and the HIPAA Rules. An adverse outcome in these proceedings could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

National Center for Critical Information Processing and Storage Contract

In June 2009, the U.S. Department of Justice (DOJ) filed a complaint against the Company and several other defendants in the U.S. District Court for the Southern District of Mississippi relating to the solicitation and award of a task order to provide information technology support services to the National Center for Critical Information Processing and Storage run by the Naval Oceanographic Command Major Shared Resource Center (MSRC) located at the Stennis Space Center in Mississippi. This matter originated with a lawsuit filed under seal by a former government employee pursuant to the qui tam provisions of the civil False Claims Act. The Company was awarded the task order at issue in April 2004. The DOJ’s complaint alleges that prior to the release of the task order solicitation, the Company’s employees and other eventual teammates met with government employees and obtained non-public information not provided to other potential bidders for this work, or received such information in advance of other bidders, giving the Company and its team an unfair advantage in competing for the task order. The complaint further alleges that the former MSRC director and deputy director took actions calculated to favor the Company in the bidding process. In September 2011, the Company and DOJ settled this matter for approximately $25 million and the lawsuit was dismissed in October 2011.

Greek Government Contract

Background and Arbitration. In May 2003, the Company entered into a firm-fixed-price contract with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration System (the System) to support the 2004 Athens Summer Olympic Games (the Olympics) and to serve as the security system for the Customer’s public order departments following completion of the Olympics.

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for approximately $19 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $99 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $27 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds and a supplementary answer asserting set-off claims against amounts sought by the Company. The final arbitration hearing is scheduled to commence in May 2012. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three and nine months ended October 31, 2011 and 2010. As of October 31, 2011, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. However, the Company believes that the loss recorded to date is sufficient to account for the ultimate outcome of this contractual situation. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

The Company has $16 million of receivables relating to value added taxes (VAT) as of October 31, 2011 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

contract. The Company has invoiced the Customer for $35 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. In fiscal 2011, the Customer drew, and the Company funded, $23 million on the Company’s standby letters of credit relating to the delivery of the System. As of October 31, 2011, there were $6 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of the amounts drawn by the Customer on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $26 million as of October 31, 2011, of which $21 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

Additionally, Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor, has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. The Company has taken a number of actions to determine that it had no involvement in any improper payments that may have been made by Siemens in connection with the Greek contract. If the Greek government’s investigation ultimately finds evidence of Siemens wrongdoing, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Nuclear Regulatory Commission

The DOJ filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of October 31, 2011 based on its assessment of the likely outcome of this matter.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 11—Other Commitments and Contingencies:

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of October 31, 2011, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

Acquisition Indemnification Claims

Following the closing of an acquisition in December 2006, the Company identified several potential indemnification claims against the sellers. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to provide price reductions

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

for goods and services if it charged other customers a price lower than the prices it charged the U.S. Government at the time of contract award (the price reductions claims). The Company has disclosed this apparent non-compliance by the acquired company to the government and is fully cooperating with the government’s ongoing review of the matter. In October 2010, the Company and the sellers signed an agreement to settle all outstanding indemnification claims, except for the price reductions claims. The Company continues to have its indemnification rights relating to the price reductions claims in accordance with the acquisition agreement and an escrow fund is being maintained as security for these claims. Based on its current expectations, the Company believes that it has adequate recourse against the sellers for any expected liability to the government that may result from the price reductions claims.

Government Investigations and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, repayments and compensatory damages. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, estimating system, purchasing system, property system, and earned value management system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA previously used in reviewing some of the Company’s systems and other government contractors’ systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, certain previous audit reports were rescinded, the current audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.

DCAA has recently completed audits of the Company’s billing, and indirect and other direct costs (IODC) systems (all of which are now included as part of the control environment and overall accounting system under the DoD’s recently issued business system rule). The audit results and the Company’s responses to those results are under evaluation by the DCMA, which is the responsible agency to determine whether any of the DCAA findings represent significant deficiencies or material weakness in the Company’s internal control systems. Additionally, the DCAA has commenced a newly designed comprehensive audit of the Company’s control environment and overall accounting system, which includes the systems that used to be known as the accounting, billing, IODC and labor systems. The Company also changed its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system for fiscal 2011 and future years. The DCAA is performing reviews of these changes and the Company’s compliance with certain other U.S. Government Cost Accounting Standards. A finding of significant control deficiencies in the Company’s system audits or other reviews can result in decremented billing rates to its U.S. Government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA. In addition, due to uncertainty created by the lack of timely completion of system and other audits, the Company has agreed to an immaterial downward adjustment to its provisional indirect billing rates for fiscal 2011 and 2012 pending resolution of such uncertainty.

Government audits and reviews may conclude that the Company’s practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. The Company’s receipt of adverse audit findings, or the failure to obtain an “approved” determination of its various accounting and management internal control systems, including changes to its indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against the Company, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect the Company’s ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of October 31, 2011, the Company has recorded a liability of $30 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

Tax Audits and Reviews

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, the Company is participating in the IRS Compliance Assurance Process, in which the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

During the next 12 months, it is reasonably possible that resolution of these reviews by taxing authorities, both domestic and international, could be reached with respect to $9 million of the Company’s unrecognized tax benefits including $1 million of previously accrued interest, depending on the timing of ongoing examinations, potential litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. As of October 31, 2011, the Company had liabilities for uncertain tax positions of $21 million, including $1 million related to discontinued operations.

During the nine months ended October 31, 2011, the Company’s uncertain tax positions were reduced by $8 million resulting from the resolution of certain tax uncertainties. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $58 million at October 31, 2011, principally related to guarantees on contracts with foreign government customers. Of the total outstanding letters of credit, $6 million was related to certain advance payment and performance bonding requirements on a firm-fixed-price contract with the Greek government. The Company also has outstanding surety bonds in the amount of $323 million, principally related to performance and payment bonds.

Other

The Army Brigade Combat Team Modernization Engineering, Manufacturing and Development program was terminated for convenience by the DoD effective September 30, 2011. Since October 2009, the Company and its prime contractor have been performing on this program under an undefinitized change order with a reduced provisional billing rate that allows the Company to receive a lesser amount of the projected fee until the contract negotiations are completed. The Company has recognized revenues of approximately $470 million, including estimated fee, from October 2009 through October 31, 2011 under the undefinitized change order. The Company reduced the estimated fees related to work on this program by $7 million during the three and nine months ended October 31, 2011. The actual fee payable to the Company on this program is dependent on the outcome of the change order negotiations and may differ from amounts previously recognized.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion and analysis of SAIC’s and Science Applications’ financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our condensed consolidated financial statements and related combined notes. As SAIC is a holding company and consolidates Science Applications for financial statement purposes, disclosures that relate to activities of Science Applications also apply to SAIC, unless otherwise noted. Science Applications’ revenues and expenses comprise 100% of SAIC’s revenues and operating expenses. In addition, Science Applications comprises approximately the entire balance of SAIC’s assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both SAIC and Science Applications, unless otherwise noted.

The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Registration Statement on Form S-4 (File No. 333-176896), as amended, filed on October 4, 2011, as may be updated periodically through subsequent Quarterly Reports on Form 10-Q, including this report. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

We use the terms “Company”, “we”, “us” and “our” to refer to SAIC, Science Applications and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ending January 31, 2012 as “fiscal 2012.” All information for the three and nine months ended October 31, 2010 appearing in this section has been recast to give effect to the change in reportable segments and for discontinued operations.

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to all agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

Our business is focused on solving issues of national and global importance in the areas of national security, energy and the environment, critical infrastructure and health. We combine technology and domain and mission expertise to deliver solutions that solve our customers’ most challenging issues. We are focusing our investments in our strategic growth areas including: intelligence, surveillance and reconnaissance; cybersecurity; logistics, readiness and sustainment; energy and environment; and health information technology. Our significant long-term management initiatives include:

•

achieving internal, or non-acquisition related, annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;

•

improving our operating income margin through strong contract execution and growth in higher-margin business areas and continued improvement in our information technology (IT) systems infrastructure and related business processes for greater effectiveness and efficiency across all business functions;

•

disciplined deployment of our cash resources and use of our capital structure to enhance growth and shareholder value through internal growth initiatives, strategic acquisitions, stock repurchases and other uses as conditions warrant; and

•	investing in our people, including enhanced training and career development programs, with a focus on retention and recruiting.

Key financial events, including progress against management’s initiatives, during the three months ended October 31, 2011 include:

•

Revenues for the three months ended October 31, 2011 remained flat as compared to the same period in the prior year, reflecting internal revenue contraction (as defined in “Non-GAAP Financial Measures”) of 2%. The internal revenue contraction was driven primarily by revenue declines in our Defense Solutions segment, including the portion of the CityTime loss provision recorded against revenues during the three months ended October 31, 2011 ($52 million) described in Note 10 of the combined notes to the condensed consolidated financial statements offset by revenue growth in our Health, Energy and Civil Solutions and Intelligence and Cybersecurity segments.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

•

Operating income decreased $269 million for the three months ended October 31, 2011 as compared to the same period in the prior year primarily reflecting the CityTime loss provision recorded during the three months ended October 31, 2011 ($232 million) described in Note 10 of the combined notes to the condensed consolidated financial statements, the impairment of certain intangible assets associated with a previous business acquisition ($19 million) and increased investment in internal research and development activities ($14 million).

•	Income from continuing operations for the three months ended October 31, 2011 decreased $241 million over the same period in the prior year primarily due to decreased operating income of $269 million.

•

Diluted earnings per share (EPS) from continuing operations for the three months ended October 31, 2011 decreased $.68 per share as compared to the same period in the prior year primarily due to the decrease in income from continuing operations partially offset by a decline in the diluted weighted average number of shares outstanding of 31 million, or 9%, primarily due to stock repurchases.

•

Cash and cash equivalents increased $127 million during the three months ended October 31, 2011 reflecting $423 million generated from operations partially offset by cash used to acquire a business totaling $190 million and cash used for stock repurchases totaling $53 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $3.8 billion for the three months ended October 31, 2011. Total backlog was $18.7 billion at October 31, 2011 as compared to $17.7 billion at July 31, 2011.

Business Environment

In fiscal 2011, we generated approximately 90% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 75% of our total revenues in fiscal 2011. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially national security, including defense, spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.

While we believe that national security, including defense, spending will continue to be a priority, the U.S. Government deficit and budget situation has created increasing pressure to closely examine and reduce spending in these areas. In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps which are expected to generate over $900 billion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $420 billion in national security savings, $330 billion of which is specifically from DoD’s budget, over the next 10 years. The Budget Control Act also established a joint bipartisan committee of Congress responsible to recommend at least $1.5 trillion in additional savings by November 23, 2011. The joint committee did not meet the November 23, 2011 deadline for proposing recommended legislation. Due to that failure, unless Congress passes and the President signs legislation amending the Budget Control Act, automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years will be triggered. These spending cuts are expected to reduce DoD and Homeland Security spending by approximately $500 billion and other federal agency spending by approximately $700 billion over that timeframe, beginning in the government fiscal year ending September 30, 2013. We are evaluating the potential impacts of this legislation on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could adversely impact our future revenues and growth prospects.

In February 2011, the Obama Administration submitted the Presidential Budget for the government fiscal year ending September 30, 2012 (GFY 2012) to Congress. However, based on delays in the appropriations process, we expect that a continuing resolution will be in place for a significant portion of GFY 2012. A continuing resolution authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year (in this case, GFY 2011), but does not authorize new spending initiatives. If continuing resolutions remain in effect for an extended period of time, it could delay new contract awards, delay the procurement of products, services and solutions we provide, or result in new spending initiatives being cancelled.

Competition for contracts with the U.S. Government continues to be intense. The U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various services or products at established general terms and conditions. Such processes include purchasing services and solutions using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles. This trend has served to increase competition for U.S. Government contracts.

Reportable Segments

Prior to February 1, 2011, our business units were aggregated into reportable segments, Government and Commercial, based on the nature of the customers served, contractual requirements and the regulatory environment governing the business unit’s operations. We also had a Corporate and Other segment.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Effective February 1, 2011, we further aligned our operations within the maturing group structure that is better organized around the markets served and the nature of products and services provided to customers in those markets. Coincident with the completion of this organizational alignment, our Chief Executive Officer commenced management of our operations at the group level for purposes of allocating resources and assessing performance. As a result of this change, we redefined our Government and Commercial reportable segments into the following: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions.

Except with respect to “Results of Operations—Discontinued Operations,” “—Net Income,” and “—Diluted EPS,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations. For additional information regarding our reportable segments, see “Business” and Note 17 of the combined notes to consolidated financial statements for the fiscal year ended January 31, 2011 and Note 9 of the combined notes to condensed consolidated financial statements for the six months ended July 31, 2011 contained within our Registration Statement on Form S-4 (File No. 333-176896), as amended, filed on October 4, 2011.

While each reportable segment is organized around the markets served and the nature of the products and services provided to customers in those markets as described in further detail below, there are a wide array of scientific, engineering, systems integration and technical services and solutions that we provide in each of these reportable segments, but which are performed specifically to meet the needs of the market and customers served in the segment. These include:

•

Systems Engineering and Integration. We provide systems engineering and implementation services and solutions to help our customers design and integrate complex network processes and infrastructure. These services and solutions include designing, installing, testing, repairing, maintaining and upgrading systems and processes.

•

Software Development. We provide software development services and solutions to help our customers maximize value by extending and renovating critical systems through software capabilities. These services include automating code generation, managing computer resources, and merging and evaluating large amounts of data.

•

Cybersecurity. We provide services and solutions to help our customers prepare for, protect against, and respond to a wide array of cybersecurity threats. These services and solutions include designing comprehensive cyber-risk management programs to identify and neutralize cyber attacks, integrating and managing information security services to protect customers’ mission-critical data, identifying and advising in connection with the selection of disaster recovery plans and performing tests to certify that IT systems operate in accordance with design requirements.

•

Secure Information Sharing and Collaboration. We provide services and solutions to help our customers share information and resources, including designing and developing information systems that access, process and analyze vast amounts of data from various sources to facilitate timely information sharing, collaboration and decision making.

•

Communication Systems and Infrastructure. We provide services and solutions to help our customers design and implement state-of-the-art communication systems. These services and solutions include designing, installing, testing, repairing and maintaining voice, data and video communication systems and infrastructures.

•	Research and Development. We conduct leading-edge research and development of new technologies with applications in areas such as national security, intelligence and life sciences.

•

Securing Critical Infrastructure. We provide customers with services and solutions to protect critical infrastructure from acts of terrorism and natural disasters as well as from threats due to error, maliciousness, wear and tear, planning oversights and previously unforeseen vulnerabilities. These services and solutions include risk management (vulnerability assessments and threat identification), training exercises and simulations, awareness programs, physical security, protection and detection systems and critical infrastructure continuity and contingency planning as well as casualty and damage assessment tools and disaster recovery services.

•

Modeling and Simulation. We provide applied research and technology and modeling and simulation services and solutions to the U.S. military, space and intelligence communities, including support related to mission preparation, launch and execution.

•

Enterprise Information Solutions. We provide a comprehensive set of IT service offerings including enterprise information technology optimization, business intelligence, enterprise resource planning maintenance and staff augmentation services.

Defense Solutions

Defense Solutions provides systems engineering and specialized technical services and solutions in support of command and control, communications, modeling and simulation, logistics, readiness and sustainment and network operations to a broad customer base within the defense industry. Defense Solutions helps design and implement advanced, networked command and control systems to enable U.S. and allied defense customers to plan, direct, coordinate and control forces and operations at strategic, operational and tactical levels. Defense Solutions also provides a wide range of logistics and

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

product support solutions, including supply chain management, demand forecasting, distribution, maintenance and training services, to enhance the readiness and operational capability of U.S. military personnel and their weapons and support systems. Major customers of Defense Solutions include most branches of the U.S. military.

Health, Energy and Civil Solutions

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design, construction and sophisticated IT services across a broad customer base. These services and solutions range from design and construction services, energy renewables and energy distribution/smart-grid, to healthcare IT and engineering, health infrastructure, biomedical support and research. Health, Energy and Civil Solutions also provides integrated security solutions and training expertise in the detection of chemical, biological, radiological, nuclear and explosive threats and designs and develops products and applied technologies that aid anti-terrorism and homeland security efforts, including border, port and security inspection systems and checked baggage explosive detection systems. Major customers of Health, Energy and Civil Solutions primarily include the U.S. federal government, state and local governmental agencies, foreign governments and commercial enterprises in various industries.

Intelligence and Cybersecurity Solutions

Intelligence and Cybersecurity Solutions provides systems and services focused on intelligence, surveillance, reconnaissance and cybersecurity across a broad spectrum of national security programs. Intelligence and Cybersecurity Solutions provides quick reaction, manned and unmanned airborne, maritime, space and ground-based surveillance systems which leverage an understanding of the underlying physics and operating in space, weight and power-constrained environments. Intelligence and Cybersecurity Solutions also provides intelligence processing, exploitation, and dissemination solutions, including systems designed to optimize decision-making in high rate, large volume, and complex data environments. Intelligence and Cybersecurity Solutions provides cybersecurity technology solutions, analytics and forensics, and products that protect data, applications, and modern information technology infrastructures from advanced and persistent threats as well as mission support in the geospatial, intelligence analysis, technical operations, and linguistics domains. Major customers of Intelligence and Cybersecurity Solutions include the national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex.

Corporate and Other

Corporate and Other includes the operations of our internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by our U.S. Government customers and certain revenue and expense items excluded from our Chief Executive Officer’s evaluation of a reportable segment’s performance.

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $3.8 billion and $9.6 billion during the three and nine months ended October 31, 2011, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts, and does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. Government and other customers, even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government agencies represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA Schedule, or other master agreement contract vehicles.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The estimated value of our total backlog as of the dates presented was as follows:

	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011
	(in millions)
Defense Solutions:
Funded backlog	$2,630	$2,025	$2,005	$2,272
Negotiated unfunded backlog	4,980	4,948	5,214	5,400
Total Defense Solutions backlog	$7,610	$6,973	$7,219	$7,672
Health, Energy and Civil Solutions:
Funded backlog	$1,943	$1,742	$1,685	$1,780
Negotiated unfunded backlog	3,423	3,264	3,462	2,131
Total Health, Energy and Civil Solutions backlog	$5,366	$5,006	$5,147	$3,911
Intelligence and Cybersecurity Solutions:
Funded backlog	$1,685	$1,511	$1,329	$1,330
Negotiated unfunded backlog	4,070	4,234	4,341	4,207
Total Intelligence and Cybersecurity Solutions backlog	$5,755	$5,745	$5,670	$5,537
Total:
Funded backlog	$6,258	$5,278	$5,019	$5,382
Negotiated unfunded backlog	12,473	12,446	13,017	11,738
Total backlog	$18,731	$17,724	$18,036	$17,120

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. While backlog increased during the nine months ended October 31, 2011, contract awards continue to be negatively impacted by on-going industry-wide delays in procurement decisions, which have resulted in an increase in the value of our submitted proposals awaiting decision.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For additional information regarding the types of contracts used, including advantages and disadvantages see “Item 1. Business—Contract Types” in Part I of SAIC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Nine Months Ended October 31
	2011	2010
Cost-reimbursement	45%	47%
T&M and FP-LOE	30	30
FFP	25%	23
Total	100%	100%

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues, and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics, readiness and sustainment business area, as well as through sales of our proprietary products, such as our border, port and mobile security products and our checked baggage explosive detection systems. While our proprietary products are more profitable, these products represent a small percentage of our M&S revenues and the majority of our M&S revenues generally have lower margins than our labor-related revenues.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table presents changes in labor-related revenues and M&S revenues for the periods presented:

	Three Months Ended October 31			Nine Months Ended October 31
	2011	2010	Percent change	2011	2010	Percent change
	($ in millions)
Labor-related revenues	$1,513	$1,568	(4)%	$4,572	$4,655	(2)%
As a percentage of revenues	54%	56%		56%	57%
M&S revenues	1,298	1,253	4	3,523	3,542	(1)
As a percentage of revenues	46%	44%		44%	43%

Labor-related revenues for the three and nine months ended October 31, 2011 decreased slightly as compared to the same periods in the prior year due to a decrease in the number of full-time and part-time employees as compared to the same periods in the prior year. M&S revenues increased as a percentage of total revenues during the three and nine months ended October 31, 2011 as compared with the same periods in the prior year primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with DoD customers. This increase over the prior year periods was partially offset by current year declines in our CityTime workforce management systems development and implementation contract and a $56 million royalty payment received during the second quarter of fiscal 2011.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended October 31			Nine Months Ended October 31
	2011	2010	Percent change	2011	2010	Percent change
	($ in millions)
Revenues	$2,811	$2,821	—%	$8,095	$8,197	(1)%
Cost of revenues	2,495	2,445	2	7,110	7,101	—
Selling, general and administrative expenses (SG&A):
General and administrative (G&A)	268	76	253	386	215	80
Bid and proposal (B&P)	38	35	9	114	113	1
Internal research and development (IR&D)	27	13	108	63	38	66

Operating income (loss)	(17)	252	(107)	422	730	(42)
As a percentage of revenues	(0.6)%	8.9%		5.2%	8.9%
Non-operating expense, net	(29)	(12)		(79)	(50)

Income (loss) from continuing operations before income taxes	(46)	240	(119)	343	680	(50)
Provision for income taxes	(44)	(89)	(51)	(191)	(248)	(23)

Income (loss) from continuing operations	(90)	151	(160)	152	432	(65)
Income from discontinued operations, net of tax	1	22		68	56

Net income (loss)	$(89)	$173	(151)	$220	$488	(55)

We classify indirect costs incurred within or allocated to our U.S. Government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2012, one of our subsidiaries adopted our more prevalent disclosure statement resulting in certain costs previously classified as G&A in fiscal 2011 ($7 million and $20 million for the three and nine months ended October 31, 2010, respectively) being classified as cost of revenues in fiscal 2012 on a prospective basis. Total operating costs were not affected by this change.

Reportable Segment Results. Effective February 1, 2011, we redefined our Government and Commercial segments into the following: Defense Solutions; Health, Energy and Civil Solutions; and Intelligence and Cybersecurity Solutions based on the markets served and the nature of products and services provided to customers in those markets. Corporate and Other consists of the operations of our internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by our U.S. Government customers and certain revenue and expense items excluded from our Chief Executive Officer’s evaluation of a reportable segment’s performance.

The segment information for the three and nine months ended October 31, 2010 has been recast to give effect to the change in reportable segments and for discontinued operations.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes changes in Defense Solutions revenues and operating income (loss) for the periods presented:

	Three Months Ended October 31			Nine Months Ended October 31
Defense Solutions	2011	2010	Percent change	2011	2010	Percent change
	($ in millions)
Revenues	$1,117	$1,215	(8)%	$3,339	$3,484	(4)%
Operating income (loss)	(133)	113	(218)	45	290	(84)
Operating Margin	(11.9)%	9.3%		1.3%	8.3%

Defense Solutions revenues decreased by $98 million, or 8%, substantially all of which was internal revenue contraction, for the three months ended October 31, 2011 as compared to the same period in the prior year. This includes the portion of the CityTime loss provision recorded against revenues during the three months ended October 31, 2011 ($52 million) as described in Note 10 of the combined notes to the condensed consolidated financial statements. Internal revenue contraction was also attributable to reduced activity on our U.S. Army Brigade Combat Team Modernization contract as a result of the program’s termination ($47 million), completion of the CityTime workforce management systems development and implementation contract in the second quarter ($36 million), reduced activity on an infrastructure support services program for an agency of the DoD ($15 million), and various smaller declines on a number of programs throughout the segment. These declines were partially offset by increased activity on a systems and software maintenance/upgrade program for the U.S. Army ($37 million), the ramp up of a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($32 million), increased activity on our systems integration and logistics programs for tactical and mine resistant ambush protected vehicles ($19 million) and one additional business day as compared to the same period in the prior year ($17 million).

Defense Solutions revenues decreased by $145 million, or 4%, substantially all of which was attributable to internal revenue contraction, for the nine months ended October 31, 2011 as compared to the same period in the prior year. This includes the portion of the CityTime loss provision recorded against revenues during the nine months ended October 31, 2011 ($52 million) as described in Note 10 of the combined notes to the condensed consolidated financial statements. Internal revenue contraction was also attributable to reduced activity on our U.S. Army Brigade Combat Team Modernization contract as a result of the program’s termination ($78 million), completion of the CityTime workforce management systems development and implementation contract during the second quarter ($67 million), reduced activity on an infrastructure support services program for an agency of the DoD ($32 million), completion of a contract for the Defense Threat Reduction Agency ($28 million), and various smaller declines on a number of programs throughout the segment. These declines were partially offset by increased activity on a systems and software maintenance/upgrade program for the U.S. Army ($86 million), the ramp up of a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($48 million) and increased activity in our systems integration and logistics programs for tactical and mine resistant ambush protected vehicles ($44 million).

Defense Solutions operating income decreased by $246 million for the three months ended October 31, 2011 as compared to the same period in the prior year. This includes the CityTime loss provision ($232 million) described in Note 10 of the combined notes to the condensed consolidated financial statements. Operating income declines were also due to the decline in revenues, lower fees resulting from completion of the CityTime workforce management systems development and implementation contract in the second quarter ($12 million) and reduced estimated fees related to work on our U.S. Army Brigade Combat Team Modernization contract ($7 million) partially offset by a gain on the sale of certain assets previously used in developing guidance and navigation control systems for precision munitions ($5 million).

Defense Solutions operating income decreased $245 million for the nine months ended October 31, 2011 as compared to the same period in the prior year. This includes the CityTime loss provision ($232 million) described in Note 10 of the combined notes to the condensed consolidated financial statements. Operating income declines were also due to the decline in revenues, lower fees resulting from completion of the CityTime workforce management systems development and implementation contract in the second quarter ($24 million) and a reduction in estimated fees related to work on our U.S. Army Brigade Combat Team Modernization contract ($7 million) partially offset by more effective cost management ($15 million) and a gain on the sale of certain assets previously used in developing guidance and navigation control systems for precision munitions ($5 million).

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes changes in Health, Energy, and Civil Solutions revenues and operating income for the periods presented:

	Three Months Ended October 31			Nine Months Ended October 31
Health, Energy and Civil Solutions	2011	2010	Percent change	2011	2010	Percent change
	($ in millions)
Revenues	$758	$718	6%	$2,094	$2,095	—%
Operating income	80	62	29	197	189	4
Operating Margin	10.6%	8.6%		9.4%	9.0%

Health, Energy and Civil Solutions revenues increased $40 million, or 6%, including internal revenue growth of 1%, for the three months ended October 31, 2011 as compared to the same period in the prior year. Internal revenue growth for the three months ended October 31, 2011 reflects increased deliveries of non-intrusive cargo inspection systems ($19 million), increased design-build volume related to geothermal power plant construction ($17 million), increases in healthcare IT consulting services ($15 million), increases in disaster recovery support services in response to recent natural disasters ($7 million), and one additional business day as compared to the same period in the prior year ($12 million). These increases were partially offset by reduced activity on certain U.S. federal civilian programs, including various programs in support of NASA ($14 million).

Health, Energy and Civil Solutions revenues decreased $1 million, including internal revenue contraction of 4%, for the nine months ended October 31, 2011 as compared to the same period in the prior year. Internal revenue contraction reflects a reduction in delivery of checked baggage explosive detection systems ($41 million) from a business acquired in August 2010 and reduced activity on certain U.S. federal civilian agency programs, including various programs in support of NASA ($31 million), and programs with the DoD ($15 million). These decreases were partially offset by increased volume on geothermal power plant construction ($39 million), increases in healthcare IT consulting services ($15 million) and expanded scope on new and existing programs with our DoD military health system customers ($25 million).

Health, Energy and Civil Solutions operating income increased $18 million for the three months ended October 31, 2011 as compared to the same period in the prior year. The increase in operating income was primarily driven by increased deliveries of our non-intrusive cargo inspection systems, increased disaster recovery support services and healthcare IT consulting services, all of which have higher relative operating margins, as well as from increased revenues, favorable program fee performance and efficiency actions to reduce indirect expenses across the segment. These increases were partially offset by increased investment in research and development activities related to the development of new homeland security products offerings ($4 million).

Health, Energy and Civil Solutions operating income increased $8 million for the nine months ended October 31, 2011 as compared to the same period in the prior year. The increase in operating income was primarily driven by increased deliveries of our non-intrusive cargo inspection systems and disaster recovery support services, which have higher relative operating margins, as well as from favorable program fee performance and efficiency actions to reduce indirect expenses across the segment. These increases were partially offset by increased investment in research and development activities related to the development of new homeland security products offerings ($13 million) and increased amortization expense ($8 million) related to acquisition activities in the current and prior years.

The following table summarizes changes in Intelligence and Cybersecurity Solutions revenues and operating income for the periods presented:

	Three Months Ended October 31			Nine Months Ended October 31
Intelligence and Cybersecurity Solutions	2011	2010	Percent change	2011	2010	Percent change
	($ in millions)
Revenues	$936	$888	5%	$2,663	$2,565	4%
Operating income	52	78	(33)	211	209	1
Operating Margin	5.6%	8.8%		7.9%	8.1%

Intelligence and Cybersecurity Solutions revenues increased $48 million, or 5%, substantially all of which was internal revenue growth, for the three months ended October 31, 2011 as compared to the same period in the prior year. Internal revenue growth was primarily driven by increased activity on our airborne surveillance programs ($40 million), increased material deliveries under an existing processing, exploitation and dissemination contract ($44 million), increased cybersecurity program activity ($12 million) and one additional business day as compared to the same period in the prior year ($14 million). These increases were partially offset by declines in activity on a variety of programs, particularly with DoD customers, in the areas of intelligence analysis, maritime systems; and processing, exploitation and dissemination.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Intelligence and Cybersecurity Solutions revenues increased $98 million, or 4%, substantially all of which was internal revenue growth, for the nine months ended October 31, 2011 as compared to the same period in the prior year. Internal revenue growth was primarily attributable to increased activity on our airborne surveillance programs ($99 million) and existing intelligence analysis contracts ($24 million), increased material deliveries under an existing processing, exploitation and dissemination contract ($44 million), and an increase in cybersecurity program activity ($17 million). These increases were partially offset by a decline in revenues due to the conclusion of a forward operating base integrated security equipment supply contract ($21 million) and revenue decreases from reductions in scope on several existing intelligence analysis programs.

Intelligence and Cybersecurity Solutions operating income decreased $26 million for the three months ended October 31, 2011 as compared to the same period in the prior year. The decrease in operating income was primarily attributable to impairment charges on acquired intangible assets associated with the acquisition of Cloudshield Technologies Inc. completed in fiscal 2011 ($19 million), higher bid and proposal expenses ($6 million) and increased investment in research and development activities ($8 million) partially offset by revenue growth ($6 million) and increased sales of higher-margin proprietary products ($3 million).

Intelligence and Cybersecurity Solutions operating income increased $2 million for the nine months ended October 31, 2011 as compared to the same period in the prior year. The increase in operating income was primarily attributable to strong program execution and effective cost management ($7 million), increased sales of higher-margin proprietary products ($11 million) and revenue growth ($13 million) partially offset by impairment charges on acquired intangible assets ($19 million) and increased investment in research and development activities ($8 million).

The following table summarizes changes in Corporate and Other revenues and operating income (loss) for the periods presented:

	Three Months Ended October 31		Nine Months Ended October 31
Corporate and Other	2011	2010	2011	2010
	($ in millions)
Revenues	$1	$2	$2	$58
Operating income (loss)	(16)	(1)	(31)	42

Corporate and Other operating income (loss) for the three months ended October 31, 2011 increased $15 million as compared to the same period in the prior year reflecting a more normative level of spending, except for legal costs which increased over the prior year period. Also, the prior year amounts included a $4 million favorable development in a litigation matter and higher rental income in our real estate management subsidiary. Corporate and Other operating income (loss) decreased by $73 million in the nine months ended October 31, 2011 over the prior year period, as the result of a $22 million charge related to the settlement of a litigation matter involving work performed at the National Center for Critical Information Processing and Storage and reduced rental income in our real estate management subsidiary in the current year, partially offset by gains on the sale of real estate of $28 million. Also, Corporate and Other revenues and operating income for the nine months ended October 31, 2010 includes a $56 million royalty payment received in connection with the resolution of a patent infringement matter.

Interest Expense. Interest expense for the three and nine months ended October 31, 2011 increased $10 million, or 53%, and $29 million, or 52%, respectively, as compared to the same periods in the prior year. The increase in interest expense is primarily due to issuance of $750 million of senior unsecured notes in December 2010.

Interest expense for Science Applications increased $8 million during the three months ended October 31, 2011, as compared to the same period in the prior year, reflecting a $10 million increase in interest on third-party debt, partially offset by a $2 million decrease in interest on its note payable to SAIC. Interest expense for Science Applications increased $22 million during the nine months ended October 31, 2011, as compared to the same period in the prior year, reflecting a $29 million increase in interest on third-party debt, partially offset by a $7 million decrease in interest on its note payable to SAIC.

Provision for Income Taxes. Our provision for income taxes from continuing operations decreased to $44 million for the three months ended October 31, 2011 from $89 million for the three months ended October 31, 2010. The decrease is primarily due to lower earnings in fiscal year 2012. The tax expense for the three months ended October 31, 2011 includes the tax effect of the estimated non-deductible portion of the CityTime loss provision.

Our provision for income taxes as a percentage of income from continuing operations before income taxes increased to 55.7% for the nine months ended October 31, 2011 as compared to 36.5% for the same period in the prior year primarily due to the estimated non-deductible portions of the CityTime loss provision and the National Center for Critical Information Processing and Storage settlement and an $11 million reduction in the provision for income taxes for the nine months ended October 31, 2010 resulting from the resolution of certain tax uncertainties.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the Internal Revenue Service (IRS) for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, we participate in the IRS Compliance Assurance Process, in which the IRS and we endeavor to agree on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations decreased $.68 per share and $.71 per share for the three and nine months ended October 31, 2011, respectively, as compared to the same periods in the prior year, primarily due to the decrease in income from continuing operations partially offset by a reduction in the diluted weighted average number of shares outstanding of 31 million, or 9%, and 29 million, or 8%, for the three and nine months ended October 31, 2011, respectively, primarily due to share repurchases.

Discontinued Operations. On June 10, 2011, in order to better align our business portfolio with our strategy, we sold certain components of our business, which were historically included in our Commercial segment, primarily focused on providing information technology services to international oil and gas companies. Pursuant to the definitive sale agreement, we retained the assets and obligations of a defined benefit pension plan in the United Kingdom. We have classified the operating results of these business components, including the pension activity through the date of sale, as discontinued operations for all periods presented.

The pre-sale operating results of the business components that we sold for the periods presented were as follows:

	Nine Months Ended October 31
	2011	2010
	(in millions)
Revenues	$71	$150
Costs and expenses:
Cost of revenues	55	120
Selling, general and administrative expenses	11	20
Operating income	$5	$10

During the nine months ended October 31, 2011, we received proceeds of $168 million resulting in a gain on sale before income taxes of $112 million for the nine months ended October 31, 2011 related to this sale. Our results of discontinued operations for the three and nine months ended October 31, 2010 relate primarily to our former subsidiary Telcordia Technologies, Inc. (Telcordia). In March 2001, Telcordia instituted arbitration proceedings against a customer, Telkom South Africa, as a result of a contract dispute. Pursuant to the definitive stock purchase agreement for the fiscal 2006 sale of Telcordia, we were entitled to receive the net proceeds from any settlement after deduction for tax liabilities incurred by Telcordia. In July 2010, Telcordia and Telkom South Africa settled all claims related to these arbitration proceedings. Under the settlement, Telkom South Africa paid $80 million plus amounts for value added taxes (VAT). During the three months ended October 31, 2010, we executed an agreement with Telcordia which resolved matters related to the Telkom South Africa settlement and certain other contingencies related to the fiscal 2006 sale of Telcordia. We recorded after-tax gains of $18 million and $49 million in discontinued operations related to these actions during the three and nine months ended October 31, 2010, respectively. Income from discontinued operations also includes other activity that is immaterial and therefore not described above.

Net Income. Net income decreased $262 million and $268 million for the three and nine months ended October 30, 2011, respectively, as compared to the same periods in the prior year. The decrease in net income for the three and nine months ended October 31, 2011 as compared to the same periods in the prior year reflects a decrease in income from continuing operations.

Net income for Science Applications decreased $262 million and $263 million for the three and nine months ended October 30, 2011, respectively, as compared to the same periods in the prior year for the reasons described above.

Diluted EPS. Diluted EPS for the three months ended October 31, 2011 decreased $.73 as compared to the same period in the prior year. Diluted EPS decreased $.66 per share for the nine months ended October 31, 2011, as compared to the same period in the prior year due to a decrease in net income of $268 million partially offset by a reduction in the diluted weighted average number of shares outstanding of 29 million, or 8%.

Liquidity and Capital Resources

We had $1.463 billion in cash and cash equivalents at October 31, 2011, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in fiscal 2016 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases and payment of current portions of notes payable and long-term debt including our $550 million senior unsecured notes maturing in July 2012. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $1.463 billion and $1.367 billion at October 31, 2011 and January 31, 2011, respectively. The following table summarizes cash flow information for the periods presented:

	Nine Months Ended October 31
	2011	2010
	(in millions)
Total cash flows provided by continuing operations	$633	$562
Total cash flows used in investing activities of continuing operations	(185)	(404)
Total cash flows used in financing activities of continuing operations	(454)	(407)
Increase in cash and cash equivalents from discontinued operations	101	33
Effect of foreign exchange rate changes on cash and cash equivalents	1	(1)
Total increase (decrease) in cash and cash equivalents	$96	$(217)

Cash Provided by Continuing Operations. Cash flows provided by continuing operations increased $71 million for the nine months ended October 31, 2011 as compared to the same period in the prior year. Cash flows from continuing operations for the nine months ended October 31, 2011 were favorably impacted by timing driven decreases in tax payments for continuing operations ($77 million) as compared to the prior year period. Cash flows from continuing operations for the nine months ended October 31, 2010 was also impacted by the receipt of a $56 million royalty payment, partially offset by the funding of performance bonds on our contract with the Greek Government ($23 million).

Cash flows from continuing operations for Science Applications increased $62 million for the nine months ended October 31, 2011 as compared to the same period in the prior year primarily for the reasons described above. Differences in cash flows from operations for Science Applications as compared to SAIC are primarily due to changes in interest payments (which reduce cash flows from operations of Science Applications) made by Science Applications on its note payable to SAIC and changes in excess tax benefits related to stock based compensation (which reduces cash flows from operations for SAIC).

Cash Used in Investing Activities of Continuing Operations. We used $185 million of cash in support of investing activities of continuing operations during the nine months ended October 31, 2011 including $216 million to acquire two businesses and $48 million to purchase property, plant and equipment, partially offset by $78 million of proceeds from the sale of real estate. We used $404 million of cash in support of investing activities of continuing operations during the nine months ended October 31, 2010 including $358 million (net of cash acquired) to acquire two businesses and $52 million to purchase property, plant and equipment.

Cash Used in Financing Activities of Continuing Operations. We used $454 million of cash in support of financing activities of continuing operations during the nine months ended October 31, 2011, including $470 million to repurchase shares of our stock. We used $407 million of cash in support of financing activities of continuing operations during the nine months ended October 31, 2010, including $448 million to repurchase shares of our stock partially offset by $30 million in proceeds from the sale of stock under our employee stock purchase plan and exercises of stock options and $13 million in excess tax benefits associated with stock-based compensation.

Science Applications used cash in financing activities of $451 million for the nine months ended October 31, 2011, including repayment on its note payable with SAIC of $1.047 billion partially offset by proceeds on the note payable of $601 million. Science Applications used cash in financing activities of $413 million for the nine months ended October 31, 2010, including repayment on its note payable with SAIC of $930 million partially offset by proceeds on the note payable of $519 million.

Cash Flows from Discontinued Operations. Cash flows from discontinued operations for the nine months ended October 31, 2011 included proceeds of $168 million from the sale of certain components of our business. Cash flows from discontinued operations for the nine months ended October 31, 2010 included proceeds of $89 million from the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary, Telcordia Technologies, Inc., partially offset by payments of $54 million to our former subsidiary and taxing authorities in connection with this settlement.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Stock Repurchase Program

In December 2010, our board of directors authorized a stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of SAIC common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. As of October 31, 2011, we have repurchased an aggregate of 36 million shares under the 2010 Repurchase Program and there were 4 million shares remaining authorized for repurchase under the 2010 Repurchase Program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which has expired. As of January 31, 2011, the pension plan had an underfunded projected benefit obligation of $20 million. In April 2010, plan participants who were then performing services on the contract transferred to a successor contractor. We expect that certain plan participants will transfer their pension plan assets and obligations to a successor contractor. The impact of these transfers on plan assets and obligations will depend on the number of plan participants who elect to transfer their pension benefits to a successor contractor’s plan, the amount of assets and obligations to be transferred, the performance of the pension plan assets and agreement on the timing of the transfer of the pension plan assets and obligations to a successor contractor’s plan. We have continuing defined benefit pension obligations with respect to certain plan participants; however, benefits are no longer accruing under the plan as of May 2011. In June 2011, we sold the component of our business that contained this pension and employed the pension plan participants. Pursuant to the definitive sale agreement, we retained the assets and obligations of this defined benefit pension plan.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	October 31, 2011	January 31, 2011
	($ in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$448	$448
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	550	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Other notes payable due on various dates through fiscal 2017	0%-3.1%	Various	10	10
Total notes payable and long-term debt			1,852	1,852
Less current portion			553	3
Total notes payable and long-term debt, net of current portion			$1,299	$1,849

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of October 31, 2011.

Credit Facility. SAIC has a revolving credit facility, which provides for up to $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2016. Science Applications has fully and unconditionally guaranteed any borrowings under SAIC’s revolving credit facility. As of October 31, 2011, we had $750 million of available borrowing capacity and as of that date and January 31, 2011, there were no borrowings outstanding under our revolving credit facility. The facility contains financial covenants and customary restrictive covenants. As of October 31, 2011, we were in compliance with all covenants under the revolving credit facility. A failure to meet the financial covenants in the future would reduce and could eliminate our borrowing capacity under the revolving credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds as described in Note 11 of the combined notes to the condensed consolidated financial statements for the three and nine months ended October 31, 2011 contained in this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 10 and 11 of the combined notes to the condensed consolidated financial statements for the three and nine months ended October 31, 2011 contained in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were described in our Registration Statement on Form S-4 (File No. 333-176896), as amended, filed on October 4, 2011, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the nine months ended October 31, 2011.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we refer to internal revenue growth percentage, which is a non-GAAP financial measure that we reconcile to the most directly comparable GAAP financial measure. We calculate our internal revenue growth percentage by comparing our reported revenue for the current year period to the revenue for the prior year period adjusted to include the actual revenue of acquired businesses for the comparable prior year period before acquisition. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year period to our prior year period reported revenue.

We use internal revenue growth percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. Our integration of acquired businesses allows our current management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of the combined enterprise post-acquisition is an important measurement. In addition, as a means of rewarding the successful integration and growth of acquired businesses, and not acquisitions themselves, incentive compensation for our executives and the broader employee population is based, in part, on achievement of revenue targets linked to internal revenue growth.

The limitation of this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure is that internal revenue growth percentage is one of two components of the total revenue growth percentage, which is the most directly comparable GAAP financial measure. We address this limitation by presenting the total revenue growth percentage next to or near disclosures of internal revenue growth percentage. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth percentage is not necessarily comparable to similarly titled financial measures presented by other companies.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Internal revenue growth (contraction) percentages for the three and nine months ended October 31, 2011 were calculated as follows:

	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2011
	($ in millions)
Defense Solutions:
Prior year period’s revenues, as reported	$1,215	$3,484
Revenues of acquired businesses for the comparable prior year period	1	5
Prior year period’s revenues, as adjusted	$1,216	$3,489
Current year period’s revenues, as reported	1,117	3,339
Internal revenue contraction	$(99)	$(150)
Internal revenue contraction percentage	(8)%	(4)%

Health, Energy and Civil Solutions:
Prior year period’s revenues, as reported	$718	$2,095
Revenues of acquired businesses for the comparable prior year period	35	96
Prior year period’s revenues, as adjusted	$753	$2,191
Current year period’s revenues, as reported	758	2,094
Internal revenue growth (contraction)	$5	$(97)
Internal revenue growth (contraction) percentage	1%	(4)%

Intelligence and Cybersecurity Solutions:
Prior year period’s revenues, as reported	$888	$2,565
Revenues of acquired businesses for the comparable prior year period	1	5
Prior year period’s revenues, as adjusted	$889	$2,570
Current year period’s revenues, as reported	936	2,663
Internal revenue growth	$47	$93
Internal revenue growth percentage	5%	4%

Total*:
Prior year period’s revenues, as reported	$2,821	$8,197
Revenues of acquired businesses for the comparable prior year period	37	106
Prior year period’s revenues, as adjusted	$2,858	$8,303
Current year period’s revenues, as reported	2,811	8,095
Internal revenue contraction	$(47)	$(208)
Internal revenue contraction percentage	(2)%	(3)%

*	Total revenues include amounts related to Corporate and Other and intersegment eliminations.

Effects of Inflation

Approximately 50% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both increased commensurate with inflation. As a result, net income as a percentage of total revenues has not been significantly impacted by inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended October 31, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in our Registration Statement on Form S-4 (File No. 333-176896), as amended, filed on October 4, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2011 as a result of the below-described material weakness in internal control over financial reporting.

During the three months ended October 31, 2011, our management concluded that circumstances surrounding the CityTime contract (CityTime) described in detail in Note 10 of the combined notes to the condensed consolidated financial statements for the three and nine months ended October 31, 2011, contained in this Quarterly Report on Form 10-Q under the caption “Timekeeping Contract with the City of New York,” represented a breakdown of the operating effectiveness of certain of our internal controls in our control environment and that this breakdown represented a material weakness in our internal control over financial reporting. A properly functioning control environment is foundational for effective internal control over financial reporting.

Description of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the three months ended October 31, 2011, we concluded that executives responsible for the management and oversight of the CityTime contract failed to respond to certain indicators of potential misconduct or applied inappropriate skepticism about employee concerns related to the possibility the CityTime program manager had an improper business relationship with a principal subcontractor on the CityTime contract. These executives did not promote and maintain an effective control environment for the CityTime program. We do not believe this material weakness in internal controls over financial reporting has resulted in any misstatement of the Company’s annual or interim financial statements.

After a comprehensive review of the CityTime program by the Company, including a review of management performance, the Group President, Deputy Group President and Business Unit General Manager responsible for management and oversight of the CityTime program were removed from their positions and are no longer with the Company. The Company is not aware of any evidence that these individuals had any personal involvement in the fraud in the CityTime program.

Planned Remediation of Material Weakness

In addition to taking the above-described employment actions against the executives responsible for management and oversight on the CityTime program, the Company engaged an outside law firm to undertake a review of key policies and practices in the Company and to recommend changes to strengthen the Company’s control environment, including its culture of ethics, accountability, and compliance. Based on these recommendations, the Company is in the process of finalizing and executing a process improvement and control enhancement plan, which includes management reinforcement of ethics and compliance at all levels of the organization and enhancement of the ethics case management process, investigations, and escalation. The Company believes the above-described employment actions and the steps in the control enhancement plan related to the control environment will remediate the material weakness in the control environment and will help ensure that similar situations do not arise in the future.

Changes in Internal Control over Financial Reporting

Other than changes in our internal control over financial reporting relating to the remediation of the material weakness described above, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 10 of the combined notes to condensed consolidated financial statements for the three and nine months ended October 31, 2011 contained within this Quarterly Report on Form 10-Q.

In addition to the matters disclosed in Note 10, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to governmental agencies and departments and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face penalties, fines, repayments and compensatory damages. Adverse findings could also have a material adverse effect on our business, consolidated financial position, results of operations and cash flows due to our reliance on government contracts.

Item 1A. Risk Factors.

Except for the updated risk factor described below there were no material changes from our previously reported risk factors.

We face substantial uncertainties related to our CityTime contract.

There are ongoing investigations being conducted by the U.S. Attorney’s Office and the New York City Department of Investigations relating to an alleged fraudulent scheme that involves a systems development and implementation contract for an automated time and attendance and workforce management system (CityTime) that we completed in June 2011 for certain agencies of the City of New York (City). We have billed the City approximately $635 million under the contract. We believe that a loss related to the outcome of the CityTime investigations is probable. Based on developments relating to the CityTime investigations, we now estimate that our loss will be at least $232 million and have recorded a loss provision of that amount as of October 31, 2011, consisting of a $52 million reduction in revenue and a $180 million charge to selling, general and administrative expenses. An additional loss is reasonably possible, but an estimate of the maximum amount of such loss currently cannot be estimated. Accordingly, the outcome of these investigations may result in additional damages and penalties, and criminal fines, restitution and other remedies, including suspension or debarment from government contracting, any of which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. In addition, the CityTime investigations and negative publicity about the CityTime program may damage our reputation, which would make it more difficult to compete effectively and may adversely affect our future revenues and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In December 2010, our board of directors authorized a stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of SAIC common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. As of October 31, 2011, we have repurchased an aggregate of 36 million shares under the 2010 Repurchase Program and there were 4 million shares remaining authorized for repurchase under the 2010 Repurchase Program.

The following table presents repurchases of SAIC’s common stock during the quarter ended October 31, 2011:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2011 – August 31, 2011	2,076,333	$15.25	2,073,757	3,825,495
September 1, 2011 – September 30, 2011	98,441	13.21	—	3,825,495
October 1, 2011 – October 31, 2011	46,643	13.28	—	3,825,495

Total	2,221,417	15.12	2,073,757

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

(1)	Includes shares of SAIC common stock purchased as follows:

	August	September	October
Under publicly announced plans or programs	2,073,757	—	—
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	2,576	98,441	46,643
Total	2,076,333	98,441	46,643

(2)	The 2010 Repurchase Program under which we may repurchase up to 40 million shares of SAIC’s common stock was publicly announced in December 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer of SAIC, Inc. and Science Applications International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of SAIC, Inc. and Science Applications International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SAIC, Inc. and Science Applications International Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SAIC, Inc. and Science Applications International Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2011

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

Date: December 8, 2011

Science Applications International Corporation

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer of SAIC, Inc. and Science Applications International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of SAIC, Inc. and Science Applications International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SAIC, Inc. and Science Applications International Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SAIC, Inc. and Science Applications International Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File