Form 10-K
period 2012-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP; SAIC, Inc.
filed 2012-03-27
CIK 353394, 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or jurisdiction of Incorporation	I.R.S. Employer Identification No.
001-33072	SAIC, Inc.	Delaware	20-3562868
1710 SAIC Drive, McLean, Virginia 22102
(703) 676-4300
000-12771	Science Applications International Corporation	Delaware	95-3630868
1710 SAIC Drive, McLean, Virginia 22102
(703) 676-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
SAIC, Inc. Common Stock, Par Value $.0001 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

SAIC, Inc.	Yes ☒	No ☐
Science Applications International Corporation	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

SAIC, Inc.	Yes ☐	No ☒
Science Applications International Corporation	Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SAIC, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Science Applications International Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

SAIC, Inc.	Yes ☐	No ☒
Science Applications International Corporation	Yes ☐	No ☒

As of July 29, 2011, the aggregate market value of SAIC, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $4,485,593,895.

The number of shares issued and outstanding of each issuer’s classes of common stock as of March 9, 2012 was as follows:

SAIC, Inc.	341,095,644 shares of common stock ($.0001 par value per share)
Science Applications International Corporation	5,000 shares of common stock ($.01 par value per share) held by SAIC, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SAIC, Inc.’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Explanatory Note

This Annual Report on Form 10-K is a combined report being filed by SAIC, Inc. (“SAIC”) and Science Applications International Corporation (“Science Applications”). SAIC is a holding company and Science Applications is a direct, 100%-owned subsidiary of SAIC. Each of SAIC and Science Applications is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company, along with combined notes to the consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company”, “we”, “us” and “our” refer collectively to SAIC, Science Applications and its consolidated subsidiaries.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-K

PART I

Item 1. Business

The Company

SAIC is a holding company. Its principal operating company, Science Applications, was formed in 1969. In October 2006, in connection with SAIC becoming a publicly-traded company, Science Applications completed a merger (reorganization merger) in which it became a 100%-owned subsidiary of SAIC, after which SAIC completed an initial public offering of its common stock.

We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Science Applications and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2012 as “fiscal 2012”.

We are a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS), and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets. Our business is focused on using deep domain knowledge to solve issues of vital importance to the nation and the world in the areas of national security, energy and the environment, health and cybersecurity. We are focusing our investments in our strategic growth areas including: intelligence, surveillance and reconnaissance; cybersecurity; logistics, readiness and sustainment; energy and environment; and health information technology. In each of the last three fiscal years, we generated over 90% of our total revenues from contracts with the U.S. Government, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. Government. For additional discussion and analysis related to recent business developments, see “Business Environment and Trends” in Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Reportable Segments

Our business is aligned into four reportable segments: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; and Corporate and Other. While each reportable segment is organized around the markets served and the nature of the products and services provided to customers in those markets as described in the segment descriptions below, we provide a wide array of scientific, engineering, systems integration and technical services and solutions across these reportable segments, but which are performed specifically to meet the needs of the market and customers served in a particular segment. These services and solutions include:

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

•

Cybersecurity. We provide services and solutions to help our customers prepare for, protect against, and respond to a wide array of cybersecurity threats. These services and solutions include designing comprehensive cyber-risk management programs to identify and neutralize cyber attacks, integrating and managing information security services to protect customers’ mission-critical data, identifying and advising in connection with the selection of disaster recovery plans and performing tests to certify that information technology (IT) systems operate in accordance with design requirements.

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

SAIC, Inc. Annual Report  1

PART I

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

Defense Solutions

Defense Solutions provides systems engineering and specialized technical services and solutions in support of command and control, communications, modeling and simulation, logistics, readiness and sustainment and network operations to a broad customer base within the defense industry. Defense Solutions helps design and implement advanced, networked command and control systems to enable U.S. and allied defense customers to plan, direct, coordinate and control forces and operations at strategic, operational and tactical levels. Defense Solutions also provides a wide range of logistics, product support and force modernization solutions, including supply chain management, demand forecasting, distribution, sustaining engineering, maintenance and training services, to enhance the readiness and operational capability of U.S. military personnel and their weapons and support systems. Major customers of Defense Solutions include most branches of the U.S. military. Defense Solutions represented 40%, 43% and 43% of total revenues for fiscal 2012, 2011 and 2010, respectively.

Health, Energy and Civil Solutions

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design, construction and sophisticated IT services across a broad customer base. These services and solutions range from engineering, design and construction services, energy management, renewables and energy distribution/smart-grid, to healthcare IT, data management and analytics, health infrastructure and biomedical support and research. Health, Energy and Civil Solutions also provides integrated security solutions and training expertise in the detection of chemical, biological, radiological, nuclear and explosive threats and designs and develops products and applied technologies that aid anti-terrorism and homeland security efforts, including border, port and security inspection systems and checked baggage explosive detection systems. Major customers of Health, Energy and Civil Solutions primarily include the U.S. federal government, state and local governmental agencies, foreign governments and commercial enterprises in various industries. Health, Energy and Civil Solutions represented 27%, 26% and 27% of total revenues for fiscal 2012, 2011 and 2010, respectively.

Intelligence and Cybersecurity Solutions

Intelligence and Cybersecurity Solutions provides systems and services focused on intelligence, surveillance, reconnaissance and cybersecurity across a broad spectrum of national security programs. Intelligence and Cybersecurity Solutions provides quick reaction, manned and unmanned airborne, maritime, space and ground-based surveillance systems which leverage an understanding of the underlying physics of operating in space, weight and power-constrained environments. Intelligence and Cybersecurity Solutions also provides intelligence collection, processing, exploitation, and dissemination solutions, including systems designed to optimize decision-making in high rate, large volume, and complex data environments. Intelligence and Cybersecurity Solutions provides cybersecurity technology and information management solutions, analytics and forensics, accreditation and testing services, and products that protect data, applications, and modern information technology infrastructures from advanced and persistent threats as well as mission support in the geospatial, intelligence analysis, technical operations, and linguistics domains. Major customers of Intelligence and Cybersecurity Solutions include national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex. Intelligence and Cybersecurity Solutions represented 33%, 31% and 30% of total revenues for fiscal 2012, 2011 and 2010, respectively.

Corporate and Other

Corporate and Other includes the operations of our internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by our U.S. Government customers and certain other revenue and expense items.

For additional information regarding our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and Note 15 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

2  SAIC, Inc. Annual Report

PART I

Acquisitions

The acquisition of businesses is part of our growth strategy to provide new or enhance existing capabilities and offerings to customers and to establish new or enhance existing relationships with customers. During the last five fiscal years, we have completed 15 acquisitions, most notably:

•

In fiscal 2012, we acquired Vitalize Consulting Solutions, Inc., a provider of clinical, business and information technology services for healthcare enterprises. This acquisition by our Health, Energy and Civil Solutions segment expands our capabilities in both federal and commercial markets to help customers better address electronic health record implementation and optimization demand.

•

In fiscal 2011, we acquired Cloudshield Technologies, Inc., a provider of cybersecurity and management services solutions. This acquisition by our Intelligence and Cybersecurity Solutions segment enhanced our cybersecurity offerings and positioned us to bring to market deep packet inspection solutions for high speed networks, enabling us to better meet emerging customer requirements. We also acquired Reveal Imaging Technologies, Inc., a provider of threat detection products and services. This acquisition by our Health, Energy and Civil Solutions segment enhanced our homeland security solutions portfolio by adding U.S. Transportation Security Administration certified explosive detection systems for checked baggage screening to our passenger and cargo inspections systems product offerings.

•

In fiscal 2010, we acquired R.W. Beck Group, Inc., a provider of business, engineering, energy and infrastructure consulting services. This acquisition by our Health, Energy and Civil Solutions segment both enhanced our existing capabilities and offerings in the areas of energy and infrastructure consulting services and provided new capabilities and offerings in disaster preparedness and recovery services. We also acquired Science, Engineering and Technology Associates Corporation, a provider of intelligence, surveillance and reconnaissance information technologies. This acquisition by our Intelligence and Cybersecurity Solutions segment enhanced our service offerings and capabilities by adding information technologies that detect human behaviors to identify human-borne suicide bombers.

•

In fiscal 2009, we acquired SM Consulting, Inc., a provider of language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers. While this acquisition by our Intelligence and Cybersecurity Solutions segment enhanced our existing capabilities and offerings, it also expanded our relationships with DoD customers in adjacent markets for these services. We also acquired Icon Systems, Inc., a provider of laser-based systems and products for military training and testing. This acquisition by our Defense Solutions segment enhanced our wireless live training offerings.

•

In fiscal 2008, we acquired The Benham Companies LLC, a consulting, engineering, and architectural design company. This acquisition by our Health, Energy and Civil Solutions segment provided us with new capabilities and offerings in the areas of industrial manufacturing and facilities design/build and enhanced our existing capabilities and offerings in the areas of energy consulting services and software development and integration services.

Divestitures

From time to time, we divest non-strategic components of our business. During the last five fiscal years, our most notable divestitures included:

•	In fiscal 2012, we completed the sale of certain components of our business which were primarily focused on providing information technology services to international oil and gas companies.

•

In fiscal 2008, we completed a reorganization transaction involving our 55% interest in AMSEC LLC, a consolidated majority-owned subsidiary, resulting in the disposition of our 55% interest in AMSEC LLC in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC.

Key Customers

Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States. In each of fiscal 2012, 2011 and 2010, over 90% of our total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during each of the last three fiscal years from each of the U.S. Army and U.S. Navy. Each of these customers has a number of subsidiary agencies which have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.

The percentage of total revenues attributable to the U.S. Army and U.S. Navy for each of the last three fiscal years was as follows:

	Year Ended January 31
	2012	2011	2010
U.S. Army	26%	23%	24%
U.S. Navy	13	13	13

SAIC, Inc. Annual Report  3

PART I

Contract Procurement

Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. The U.S. Government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. Government customers employ several procurement contracting methods to purchase services and solutions. Budgetary pressures and reforms in the procurement process have caused many U.S. Government customers to increasingly purchase services and products using contracting processes that give them the ability to select multiple winners or pre-qualify certain contractors to provide various services or products on established general terms and conditions rather than through single award contracts. The predominant contracting methods through which U.S. Government agencies procure services and products include the following:

•

Single Award Contracts. U.S. Government agencies may procure services and products through single award contracts which specify the scope of services and products that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of contractor bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of services or products from the single successful awardee.

•

Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. The U.S. Government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. Government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as “government-wide acquisition contracts”. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. Government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract, and in the case of a multi-award IDIQ, the contractor from which such purchases may be made.

•

U.S. General Services Administration (GSA) Schedule Contracts. The GSA maintains listings of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. Government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract.

We often team with other parties, including our competitors, to submit bids for large U.S Government procurements or other opportunities where we believe that the combination of services and products that we can provide as a team will help us win and perform the contract. Our relationships with our teammates, including whether we serve as the prime contractor or as a subcontractor, vary with each contract opportunity and typically depend on the program, contract or customer requirements, as well as the relative size, qualifications, capabilities, customer relationships and experience of our company and our teammates.

Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. These regulations and risks are described in more detail below under “Business–Regulation” and “Risk Factors” in this Annual Report on Form 10-K.

4  SAIC, Inc. Annual Report

PART I

Contract Types

Generally, the type of contract for our services and products is determined by or negotiated with the U.S. Government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

•

Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts generally subject us to lower risk, but generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.

•

Time-and-materials (T&M) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over the period of performance of the contracts.

•

Fixed-price-level-of-effort (FP-LOE) contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time on work that can be stated only in general terms. This type of contract is generally used when the contractor is required to perform an investigation or study in a specific research and development area and to provide a report showing the results achieved based on the level of effort. Payment is based on the effort expended rather than the results achieved.

•

Firm-fixed-price (FFP) contracts provide for a fixed price for specified products, systems and/or services. This type of contract is generally used when the government acquires products and services on the basis of reasonably definitive specifications and which have a determinable fair and reasonable price. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2012, 2011 and 2010, see “Key Financial Metrics—Contract Types” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K. We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. For additional discussion and analysis of backlog, see “Key Financial Metrics—Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Competition

Competition for contracts is intense and we often compete against a large number of established multinational corporations which may have greater financial capabilities than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. Government’s own capabilities and federal non-profit contract research centers. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts, and bid against these team members in other situations. We believe that our principal competitors currently include the following companies:

•

the engineering and technical services divisions of large defense contractors which provide U.S. Government IT services in addition to other hardware systems and products, including such companies as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, BAE Systems plc, L-3 Communications Corporation and Raytheon Company;

SAIC, Inc. Annual Report  5

PART I

•

contractors focused principally on technical services, including U.S. Government IT services, such as Battelle Memorial Institute, Booz Allen Hamilton Inc., CACI International Inc, ManTech International Corporation, Serco Group plc and SRA International, Inc.;

•

diversified commercial and U.S. Government IT providers, such as Accenture plc, Computer Sciences Corporation, HP Enterprise Services, International Business Machines Corporation and Unisys Corporation;

•	contractors who provide engineering, consulting, design and construction services, such as Jacobs Engineering Group, URS Corporation, KBR, Inc. and CH2M Hill Companies Ltd.; and

•

contractors focused on supplying homeland security product solutions, including American Science and Engineering, Inc., OSI Systems, Inc., L-3 Communications Corporation, General Electric Company and Smiths Group plc and contractors providing supply chain management and other logistics services, including Agility Logistics, Inc. (a subsidiary of Agility Public Warehousing Company K.S.C.).

We compete on various factors including, our technical expertise and qualified professional and/or security-cleared personnel, our ability to deliver innovative cost-effective solutions in a timely manner, successful program execution, our reputation and standing with customers, pricing and the size and geographic presence of our company.

The U.S. Government has indicated that it intends to increase industry competition for future procurement of products and services, which has led to fewer sole source awards and more emphasis on cost competitiveness and affordability. In addition, procurement initiatives to improve efficiency, refocus priorities and enhance best practices could result in fewer new opportunities for our industry as a whole, which would intensify competition within the industry as companies compete for a more limited set of new programs.

Patents and Proprietary Information

Our technical services and products are not generally dependent upon patent protection, although we do selectively seek patent protection. We claim a proprietary interest in certain of our products, software programs, methodologies and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means. We selectively pursue opportunities to license or transfer our technologies to third parties.

In connection with the performance of services, the U.S. Government has certain rights to inventions, data, software codes and related material that we develop under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose or license such information to third parties, including, in some instances, our competitors. In the case of some subcontracts that we perform, the prime contractor may also have certain rights to the programs and products that we develop under the subcontract.

Research and Development

We conduct research and development activities under customer-funded contracts and with company-funded internal research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. IR&D expenses are included in selling, general and administrative expenses and are generally allocated to U.S. Government contracts. In fiscal 2012, 2011 and 2010, our company-funded IR&D expense was $93 million, $55 million and $49 million, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues.

Seasonality

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter ending October 31. In addition, as a result of the cyclical nature of the U.S. Government budget process and a greater number of holidays in our fourth fiscal quarter ending January 31, as compared to our third fiscal quarter ending October 31, we typically experience sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 20 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Regulation

We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including agencies of the DoD, the intelligence community and DHS. When working with these and other U.S. Government agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. Among other things, these laws and regulations:

•	require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

6  SAIC, Inc. Annual Report

PART I

•	define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts;

•

require reviews by the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and other U.S. Government agencies of compliance with government standards for accounting and management internal control systems;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•

require us not to compete for or to divest work if an organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated.

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics training and other compliance training relevant to their position.

Some of our operations and service offerings involve access to and use by us of personally identifiable information and/or protected health information, which activities are regulated by extensive federal and state privacy and data security laws requiring organizations to provide certain privacy protections and security safeguards for such information.

Internationally, we are subject to special U.S. Government laws and regulations, local government laws and regulations and procurement policies and practices (including laws and regulations relating to bribery of foreign government officials, import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks.

Environmental Matters

Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. In addition, our operations may become subject to future laws and regulations, including those related to climate change and environmental sustainability. Failure to comply with these laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government, or could cause us to incur costs to change, upgrade, remediate and/or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Our services and operations involve the assessment or remediation of environmental hazards, as well as using, handling or disposing of hazardous substances. Environmental laws may impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to hazardous substance releases for which we are otherwise liable or relating to exposure to or the mishandling of hazardous substances in connection with our current and former operations or services, including our current and prior ownership of properties. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.

Employees and Consultants

As of January 31, 2012, we employed approximately 41,100 full and part-time employees. We also utilize consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

The highly technical and complex services and products that we provide are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills and, in many cases, security clearances. Due to the increased competition for qualified personnel, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which has affected and may to continue to affect our growth. We intend to continue to devote significant resources to recruit, develop and retain qualified employees.

Company Website and Information

Our website can be accessed at www.saic.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  7

PART I

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:

SAIC, Inc.

1710 SAIC Drive

McLean, VA 22102

Attention: Corporate Secretary

Telephone: (703) 676-4300

Item 1A. Risk Factors

In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, climate change or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in the price of our stock.

Risks Relating to Our Business

We depend on government agencies as our primary customer and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected.

We generated over 90% of our total revenues during each of the last three fiscal years from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during each of the last three fiscal years from each of the U.S. Army and U.S. Navy. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and growing these revenues. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, defects in products, reports or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. In addition, negative publicity regarding our work for state and local government and commercial customers may harm our reputation with these customers as well as with our federal government customers. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues and growth prospects would be adversely affected.

A decline in the U.S. Government defense budget, changes in budgetary priorities or timing of contract awards may adversely affect our future revenues and limit our growth prospects.

Revenues under contracts with the DoD, either as a prime contractor or subcontractor to other contractors, represented approximately 75% of our total revenues in fiscal 2012. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, including the Budget Control Act of 2011, designed to reduce overall levels of government spending, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a significant portion of which comes from DoD baseline spending reductions. In addition, unless the Budget Control Act is amended, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years will be triggered beginning in the U.S. Government fiscal year ending September 30, 2013. These spending cuts are expected to further reduce DoD and homeland security spending, as well as other federal agency spending. The U.S. Government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract or task order awards for defense-related programs, including programs from which we expect to derive a significant portion of our future revenues. In addition, changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a

8  SAIC, Inc. Annual Report

PART I

significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

Because we depend on U.S. Government contracts, a delay in the completion of the U.S. Government’s budget process could delay procurement of the products, services and solutions we provide and have an adverse effect on our future revenues.

The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being cancelled. We have from time to time experienced a decline in revenues in our fourth quarter ending January 31 and beyond as a result of this annual budget cycle, and we could experience similar declines in revenues from future delays in the budget process. In years when the U.S. Government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, or the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, when supplemental appropriations are required to operate the U.S. Government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.

We face significant uncertainties related to the settlement of the CityTime investigations, which may have an adverse effect on our business and reputation.

With a substantial portion of our business derived from U.S. Government contracts, we have been in discussions with our U.S. Government customers regarding the CityTime matter, including the deferred prosecution agreement (DPA) and resolution of the matter with the U.S. Attorney’s Office for the Southern District of New York and the City of New York. While we do not expect to be terminated on existing U.S. Government contracts or precluded from bidding on new U.S. Government contracts, we are working to resolve these matters with these government customers as quickly as possible, but no assurances can be given as to the timing or outcome of these discussions. If our contracts are terminated or we are precluded from bidding on new U.S. Government contracts, our financial position, results of operations and cash flows would be materially and adversely affected. In addition, our compliance with the terms and conditions of the DPA, including the appointment of an independent monitor, will require significant resources and management involvement. If we fail to comply with any terms or conditions of the DPA, including ongoing legal and regulatory compliance obligations, the U.S. Attorney’s Office may extend the term of the DPA or independent monitor or we could face criminal prosecution, additional damages and penalties. Publicity about the CityTime investigations and the terms of the settlement may also damage our reputation, which could make it more difficult to compete effectively and may adversely affect our future revenues and growth prospects.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. Government contracts, disqualification from bidding on future U.S. Government contracts and suspension or debarment from U.S. Government contracting.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant statutes and regulations that affect us include:

•	the Federal Acquisition Regulation (FAR) and supplements, which regulate the formation, administration and performance of U.S. Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•

the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials;

•	the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and

•	the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts.

The FAR and many of our U.S. Government contracts contain organizational conflict of interest clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. Organizational conflicts of interest arise when we engage in activities that may make us unable to render impartial assistance or advice to

SAIC, Inc. Annual Report  9

PART I

the U.S. Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. A conflict of interest issue that precludes our competition for or performance on a significant program or contract could harm our prospects.

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. Government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

Our business is subject to reviews, audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.

U.S. Government agencies, including the DCAA, DCMA and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, estimating system, purchasing system, property system and earned value management system.

Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA previously used in reviewing some of our systems and other government contractors’ systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, certain previous audit reports were rescinded, the current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.

A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our corrections are accepted by DCMA. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems, including our changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

Our indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2004 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our business is subject to governmental review and investigation which could adversely affect our profitability, cash position and growth prospects.

We are routinely subject to governmental investigations relating to our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.

10  SAIC, Inc. Annual Report

PART I

More generally, increases in scrutiny and investigations from government organizations, legislative bodies or agencies into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation, profitability and growth prospects.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business and our future results.

Due to the competitive process to obtain contracts and an increase in bid protests, we may be unable to achieve or sustain revenue growth and profitability.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. Government has increasingly relied on contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful task orders, and to the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of start up and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.

The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve or sustain revenue growth and may suffer a decline in revenues.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decision by the U.S. Government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.

We have experienced and continue to experience periodic performance issues under certain of our contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

Our business is highly competitive and we compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. Additionally, we compete with the U.S. Government’s own capabilities and federal non-profit contract research centers.

The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these

SAIC, Inc. Annual Report  11

PART I

changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete.

Our failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy.

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results.

In addition to attracting and retaining qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business and generate new business. Our senior management team is important to our business because personal reputations and individual business relationships are a critical element of retaining and obtaining customer contracts in our industry, particularly with agencies performing classified operations. In the past year, we have experienced changes in our senior executive team, including the appointment of a new Chief Executive Officer effective March 1, 2012. Our inability to retain appropriately qualified and experienced senior executives could cause us to lose customers or new business opportunities.

We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.

As of January 31, 2012, our total backlog was $18.0 billion, which included $5.5 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or in some cases never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenues, growth prospects and profitability could be adversely affected.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenues under various types of contracts, which include cost reimbursement, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. Our operating results in any period may also be affected, positively or negatively, by variable purchasing patterns by our customers of our more profitable proprietary products.

Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 25% of our total revenues for fiscal 2012. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the

12  SAIC, Inc. Annual Report

PART I

performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

We use estimates in recognizing revenues and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

Revenues from our contracts are primarily recognized using the percentage-of-completion method or on the basis of partial performance towards completion. These methodologies require estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

Our business and financial results could be negatively affected by cyber or other security threats.

As a U.S. Government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we handle sensitive information. Therefore, we are continuously exposed to cyber and other security threats, including computer viruses, attacks by hackers or physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such incident. We may experience similar security threats to the information technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Customer systems failures could damage our reputation and adversely affect our revenues and profitability.

Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have

SAIC, Inc. Annual Report  13

PART I

programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cybersecurity threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

We have contracts with the U.S. Government that are classified which may limit investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. Government that are subject to security restrictions (classified programs), which preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business.

Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.

We are subject to a number of lawsuits and claims described in Note 17 of the combined notes to our consolidated financial statements contained within this Annual Report on Form 10-K, as may be updated in our future filings with the SEC, including our Quarterly Reports on Form 10-Q. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims, including those described in Note 17 of the combined notes to our consolidated financial statements, are subject to inherent uncertainties and management’s view of these matters may change in the future.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. We are also focused on expanding our business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.

One component of our growth strategy is to selectively pursue strategic acquisitions, investments and joint ventures. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including:

•	we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;

•

we may not be able to accurately estimate the financial effect of acquisitions and investments on our business and we may not realize anticipated synergies or acquisitions may not result in improved operating performance;

•	we may encounter performance problems with acquired technologies, capabilities and products, particularly with respect to those that are still in development when acquired;

14  SAIC, Inc. Annual Report

PART I

•

we may have trouble retaining key employees and customers of an acquired business or otherwise integrating such businesses, such as incompatible accounting, information management, or other control systems, which could result in unforeseen difficulties;

•	we may assume material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification;

•	we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs;

•

acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins and we may be unable to recover investments in any such acquisitions;

•	acquisitions, investments and joint ventures may require us to spend a significant amount of cash or to issue capital stock, resulting in dilution of ownership; and

•	we may not be able to effectively influence the operations of our joint ventures or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.

If our acquisitions, investments or joint ventures fail, perform poorly or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.

In addition, we periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results.

Goodwill and other intangible assets represent approximately 30% of our total assets and any impairment of these assets could negatively impact our results of operations.

Intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

We rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and the other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. Government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. Government contractor which could increase competition for future contracts and impair our ability to perform on contracts.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. Current uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. Government.

SAIC, Inc. Annual Report  15

PART I

We provide professional engineering and other services, including engineering-procurement-construction, design build, project delivery and commissioning, in connection with complex projects that involve significant risks and may require long-term capital.

In connection with certain projects, we may commit to a specific completion date or performance standards, which may expose us to significant additional costs and reputational damage if we miss the completion date or fail to achieve the performance standards, including agreed upon financial damages. Project performance can be affected by a number of factors beyond our control, including delays from governmental inaction, public opposition, inability to obtain financing, weather, unavailability of materials, changes in project scope, accidents, environmental hazards, labor disruptions and other factors. If we assume risks related to these events, such risks may not be insurable or may only be insurable on unacceptable terms. If these events occur, the total project costs could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate overall profitability and have an adverse effect on our financial position and cash flows.

In some projects, we may commit substantial resources before receiving payments, either because of project cash flow timing or because we agree to delay payment for services until after project completion. We may also provide interim or other financing before the project is completed or otherwise secures capital from other sources. If a project is not successful, if a customer is unable to repay us, or if any source of financing does not provide its anticipated capital, we could incur losses, including amounts relating to work performed prior to execution of a customer contract or in connection with financing we provided, which would have an adverse effect on our financial position and cash flows. Tightening of credit or equity markets could increase this risk, as customers or other financing sources may be unable to secure funds.

Our services and operations sometimes involve using, handling or disposing of hazardous substances, which could expose us to potentially significant liabilities.

Our services and operations involve the assessment or remediation of environmental hazards, as well as the use, handling or disposal of hazardous substances. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government. Additionally, our current and previous ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we have any violations of, or incur liabilities pursuant to, these laws or regulations, our financial condition and operating results could be adversely affected.

We could incur significant liabilities and suffer negative publicity if our inspection or detection systems fail to detect bombs, explosives, weapons, contraband or other threats.

We design, develop, manufacture, sell, service and maintain various inspection systems that are designed to assist in the detection of bombs, explosives, weapons, contraband or other threats. In some instances, we also train operators of such systems. Many of these systems utilize software algorithms that are probabilistic in nature and subject to significant technical limitations. Many of these systems are also dependent on the performance of their operators. There are many factors, some of which are beyond our control, which could result in the failure of our products to help detect the presence of bombs, explosives, weapons, contraband or other threats. Some of these factors could include operator error, inherent limitations in our systems, and misuse or malfunction of our systems. The failure of our systems to help detect the presence of any of these dangerous materials could lead to injury, death and extensive property damage and may lead to product liability, professional liability, or other claims against us. Further, if our systems fail to, or are perceived to have failed to help detect a threat, the negative publicity from such incident could have a material adverse effect on our business.

Our insurance may be insufficient to protect us from product and other liability claims or losses.

We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. If any of our third-party insurers fail, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims or losses exceed our current or available insurance coverage, our business and prospects may be harmed. Regardless of the adequacy of our liability insurance coverages, any significant claim may have an adverse affect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues.

16  SAIC, Inc. Annual Report

PART I

We face risks associated with our international business.

Our international business operations may be subject to additional and different risks than our U.S. business. Failure to comply with U.S. Government laws and regulations applicable to international business such as the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. Government and could expose us to administrative, civil or criminal penalties. Additionally, these risks relating to international operations may expose us to potentially significant contract losses.

In some countries, there is increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. International transactions can also involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes, restrictive trade policies and differing legal systems. We provide services and products in support of U.S. Government customers in countries with governments that may be or may become unstable, which increases the risk of an incident resulting in injury or loss of life, or damage or destruction of property, or inability to meet our contractual obligations. Although our international operations have historically generated a small proportion of our revenues, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect our business.

Our financial results may be adversely affected by our underfunded United Kingdom pension plan.

Our financial results may be adversely impacted by the expense amount that we record for a pension plan that we sponsor in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which has expired. While benefits are no longer accruing under this plan, we have continuing defined benefit pension obligations with respect to certain plan participants.

We recognize all net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (which is referred to as the corridor) annually in continuing operations in the fourth quarter of each fiscal year and whenever a plan is remeasured, which may cause our pension expense in our fourth quarter ending January 31 to be volatile and our financial results to fluctuate, potentially adversely. Our pension plan expense and the amount and timing of required contributions may also be affected by economic factors, such as the level of return on pension plan assets and changes in interest rates, legislation and other government regulatory changes.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our proprietary information and intellectual property rights could adversely affect our competitive position.

We rely principally on trade secrets to protect much of our intellectual property in cases where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected. In addition, in connection with the performance of services, the U.S. Government has certain rights to inventions, data, software codes and related material that we develop under government-funded contracts and subcontracts, which means that U.S. Government may disclose or license our information to third parties, including, in some instances, our competitors.

In the course of conducting our business, we may inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. The expense of defending these claims may adversely affect our financial results.

Business disruptions caused by natural disasters and other crises could adversely affect our profitability and our overall financial position.

We have significant operations located in regions of the United States that may be exposed to damaging storms and other natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by pandemics and other national or international crises. Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenues from sales to customers, we could experience a material adverse effect on our financial position and results of operations. Performance failures and disruptions by our subcontractors due to these types of events may also adversely affect our ability to perform our obligations on a prime contract, which could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor or the customer and could result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

SAIC, Inc. Annual Report  17

PART I

Our financial results may vary significantly from period-to-period.

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section and other matters described elsewhere in this Annual Report on Form 10-K.

Risks Relating to SAIC’s Stock

Provisions in SAIC’s charter documents and under Delaware law could delay or prevent transactions that many stockholders may favor.

Some provisions of SAIC’s certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include the following:

•

SAIC’s certificate of incorporation provides that its bylaws and certain provisions of its certificate of incorporation may be amended by only two-thirds or more voting power of all of the outstanding shares entitled to vote. These supermajority voting requirements could impede our stockholders’ ability to make changes to SAIC’s certificate of incorporation and bylaws.

•

SAIC’s certificate of incorporation contains certain supermajority voting provisions, which generally provide that mergers and certain other business combinations between SAIC and a related person be approved by the holders of securities having at least 80% of SAIC’s outstanding voting power, as well as by the holders of a majority of the voting power of such securities that are not owned by the related person.

•

SAIC’s stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of SAIC’s capital stock are limited in their ability to take certain actions other than in connection with its annual stockholders’ meeting or a special meeting called at the request of qualified stockholders as provided in SAIC’s certificate of incorporation and bylaws.

•

SAIC’s board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for SAIC’s board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, SAIC is also subject to certain restrictions on business combinations. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years, or among other things, SAIC’s board of directors has approved the business combination or the transaction pursuant to which such person became a 15% holder prior to the time the person became a 15% holder.

Forward-Looking Statement Risks

You may not be able to rely on forward-looking statements.

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:

•	uncertainties related to the CityTime settlement;

•	developments in the U.S. Government defense budget, including budget reductions, implementation of spending limits or changes in budgetary priorities, or delays in the U.S. Government budget process;

•	delays in the U.S. Government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;

•	changes in U.S. Government procurement rules, regulations, and practices;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

18  SAIC, Inc. Annual Report

PART I

•	governmental reviews, audits and investigations of our company;

•	our ability to effectively compete and win contracts with the U.S. Government and other customers;

•	our ability to attract, train and retain skilled employees, including our management team, and to obtain security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	cybersecurity, data security or other security threats, system failures or other disruptions of our business;

•	resolution of legal and other disputes with our customers and others or legal or regulatory compliance issues;

•	our ability to effectively acquire businesses and make investments;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to manage performance and other risks related to customer contracts, including complex engineering or design build projects;

•	the failure of our inspection or detection systems to detect threats;

•	the adequacy of our insurance programs designed to protect us from significant product or other liability claims;

•	our ability to manage risks associated with our international business; and

•	our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.

We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 31, 2012, we conducted our operations in approximately 416 offices located in 42 states, the District of Columbia and various foreign countries. We consider our facilities suitable and adequate for our present needs. We occupy approximately 9.7 million square feet of floor space. Of this amount, we own approximately 2.1 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C. and San Diego, California metropolitan areas, where we occupy approximately 3.0 million square feet of floor space and 0.9 million square feet of floor space, respectively. We also have employees working at customer sites throughout the United States and in other countries. As of January 31, 2012, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
McLean, Virginia	4	896,000	18.3
San Diego, California	4	455,000	11.4
Virginia Beach, Virginia	2	159,000	22.5
Huntsville, Alabama	1	102,000	11.3
Columbia, Maryland	1	95,000	7.3
Colorado Springs, Colorado	1	86,000	5.8
Orlando, Florida	1	85,000	18.0
Oak Ridge, Tennessee	1	83,000	12.5
Dayton, Ohio	2	79,000	4.5
Reston, Virginia	1	62,000	2.6
Richland, Washington	1	24,000	3.1

The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments. See Note 13 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Item 3. Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 17 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  19

PART I

In addition to the matters disclosed in Note 17, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with contract performance and organizational conflicts of interest, with respect to our role as a contractor to governmental agencies and departments and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face penalties, fines, repayments, compensatory damages or suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on our reputation, our business, consolidated financial position, results of operations and cash flows due to our reliance on government contracts.

Item 4. Mine Safety Disclosures

Not applicable.

20  SAIC, Inc. Annual Report

PART I

Executive and Other Key Officers of the Registrant

The following is a list of the names and ages (as of March 27, 2012) of all of our key officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. Except as otherwise noted, each of the persons listed below has served in his or her present capacity for us for at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal. Science Applications became a 100%-owned subsidiary of SAIC in October 2006 through a reorganization merger in connection with SAIC’s initial public offering and listing on the New York Stock Exchange. Accordingly, in the following biographical information, references to terms of service as an executive officer beginning or continuing after the reorganization merger refer to service for both companies, while service prior to the reorganization merger refers to service for Science Applications only.

Name of officer	Age	Position(s) with the company and prior business experience
Amy E. Alving	49	Chief Technology Officer and Senior Vice President since 2007. Dr. Alving held various positions with us since 2005, including serving as Chief Scientist from June 2007 to December 2007. Prior to joining us, Dr. Alving served as the Director of the Special Projects Office with Defense Advanced Research Projects Agency from 2001 to 2005 and was a White House fellow at the Department of Commerce from 1997 to 1998.

Thomas G. Baybrook*	67	Group President (Acting) since October 2011. Upon joining us in 1999, Mr. Baybrook led U.S. Navy and Marine Corps marketing efforts for the then Systems Engineering group. In 2005, he served as the Deputy Business Unit Manager prior to becoming General Manager of the Defense and Maritime Solutions business unit. Prior to joining us, Mr. Baybrook held various positions with Intergraph Corporation and is retired from the U.S. Army.

Joseph W. Craver III*	53	Group President since 2007. Mr. Craver previously held various positions with us since 1989, including serving in successive line managerial positions from 1997 to 2007. Prior to joining us, Mr. Craver held various positions with the U.S. Navy nuclear submarine program from 1981 to 1989.

James E. Cuff*	52	Executive Vice President for Corporate Development since 2010. Mr. Cuff has held various positions with us since 1991, including Senior Vice President and General Manager of our Logistics and Engineering Solutions business unit from April 2001 to August 2010. Prior to joining us through our acquisition of Logistics Systems Architects in 1991, Mr. Cuff served four years in several senior positions, and seven years in the private sector systems integration business, serving in a variety of management and business development positions.

Steven P. Fisher	51	Treasurer and Senior Vice President since 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.

John R. Hartley*	46	Senior Vice President and Corporate Controller since 2005. Mr. Hartley has held various positions within our finance organization since 2001. For 12 years prior to that, Mr. Hartley was with the accounting firm currently known as Deloitte & Touche LLP.

Deborah L. James*	53	Executive Vice President for Communications and Government Affairs since 2010. Ms. James served as Business Unit General Manager for the Command, Control, Communications, Computers, and Information Technology business unit from March 2005 to August 2010. Immediately prior to joining us in 2002, Ms. James was the Executive Vice President and Chief Operating Officer of the Business Executives for National Security. She has served in senior homeland and national security management, policy and program positions in government and the private sector for more than 25 years.

SAIC, Inc. Annual Report  21

PART I

Name of officer	Age	Position(s) with the company and prior business experience

John P. Jumper*	67	Chief Executive Officer and President since March 2012 and Director since 2005. General John P. Jumper retired from the United States Air Force in 2005 after nearly 40 years of service. From September 2001 to November 2005, General Jumper was the Chief of Staff of the United States Air Force, serving as the senior uniformed Air Force officer responsible for the organization, training and equipping of active-duty, guard, reserve and civilian forces serving in the United States and overseas. As a member of the Joint Chiefs of Staff, General Jumper functioned as a military advisor to the Secretary of Defense, National Security Council and the President. General Jumper is also a member of the Boards of Directors of Goodrich Corporation, NACCO Industries, Inc., and Wesco Aircraft Hardware. He was previously a director of TechTeam Global, Inc. until May 2009, Somanetics Corporation until June 2010, and Jacobs Engineering Group, Inc. until February 2012.

Brian F. Keenan*	55	Executive Vice President for Human Resources since 2007. Mr. Keenan previously held various positions with us since 2000, including serving as Vice President and Director of U.S. Human Resource operations from 2004 to 2007. Prior to joining us, Mr. Keenan held various positions with Mobil and ExxonMobil from 1985 to 2000.

Vincent A. Maffeo*	61	Executive Vice President and General Counsel since 2010. Prior to joining us in June 2010, from 1977 to 2009, Mr. Maffeo was with ITT Corporation, a high-technology engineering and manufacturing company, where he served as Senior Vice President and General Counsel from 1995 until 2009. He held various other increasingly responsible legal positions at ITT Corporation in the telecommunications, defense and automotive businesses, and at the European Headquarters of ITT Europe, before becoming General Counsel.

Anthony J. Moraco*	52	Group President since March 2012. Mr. Moraco also served as Executive Vice President for Operations and Performance Excellence from August 2010 to March 2012 and as Business Unit General Manager and deputy of the Space and Geospatial Intelligence business unit from February 2006 to August 2010. Prior to joining us in 2006, Mr. Moraco was with the Boeing Company from 2000 to 2006 and served as the Deputy General Manager of Mission Systems in the Space & Intelligence Systems organization and also the Director of Homeland Security Technology Integration.

K. Stuart Shea*	55	Chief Operating Officer since March 2012. Mr. Shea also served as Group President from 2007 to March 2012 and as Senior Vice President and Business Unit General Manager from 2005 to 2007. Prior to joining us, Mr. Shea served as Vice President and Executive Director of Northrop Grumman Corporation’s TASC Space and Intelligence operating unit from 1999 to 2005, and led other organizations from 1987 to 1999. Mr. Shea held positions with PAR Technology Corporation from 1982 to 1987.

Mark W. Sopp*	46	Executive Vice President and Chief Financial Officer since 2005. Prior to joining us, Mr. Sopp served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation, a defense and intelligence contractor, from April 2001 to July 2005 and Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, from 1998 to 2001.

*	Indicates an executive officer.

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being incorporated by reference from the definitive Proxy Statement used in connection with the solicitation of proxies for SAIC’s 2012 Annual Meeting of Stockholders (2012 Proxy Statement).

22  SAIC, Inc. Annual Report

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SAIC’s common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “SAI.” Science Applications is a wholly-owned subsidiary of SAIC and there is no public trading market for common stock of Science Applications.

Historical Stock Prices

The range of high and low sales prices at closing of SAIC’s common stock on the NYSE for each fiscal quarter during the last two fiscal years was as follows:

	Fiscal 2012
Fiscal Quarter	High	Low
1st quarter (February 1, 2011 to April 30, 2011)	$17.55	$15.88
2nd quarter (May 1, 2011 to July 31, 2011)	$17.56	$16.03
3rd quarter (August 1, 2011 to October 31, 2011)	$15.59	$11.32
4th quarter (November 1, 2011 to January 31, 2012)	$13.26	$11.26

	Fiscal 2011
Fiscal Quarter	High	Low
1st quarter (February 1, 2010 to April 30, 2010)	$19.70	$17.20
2nd quarter (May 1, 2010 to July 31, 2010)	$18.09	$16.43
3rd quarter (August 1, 2010 to October 31, 2010)	$17.16	$14.88
4th quarter (November 1, 2010 to January 31, 2011)	$16.69	$15.13

Holders of Common Stock

As of March 9, 2012, there were approximately 32,600 holders of record of SAIC common stock. The number of stockholders of record of SAIC common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. SAIC is the holder of record of all Science Applications’ common stock.

Dividend Policy

SAIC has never paid any cash dividends on its capital stock. In March 2012, SAIC’s board of directors approved the initiation of a quarterly dividend and declared a dividend of $0.12 per share of SAIC common stock payable on April 30, 2012 to stockholders of record on April 16, 2012. SAIC intends to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by SAIC’s board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, applicable contractual restrictions and other factors that our board of directors deems relevant. In addition, our ability to declare and pay future dividends on SAIC stock may be restricted by the provisions of Delaware law and covenants in our revolving credit facility.

In connection with the October 2006 reorganization merger (in which Science Applications became a subsidiary of SAIC) and initial public offering, Science Applications declared a special dividend. Science Applications has never declared or paid cash dividends to its sole stockholder, SAIC, following the reorganization merger. Science Applications may declare and pay cash dividends to SAIC from time to time, but there is no present intention to do so in the foreseeable future.

SAIC, Inc. Annual Report  23

PART II

Stock Performance Graph

The following graph compares the total cumulative five-year return on SAIC common stock through our fiscal year ended January 31, 2012 to two indices: (i) the Standard & Poor’s 500 Composite Stock Index and (ii) the Standard & Poor’s North American Technology-Services Index (formerly known as the Goldman Sachs Technology-Services Index). As of January 31, 2012, SAIC common stock was a component of each of the comparison indices. The graph assumes an initial investment of $100 on February 1, 2007 and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of SAIC common stock.

Purchases of Equity Securities

In December 2010, our board of directors authorized a stock repurchase program (the 2010 Repurchase Program) under which we could repurchase up to 40 million shares of SAIC common stock. As of January 31, 2012, we repurchased an aggregate of 36 million shares under the 2010 Repurchase Program. In March 2012, our board of directors terminated the 2010 Repurchase Program and authorized a new stock repurchase program under which we may repurchase up to 40 million shares of SAIC common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

The following table presents repurchases of SAIC’s common stock during the quarter ended January 31, 2012:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2011 – November 30, 2011	8	$11.88	—	3,825,495
December 1, 2011 – December 31, 2011	22,313	$12.19	—	3,825,495
January 1, 2012 – January 31, 2012	880	$12.29	—	3,825,495
Total	23,201	$12.19	—

(1)	Includes shares of SAIC common stock purchased as follows:

	November	December	January
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	8	22,313	880

(2)	The 2010 Repurchase Program was publicly announced in December 2010 and was terminated and replaced with a new plan in March 2012.

24  SAIC, Inc. Annual Report

PART II

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our consolidated financial statements for each of the fiscal years in the five year period ended January 31, 2012. As SAIC is a holding company and it consolidates Science Applications for financial statement purposes, the following financial data relates to both companies, except where otherwise indicated. Science Application’s revenues and expenses comprise 100% of SAIC’s revenues and operating expenses. In addition, Science Applications comprises approximately the entire balance of SAIC’s assets, liabilities and operating cash flows, except for a note receivable from Science Applications to SAIC on which Science Applications pays interest.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and our consolidated financial statements and the combined notes thereto contained within this Annual Report on Form 10-K.

	Year Ended January 31
	2012(1)	2011	2010	2009	2008
	(in millions, except per share data)
Consolidated Statement of Income Data:
SAIC:
Revenues	$10,587	$10,921	$10,580	$9,768	$8,592
Operating income	311	947	836	747	638
Income (loss) from continuing operations	(8)	558	479	428	367
Income from discontinued operations	67	61	17	18	49
Net income	59	619	496	446	416
Earnings per share:
Basic:
Income (loss) from continuing operations	$(.02)	$1.48	$1.20	$1.05	$.89
Income from discontinued operations	.20	.17	.05	.05	.11
	$.18	$1.65	$1.25	$1.10	$1.00
Diluted:
Income (loss) from continuing operations	$(.02)	$1.48	$1.19	$1.03	$.86
Income from discontinued operations	.20	.16	.04	.05	.12
	$.18	$1.64	$1.23	$1.08	$.98
Science Applications:
Revenues	$10,587	$10,921	$10,580	$9,768	$8,592
Operating income	311	947	836	747	638
Income (loss) from continuing operations	(11)	550	465	401	322
Income from discontinued operations	67	61	17	18	49
Net income	56	611	482	419	371

	January 31
	2012	2011	2010	2009	2008
	(in millions)
Consolidated Balance Sheet Data:
Total assets	$6,667	$6,223	$5,295	$5,048	$4,983
Notes payable and long-term debt, including current portion	1,852	1,852	1,106	1,116	1,228
Other long-term liabilities	162	135	195	180	145

(1)

Fiscal 2012 results include a $540 million loss provision recorded in connection with resolution of the CityTime matter described in Note 17 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  25

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following combined discussion and analysis of SAIC’s and Science Applications’ financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and related combined notes. As SAIC is a holding company and consolidates Science Applications for financial statement purposes, disclosures that relate to activities of Science Applications also apply to SAIC, unless otherwise noted. Science Applications’ revenues and expenses comprise 100% of SAIC’s revenues and operating expenses. In addition, Science Applications comprises approximately the entire balance of SAIC’s assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both SAIC and Science Applications, unless otherwise noted.

The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors—Forward-Looking Statement Risks” in Part I of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

We use the terms “Company”, “we”, “us” and “our” to refer to SAIC, Science Applications and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2012 as “fiscal 2012.” All information for the periods presented in this section has been recast to give effect to the change in reportable segments and for discontinued operations.

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

Our business is focused on using deep domain knowledge to solve issues of vital importance to the nation and the world in the areas of national security, energy and the environment, health and cybersecurity. We are focusing our investments in our strategic growth areas including: intelligence, surveillance and reconnaissance; cybersecurity; logistics, readiness and sustainment; energy and environment; and health information technology. Our significant long-term management initiatives include:

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

•

disciplined deployment of our cash resources and use of our capital structure to enhance growth and stockholder value through internal growth initiatives, strategic acquisitions, stock repurchases, dividends and other uses as conditions warrant; and

•	investing in our people, including enhanced training and career development programs, with a focus on retention and recruiting.

Key financial events, including progress against management’s initiatives, during fiscal 2012 include:

•

Revenues for fiscal 2012 decreased $334 million, or 3%, over the prior year with internal revenue contraction (as defined in “Non-GAAP Financial Measures”) of 4%. The internal revenue contraction was driven primarily by the portion of the CityTime loss provision recorded against revenues for fiscal 2012 ($410 million) in our Defense Solutions segment described in Note 17 of the combined notes to the consolidated financial statements.

•

Operating income decreased $636 million to $311 million (2.9% as a percentage of revenues) for fiscal 2012 from $947 million (8.7% as a percentage of revenues) for fiscal 2011 primarily reflecting the CityTime loss provision recorded for

26  SAIC, Inc. Annual Report

PART II

fiscal 2012 ($540 million) described in Note 17 of the combined notes to the consolidated financial statements, the impairment of certain intangible assets associated with a previous business acquisition ($19 million) and increased investment in internal research and development activities ($38 million).

•

Income (loss) from continuing operations for fiscal 2012 decreased $566 million as compared to fiscal 2011 primarily due to decreased operating income of $636 million and increased interest expense of $35 million resulting from the December 2010 debt issuance partially offset by a decrease in the provision for income taxes of $99 million.

•

Diluted earnings (loss) per share from continuing operations for fiscal 2012 decreased $1.50 per share to $(0.02) per share as compared to fiscal 2011 primarily due to a $566 million decrease in income (loss) from continuing operations.

•

Cash and cash equivalents increased $225 million during fiscal 2012, reflecting $772 million generated from operations and net proceeds of $167 million received from the sale of components of our business and $78 million from the sale of real estate partially offset by cash used to acquire two businesses totaling $218 million and cash used for stock repurchases totaling $471 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $11.8 billion for fiscal 2012, as compared to $12.6 billion in the prior year. Total backlog was $18.0 billion at January 31, 2012, an increase of approximately $883 million from January 31, 2011.

Subsequent to fiscal 2012, our board of directors approved the initiation of a quarterly dividend.

Business Environment and Trends

In fiscal 2012, we generated over 90% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 75% of our total revenues in fiscal 2012. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.

While we believe that national security, including defense, homeland security, and intelligence spending will continue to be a priority, the U.S. Government deficit and budget situation has created increasing pressure to examine and reduce spending in these areas. In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over the next 10 years. The Budget Control Act also established a joint bipartisan committee of Congress responsible to recommend at least $1.2 trillion in additional savings by November 23, 2011. The joint committee did not meet the November 23, 2011 deadline for proposing recommended legislation. Due to that failure, unless Congress passes and the President signs legislation amending the Budget Control Act, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years will be triggered. These spending cuts are expected to further reduce DoD and homeland security spending by approximately $500 billion and other federal agency spending by approximately $700 billion over that timeframe, beginning in the government fiscal year ending September 30, 2013 (GFY13). We are evaluating the potential impacts of this legislation on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could adversely impact our future revenues and growth prospects in those markets.

In January 2012, the DoD issued strategic guidance on the U.S. defense priorities for the next ten years, which identified the primary missions of the U.S. armed forces and the capabilities expected to be critical to future success, including intelligence, surveillance and reconnaissance and cybersecurity. Although the impact of implementation of the strategic guidance on the DoD budget and our business is uncertain, we believe that we are well positioned to support many of these critical capabilities.

In February 2012, the Office of Management and Budget released the President’s GFY13 budget request. The budget request included a variety of tax proposals aimed at boosting the economy while collecting more revenue from high-income taxpayers, and as expected, it also included discretionary spending reductions stipulated by the Budget Control Act of 2011. Ultimately, we believe we will likely see delayed federal appropriation bills for GFY13, with continuing resolutions required to fund government into early GFY13 (late calendar year 2012), as well as the continued threat of possible additional spending cuts through sequestration.

Competition for contracts with the U.S. Government continues to be intense. The U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various services or products at established general terms and conditions. Such processes include purchasing services and solutions

SAIC, Inc. Annual Report  27

PART II

using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles. This trend has served to increase competition for U.S. Government contracts. For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.

Reportable Segments

Our business is aligned into four reportable segments: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; and Corporate and Other. Except with respect to “Results of Operations—Discontinued Operations” and “—Net Income,” and “—Diluted EPS,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations. For additional information regarding our reportable segments, see “Business” in Part I and Note 15 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $11.8 billion and $12.6 billion during fiscal 2012 and 2011, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues (excluding the portion of the CityTime loss provision of $410 million recorded against revenues during fiscal 2012 because such loss did not impact net bookings) less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.

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

The estimated value of our total backlog as of the end of the last two fiscal years was as follows:

	January 31
	2012	2011
	(in millions)
Defense Solutions:
Funded backlog	$2,143	$2,272
Negotiated unfunded backlog	4,961	5,400
Total Defense Solutions backlog	$7,104	$7,672
Health, Energy and Civil Solutions:
Funded backlog	$2,077	$1,780
Negotiated unfunded backlog	3,336	2,131
Total Health, Energy and Civil Solutions backlog	$5,413	$3,911
Intelligence and Cybersecurity Solutions:
Funded backlog	$1,317	$1,330
Negotiated unfunded backlog	4,169	4,207
Total Intelligence and Cybersecurity Solutions backlog	$5,486	$5,537
Total:
Funded backlog	$5,537	$5,382
Negotiated unfunded backlog	12,466	11,738
Total backlog	$18,003	$17,120

Total backlog fluctuates from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. While backlog increased during fiscal 2012, contract awards continue to be negatively impacted by ongoing industry-wide delays in procurement decisions, which have resulted in an increase in the value of our submitted proposals awaiting decision.

28  SAIC, Inc. Annual Report

PART II

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

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business—Contract Types” in Part I of this Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year Ended January 31
	2012	2011	2010
Cost-reimbursement	46%	47%	49%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	27	29	29
Firm-fixed-price (FFP)	27	24	22
Total	100%	100%	100%

The percentage for T&M and FP-LOE for fiscal 2012 includes the portion of the CityTime loss provision of $410 million recorded against revenues. The increase in the percentage of revenues generated from FFP contracts for fiscal 2012 and 2011 as compared to 2010 was primarily due to increased deliveries of logistics, readiness and sustainment products and proprietary products in addition to a $56 million royalty payment received in fiscal 2011, which is included in the FFP category.

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues, and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics, readiness and sustainment business area, as well as through sales of our proprietary products, such as our border, port and mobile security products and our checked baggage explosive detection systems. While our proprietary products are more profitable, these products represent a small percentage of our M&S revenues and the majority of our M&S revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the last three fiscal years:

	Year Ended January 31
	2012	Percent change	2011	Percent change	2010
	(dollars in millions)
Labor-related revenues	$6,164	—%	$6,154	2%	$6,051
As a percentage of revenues	58%		56%		57%
M&S revenues	4,423	(6)	4,767	5	4,529
As a percentage of revenues	42%		44%		43%

Labor-related revenues for the last three fiscal years have remained consistent. In fiscal 2012, M&S revenues declined primarily due to the portion of the CityTime loss provision recorded against revenues during the year ended January 31, 2012 ($410 million) described in Note 17 of the combined notes to the consolidated financial statements. In recent years, there have been increases in relative proportion of M&S revenues as compared to labor-related revenues primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with DoD customers. In fiscal 2011, M&S revenues were favorably impacted by a $56 million royalty payment received during the second quarter of fiscal 2011.

Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

SAIC, Inc. Annual Report  29

PART II

Results of Operations

The following table summarizes our results of operations for the last three fiscal years:

	Year Ended January 31
	2012	Percent change	2011	Percent change	2010
	(dollars in millions)
Revenues	$10,587	(3)%	$10,921	3%	$10,580
Cost of revenues	9,606	1	9,476	4	9,151
Selling, general and administrative expenses:
General and administrative (G&A)	428	45	296	(26)	401
Bid and proposal (B&P)	149	1	147	3	143
Internal research and development (IR&D)	93	69	55	12	49
Operating income	311	(67)	947	13	836
As a percentage of revenues	2.9%		8.7%		7.9%
Non-operating expense, net	(104)		(75)		(68)
Income from continuing operations before income taxes	207	(76)	872	14	768
Provision for income taxes	(215)	(32)	(314)	9	(289)
Income (loss) from continuing operations	(8)	(101)	558	16	479
Income from discontinued operations, net of tax	67		61		17
Net income	$59	(90)	$619	25	$496

We classify indirect costs incurred within or allocated to our Government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2012, one of our subsidiaries adopted our more prevalent disclosure statement resulting in $25 million in costs previously classified as G&A in fiscal 2011 being classified as cost of revenues in fiscal 2012 on a prospective basis. Effective in fiscal 2011, we updated our disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently as either overhead or G&A expenses on a prospective basis. These changes caused a net increase in reported cost of revenues and a net decrease in reported G&A expenses in subsequent fiscal years as compared to prior fiscal years. Total operating costs were not affected by these changes.

Reportable Segment Results

The following table summarizes changes in Defense Solutions revenues and operating income for the last three fiscal years:

	Year Ended January 31
Defense Solutions	2012	Percent change	2011	Percent change	2010
	(dollars in millions)
Revenues	$4,191	(10)%	$4,657	3%	$4,518
Operating income (loss)	(171)	(145)	380	7	355
Operating income (loss) margin	(4.0)%		8.2%		7.9%

Defense Solutions revenues decreased by $466 million, or 10% in fiscal 2012 as compared to fiscal 2011. This includes the entire CityTime loss provision recorded against revenues in fiscal 2012 ($410 million or 9% decrease in revenues) as described in Note 17 of the combined notes to the consolidated financial statements. In addition to the CityTime loss provision, internal revenue contraction of 1% was attributable to reduced activity on the U.S. Army Brigade Combat Team Modernization contract as a result of the program’s termination during the third quarter of fiscal 2012 ($112 million), reductions in various analytic studies and policy analysis operations ($92 million), decreased revenues attributable to completion of the CityTime workforce management systems development and implementation contract during the second quarter of fiscal 2012 ($84 million), and various smaller declines on a number of programs throughout the segment. These declines were partially offset by increased activity on a systems and software maintenance/upgrade program for the U.S. Army ($118 million), the ramp up of a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($80 million) and increased activity in our systems integration and logistics programs for tactical and mine resistant ambush protected vehicles ($88 million).

Defense Solutions revenues increased $139 million, or 3%, including internal revenue growth of 3%, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 internal revenue growth was driven by increased activity on our systems integration and logistics programs for tactical and mine resistant ambush protected vehicles ($175 million), a systems and software

30  SAIC, Inc. Annual Report

PART II

maintenance and upgrades program with the U.S. Army ($78 million), and a systems engineering solutions program for the U.S. Navy ($65 million). These increases were partially offset by revenue declines on certain programs including fewer deliveries of emergency responder equipment ($99 million), and a reduction in scope under the U.S. Army Brigade Combat Team Modernization program ($62 million).

Defense Solutions operating income decreased $551 million in fiscal 2012 as compared to fiscal 2011. This includes the entire CityTime loss provision ($540 million) described in Note 17 of the combined notes to the consolidated financial statements. Operating income declines were also due to the decline in revenues, lower contract fees resulting from completion of the CityTime workforce management systems development and implementation contract in the second quarter of fiscal 2012 ($25 million) and a reduction in estimated fees related to work on our U.S. Army Brigade Combat Team Modernization contract ($6 million) partially offset by the impact of more effective cost management ($17 million) and a gain on the sale of certain assets previously used in developing guidance and navigation control systems for precision munitions ($5 million).

Defense Solutions operating income increased $25 million in fiscal 2011 as compared to fiscal 2010 primarily due to increased cost recovery on cost reimbursement contracts and increased fees related to a specific contract partially offset by increased bid and proposal expenses. The level of bid and proposal activities fluctuates depending on the timing of bidding opportunities.

The following table summarizes changes in Health, Energy and Civil Solutions revenues and operating income for the last three fiscal years:

	Year Ended January 31
Health, Energy and Civil Solutions	2012	Percent change	2011	Percent change	2010
	(dollars in millions)
Revenues	$2,858	2%	$2,792	(2)%	$2,848
Operating income	258	—	258	9	236
Operating income margin	9.0%		9.2%		8.3%

Health, Energy and Civil Solutions revenues increased $66 million, or 2%, including internal revenue contraction of 2% for fiscal 2012 as compared to fiscal 2011. Internal revenue contraction reflects a reduction in delivery of checked baggage explosive detection systems ($50 million) from a business acquired in August 2010 and reduced activity on certain U.S. federal civilian agency programs, including various programs in support of NASA ($66 million), and certain programs with the DoD ($41 million). These decreases were partially offset by net increased volume on large design-build programs primarily focused on renewable energy power plant construction ($53 million), increases in healthcare IT consulting services ($30 million) and expanded scope on new and existing programs with our DoD military health system customers ($12 million).

Health, Energy and Civil Solutions revenues decreased $56 million, or 2%, including internal revenue contraction of 6%, in fiscal 2011 as compared to fiscal 2010. The internal revenue contraction was primarily due to a decline in revenues under an IT services contract with NASA ($62 million).

Health, Energy and Civil Solutions operating income remained constant for fiscal 2012 as compared to fiscal 2011. Operating income was favorably impacted by increased revenue volume in design-build and healthcare IT programs and from increased deliveries of our higher margin non-intrusive cargo inspection systems, as well as from favorable program fee performance and efficiency actions to reduce indirect expenses across the segment. These increases were offset by increased investment in research and development activities ($19 million) primarily related to the development of new homeland security products offerings and smart grid technologies, the loss provision related to a data privacy litigation matter ($9 million) described in Note 17 of the combined notes to the consolidated financial statements and increased amortization expense ($8 million) related to acquisition activities in the current and prior years.

Health, Energy and Civil Solutions operating income increased $22 million in fiscal 2011 as compared to fiscal 2010 primarily due to strong program performance, particularly on certain fixed price contracts, increased cost recovery on cost reimbursement contracts and reduced infrastructure costs related to organizational streamlining and cost efficiency actions taken in fiscal 2011 and fiscal 2010, partially offset by increased amortization expense for intangible assets related to business acquisitions.

SAIC, Inc. Annual Report  31

PART II

The following table summarizes changes in Intelligence and Cybersecurity Solutions revenues and operating income for the last three fiscal years:

	Year Ended January 31
Intelligence and Cybersecurity Solutions	2012	Percent change	2011	Percent change	2010
	(dollars in millions)
Revenues	$3,540	3%	$3,421	6%	$3,216
Operating income	275	(5)	288	2	281
Operating income margin	7.8%		8.4%		8.7%

Intelligence and Cybersecurity Solutions revenues increased $119 million, or 3%, substantially all of which was internal revenue growth, for fiscal 2012 as compared to fiscal 2011. Internal revenue growth was primarily attributable to increased activity on airborne surveillance programs ($121 million) and existing intelligence analysis contracts ($26 million), increased material deliveries and services under existing processing, exploitation and dissemination contracts ($55 million) and an increase in cybersecurity program activity ($27 million). These increases were partially offset by a decline in revenues due to the conclusion of a forward operating base integrated security equipment supply contract ($22 million) and revenue decreases from reductions in scope on various other existing intelligence, surveillance and reconnaissance programs.

Intelligence and Cybersecurity Solutions revenues increased $205 million, or 6%, including internal revenue growth of 4%, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 internal revenue growth was driven by increased activity in our manned and unmanned airborne surveillance programs ($81 million) and intelligence analysis programs for the DoD ($69 million).

Intelligence and Cybersecurity Solutions operating income decreased $13 million for fiscal 2012 as compared to fiscal 2011. The decrease in operating income was primarily attributable to impairment charges on acquired intangible assets associated with the fiscal 2011 acquisition of Cloudshield Technologies Inc. ($19 million), increased investment in research and development activities ($15 million) and higher bid and proposal expenses ($5 million) partially offset by increased recovery in our indirect rates and increased sales of higher-margin proprietary products ($11 million).

Intelligence and Cybersecurity Solutions operating income increased $7 million for fiscal 2011 as compared to fiscal 2010. The increase in operating income is primarily due to revenue growth partially offset by increased amortization expense for intangible assets and operating losses related to a business acquisition ($24 million).

The following table summarizes changes in Corporate and Other revenues and operating income (loss) for the last three fiscal years:

	Year Ended January 31
Corporate and Other	2012	2011	2010
	(dollars in millions)
Revenues	$2	$58	$4
Operating income (loss)	(51)	21	(36)

Corporate and Other operating loss for fiscal 2012 increased by $72 million as compared to fiscal 2011, as the result of a $22 million charge related to the settlement of a litigation matter involving work performed at the National Center for Critical Information Processing and Storage, a $13 million reduction in internal rental income of our real estate management subsidiary in fiscal 2012 as compared to fiscal 2011 and increased legal expenses partially offset by gains on the sale of real estate of $28 million. In addition, Corporate and Other revenues and operating income for fiscal 2011 includes a $56 million royalty payment received in connection with the resolution of a patent infringement matter.

Corporate and Other operating income for fiscal 2011 as compared to fiscal 2010 was favorably impacted by the receipt of the royalty payment in connection with the resolution of a patent infringement matter ($56 million), a decline in stock option expense ($4 million) as a result of a decrease in the number of stock options issued in recent years and $3 million received for reimbursement of legal-related costs in connection with the resolution of a patent infringement matter in fiscal 2011.

Interest Expense. Interest expense increased $35 million for fiscal 2012 as compared to fiscal 2011 and $3 million for fiscal 2011 as compared to fiscal 2010, primarily due to the issuance of $750 million of senior unsecured notes in December 2010.

Interest expense for Science Applications increased $25 million for fiscal 2012 as compared to fiscal 2011, reflecting a $35 million increase in interest on third-party debt partially offset by a $10 million decrease in interest on its note payable to

32  SAIC, Inc. Annual Report

PART II

SAIC. Interest expense for Science Applications decreased $4 million in fiscal 2011 as compared to fiscal 2010 reflecting a $7 million decrease in interest on its note payable to SAIC partially offset by a $3 million increase in interest on third-party debt. Interest expense related to Science Application’s note payable to SAIC may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.

As more fully described in “Quantitative and Qualitative Disclosures About Market Risk” contained within this Annual Report on Form 10-K, we are currently exposed to interest rate risks and foreign currency risks that are inherent in the financial instruments and contracts arising from transactions entered into in the normal course of business. From time to time, we use derivative instruments to manage these risks.

Provision for Income Taxes. Our provision for income taxes as a percentage of income from continuing operations before income taxes was 103.9%, 36.0% and 37.6% in fiscal 2012, 2011 and 2010, respectively. Although our provision for income taxes from continuing operations decreased to $215 million for fiscal 2012 as compared to fiscal 2011 primarily due to lower earnings in fiscal year 2012, the provision for income taxes as a percentage of income from continuing operations was negatively impacted by the estimated non-deductible portion of the CityTime loss provision in fiscal 2012. The lower effective income tax rates for fiscal 2011 as compared to fiscal 2010 was primarily due to the reversal of $7 million in accruals for unrecognized tax benefits as a result of the settlement of federal and state tax audits.

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the Internal Revenue Service (IRS) for fiscal years prior to and including fiscal 2008. We also settled fiscal 2011 as a result of our participation in the IRS Compliance Assurance Process beginning in fiscal 2011, in which we and the IRS endeavor to agree on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

Diluted Earnings (Loss) per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations decreased $1.50 per share to $(0.02) per share for fiscal 2012 as compared to fiscal 2011 primarily due to a $566 million decrease in income from continuing operations. Diluted EPS from continuing operations increased $.29 per share to $1.48 per share for fiscal 2011 as compared to fiscal 2010 primarily due to a $79 million increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 24 million shares, primarily due to stock repurchases.

Discontinued Operations. In June 2011, in order to better align our business portfolio with our strategy, we sold certain components of our business, which were historically included in our Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies. Pursuant to the definitive sale agreement, we retained the assets and obligations of a defined benefit pension plan in the United Kingdom. In fiscal 2010, we also sold non-strategic components of our Intelligence and Cybersecurity Solutions segment. We have classified the operating results of these business components, including the pension activity through the date of sale, as discontinued operations for all periods presented.

The pre-sale operating results of the business components that we sold for the last three fiscal years were as follows:

	Year Ended January 31
	2012	2011	2010
Revenues	$70	$196	$267
Costs and expenses:
Cost of revenues	55	156	192
Selling, general and administrative expenses	11	28	45
Operating income	$4	$12	$30

In fiscal 2012, we received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million. In fiscal 2011, discontinued operations included pre-tax net gains of $77 million primarily related to the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary and resolution of other contingencies related to the sale of this former subsidiary. Income from discontinued operations also includes other activity that is immaterial and therefore not described above.

Net Income. Net income decreased $560 million, or 90%, for fiscal 2012 as compared to fiscal 2011. The decrease in net income for fiscal 2012 as compared to fiscal 2011 reflects a decrease in income from continuing operations of $566 million and an increase in income from discontinued operations of $6 million. Net income increased $123 million, or 25%, for fiscal 2011 as compared to fiscal 2010. The increase in net income for fiscal 2011 as compared to fiscal 2010 reflects an increase in income from continuing operations of $79 million and an increase in income from discontinued operations of $44 million.

SAIC, Inc. Annual Report  33

PART II

Net income for Science Applications decreased $555 million in fiscal 2012 and increased $129 million in fiscal 2011 as compared to the respective prior year periods for the reasons described above and declines in interest expense on the note payable to SAIC.

Diluted EPS. Diluted EPS decreased $1.46 per share, or 89%, from $1.64 per share for fiscal 2011 to $.18 per share for fiscal 2012 due to decreases in net income partially offset by declines in the diluted number of shares outstanding as discussed above. Diluted EPS increased $.41 per share, or 33%, from $1.23 per share for fiscal 2010 to $1.64 per share for fiscal 2011 due to increases in net income and declines in the diluted number of shares outstanding as discussed above.

Liquidity and Capital Resources

We had $1.592 billion in cash and cash equivalents at January 31, 2012, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in fiscal 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases, dividends and payment of current portions of notes payable and long-term debt, including our $550 million senior unsecured notes maturing in July 2012. A $500 million cash settlement payment related to the CityTime program described in Note 17 of the combined notes to consolidated financial statements was made in the first quarter of fiscal 2013. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $1.592 billion and $1.367 million at January 31, 2012 and 2011, respectively. The following table summarizes cash flow information for the last three fiscal years:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Total cash flows provided by operations	$772	$725	$588
Total cash flows used in investing activities	(203)	(445)	(306)
Total cash flows provided by (used in) financing activities	(449)	187	(398)
Increase in cash and cash equivalents from discontinued operations	104	40	36
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	(1)	5
Total increase (decrease) in cash and cash equivalents	$225	$506	$(75)

Cash Provided by Operations. Cash flows from operations increased $47 million in fiscal 2012 as compared to fiscal 2011. Cash flows from operations were favorably impacted by a decline in cash paid for income taxes for continuing operations ($91 million) partially offset by other working capital requirements.

Cash flows from continuing operations increased $137 million in fiscal 2011 as compared to fiscal 2010. Cash flows from continuing operations were favorably impacted by improved cash management, including a reduction in the average time to collect receivables, and a $79 million increase in income from continuing operations. Cash flows from continuing operations were partially offset by an increase in cash paid for income taxes ($62 million) and the funding of performance bonds on our contract with the Greek government ($23 million).

Any differences in cash flows from operations for Science Applications as compared to SAIC are primarily attributable to changes in interest payments (which reduce cash flows from operations of Science Applications) made by Science Applications on its note to SAIC and changes in excess tax benefits related to stock-based compensation (which reduce cash flows from operations for SAIC).

Cash Used in Investing Activities. We used $203 million of cash in support of investing activities in fiscal 2012, including $218 million (net of cash acquired) to acquire two businesses and $65 million to purchase property, plant and equipment partially offset by $78 million of proceeds from the sale of real estate. We used $445 million of cash in support of investing activities of continuing operations in fiscal 2011, including $382 million (net of cash acquired) to acquire three businesses and $73 million to purchase property, plant and equipment. We used $306 million of cash in support of investing activities of continuing operations in fiscal 2010, including $256 million (net of cash acquired) to acquire six businesses and $58 million to purchase property, plant and equipment.

34  SAIC, Inc. Annual Report

PART II

Cash Provided by (Used in) Financing Activities. We used $449 million of cash from financing activities in fiscal 2012, including $471 million to repurchase shares of SAIC stock partially offset by $27 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and exercises of stock options. We generated $187 million of cash from financing activities of continuing operations in fiscal 2011, including $742 million of net proceeds from the issuance of debt, $38 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $11 million in excess tax benefits associated with stock-based compensation partially offset by $601 million to repurchase shares of SAIC stock. We used $398 million of cash in support of financing activities of continuing operations in fiscal 2010, including $474 million to repurchase shares of SAIC stock and $18 million for payments on notes payable and long-term debt partially offset by $58 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $36 million in excess tax benefits associated with stock-based compensation.

Science Applications used cash in financing activities of $446 million in fiscal 2012, including repayment on its note payable with SAIC of $1.079 billion partially offset by proceeds on the note payable of $638 million. Science Applications generated cash from financing activities of $184 million in fiscal 2011, including proceeds on third-party debt of $742 million and proceeds from its note with SAIC of $1.298 billion offset by repayments on the note with SAIC of $1.853 billion. Science Applications used cash in financing activities of $420 million in fiscal 2010, including repayments on its note with SAIC of $782 million partially offset by proceeds on the note of $380 million.

Cash Flows from Discontinued Operations. Cash flows from discontinued operations for fiscal 2012 included net proceeds of $167 million from the sale of certain components of our business. Cash flows from discontinued operations for fiscal 2011 included proceeds of $89 million from the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary, Telcordia Technologies, Inc., in addition to the cash flows generated from the operations of the components of our business sold, partially offset by payments of $54 million to Telcordia and taxing authorities in connection with the settlement.

Stock Repurchase Program

In December 2010, our board of directors authorized a stock repurchase program (the 2010 Repurchase Program) under which we could repurchase up to 40 million shares of SAIC common stock. As of January 31, 2012, we repurchased an aggregate of 36 million shares under the 2010 Repurchase Program. In March 2012, our board of directors terminated the 2010 Repurchase Program and authorized a new stock repurchase program under which we may repurchase up to 40 million shares of SAIC common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which has expired. While benefits are no longer accruing under the plan, we have continuing defined benefit pension obligations with respect to certain plan participants. In June 2011, we sold the component of our business that contained this pension and employed the pension plan participants. Pursuant to the definitive sale agreement, we retained the assets and obligations of this defined benefit pension plan.

As of January 31, 2012, the pension plan had an underfunded projected benefit obligation of $29 million. In February and March 2012, certain plan participants, who had previously transferred their employment to a successor contractor upon the expiration of the customer contract, elected to transfer, and the company transferred, $46 million of pension plan assets to a successor contractor’s plan and settled $63 million of related pension plan obligations. As a result of the transfer, we expect to record an immaterial settlement gain during the three months ending April 30, 2012.

SAIC, Inc. Annual Report  35

PART II

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

			January 31
	Stated interest rate	Effective interest rate	2012	2011
	($ in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$448
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	550	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Other notes payable due on various dates through fiscal 2018	0%-2.5%	Various	9	10
Total notes payable and long-term debt			1,852	1,852
Less current portion			553	3
Total notes payable and long-term debt, net of current portion			$1,299	$1,849

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of January 31, 2012. For additional information on our notes payable and long-term debt, see Note 7 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Credit Facility. SAIC has a revolving credit facility, which provides for up to $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2017. Science Applications has fully and unconditionally guaranteed any borrowings under SAIC’s revolving credit facility. As of January 31, 2012, we had $750 million of available borrowing capacity and as of that date and January 31, 2011, there were no borrowings outstanding under our revolving credit facility. The facility contains financial covenants and customary restrictive covenants. As of January 31, 2012, we were in compliance with all covenants under the revolving credit facility. A failure to meet the financial covenants in the future would reduce and could eliminate our borrowing capacity under the revolving credit facility. For additional information on our credit facility, see Note 6 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds as described in Note 18 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. We have also entered into an agreement with a variable interest entity (VIE) in connection with a renewable energy project as described in Note 18 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes, as of January 31, 2012, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2013	2014- 2015	2016- 2017	2018 and Thereafter
	(in millions)
Contractual obligations:
Long-term debt (including current portion) (1)	$3,289	$640	$146	$146	$2,357
Operating lease obligations (2)	596	124	204	130	138
Capital lease obligations	6	3	2	1	—
Estimated purchase obligations (3)	117	108	6	2	1
Other long-term liabilities (4)	162	25	51	31	55
Total contractual obligations	$4,170	$900	$409	$310	$2,551

36  SAIC, Inc. Annual Report

PART II

(1)

Includes total interest payments on our outstanding debt of $90 million in fiscal 2013, $144 million in fiscal 2014-2015, $144 million in fiscal 2016-2017 and $1,057 million in fiscal 2018 and thereafter.

(2)	Excludes $30 million related to an operating lease on a contract with the Greek government as we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us.

(3)

Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. Government contracts in which we have full recourse under normal contract termination clauses.

(4)

Other long-term liabilities were allocated by fiscal year as follows: a liability for our foreign defined benefit pension plan is based upon the expected near-term contributions to the plan (for a discussion of potential changes in these pension obligations, see Note 9 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K); liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants; liabilities for uncertain tax positions are based upon the fiscal year that the statute of limitations is currently expected to expire, a liability to reimburse a customer for cash advances on a contract that is periodically renewed is based upon the fiscal year that the most recent contract renewal is ending; and other liabilities are based on the fiscal year that the liabilities are expected to be realized.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 17 and 18 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

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

We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are described below.

Revenue Recognition. We generate our revenues from various types of contracts, which include firm-fixed-price, time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. Government on the basis of partial performance equal to costs incurred, plus an estimate of applicable fees earned as we become contractually entitled to reimbursement of costs and the applicable fees.

Time-and-materials contracts—Revenue is recognized on time-and-materials contracts with the U.S. Government using the percentage-of-completion method of accounting utilizing an output measure of progress. Revenue is recognized on time-and-materials contracts with non-U.S. Government customers using a proportional performance method. Under both of these methods, revenue is recognized based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.

Fixed-price-level-of-effort contracts (FP-LOE)—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, we recognize revenue on FP-LOE contracts with the U.S. Government in a manner similar to time-and-materials contracts in which we measure progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

Cost-plus-award-fee/cost-plus-incentive fee contracts—Revenues and fees on these contracts with the U.S. Government are primarily recognized using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. We include an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.

SAIC, Inc. Annual Report  37

PART II

Firm-fixed-price contracts—Revenues and fees on these contracts that are system integration or engineering in nature are primarily recognized using the percentage-of-completion method of accounting utilizing the cost-to-cost method.

Revenues from services and maintenance contracts, notwithstanding the contract type, are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, provided that all other requirements for revenue recognition have been met.

We also use the efforts-expended method of percentage-of-completion using measures such as labor dollars for measuring progress toward completion in situations in which this approach is more representative of the progress on the contract. For example, the efforts-expended method is utilized when there are significant amounts of materials or hardware procured for the contract that is not representative of progress on the contract. Additionally, we utilize the units-of-delivery method under percentage-of-completion on contracts where separate units of output are produced. Under the units-of-delivery method, revenue is generally recognized when the units are delivered to the customer, provided that all other requirements for revenue recognition have been met.

We also evaluate contracts for multiple elements, and when appropriate, separate the contracts into separate units of accounting for revenue recognition.

We provide for anticipated losses on all types of contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations with government representatives. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $38 million ($0.07 per diluted share) and $44 million ($0.08 per diluted share) for fiscal 2012 and fiscal 2011, respectively.

Our accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when we have negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside our control. Based on our historical experience, the majority of retention balances are expected to be collected beyond one year. We have extended deferred payment terms with contractual maturities that may exceed one year to three commercial customers related to certain construction projects. As of January 31, 2012, we have outstanding receivables of $73 million with these customers with collection expected in fiscal 2013. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that we seek to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

In certain situations, primarily where we are not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendors’ products, we recognize as revenues the net management fee associated with the services and exclude from our income statement the gross sales and costs associated with the facility or other vendors’ products.

Business Combinations and Goodwill and Intangible Assets Impairment. We have engaged and expect to continue to engage in business acquisition activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as the liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition.

Goodwill is assessed for impairment at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable. We perform our annual goodwill impairment assessment as of the beginning of the fourth quarter.

38  SAIC, Inc. Annual Report

PART II

The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. The goodwill impairment test process requires management to make significant judgments and assumptions, including revenue, profit and cash flow forecasts, about the business units to which goodwill is assigned. Misjudgments in this forecasting process could result in management not taking an impairment charge when one may be required. Our goodwill impairment tests performed for fiscal 2012, 2011 and 2010 did not result in any impairment of goodwill since the fair value was in excess of the carrying value. The carrying value of goodwill as of January 31, 2012 was $1.826 billion.

Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In fiscal 2012 and 2010, we recognized impairment losses on intangible assets of $19 million and $6 million, respectively. We did not recognize any impairment losses on intangible assets in fiscal 2011. The carrying value of intangible assets as of January 31, 2012 was $176 million.

Income Taxes. We account for income taxes under the asset and liability method of accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes. Recording our provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until the final resolution of an examination by the IRS or state agencies. Additionally, recording liabilities for uncertain tax positions involves significant judgment in evaluating our tax positions and developing our best estimate of the taxes ultimately expected to be paid.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.

We have also recognized liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 11 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Stock-Based Compensation. We account for stock-based compensation in accordance with the accounting standard for stock compensation. Under the fair value recognition provisions of this standard, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period, net of an estimated forfeiture rate. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of SAIC common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. The expected term for all awards granted is derived from our historical experience, except for awards granted to our outside directors, for which the expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment”. Expected volatility is based on an average of the historical volatility of SAIC stock and the implied volatility from traded options on SAIC stock. We assumed weighted average volatilities of 23.4%, 25.1% and 30.6% for fiscal 2012, 2011 and 2010, respectively. If other assumptions are held constant, a ten percentage point change in our fiscal 2012 volatility assumption would have increased or decreased the grant-date fair value of our fiscal 2012 option awards by approximately 30%.

SAIC, Inc. Annual Report  39

PART II

Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we refer to internal revenue growth percentage, which is a non-GAAP financial measure that we reconcile to the most directly comparable GAAP financial measure. We calculate our internal revenue growth percentage by comparing our reported revenue for the current year to the revenue for the prior year adjusted to include the actual revenue of acquired businesses for the comparable prior year before acquisition. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year to our prior year reported revenue.

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

The limitation of this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure is that internal revenue growth percentage is one of two components of the total revenue growth percentage, which is the most directly comparable GAAP financial measure. We address this limitation by presenting the total revenue growth percentage next to or near disclosures of internal revenue growth percentage. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth percentage is not necessarily comparable to similarly titled financial measures presented by other companies. Internal revenue growth (contraction) percentages for fiscal 2012 and 2011 were calculated as follows:

	Year Ended January 31
	2012	2011
	(dollars in millions)
Defense Solutions:
Prior fiscal year’s revenues, as reported	$4,657	$4,518
Revenues of acquired businesses for the comparable prior year period	5	6
Prior fiscal year’s revenues, as adjusted	$4,662	$4,524
Current fiscal year’s revenues, as reported	4,191	4,657
Internal revenue growth (contraction)	$(471)	$133
Internal revenue growth (contraction) percentage	(10)%	3%
Health, Energy and Civil Solutions:
Prior fiscal year’s revenues, as reported	$2,792	$2,848
Revenues of acquired businesses for the comparable prior year period	132	128
Prior fiscal year’s revenues, as adjusted	$2,924	$2,976
Current fiscal year’s revenues, as reported	2,858	2,792
Internal revenue contraction	$(66)	$(184)
Internal revenue contraction percentage	(2)%	(6)%
Intelligence and Cybersecurity Solutions:
Prior fiscal year’s revenues, as reported	$3,421	$3,216
Revenues of acquired businesses for the comparable prior year period	5	88
Prior fiscal year’s revenues, as adjusted	$3,426	$3,304
Current fiscal year’s revenues, as reported	3,540	3,421
Internal revenue growth	$114	$117
Internal revenue growth percentage	3%	4%
Total*:
Prior fiscal year’s revenues, as reported	$10,921	$10,580
Revenues of acquired businesses for the comparable prior year period	142	222
Prior fiscal year’s revenues, as adjusted	$11,063	$10,802
Current fiscal year’s revenues, as reported	10,587	10,921
Internal revenue growth (contraction)	$(476)	$119
Internal revenue growth (contraction) percentage	(4)%	1%

*	Total revenues include amounts related to Corporate and Other and intersegment eliminations.

40  SAIC, Inc. Annual Report

PART II

Recently Adopted and Issued Accounting Pronouncements

For additional information regarding recently adopted and issued accounting pronouncements, see Note 1 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and long-term debt obligations. We have established an investment policy to protect the safety, liquidity and after-tax yield of invested funds. This policy establishes guidelines regarding acceptability of instruments and maximum maturity dates and requires diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments and issuers. We do not authorize the use of derivative instruments in our managed short-term investment portfolios. Our policy authorizes, with board of directors’ approval, the limited use of derivative instruments only to hedge specific interest rate risks.

The table below provides information about our financial instruments at January 31, 2012 that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates.

	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value as of January 31, 2012
	(dollars in millions)
Assets:
Cash and cash equivalents	$1,592	$—	$—	$—	$—	$—	$1,592	$1,592
Average interest rate	.1%	—	—	—	—	—

Liabilities:
Short-term and long-term debt:
Variable interest rate	$—	$1	$1	$—	$1	$—	$3	$3
Weighted average interest rate	—%	2.5%	2.5%	—	2.5%	—

Fixed rate	$553	$1	$1	$1	$1	$1,300	$1,857	$2,008
Weighted average interest rate	6.2%	4.0%	3.3%	2.9%	3.1%	5.6%

At January 31, 2012 and 2011, our cash and cash equivalents included investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that had original maturities of three months or less. A 10% unfavorable interest rate movement would not materially impact the value of the holdings and would have a negligible impact on interest income at current market interest rates.

Foreign Currency Risk. Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency.

Item 8. Financial Statements and Supplementary Data

See our consolidated financial statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  41

PART II

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of SAIC’s and Science Applications’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2012, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended January 31, 2012, we remediated the material weakness in internal controls over financial reporting resulting from a breakdown of the operating effectiveness of certain of our internal controls in our control environment related to our CityTime program that was reported in our Form 10-Q for the three months ended October 31, 2011.

After our comprehensive review of the CityTime program, including a review of management performance, the Group President, Deputy Group President and Business Unit General Manager responsible for management and oversight of the CityTime program were removed from their positions and are no longer with the Company. We are not aware of any evidence that these individuals had any personal involvement in the fraud in the CityTime program.

In addition to taking the above-described employment actions with respect to the executives responsible for management and oversight on the CityTime program, we engaged an outside law firm to undertake a review of our key policies and practices and to recommend changes to strengthen our control environment. Based on these recommendations, we developed a process improvement and control enhancement plan, which includes management reinforcement of ethics and compliance throughout the organization, improved rigor of management oversight, and enhancement of the ethics case management and investigation process. We have completed the following actions as part of the process improvement and control enhancement plan:

•	We executed an enterprise-wide communications plan that focused on the lessons that we have learned from CityTime, and reinforced ethics and compliance throughout the organization.

•

We revised company policy, procedures and controls to charge personnel who conduct pre- and post-award reviews with the duty to evaluate fraud, corruption, and compliance risks. The program review process has been revised to include a requirement for fraud, corruption, and compliance discussions. Further, key program personnel (e.g., program managers, project controllers, subcontract technical managers, subcontract administrators, contracts managers, and quality assurance directors) received appropriate training on fraud and corruption risk factor detection.

•	We established a corporate-level program review function charged with conducting in-depth reviews of programs that present potential or unique fraud, corruption, or other legal and ethical risks.

•

We implemented a review of our significant programs (as identified by risk profile) by our internal audit function throughout the year as business unit audits are performed, and on an annual basis (which began in the third quarter of fiscal 2012).

•

We implemented a cross functional, comprehensively integrated management committee combining members from SAIC’s Ethics Review Committee and Audit Review Committee designed to raise awareness of issues identified across the organization to ensure adequate review of risks and identification of areas for further inquiry, audit, and training.

•

We implemented a new requirement (and revised our Standards of Business and Ethics Conduct policy to reflect this requirement) that business managers ensure that all violations or suspected violations related to our Code of Conduct or Standards of Business and Ethics Conduct policy have been reported to our Employee Ethics Council, or to a corporate hotline to ensure all concerns are properly identified, investigated, and appropriate follow up/disciplinary actions are taken. Business managers must certify quarterly that they are not aware of any violation or suspected violation involving our Code of Conduct or our Standards of Business and Ethics Conduct policy, including fraud, that has not been reported to the Employee Ethics Council or SAIC Hotline.

•	We implemented a policy and monitoring controls to preclude our groups (rather than a business unit) from directly overseeing any Company program without the Chief Executive Officer’s approval.

42  SAIC, Inc. Annual Report

PART II

•

We implemented a process and control to ensure that all employees who conduct investigations that implicate our Code of Conduct are independent of the relevant business unit or function, including a written certification of independence by the assigned investigator.

•

We revised our Standards of Business and Ethics Conduct policy and Code of Conduct to expressly prohibit kickbacks, and any acts involving fraud or corruption. We are in process of updating our Ethics Awareness training program to incorporate these revisions.

We have also retained an independent compliance monitor to evaluate our ethics and compliance policies, processes, and functions; evaluate the implementation of the control evaluation and enhancement program; make recommendations to us on further control enhancements; and report to us and the Government regarding their findings.

During the quarter, we also implemented additional tools and mechanisms to enhance internal controls to prevent and detect unauthorized access to our information technology infrastructure and systems.

Changes in Internal Control Over Financial Reporting

Other than changes in our internal control over financial reporting relating to the remediation of the material weakness and information technology infrastructure and systems described above, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of SAIC’s and Science Application’s internal control over financial reporting as of January 31, 2012 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2012 and has concluded that our internal control over financial reporting as of that date was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s reports on our internal control over financial reporting are set forth below.

SAIC, Inc. Annual Report  43

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

McLean, Virginia

We have audited the internal control over financial reporting of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2012, of the Company and our report dated March 26, 2012, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s election to change its method of recognizing pension expense.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 26, 2012

44  SAIC, Inc. Annual Report

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Science Applications International Corporation

McLean, Virginia

We have audited the internal control over financial reporting of Science Applications International Corporation and subsidiaries (the “Company”) as of January 31 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31 2012, of the Company and our report dated March 26, 2012, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 26, 2012

SAIC, Inc. Annual Report  45

PART II

Item 9B. Other Information

None.

46  SAIC, Inc. Annual Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For certain information required by Item 10 with respect to executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2012 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

We have adopted a code of business ethics that applies to our principal executive officer and our senior financial officers. A copy of our Code of Ethics for Principal Executive Officer and Senior Financial Officers is available on the Investor Relations section of our website free of charge at www.saic.com by clicking on the links entitled “Investors” then “Corporate Governance” and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2012 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2012 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2012 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Information with respect to our equity compensation plans as of January 31, 2012 is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	21,291,212	(2)	$17.90	(3)	167,384,894	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	21,291,212		$17.90	(3)	167,384,894

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

(2)

Represents 450,233 shares of SAIC common stock reserved for future issuance for the expected number of shares of stock to be issued for performance-based stock awards under the 2006 Equity Incentive Plan and 20,840,979 shares of SAIC common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)	Does not include shares to be issued for performance-based stock awards, which will not require any payment upon issuance of those shares.

(4)

Represents 33,374,877 shares of SAIC common stock under the 2006 Employee Stock Purchase Plan and 134,010,017 shares of SAIC common stock under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan was 9 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 9 million shares, (ii) two percent of the number of shares of SAIC common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the compensation committee of the board of directors. The maximum number of shares initially available for issuance under the 2006 Equity Incentive Plan was 75 million.

SAIC, Inc. Annual Report  47

PART III

The 2006 Equity Incentive Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (a) 30 million shares, (b) five percent of the number of shares of SAIC common stock outstanding on the last day of the immediately preceding fiscal year or (c) a number determined by the board of directors or compensation committee. Those shares (i) that are issued under the 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, (iii) that are retained upon exercise of a stock appreciation right or (iv) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the plan.

(5)

The Stock Compensation Plan and the Management Stock Compensation Plan have not been approved by security holders and are included in this plan category. These plans do not provide for a maximum number of shares available for future issuance.

Some of the principal features of the Stock Compensation Plan and the Management Stock Compensation Plan, together referred to as the Stock Compensation Plans, are summarized below, which summary is qualified in its entirety by the full text of the Stock Compensation Plans. Stockholder approval of the Stock Compensation Plans was not required.

Summary of the Stock Compensation Plans

The Stock Compensation Plans have been adopted to provide a long-term incentive to key employees by making deferred awards of shares of SAIC stock. All officers and employees are eligible to receive awards under the Stock Compensation Plan. However, only a select group of management and highly compensated senior employees are eligible to receive awards under the Management Stock Compensation Plan. We intend to limit participants of the Management Stock Compensation Plan to individuals that would permit the plan to be treated as a “top hat” plan under applicable Internal Revenue Service and Department of Labor Regulations.

The awarding authority (as appointed by our board of directors) designates those key employees receiving awards and the number of share units to be awarded. Each share unit generally corresponds to one share of stock, but the employee receiving an award of share units will not have a direct ownership interest in the shares of stock represented by the share units. We have established a trust which enables us to transfer shares of SAIC stock into the trust for purposes of funding the Stock Compensation Plans’ obligations. The trust, which is maintained by Vanguard Fiduciary Trust Company as trustee under a trust agreement between the trustee and us, is a special type of trust known as a rabbi trust. In order to avoid current taxation of awards under the Stock Compensation Plans, the trust must permit our creditors to reach the assets of the trust in the event of our bankruptcy or insolvency.

The awarding authority will establish a vesting schedule of not more than seven years for each award. Awards will generally vest 100% at the end of the fourth year following the date of award. The death of a participant or a change in control of us will result in full vesting of an award. A participant will forfeit any unvested portions of the account if the participant’s employment terminates for any reason other than death. We receive the benefit of forfeited amounts to satisfy future awards under the Stock Compensation Plans.

Participants of the Stock Compensation Plan receive a lump sum distribution of their awards in shares of stock once they become vested while participants of the Management Stock Compensation Plan receive a distribution of their awards in shares of stock following termination or retirement. Participants will be taxed on the value of any amounts distributed from the Stock Compensation Plans at the time of the distribution.

The day-to-day administration of the Stock Compensation Plans is provided by the nonqualified plans committee appointed by our board of directors. We have the right to amend or terminate the Stock Compensation Plans at any time and for any reason.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2012 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2012 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

48  SAIC, Inc. Annual Report

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report:

1. Financial Statements

Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among Science Applications International Corporation, SAIC, Inc. and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to SAIC, Inc.’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006 with the SEC.

3.1	Restated Certificate of Incorporation of SAIC, Inc. Incorporated by reference to Exhibit 3.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on June 22, 2011 with the SEC.

3.2	Restated Bylaws of SAIC, Inc. Incorporated by reference to Exhibit 3.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on January 31, 2012 with the SEC.

3.3	Restated Certificate of Incorporation of Science Applications International Corporation. Incorporated by reference to Exhibit 3.3 to Science Applications International Corporation’s Form S-4 Registration Statement No. 333-176896 filed on September 19, 2011 with the SEC.

3.4	Bylaws of Science Applications International Corporation.

4.1	Indenture dated June 28, 2002 between Science Applications International Corporation and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on July 3, 2002 with the SEC. (SEC File No. 000-12771)

4.2	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, SAIC, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to SAIC, Inc.’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC. (SEC File No. 001-33072)

4.3	Indenture dated as of December 20, 2010, among SAIC, Inc., Science Applications International Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee. Incorporated by reference to Exhibit 4.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on December 22, 2010 with the SEC.

10.1	Assignment and Assumption Agreement, dated October 16, 2006, between SAIC, Inc. and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC. (SEC File No. 001-33072)

10.2*	SAIC, Inc.’s 2006 Equity Incentive Plan (as amended May 30, 2008). Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 as filed on June 4, 2008 with the SEC.

10.3*	Science Applications International Corporation’s Stock Compensation Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.4*	Science Applications International Corporation’s Management Stock Compensation Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.2 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.5*	Science Applications International Corporation’s Keystaff Deferral Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.3 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

SAIC, Inc. Annual Report  49

PART IV

Exhibit Number	Description of Exhibit
10.6*	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.4 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.7*	SAIC, Inc.’s 2006 Employee Stock Purchase Plan, as amended and restated effective July 1, 2010. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010 as filed on September 3, 2010 with the SEC.

10.8*	Science Applications International Corporation’s 401(k) Excess Deferral Plan (Effective as of January 1, 2011). Incorporated by reference to Exhibit 10.9 to SAIC, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed on March 25, 2011 with the SEC.

10.9*	Form of Stock Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.10*	Form of Nonstatutory Stock Option Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.11*	Form of Nonstatutory Stock Option Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (covering options granted after February 18, 2011). Incorporated by reference to Exhibit 10.12 to SAIC, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed on March 25, 2011 with the SEC.

10.12*	Form of Stock Award Agreement (Non-Employee Directors) of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.7 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.13*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.8 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.14*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of SAIC, Inc.’s 2006 Equity Incentive Plan (covering options granted after February 18, 2011). Incorporated by reference to Exhibit 10.15 to SAIC, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed on March 25, 2011 with the SEC.

10.15*	Form of Performance Share Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011 as filed on June 3, 2011 with the SEC.

10.16*	Form of Recoupment Policy and Non-Solicitation Acknowledgment and Agreement. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 as filed on June 4, 2010 with the SEC.

10.17	Amended and Restated Four Year Credit Agreement, dated March 11, 2011, among SAIC, Inc., as borrower, Science Applications International Corporation, as guarantor, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Morgan Stanley Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on March 15, 2011 with the SEC.

10.18*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed on June 7, 2007 with the SEC.

10.19*	Form of Severance Protection Agreement.

10.20*	Employment Letter Agreement between Science Applications International Corporation and Mark Sopp, dated as of November 17, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC. (SEC File No. 001-33072)

10.21*	Stock Offer Letter dated November 14, 2005 to Mark Sopp from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

50  SAIC, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit
10.22*	Employment Letter Agreement dated June 19, 2009, between Walter P. Havenstein and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

10.23*	Stock Offer Letter dated June 19, 2009, to Walter P. Havenstein from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to SAIC, Inc.’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

10.24*	Letter Agreement, dated February 23, 2012, among SAIC, Inc., Science Applications International Corporation and Walter P. Havenstein. Incorporated by reference to Exhibit 99.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on February 24, 2012 with the SEC.

10.25*	Employment Letter Agreement dated February 29, 2012, to John P. Jumper. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Current Report on Form 8-K/A as filed on March 2, 2012 with the SEC.

10.26*	Stock Offer Letter dated February 29, 2012 to John P. Jumper. Incorporated by reference to Exhibit 10.2 to SAIC, Inc.’s Current Report on Form 8-K/A as filed on March 2, 2012 with the SEC.

10.27	Deferred Prosecution Agreement between Science Applications and the U.S. Attorney’s Office for the Southern District of New York effective March 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2012 with the SEC.

21	Subsidiaries of Registrants.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Patent License and Assignment Agreement dated as of August 12, 2005 between Science Applications International Corporation and VirnetX, Inc. Incorporated by reference to Exhibit 99.1 to SAIC, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.2 †	Amendment No. 1 dated as of November 2, 2006 to Patent License and Assignment Agreement between Science Applications International Corporation and VirnetX, Inc. Incorporated by reference to Exhibit 99.2 to SAIC, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.3	Amendment No. 2 dated as of March 12, 2008 to Patent License and Assignment Agreement between Science Applications International Corporation and VirnetX, Inc. Incorporated by reference to Exhibit 99.3 to SAIC, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.4 †	Professional Services Contract effective September 7, 1999 between Science Applications International Corporation and In-Q-Tel, Inc. (f/k/a In-Q-It, Inc.). Incorporated by reference to Exhibit 99.4 to SAIC, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

101	Interactive Data File.

*	Executive Compensation Plans and Arrangements

†	Confidential treatment has been granted with respect to certain portions of these exhibits.

SAIC, Inc. Annual Report  51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIC, Inc.

By	/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer

Dated: March 27, 2012

Science Applications International Corporation

By	/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer

Dated: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of SAIC, Inc. and Science Applications International Corporation, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John P. Jumper John P. Jumper	Principal Executive Officer and Director	March 27, 2012

/s/ Mark W. Sopp Mark W. Sopp	Principal Financial Officer	March 27, 2012

/s/ John R. Hartley John R. Hartley	Principal Accounting Officer	March 27, 2012

/s/ A. Thomas Young A. Thomas Young	Chair of the Board	March 27, 2012

/s/ France A. Córdova France A. Córdova	Director	March 27, 2012

/s/ Jere A. Drummond Jere A. Drummond	Director	March 27, 2012

/s/ Thomas F. Frist III Thomas F. Frist, III	Director	March 27, 2012

/s/ John J. Hamre John J. Hamre	Director	March 27, 2012

/s/ Miriam E. John Miriam E. John	Director	March 27, 2012

/s/ Anita K. Jones Anita K. Jones	Director	March 27, 2012

/s/ Harry M. J. Kraemer, Jr. Harry M. J. Kraemer, Jr.	Director	March 27, 2012

/s/ Lawrence C. Nussdorf Lawrence C. Nussdorf	Director	March 27, 2012

52  SAIC, Inc. Annual Report

SIGNATURES

Signature	Title	Date
/s/ Edward J. Sanderson, Jr. Edward J. Sanderson, Jr.	Director	March 27, 2012

/s/ Louis A. Simpson Louis A. Simpson	Director	March 27, 2012

SAIC, Inc. Annual Report  53

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

SAIC, Inc. Annual Report  F-1

SAIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

McLean, Virginia

We have audited the accompanying consolidated balance sheets of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAIC, Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on February 1, 2011, the Company has elected to change its method of recognizing pension expense.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 26, 2012

F-2  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2012	2011	2010
	(in millions, except per share amounts)
Revenues	$10,587	$10,921	$10,580
Costs and expenses:
Cost of revenues	9,606	9,476	9,151
Selling, general and administrative expenses	670	498	593
Operating income	311	947	836
Non-operating income (expense):
Interest income	5	2	2
Interest expense	(114)	(79)	(76)
Other income, net	5	2	6
Income from continuing operations before income taxes	207	872	768
Provision for income taxes	(215)	(314)	(289)
Income (loss) from continuing operations	(8)	558	479
Discontinued operations (Note 16):
Income from discontinued operations before income taxes	117	89	24
Provision for income taxes	(50)	(28)	(7)
Income from discontinued operations	67	61	17
Net income	$59	$619	$496
Earnings per share (Note 2):
Basic:
Income (loss) from continuing operations	$(.02)	$1.48	$1.20
Income from discontinued operations	.20	.17	.05
	$.18	$1.65	$1.25
Diluted:
Income (loss) from continuing operations	$(.02)	$1.48	$1.19
Income from discontinued operations	.20	.16	.04
	$.18	$1.64	$1.23

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-3

SAIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended January 31
	2012	2011	2010
	(in millions)
Net income	$59	$619	$496
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8	—	12
Deferred taxes	(4)	—	(3)
Foreign currency translation adjustments, net of tax	4	—	9
Reclassification of realized loss on settled derivative instruments to net income	1	1	—
Deferred taxes	(1)	—	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	1	—
Pension liability adjustments	(13)	12	(3)
Deferred taxes	5	(3)	1
Pension liability adjustments, net of tax	(8)	9	(2)
Total other comprehensive income (loss), net of tax	(4)	10	7
Comprehensive income	$55	$629	$503

See accompanying combined notes to consolidated financial statements.

F-4  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED BALANCE SHEETS

	January 31
	2012	2011
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,592	$1,367
Receivables, net	2,174	2,069
Inventory, prepaid expenses and other current assets	439	382
Assets of discontinued operations	—	49
Total current assets	4,205	3,867
Property, plant and equipment, net	348	359
Intangible assets, net	176	211
Goodwill	1,826	1,664
Deferred income taxes	37	51
Other assets	75	71
	$6,667	$6,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,964	$1,205
Accrued payroll and employee benefits	508	511
Notes payable and long-term debt, current portion	553	3
Liabilities of discontinued operations	—	29
Total current liabilities	3,025	1,748
Notes payable and long-term debt, net of current portion	1,299	1,849
Other long-term liabilities	162	135
Commitments and contingencies (Notes 13, 17 and 18)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized at January 31, 2012 and 2011, no shares issued and outstanding at January 31, 2012 and 2011	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 341 million and 362 million shares issued and outstanding at January 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	2,028	2,090
Retained earnings	164	408
Accumulated other comprehensive loss	(11)	(7)
Total stockholders’ equity	2,181	2,491
	$6,667	$6,223

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-5

SAIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Common stock	Preferred stock
	(in millions)
Balance at January 31, 2009	210	196	$1,950	$157	$(24)	$2,083
Net income	—	—	—	496	—	496
Other comprehensive income, net of tax	—	—	—	—	7	7
Issuances of stock	3	13	177	—	—	177
Repurchases of stock	(28)	(6)	(173)	(441)	—	(614)
Conversion of preferred stock to common stock	203	(203)	—	—	—	—
Adjustments for income tax benefits from stock-based compensation	—	—	36	—	—	36
Stock-based compensation	—	—	106	—	—	106
Balance at January 31, 2010	388	—	2,096	212	(17)	2,291
Net income	—	—	—	619	—	619
Other comprehensive income, net of tax	—	—	—	—	10	10
Issuances of stock	9	—	83	—	—	83
Repurchases of stock	(35)	—	(202)	(423)	—	(625)
Adjustments for income tax benefits from stock-based compensation	—	—	11	—	—	11
Stock-based compensation	—	—	102	—	—	102
Balance at January 31, 2011	362	—	2,090	408	(7)	2,491
Net income	—	—	—	59	—	59
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)
Issuances of stock	8	—	44	—	—	44
Repurchases of stock	(29)	—	(175)	(303)	—	(478)
Adjustments for income tax benefits from stock-based compensation	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	85	—	—	85
Balance at January 31, 2012	341	—	$2,028	$164	$(11)	$2,181

See accompanying combined notes to consolidated financial statements.

F-6  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2012	2011	2010
	(in millions)
Cash flows from continuing operations:
Net income	$59	$619	$496
Income from discontinued operations	(67)	(61)	(17)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	114	110	90
Stock-based compensation	84	100	103
Excess tax benefits from stock-based compensation	—	(11)	(36)
Impairment losses	19	4	7
Net gain on sales and disposals of assets	(31)	(5)	(8)
Other items	(1)	1	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(48)	(13)	(110)
Inventory, prepaid expenses and other current assets	(93)	(29)	54
Deferred income taxes	(9)	9	(19)
Other assets	(22)	(2)	2
Accounts payable and accrued liabilities	757	(17)	(24)
Accrued payroll and employee benefits	—	23	16
Income taxes payable	5	6	21
Other long-term liabilities	5	(9)	12
Total cash flows provided by operating activities of continuing operations	772	725	588
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(65)	(73)	(58)
Acquisitions of businesses, net of cash acquired of $5, $10 and $8 in fiscal 2012, 2011 and 2010, respectively	(218)	(382)	(256)
Net payments for purchase price adjustments related to prior year acquisitions	(4)	—	(2)
Proceeds from sale of assets	85	10	12
Other	(1)	—	(2)
Total cash flows used in investing activities of continuing operations	(203)	(445)	(306)
Cash flows from financing activities of continuing operations:
Issuance of long-term debt, net of offering costs	—	742	—
Payments on notes payable and long-term debt	(3)	(3)	(18)
Sales of stock and exercises of stock options	27	38	58
Repurchases of stock	(471)	(601)	(474)
Excess tax benefits from stock-based compensation	—	11	36
Other	(2)	—	—
Total cash flows provided by (used in) financing activities of continuing operations	(449)	187	(398)
Increase (decrease) in cash and cash equivalents from continuing operations	120	467	(116)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(62)	(11)	35
Cash provided by investing activities of discontinued operations	166	51	1
Increase in cash and cash equivalents from discontinued operations	104	40	36
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	(1)	5
Total increase (decrease) in cash and cash equivalents	225	506	(75)
Cash and cash equivalents at beginning of year	1,367	861	936
Cash and cash equivalents at end of year	$1,592	$1,367	$861

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-7

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Science Applications International Corporation

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Science Applications International Corporation and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 26, 2012

F-8  SAIC, Inc. Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2012	2011	2010
	(in millions, except per share amounts)
Revenues	$10,587	$10,921	$10,580
Costs and expenses:
Cost of revenues	9,606	9,476	9,151
Selling, general and administrative expenses	670	498	593
Operating income	311	947	836
Non-operating income (expense):
Interest income	5	2	2
Interest expense	(119)	(94)	(98)
Other income, net	5	2	6
Income from continuing operations before income taxes	202	857	746
Provision for income taxes	(213)	(307)	(281)
Income (loss) from continuing operations	(11)	550	465
Discontinued operations (Note 16):
Income from discontinued operations before income taxes	117	89	24
Provision for income taxes	(50)	(28)	(7)
Income from discontinued operations	67	61	17
Net income	$56	$611	$482

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-9

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended January 31
	2012	2011	2010
	(in millions)
Net income	$56	$611	$482
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8	—	12
Deferred taxes	(4)	—	(3)
Foreign currency translation adjustments, net of tax	4	—	9
Reclassification of realized loss on settled derivative instruments to net income	1	1	—
Deferred taxes	(1)	—	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	1	—
Pension liability adjustments	(13)	12	(3)
Deferred taxes	5	(3)	1
Pension liability adjustments, net of tax	(8)	9	(2)
Total other comprehensive income (loss), net of tax	(4)	10	7
Comprehensive income	$52	$621	$489

See accompanying combined notes to consolidated financial statements.

F-10  SAIC, Inc. Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31
	2012	2011
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,592	$1,367
Receivables, net	2,174	2,069
Inventory, prepaid expenses and other current assets	439	382
Assets of discontinued operations	—	49
Total current assets	4,205	3,867
Property, plant and equipment, net	348	359
Intangible assets, net	176	211
Goodwill	1,826	1,664
Deferred income taxes	37	51
Other assets	75	71
	$6,667	$6,223
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,964	$1,198
Accrued payroll and employee benefits	508	511
Notes payable and long-term debt, current portion	553	3
Liabilities of discontinued operations	—	29
Total current liabilities	3,025	1,741
Notes payable and long-term debt, net of current portion	1,299	1,849
Note payable to SAIC, Inc.	120	489
Other long-term liabilities	162	135
Commitments and contingencies (Notes 13, 18 and 19)
Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at January 31, 2012 and 2011	—	—
Additional paid-in capital	233	233
Retained earnings	1,839	1,783
Accumulated other comprehensive loss	(11)	(7)
Total stockholder’s equity	2,061	2,009
	$6,667	$6,223

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-11

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2009	5,000	$233	$690	$(24)	$899
Net income	—	—	482	—	482
Other comprehensive income, net of tax	—	—	—	7	7
Balance at January 31, 2010	5,000	233	1,172	(17)	1,388
Net income	—	—	611	—	611
Other comprehensive income, net of tax	—	—	—	10	10
Balance at January 31, 2011	5,000	233	1,783	(7)	2,009
Net income	—	—	56	—	56
Other comprehensive loss, net of tax	—	—	—	(4)	(4)
Balance at January 31, 2012	5,000	$233	$1,839	$(11)	$2,061

See accompanying combined notes to consolidated financial statements.

F-12  SAIC, Inc. Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2012	2011	2010
	(in millions)
Cash flows from continuing operations:
Net income	$56	$611	$482
Income from discontinued operations	(67)	(61)	(17)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	114	110	90
Stock-based compensation	84	100	103
Impairment losses	19	4	7
Net gain on sales and disposals of assets	(31)	(5)	(8)
Other items	(1)	1	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(48)	(13)	(110)
Inventory, prepaid expenses and other current assets	(93)	(29)	54
Deferred income taxes	(9)	9	(19)
Other assets	(22)	(2)	2
Accounts payable and accrued liabilities	757	(17)	(24)
Accrued payroll and employee benefits	—	23	16
Income taxes payable	5	6	21
Other long-term liabilities	5	(9)	12
Total cash flows provided by operating activities of continuing operations	769	728	610
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(65)	(73)	(58)
Acquisitions of businesses, net of cash acquired of $5, $10 and $8 in fiscal 2012, 2011 and 2010, respectively	(218)	(382)	(256)
Net payments for purchase price adjustments related to prior year acquisitions	(4)	—	(2)
Proceeds from sale of assets	85	10	12
Other	(1)	—	(2)
Total cash flows used in investing activities of continuing operations	(203)	(445)	(306)
Cash flows from financing activities of continuing operations:
Issuance of long-term debt, net of offering costs	—	742	—
Proceeds from note payable to SAIC, Inc.	638	1,298	380
Payments on note payable to SAIC, Inc.	(1,079)	(1,853)	(782)
Payments on notes payable and long-term debt	(3)	(3)	(18)
Other	(2)	—	—
Total cash flows provided by (used in) financing activities of continuing operations	(446)	184	(420)
Increase (decrease) in cash and cash equivalents from continuing operations	120	467	(116)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(62)	(11)	35
Cash provided by investing activities of discontinued operations	166	51	1
Increase in cash and cash equivalents from discontinued operations	104	40	36
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	(1)	5
Total increase (decrease) in cash and cash equivalents	225	506	(75)
Cash and cash equivalents at beginning of year	1,367	861	936
Cash and cash equivalents at end of year	$1,592	$1,367	$861

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-13

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation

SAIC, Inc. (“SAIC”) is a holding company whose direct 100%-owned subsidiary is Science Applications International Corporation (“Science Applications”), a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security, and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

The consolidated financial statements of SAIC include the accounts of its majority-owned and 100%-owned subsidiaries, including Science Applications. The consolidated financial statements of Science Applications include the accounts of its majority-owned and 100%-owned subsidiaries. SAIC does not have separate operations, assets or liabilities independent of Science Applications, except for a note receivable from Science Applications (the “related party note”), on which Science Applications pays interest to SAIC. From time to time SAIC issues stock to Science Applications employees, which is reflected in SAIC’s Consolidated Statements of Stockholders’ Equity and results in an increase to the related party note (see Note 8). All intercompany transactions and accounts have been eliminated in consolidation.

These Combined Notes to Consolidated Financial Statements apply to both SAIC and Science Applications. As SAIC consolidates Science Applications for financial statement purposes, disclosures that relate to activities of Science Applications also apply to SAIC. References to the “Company” refer collectively to SAIC, Science Applications, and its consolidated subsidiaries unless otherwise noted.

The Company may dispose (or management may commit to plans to dispose) of components of the business, which are reclassified as discontinued operations for all periods presented.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ended January 31, 2012 is referred to as “fiscal 2012” in these combined notes to consolidated financial statements.

Stock Reclassification

In November 2009, SAIC completed a reclassification in which each share of Class A preferred stock was converted into one share of common stock. Shares of Class A preferred stock had the same economic rights as shares of common stock; however, holders of Class A preferred stock were entitled to 10 votes per share while holders of common stock were entitled to one vote per share. This conversion did not impact the Company’s consolidated financial position or results of operations, other than increasing the number of SAIC’s common shares outstanding and eliminating SAIC’s preferred shares outstanding.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

Revenue Recognition Accounting Change

The Company’s revenues are generated primarily from contracts with the U.S. Government, commercial customers, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under various types of contracts, which include firm-fixed-price, time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

F-14  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Change. Prior to February 1, 2010, the Company recognized revenues on cost-plus-fixed-fee, time-and-materials and fixed-price-level-of-effort contracts with the U.S. Government primarily based on contract costs incurred to date compared with total estimated costs at completion (cost-to-cost method), which is an input method of percentage-of-completion that relied heavily on management’s estimates of contract revenues and contract costs at completion. Effective February 1, 2010, the Company changed its method of revenue recognition for cost-plus-fixed-fee, time-and-materials and fixed-price-level-of-effort contracts with the U.S. Government to the methods described below. Contract costs will continue to be expensed as incurred under these contracts.

The revenue recognition change impacted contracts accounting for approximately two-thirds of the Company’s revenues. The Company believes the change is to an alternative accounting principle that is preferable because it better reflects the economic substance and earnings process under these arrangements. This change was facilitated by the implementation of a new information technology system.

Although this change impacted contracts accounting for approximately two-thirds of the Company’s revenues, the result of the accounting change was immaterial to the Company’s consolidated financial position and results of operations for all periods presented because the resulting measurement of the progress toward completion under the two methods is not significantly different. Accordingly, the cumulative effect of the accounting change was recognized in the consolidated statement of income in the first quarter of fiscal 2011, rather than retrospectively applied to the prior period consolidated financial statements.

Revenue Recognition. Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. Government on the basis of partial performance equal to costs incurred, plus an estimate of applicable fees earned as the Company becomes contractually entitled to reimbursement of costs and the applicable fees.

Time-and-materials contracts—Revenue is recognized on time-and-materials contracts with the U.S. Government using the percentage-of-completion method of accounting utilizing an output measure of progress. Revenue is recognized on time-and-materials contracts with non-U.S. Government customers using a proportional performance method. Under both of these methods, revenue is recognized based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.

Fixed-price-level-of-effort contracts (FP-LOE)—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, the Company recognizes revenue on FP-LOE contracts with the U.S. Government in a manner similar to time-and-materials contracts in which the Company measures progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

Cost-plus-award-fee/cost-plus-incentive fee contracts—Revenues and fees on these contracts with the U.S. Government are primarily recognized using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. The Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.

Firm-fixed-price contracts—Revenues and fees on these contracts that are system integration or engineering in nature are primarily recognized using the percentage-of-completion method of accounting utilizing the cost-to-cost method.

Revenues from services and maintenance contracts, notwithstanding contract type, are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, provided that all other requirements for revenue recognition have been met.

The Company also uses the efforts-expended method of percentage-of-completion using measures such as labor dollars for measuring progress toward completion in situations in which this approach is more representative of the progress on the contract. For example, the efforts-expended method is utilized when there are significant amounts of materials or hardware procured for the contract that is not representative of progress on the contract. Additionally, the Company utilizes the units-of-delivery method under percentage-of-completion on contracts where separate units of output are produced. Under the units-of-delivery method, revenue is generally recognized when the units are delivered to the customer, provided that all other requirements for revenue recognition have been met.

SAIC, Inc. Annual Report  F-15

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates its contracts for multiple elements, and when appropriate, separates the contracts into separate units of accounting for revenue recognition.

The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The Company has agreed upon and settled indirect contract costs through fiscal 2004. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $38 million ($0.07 per diluted share) and $44 million ($0.08 per diluted share) for fiscal 2012 and fiscal 2011, respectively.

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year. The Company has extended deferred payment terms with contractual maturities that may exceed one year to three commercial customers related to certain construction projects. As of January 31, 2012, the Company had outstanding receivables of $73 million with these customers with collection expected in fiscal 2013. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

In certain situations, primarily where the Company is not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendors’ products, the Company recognizes as revenue the net management fee associated with the services and excludes from its income statement the gross sales and costs associated with the facility or other vendors’ products.

Pension Accounting Change

On February 1, 2011, SAIC elected to change its method of recognizing pension expense. Immediately prior to the change, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (which is referred to as the corridor) were recognized over the average remaining life expectancy of the plan participants. Under the newly adopted accounting method, SAIC recognizes all net actuarial gains or losses in excess of the corridor annually in the fourth quarter of each fiscal year and whenever the plan is remeasured. While the historical method of recognizing pension expense was acceptable, SAIC believes that the new method is preferable as it eliminates the delay in recognizing actuarial gains and losses in excess of the corridor, resulting in a more timely reflection of the effects of economic and interest rate conditions on plan obligations, investments and assumptions. This change in accounting was reported through retrospective application of the new method to all periods presented.

Pre-contract Costs

Costs incurred on projects as pre-contract costs are deferred as assets (inventory, prepaid expenses and other current assets) when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution and it is probable that the Company will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized.

Financial Instruments

The Company is exposed to certain market risks which are inherent in certain transactions entered into during the normal course of business. These transactions include sales contracts denominated in foreign currencies, investments in equity

F-16  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities and exposure to changing interest rates. The Company uses a risk management policy to assess and manage cash flow and fair value exposures. The policy permits the use of derivative instruments with certain restrictions. The Company does not hold derivative instruments for trading or speculative purposes.

Fair Value of Financial Instruments

The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). The Company utilizes Level 2 and Level 3 inputs in testing assets for recoverability upon events or changes in circumstances that indicate the carrying value of those assets may not be recoverable.

The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, which include cash equivalents and long-term investments in private equity securities, are reasonable estimates of their related fair values. Cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input). Management evaluates its investments for other-than-temporary impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments in private equity securities is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input), discounted cash flow models (Level 3 input) and recent capital transactions of the portfolio companies being valued (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value (Level 2 input). The fair value of long-term debt (see Note 7) is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 and 3 inputs).

Cash and Cash Equivalents

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

Restricted Cash

The Company has restricted cash balances, primarily representing advances from a customer, that are restricted as to use for certain expenditures related to that customer’s contract. Restricted cash is reflected in inventory, prepaid expenses and other current assets in the Company’s consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and accounts receivable. At January 31, 2012, the Company’s cash and cash equivalents bear both fixed and variable interest rates. Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government.

Investments

Investments in entities and corporate joint ventures where the Company has a noncontrolling ownership interest representing less than 50% and over which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting whereby the Company recognizes its proportionate share of the entities’ net income or loss and does not consolidate the entities’ assets and liabilities. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.

Variable Interest Entities

The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a variable interest entity (VIE). If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and is consequently required to consolidate the VIE.

SAIC, Inc. Annual Report  F-17

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost or first-in, first-out methods. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. Finished goods inventory consists primarily of purchased finished goods for resale to customers, such as tires, lubricants and first responder equipment, in addition to manufactured border, port and mobile security products and baggage scanning equipment. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory.

Property, Plant and Equipment

Purchases of property, plant and equipment as well as costs associated with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Equipment	Straight-line or declining-balance	2-10
Building	Straight-line	20-40
Building improvements and leasehold improvements	Straight-line	Shorter of lease term or 25

The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated future undiscounted cash flows. When the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of its estimated future cash flows.

Goodwill and Intangible Assets

The Company evaluates goodwill for potential impairment annually at the beginning of the fourth quarter, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill.

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Selling, General and Administrative Expenses

The Company classifies indirect costs incurred within or allocated to its Government customers as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2012, one of the Company’s subsidiaries adopted the Company’s more prevalent disclosure statement resulting in certain costs previously classified as

F-18  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

general and administrative expenses in fiscal 2011 being classified as cost of revenues in fiscal 2012 on a prospective basis. Effective in fiscal 2011, the Company updated its disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently either as overhead or as general and administrative expenses on a prospective basis. These changes caused a net increase in reported cost of revenues and a net decrease in reported selling, general and administrative expenses in subsequent fiscal years as compared to prior fiscals years; however, total operating costs were not affected by these changes. Selling, general and administrative expenses include general and administrative, bid and proposal and internal research and development expenses.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with the accounting standard for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize its deferred income tax assets in the future as currently recorded, the Company would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.

The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.

The Company recognizes liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in its income tax expense.

Stock-Based Compensation

The Company recognizes the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services as compensation expense over the requisite service period, which is typically the vesting period, net of an estimated forfeiture rate.

Foreign Currency

The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are recognized in the statement of income.

Accounting Standards Updates Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued an update to “Revenue Recognition—Multiple-Deliverable Revenue Arrangements.” This update removed the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaced references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provided a hierarchy that entities must use to estimate the selling price, eliminated the use of the residual method for allocation, and expanded the ongoing disclosure requirements. This update was effective for the Company beginning February 1, 2011 and was applied prospectively. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued an update to “Software—Multiple-Deliverable Revenue Arrangements.” This update amended the existing accounting model for revenue arrangements that include both tangible products and software

SAIC, Inc. Annual Report  F-19

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2010, the FASB issued an update to “Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update expands the disclosure requirements regarding an entity’s allowance for credit losses and the quality of its financing receivables. The expanded disclosure requirements do not apply to trade account receivables arising from the sale of goods or services with contractual maturities of one year or less. The majority of the Company’s accounts receivable, including unbilled accounts receivable, result from sales to the U.S. Government, which are presumed to be free of credit risk, and have contractual maturities of less than one year. This update was effective for the Company beginning February 1, 2011 and was applied prospectively.

In June 2011, the FASB issued an update to “Comprehensive Income.” This update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. The new requirements do not change the components of comprehensive income recognized in net income or in other comprehensive income, or the timing of recognition of other comprehensive income or reclassification to net income. In December 2011, the FASB issued an update amending the June 2011 update to defer the requirement that entities separately present reclassification adjustments on the face of the income statement. These updates are effective for public entities in fiscal years beginning after December 15, 2011. The Company has elected to early adopt, as permitted, the non-deferred provisions of these updates effective for fiscal 2012. As a result, these consolidated financial statements include separate consolidated statements of income and consolidated statements of comprehensive income with retrospective application to previously presented periods.

During the fiscal years presented, the Company adopted various other accounting standards issued by the FASB, none of which had a material effect on the Company’s consolidated financial position and results of operations.

Accounting Standards Updates Issued But Not Yet Adopted

Other accounting standards and updates issued but not effective for the Company until after January 31, 2012, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

F-20  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income used to compute basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Basic EPS:
Income (loss) from continuing operations, as reported	$(8)	$558	$479
Less: allocation of undistributed earnings to participating securities	—	(18)	(14)
Income (loss) from continuing operations, for computing basic EPS	$(8)	$540	$465
Net income, as reported	$59	$619	$496
Less: allocation of undistributed earnings to participating securities	—	(20)	(15)
Net income, for computing basic EPS	$59	$599	$481
Diluted EPS:
Income (loss) from continuing operations, as reported	$(8)	$558	$479
Less: allocation of undistributed earnings to participating securities	—	(18)	(14)
Income (loss) from continuing operations, for computing diluted EPS	$(8)	$540	$465
Net income, as reported	$59	$619	$496
Less: allocation of undistributed earnings to participating securities	—	(20)	(15)
Net income, for computing diluted EPS	$59	$599	$481

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Basic weighted average number of shares outstanding	336	364	386
Dilutive common share equivalents—stock options and other stock awards	—	2	4
Diluted weighted average number of shares outstanding	336	366	390

Basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2012	2011	2010
Basic:
Income (loss) from continuing operations	$(.02)	$1.48	$1.20
Income from discontinued operations	.20	.17	.05
	$.18	$1.65	$1.25
Diluted:
Income (loss) from continuing operations	$(.02)	$1.48	$1.19
Income from discontinued operations	.20	.16	.04
	$.18	$1.64	$1.23

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Antidilutive stock options excluded	21	19	11
Performance-based stock awards excluded	1	1	1

SAIC, Inc. Annual Report  F-21

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Composition of Certain Financial Statement Captions:

	January 31
	2012	2011
	(in millions)
Receivables, net:
Billed and billable receivables	$1,563	$1,567
Unbillable receivables, including contract retentions	617	511
Less allowance for doubtful accounts	(6)	(9)
	$2,174	$2,069
Inventory, prepaid expenses and other current assets:
Inventories	$168	$116
Prepaid expenses	59	42
Restricted cash	43	38
Deferred income taxes	82	41
Assets held for sale	9	39
Prepaid income taxes and tax refunds	41	59
Other	37	47
	$439	$382
Property, plant and equipment, net:
Computers and other equipment	$305	$289
Buildings and improvements	181	185
Leasehold improvements	194	185
Office furniture and fixtures	54	55
Land	32	33
Construction in progress	6	10
	772	757
Less accumulated depreciation and amortization	(424)	(398)
	$348	$359
Accounts payable and accrued liabilities:
Accounts payable	$487	$457
Accrued liabilities *	1,266	630
Collections in excess of revenues on uncompleted contracts and deferred revenue	211	118
	$1,964	$1,205
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$252	$252
Accrued vacation	249	247
Accrued contributions to employee benefit plans	7	12
	$508	$511
Other long-term liabilities:
Accrued pension liabilities	$29	$20
Deferred compensation	41	35
Liabilities for uncertain tax positions	29	25
Other	63	55
	$162	$135

*	Includes the $500 million CityTime settlement obligation as of January 31, 2012 described in Note 17 of the combined notes to the consolidated financial statement. Also includes accrued stock repurchases of $7 million as of January 31, 2011, which are solely the obligations of SAIC and not reflected in Science Applications’ consolidated balance sheet.

Note 4—Acquisitions:

The Company acquires businesses as part of its growth strategy to provide new or enhance existing capabilities and offerings to customers. The Company completed acquisitions during each of the years presented, which individually and in the aggregate were not considered material business combinations in the year acquired.

F-22  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition information for the years presented was as follows:

	Year Ended January 31
	2012	2011	2010
	($ in millions)
Number of acquisitions	2	3	6
Aggregate purchase price:
Cash consideration (paid and accrued)	$223	$389	$267
Non-cash consideration	—	—	3
Contingent consideration	—	—	6
	$223	$389	$276

The Company’s acquisitions in fiscal 2012 included Vitalize Consulting Solutions, Inc. and Patrick Energy Services, Inc. in the Health, Energy and Civil Solutions segment. Vitalize Consulting Solutions, Inc. is a provider of clinical, business and information technology services for healthcare enterprises. This acquisition expanded the Company’s capabilities in both federal and commercial markets to help customers better address electronic health record implementation and optimization demand. Patrick Energy Services, Inc. is a provider of performance-based transmission and distribution power system solutions. This acquisition enhanced the Company’s energy and smart grid services portfolio by adding additional transmission and distribution engineering services to its existing capabilities.

The most notable acquisitions in fiscal 2011 included Cloudshield Technologies, Inc. in the Intelligence and Cybersecurity Solutions segment and Reveal Imaging Technologies, Inc. in the Health, Energy and Civil Solutions segment. Cloudshield Technologies, Inc. is a provider of cybersecurity and management services solutions. This acquisition enhanced the Company’s cybersecurity offerings and positioned the Company to bring to market deep packet inspection solutions for high speed networks, enabling the Company to better meet emerging customer requirements. Reveal Imaging Technologies, Inc. is a provider of threat detection products and services. This acquisition enhanced the Company’s homeland security solutions portfolio by adding U.S. Transportation Security Administration certified explosive detection systems for checked baggage screening to the Company’s passenger and cargo inspections systems product offerings.

The most notable acquisitions in fiscal 2010 included R.W. Beck Group, Inc. in the Health, Energy and Civil Solutions segment and Science, Engineering and Technology Associates Corporation in the Intelligence and Cybersecurity Solutions segment. R.W. Beck Group, Inc. is a provider of business, engineering, energy and infrastructure consulting services. This acquisition both enhanced the Company’s existing capabilities and offerings in the areas of energy and infrastructure consulting services and provided new capabilities and offerings in disaster preparedness and recovery services. Science, Engineering and Technology Associates Corporation, is a provider of intelligence, surveillance and reconnaissance information technologies. This acquisition enhanced the Company’s service offerings and capabilities by adding information technologies that detect human behaviors to identify human-borne suicide bombers.

The Company has not yet obtained all of the information required to complete the purchase price allocations related to the acquisitions made in fiscal 2012. The final purchase price allocations will be completed after the information identified by the Company has been received. Purchase price (preliminary or final) allocations for the years presented were as follows:

	Year Ended January 31
	2012	2011	2010
	($ in millions)
Purchase price allocations:
Goodwill:
Tax deductible goodwill	$30	$16	$77
Non-tax deductible goodwill	135	223	105
Identifiable intangible assets:
Customer relationships (finite-lived)	$28	$9	$33
Software and technology (finite-lived)	—	110	17
Other (finite-lived)	1	—	—
In-process research and development (indefinite-lived)	—	27	3
Weighted average lives of finite-lived intangibles:
Customer relationships	5 years	2 years	5 years
Software and technology	—	8 years	8 years
Other	3 years	—	—
All finite-lived intangible assets	5 years	7 years	6 years

SAIC, Inc. Annual Report  F-23

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Goodwill and Intangible Assets:

Effective February 1, 2011, the Company redefined its Government and Commercial reportable segments into the following: Defense Solutions (DS); Health, Energy and Civil Solutions (HECS); and Intelligence and Cybersecurity Solutions (ICS) (see Note 15). The carrying value of goodwill by segment at January 31, 2010 has been recast to give effect to the change in reportable segments and for discontinued operations ($14 million).

The changes in the carrying value of goodwill by segment were as follows:

	DS	HECS	ICS	Total
	(in millions)
Goodwill at January 31, 2010	$382	$516	$522	$1,420
Acquisitions	—	140	103	243
Adjustments	23	(22)	—	1
Goodwill at January 31, 2011	405	634	625	1,664
Acquisitions	—	165	—	165
Adjustments	5	(14)	6	(3)
Goodwill at January 31, 2012	$410	$785	$631	$1,826

Goodwill adjustments in fiscal 2012 and 2011 resulted from the finalization of purchase price allocations related to prior year acquisitions. There were no goodwill impairments during fiscal 2012, 2011 and 2010.

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	January 31
	2012			2011
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$120	$(62)	$58	$121	$(65)	$56
Software and technology	148	(48)	100	157	(37)	120
Other	2	(1)	1	2	(1)	1
Total finite-lived intangible assets	270	(111)	159	280	(103)	177
Indefinite-lived intangible assets:
In-process research and development	13	—	13	30	—	30
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	17	—	17	34	—	34
Total intangible assets	$287	$(111)	$176	$314	$(103)	$211

Finite-lived intangible assets with a gross carrying value of $37 million became fully amortized in fiscal 2012 and are no longer reflected in the gross carrying value after becoming fully amortized.

During fiscal 2012, the Company determined that certain intangible assets, consisting of software and technology and customer relationships, associated with the acquisition of Cloudshield Technologies, Inc. completed in fiscal 2011, were not recoverable due to lower projected revenue levels from those products and customers. As a result, the Intelligence and Cybersecurity segment recognized a $19 million impairment loss within selling, general and administrative expenses to reduce the carrying amount of these intangible assets to their estimated fair value. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3 under the accounting standard for fair value measurement).

F-24  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated annual amortization expense related to finite-lived intangible assets as of January 31, 2012 was as follows:

Year Ending January 31
(in millions)
2013	$36
2014	31
2015	27
2016	22
2017	16
2018 and thereafter	27
$159

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

Note 6—Revolving Credit Facility:

In fiscal 2012, SAIC amended and restated its revolving credit facility. The amended and restated revolving credit facility executed by SAIC and fully and unconditionally guaranteed by Science Applications provides for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2017. As of January 31, 2012 and 2011, there were no borrowings outstanding under the revolving credit facility.

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this facility, to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of January 31, 2012. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the revolving credit facility.

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

Subsequent to January 31, 2012, the Company extended the maturity date of the revolving credit facility for one additional year, to March 2016, as provided for in the terms of the revolving credit facility.

SAIC, Inc. Annual Report  F-25

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Notes Payable and Long-Term Debt:

The Company’s notes payable and long-term debt consisted of the following for the years presented:

			January 31
	Stated interest rate	Effective interest rate	2012	2011
			($ in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$448
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	550	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Other notes payable due on various dates through fiscal 2018	0%-2.5%	Various	9	10
Total notes payable and long-term debt			1,852	1,852
Less current portion			553	3
Total notes payable and long-term debt, net of current portion			$1,299	$1,849
Fair value of notes payable and long-term debt			$2,011	$1,930

Interest is payable on the Company’s senior unsecured notes on a semi-annual basis with principal payments due on maturity. The note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense, which results in an effective interest rate that is higher than the stated interest rate of the notes.

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of January 31, 2012.

Maturities of notes payable and long-term debt are as follows:

Year Ending January 31	Total
(in millions)
2013	$553
2014	2
2015	2
2016	1
2017	2
2018 and thereafter	1,300
Total principal payments	1,860
Less unamortized discount	8
$1,852

Note 8—Related Party Transactions:

Science Applications has fully and unconditionally guaranteed the obligations of SAIC under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Science Applications. Science Applications has fully and unconditionally guaranteed any borrowings under SAIC’s amended and restated revolving credit facility maturing in fiscal 2017. SAIC has fully and unconditionally guaranteed the obligations of Science Applications under its $300 million 5.5% notes, $550 million 6.25% notes and $250 million 7.13% notes.

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

F-26  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Retirement Plans:

Defined Contribution Plans

The Company sponsors several defined contribution plans, including the SAIC Retirement Plan (SRP) which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. The Company contributions expensed for defined contribution plans was $152 million, $159 million and $162 million in fiscal 2012, 2011 and 2010, respectively.

Deferred Compensation Plans

The Company maintains two deferred compensation plans, the Keystaff Deferral Plan (KDP) and the Key Executive Stock Deferral Plan (KESDP), for the benefit of certain management or highly compensated employees or directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or certain other bonuses. Directors may also elect to defer their director fees. The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (3.4% to 4.4% during fiscal 2012). Deferred balances are generally paid upon termination. Under the KESDP, eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2006 Equity Incentive Plan (see Note 10) and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of SAIC’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.

Beginning in January 2011, the Company sponsored a 401(k) Excess Deferral Plan (Excess Plan) for the benefit of certain management or highly compensated employees that allows participants to elect to defer up to 20% of their eligible salary once the participant has met the contribution limit imposed on the SAIC Retirement Plan. The Company makes matching contribution to participants who have received a reduced Company contribution in the SAIC Retirement Plan due to the participant’s deferral of salary into the Excess Plan.

Defined Benefit Plans

The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which expired. While benefits are no longer accruing under the plan, the Company has continuing defined benefit pension obligations with respect to certain plan participants. In June 2011, the Company sold certain components of its business, including the component of its business that contained this pension and employed the pension plan participants. The Company has classified the operating results of this business component, including pension expense through the date of sale, as discontinued operations for all periods presented. Pursuant to the definitive sale agreement, the Company retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets subsequent to the sale are recorded in continuing operations.

Subsequent Event. In February and March 2012, certain plan participants in the Company’s defined benefit pension plan, who had previously transferred their employment to a successor contractor upon the expiration of the customer contract, elected to transfer, and the Company transferred, $46 million of pension plan assets to that successor contractor’s plan and settled $63 million of related pension plan obligations. As a result of the transfer, the Company expects to record an immaterial settlement gain during the quarter ending April 30, 2012.

SAIC, Inc. Annual Report  F-27

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status. The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for this plan.

	Year Ended January 31
	2012	2011
	(in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$131	$136
Service cost	—	1
Interest cost	7	7
Actuarial loss (gain)	15	(1)
Benefits paid	(2)	(3)
Prior service costs	1	—
Contractual termination benefits	—	1
Curtailments	—	(8)
Foreign exchange rate changes	(3)	(2)
Projected benefit obligation at end of year	$149	$131
Change in plan assets:
Fair value of plan assets at beginning of year	$111	$94
Actual return on plan assets	6	11
Company contributions	8	10
Benefits paid	(2)	(3)
Foreign exchange rate changes	(3)	(1)
Fair value of plan assets at end of year	$120	$111
Funded status at end of year	$(29)	$(20)

	January 31
	2012	2011
	(in millions)
Accumulated benefit obligation	$149	$130
Amounts recognized in the consolidated balance sheets consist of:
Accrued pension liability (other long-term liabilities)	$(29)	$(20)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (pretax)	$13	$—

The components of the Company’s net periodic benefit cost for this plan were as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Service cost	$—	$1	$3
Interest cost	7	7	7
Expected return on plan assets	(5)	(7)	(5)
Recognition of actuarial loss	—	—	4
Prior service costs	1	—	—
Contractual termination benefits	—	1	1
	$3	$2	$10

Actuarial Assumptions. The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension were as follows:

	January 31
	2012	2011
Assumptions used to determine benefit obligations at the plan’s measurement date:
Discount rate	4.4%	5.6%
Rate of compensation increase	3.8	4.4

F-28  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31
	2012	2011	2010
Assumptions used to determine net periodic benefit cost:
Discount rate	5.6%	5.5%	6.2%
Expected long-term rate of return on plan assets	4.6	6.8	6.7
Rate of compensation increase	4.4	4.3	4.3

The overall expected long-term rate of return on plan assets assumption represents the expected average earnings on funds invested or to be invested by the plan. This return is based on a variety of factors including long-term historical market returns for each asset class in the plan and review of peer data. A weighting of these asset class returns, based on the actual allocation of the asset classes in the plan as of the beginning of the fiscal year, was performed to determine an overall expected long-term rate of return on plan assets.

Plan Assets. The following tables set forth the fair value of plan assets and related level of inputs used to determine the fair value of plan assets in each asset class as defined by the accounting standard for fair value measurements (see Note 1):

January 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1 inputs)	Significant Other Observable Inputs (Level 2 inputs)	Significant Unobservable Inputs (Level 3 inputs)	Total
	(in millions)
Asset class:
International equity securities	$—	$44	$—	$44
United Kingdom government bonds	—	15	—	15
Corporate bonds	—	21	—	21
Cash	40	—	—	40
	$40	$80	$—	$120

January 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1 inputs)	Significant Other Observable Inputs (Level 2 inputs)	Significant Unobservable Inputs (Level 3 inputs)	Total
	(in millions)
Asset class:
International equity securities	$—	$44	$—	$44
United Kingdom government bonds	—	10	—	10
Corporate bonds	—	17	—	17
Cash	40	—	—	40
	$40	$71	$—	$111

The plan’s assets consist of investments in pooled funds that contain investments with values based on quoted market prices, but for which the pools are not valued on a daily quoted market basis (Level 2 inputs).

The overall investment strategy for pension plan assets is to utilize a total return investment approach in which a mix of equity securities and fixed-income securities are used to produce a sufficient level of diversification and investment return over the long term for a prudent level of risk. Risk tolerance is established through consideration of plan demographics, plan liabilities, plan funded status and overall corporate financial condition. Consideration is also given to industry practices, long-term historical and prospective capital market returns, volatility, correlations among asset classes and relationships between the plan assets and liabilities. The assets are invested in liquid investments to satisfy benefit obligations as they become due. The investment portfolio contains a diversified blend of equity securities and fixed-income securities. As of January 31, 2012, the Company’s target asset allocation was 60% and 40% of total plan assets for equity securities and fixed-income securities, respectively. However, a large portion of plan assets were held as cash at January 31, 2012 and 2011 in anticipation of a transfer of plan assets and obligations to a successor contractor.

Cash Flows. In fiscal 2013, the Company expects to contribute approximately $6 million to the defined benefit pension plan. The estimated annual benefit payments are expected to be $2 million for each of the years in fiscal 2013 to 2017. Total estimated benefit payments for fiscal 2018 through 2022 are expected to be $9 million.

SAIC, Inc. Annual Report  F-29

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

The Company also sponsors a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan that are allowable under government contract cost accounting requirements. If the Company were to cease being the contractor as a result of a recompetition process, this defined benefit pension plan and related plan assets and liabilities would transfer to the new contractor. If the contract expires or is terminated with no transfer of the plan to a successor contractor, any amount by which plan liabilities exceed plan assets, as of that date, will be reimbursed by the U.S. Government customer. Since the Company is not responsible for the current or future funded status of this plan, no assets or liabilities arising from its funded status are recorded in the Company’s consolidated financial statements and no amounts associated with this plan are included in the defined benefit plan disclosures above.

Note 10—Stock-Based Compensation:

Plan Summaries. At January 31, 2012, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan (ESPP). SAIC issues new shares upon the issuance of stock awards or exercise of stock options under these plans.

The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. As of January 31, 2012, the Company has issued stock options, vested stock awards, restricted stock awards, performance-based awards and cash awards under this plan. The 2006 Equity Incentive Plan provides that in the event of the Company’s merger with or into another corporation, a sale of substantially all of its assets or another change of control transaction as determined by the plan administrator, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Stock awards granted under the plan generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. As of January 31, 2012, 134 million shares of SAIC’s stock were reserved for future issuance under the 2006 Equity Incentive Plan.

The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of SAIC’s stock that are held in a trust for the purpose of funding benefit payments to the plans’ participants. The fair value of the awards granted under the Stock Compensation Plans, which are vesting share unit awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four or seven years depending upon the initial date of grant. For awards granted prior to January 1, 2006, participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. Awards granted on or after January 1, 2006 vest 100% after four years following the date of the award. Upon a change in control of the Company (as defined by the Stock Compensation Plans), participant accounts will become fully vested and shares of SAIC stock held in the accounts will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

The Company has an ESPP which allows eligible employees to purchase shares of SAIC’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 31, 2012, the discount was 5% of the fair market value on the date of purchase thereby resulting in the ESPP being non-compensatory. As of January 31, 2012, 33 million shares of SAIC’s stock were authorized and reserved for future issuance under the ESPP.

F-30  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation and Related Tax Benefits Recognized. Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Stock-based compensation expense:
Stock options	$17	$19	$30
Vesting stock awards	71	75	69
Vested stock awards	1	1	1
Performance-based stock awards	(5)	5	3
Total stock-based compensation expense recorded in continuing operations	$84	$100	$103
Total stock-based compensation expense recorded in discontinued operations	$1	$2	$3
Tax benefits recognized from stock-based compensation	$33	$40	$41
Vested stock issued as settlement of annual bonus accruals	$3	$4	$3

Stock Options. Stock options may be granted with exercise prices no less than the fair value of SAIC’s common stock on the date of grant and for terms not greater than ten years. Prior to January 31, 2011, stock options granted under the 2006 Equity Incentive Plan have a term of five years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year. Subsequent to January 31, 2011, stock options granted under the 2006 Equity Incentive Plan have a term of seven years. Stock options were granted with exercise prices equal to fair value on the date of grant.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the Company’s stock option awards is generally expensed on a straight-line basis over the vesting period of four years, except for stock options granted to the Company’s outside directors, which is recognized over the vesting period of one year. The expected term of all awards granted is derived from the Company’s historical experience except for awards granted to the Company’s outside directors, for which the expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment”. Expected volatility is based on an average of the historical volatility of SAIC’s stock and the implied volatility from traded options on SAIC’s stock. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant. The Company uses historical data to estimate forfeitures.

The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for each of the three years ended January 31, 2012 were as follows:

	Year Ended January 31
	2012	2011	2010
Weighted average grant-date fair value	$4.21	$3.96	$4.79
Expected term (in years)	4.9	3.8	3.9
Expected volatility	23.4%	25.1%	30.6%
Risk-free interest rate	2.2%	2.1%	1.5%
Dividend yield	0%	0%	0%

SAIC, Inc. Annual Report  F-31

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for each of the three years ended January 31, 2012 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2009	39.9	$15.08	2.1	$186
Options granted	5.5	18.41
Options forfeited or expired	(3.0)	15.57
Options exercised	(10.8)	13.22		57
Outstanding at January 31, 2010	31.6	16.26	2.0	66
Options granted	5.3	17.43
Options forfeited or expired	(2.8)	16.14
Options exercised	(9.1)	14.08		36
Outstanding at January 31, 2011	25.0	17.31	2.1	11
Options granted	3.9	16.92
Options forfeited or expired	(3.6)	16.73
Options exercised	(4.5)	14.69		8
Outstanding at January 31, 2012	20.8	17.90	2.5	—
Vested and expected to vest in the future as of January 31, 2012	19.7	17.93	2.4	—

The following table summarizes activity related to exercises of stock options for each of the three years ended January 31, 2012 as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Cash received from exercises of stock options	$1	$6	$17
Stock exchanged at fair value upon exercises of stock options	14	41	116
Tax benefits realized from exercises of stock options	4	17	24

Stock options outstanding as of January 31, 2012 were as follows:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term	Stock options exercisable	Weighted average exercise price	Weighted average remaining contractual term
	(in millions)		(in years)	(in millions)		(in years)
$12.00 to $17.00	3.5	$16.91	6.2	—	$15.48	3.9
$17.01 to $18.00	8.5	17.53	1.8	4.9	17.59	.8
$18.01 to $19.00	8.4	18.59	1.7	4.4	18.62	1.6
$19.01 to $21.00	0.4	20.10	1.2	0.3	20.10	1.2
	20.8	17.90	2.5	9.6	18.14	1.2

The aggregate intrinsic value for options exercisable at January 31, 2012 was $0 million.

As of January 31, 2012, there was $22 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

Vesting Stock Awards. Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years, or seven years for certain stock awards granted under the Stock Compensation Plans.

F-32  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting stock award activity for the year ended January 31, 2012 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2011	11.7	$18.03
Awards granted	5.7	16.83
Awards forfeited	(1.3)	17.68
Awards vested	(4.1)	18.00
Unvested at January 31, 2012	12.0	17.50

As of January 31, 2012, there was $103 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 2.4 years. The fair value of vesting stock awards that vested in fiscal 2012, 2011 and 2010 was $67 million, $64 million and $55 million, respectively.

Performance-Based Stock Awards. The Company grants performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. These awards vest at the end of a three-year performance period based upon the achievement of specific pre-established levels of performance. The number of shares ultimately awarded can range from zero to 150% of the specified target awards based on the achievement of cumulative growth in diluted EPS from continuing operations and operating income margin, weighted equally, over a three fiscal year period for awards granted prior to fiscal 2012 and cumulative growth in diluted EPS from continuing operations and internal revenue growth, weighted equally, over a three fiscal year period for awards granted in fiscal 2012. Compensation expense for performance-based stock awards is recognized over the three-year performance period based on the expected level of achievement that will be obtained.

Performance-based stock award activity for the year ended January 31, 2012 was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2011	1.0	$17.89
Awards granted	0.5	16.92
Awards forfeited	(0.3)	17.24
Adjustments to expected number of shares of stock to be issued	(0.7)	18.03
Outstanding at January 31, 2012	0.5	17.02

Adjustments to the expected number of shares of stock to be issued are due to changes in the expected level of achievement of the performance goals over the life of the awards.

As of January 31, 2012, there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to performance-based stock awards granted under the 2006 Equity Incentive Plan, which is expected to be recognized over a weighted average period of 1.9 years. As of January 31, 2012, there have been no vesting events for performance-based stock awards under the 2006 Equity Incentive Plan.

SAIC, Inc. Annual Report  F-33

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Income Taxes:

Substantially all of income from continuing operations before income taxes for the three years ended January 31, 2012 was earned in the United States. The provision for income taxes related to continuing operations for each of the three years ended January 31, 2012 included the following:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Current:
Federal and foreign	$222	$260	$262
State	24	48	47
Deferred:
Federal and foreign	(20)	9	(16)
State	(11)	(3)	(4)
Total	$215	$314	$289

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended January 31, 2012 follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Amount computed at the statutory federal income tax rate (35%)	$73	$305	$269
State income taxes, net of federal tax benefit	8	29	27
Change in accruals for uncertain tax positions	1	(7)	3
CityTime uncertain tax liability	96	—	—
Research and development credits	(7)	(8)	(6)
U.S. manufacturing activity benefit	(5)	(5)	(2)
Non-deductible penalties	49	—	—
Other	—	—	(2)
Total	$215	$314	$289
Effective income tax rate	103.9%	36.0%	37.6%

The Company’s effective income tax rate for fiscal 2012 significantly exceeded statutory tax rates due primarily to the estimated non-deductible portion of the CityTime loss provision (see Note 17). The lower effective income tax rate for fiscal 2011 as compared to fiscal 2010 was primarily due to the reversal of $7 million in accruals for unrecognized tax benefits as a result of the settlement of federal and state tax audits for amounts lower than the recorded accruals.

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	January 31
	2012	2011
	(in millions)
Accrued vacation and bonuses	$88	$90
Investments	8	11
Deferred compensation	54	47
Vesting stock awards	61	75
Credits and net operating losses carryovers	35	28
Employee benefit contributions	6	6
CityTime loss provision	63	—
Other	32	32
Total deferred tax assets	347	289
Deferred revenue	(68)	(51)
Fixed asset basis differences	(25)	(21)
Purchased intangible assets	(133)	(119)
Total deferred tax liabilities	(226)	(191)
Net deferred tax assets, before valuation allowance	121	98
Valuation allowance	(2)	(2)
Net deferred tax assets	$119	$96

F-34  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets were as follows:

	January 31
	2012	2011
	(in millions)
Net current deferred tax assets	$82	$41
Net current deferred tax assets (included in assets of discontinued operations)	—	4
Net non-current deferred tax assets	37	51
Total net deferred tax assets	$119	$96

At January 31, 2012, the Company had $57 million of federal net operating loss (NOL) carryforwards, which will expire in fiscal 2020 to 2030 and $8 million in state tax credits, which will expire in fiscal 2016 to 2026. The Company expects to fully utilize these NOL carryforwards and state tax credits before expiration.

The Company’s unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry in addition to the estimated non-deductible portion of the CityTime loss provision (see Note 17). The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Unrecognized tax benefits at beginning of year	$23	$44	$31
Additions for tax positions related to current year	102	1	10
Additions for tax positions related to prior years	10	1	9
Reductions for tax positions related to prior years	(4)	(8)	(1)
Settlements with taxing authorities	—	(12)	—
Lapse of statute of limitations	(2)	(3)	(5)
Unrecognized tax benefits at end of year	$129	$23	$44
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$115	$17	$36

In fiscal 2012, the Company’s unrecognized tax benefits increased primarily due to the estimated non-deductible portion of the CityTime loss provision (see Note 17). In fiscal 2011, the Company’s unrecognized tax benefits decreased primarily due to the resolution of certain tax contingencies with the tax authorities, including $7 million that was recognized as an income tax benefit in fiscal 2011.

The amount of interest and penalties recognized in the consolidated statements of income was $1 million in fiscal 2010. A negligible amount of interest and penalties were recognized in the consolidated statements of income in fiscal 2012 and 2011. At January 31, 2012 and 2011, accrued interest and penalties totaled $3 million and $5 million, respectively.

At January 31, 2012, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $132 million, $29 million of which is classified as other long-term liabilities on the consolidated balance sheet. The balance of unrecognized tax benefits at January 31, 2011 included liabilities for uncertain tax positions of $26 million, $25 million of which were classified as other long-term liabilities on the consolidated balance sheet.

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. The Company also settled fiscal 2011 as a result of the Company’s participation in the IRS Compliance Assurance Process beginning in fiscal 2011, in which the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS.

During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $103 million of the Company’s unrecognized tax benefits including a negligible amount of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

SAIC, Inc. Annual Report  F-35

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss were as follows:

	January 31
	2012	2011
	(in millions)
Foreign currency translation adjustments, net of taxes of $(2) and $2 million as of January 31, 2012 and 2011, respectively	$2	$(2)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million and $4 million as of January 31, 2012 and 2011, respectively	(5)	(5)
Unrecognized loss on defined benefit plan, net of taxes of $5 million as of January 31, 2012	(8)	—
Total accumulated other comprehensive loss, net of taxes of $6 million as of January 31, 2012 and 2011	$(11)	$(7)

As of January 31, 2012, there is less than $1 million of the unrealized net loss on settled derivative instruments (pre-tax) to be amortized and recognized as interest expense during the next 12 months.

Note 13—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment related to continuing operations for each of the three years ended fiscal January 31, 2012 were as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Gross rental expense	$178	$174	$156
Less lease and sublease income	(17)	(23)	(15)
Net rental expense	$161	$151	$141

In fiscal 2004, the Company was awarded a contract with the Greek Government (see Note 17) that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Consequently, the maximum contingent lease liability of $30 million related to this contract at January 31, 2012 is not reflected in the future minimum lease commitments table below.

Future minimum lease commitments and lease or sublease receipts under non-cancelable operating leases in effect at January 31, 2012 are as follows:

Year Ending January 31	Operating lease commitment	Lease or sublease receipts
	(in millions)
2013	$124	$1
2014	111	1
2015	93	1
2016	75	1
2017	55	—
2018 and thereafter	138	8
Total	$596	$12

As of January 31, 2012, the Company had capital lease obligations of $6 million that are payable over the next five years.

F-36  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Supplementary Income Statement and Cash Flow Information:

Supplementary income statement information for the years presented were as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Depreciation and amortization expense for property, plant and equipment and assets acquired under capital leases	$69	$70	$64
Internal research and development costs included in selling, general and administrative expenses	$93	$55	$49
Amortization expense for finite-lived intangible assets	$45	$40	$26
Impairment losses for intangible assets	$19	$—	$6

Supplementary cash flow information, including non-cash investing and financing activities, for each of the three years ended January 31, 2012 was as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Increase (decrease) in accrued stock repurchases	$(7)	$(17)	$24
Fair value of assets acquired in acquisitions	$238	$470	$314
Cash paid in acquisitions, net of cash acquired of $5 million, $10 million and $8 million in fiscal 2012, 2011 and 2010, respectively	(218)	(382)	(256)
Non-cash consideration	—	—	(3)
Accrued acquisition payables, net	—	(4)	(10)
Liabilities assumed in acquisitions	$20	$84	$45
Cash paid for interest (including discontinued operations)	$107	$71	$71
Cash paid for income taxes (including discontinued operations)	$289	$361	$273

Note 15—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

Prior to February 1, 2011, the CODM managed the Company’s operations at the business unit level, each of which reported to one of several operating groups. The Company’s business units were aggregated into reportable segments, either Government and Commercial, based on the nature of the customers served, contractual requirements and the regulatory environment governing the business unit’s operations. The Company also had a Corporate and Other segment.

Effective February 1, 2011, the Company aligned its operations within the maturing group structure that is better organized around the markets served and the nature of products and services provided to customers in those markets. At the same time, the CODM began managing the Company’s operations at the group level for purposes of allocating resources and assessing performance. As a result of this change, the Company redefined its reportable segments into the following: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; and Corporate and Other. The Intelligence and Cybersecurity Solutions reportable segment represents the aggregation of the Intelligence, Surveillance, and Reconnaissance group and Cyber and Information Solutions business unit, which reported directly to the CODM, because they share similar economic characteristics and have similarities in the nature of products and services provided, methods of service delivery, customers served and the regulatory environment in which they operate.

Defense Solutions provides systems engineering and specialized technical services and solutions in support of command and control, communications, modeling and simulation, logistics, readiness and sustainment and network operations to a broad customer base within the defense industry. Defense Solutions helps design and implement advanced, networked command and control systems to enable U.S. and allied defense customers to plan, direct, coordinate and control forces and operations at strategic, operational and tactical levels. Defense Solutions also provides a wide range of logistics, product support and force modernization solutions, including supply chain management, demand forecasting, distribution, sustaining engineering, maintenance and training services, to enhance the readiness and operational capability of U.S. military personnel and their weapons and support systems. Major customers of Defense Solutions include most branches of the U.S. military.

SAIC, Inc. Annual Report  F-37

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design, construction and sophisticated IT services across a broad customer base. These services and solutions range from engineering, design and construction services, energy management, renewables and energy distribution/smart-grid, to healthcare IT, data management and analytics, health infrastructure and biomedical support and research. Health, Energy and Civil Solutions also provides integrated security solutions and training expertise in the detection of chemical, biological, radiological, nuclear and explosive threats and designs and develops products and applied technologies that aid anti-terrorism and homeland security efforts, including border, port and security inspection systems and checked baggage explosive detection systems. Major customers of Health, Energy and Civil Solutions primarily include the U.S. federal government, state and local governmental agencies, foreign governments and commercial enterprises in various industries.

Intelligence and Cybersecurity Solutions provides systems and services focused on intelligence, surveillance, reconnaissance and cybersecurity across a broad spectrum of national security programs. Intelligence and Cybersecurity Solutions provides quick reaction, manned and unmanned airborne, maritime, space and ground-based surveillance systems which leverage an understanding of the underlying physics of operating in space, weight and power-constrained environments. Intelligence and Cybersecurity Solutions also provides intelligence collection, processing, exploitation, and dissemination solutions, including systems designed to optimize decision-making in high rate, large volume, and complex data environments. Intelligence and Cybersecurity Solutions provides cybersecurity technology and information management solutions, analytics and forensics, accreditation and testing services, and products that protect data, applications, and modern information technology infrastructures from advanced and persistent threats as well as mission support in the geospatial, intelligence analysis, technical operations, and linguistics domains. Major customers of Intelligence and Cybersecurity Solutions include national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex.

Corporate and Other includes the operations of the Company’s internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers and certain revenue and expense items excluded from the CODM’s evaluation of a reportable segment’s performance.

The following tables summarize business segment information for each of the three years ended January 31, 2012:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Revenues:
Defense Solutions	$4,191	$4,657	$4,518
Health, Energy and Civil Solutions	2,858	2,792	2,848
Intelligence and Cybersecurity Solutions	3,540	3,421	3,216
Corporate and Other	2	58	4
Intersegment elimination	(4)	(7)	(6)
Total revenues	$10,587	$10,921	$10,580
Operating income (loss):
Defense Solutions	$(171)	$380	$355
Health, Energy and Civil Solutions	258	258	236
Intelligence and Cybersecurity Solutions	275	288	281
Corporate and Other	(51)	21	(36)
Total operating income	$311	$947	$836
Amortization of intangible assets:
Defense Solutions	$5	$7	$12
Health, Energy and Civil Solutions	24	16	8
Intelligence and Cybersecurity Solutions	16	17	6
Total amortization of intangible assets	$45	$40	$26

Asset information by segment is not a key measure of performance used by the CODM. Interest income, interest expense and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the

F-38  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs in the base. While depreciation expense is a component of the allocated costs, the allocation process precludes depreciation expense from being specifically identified by the Company’s individual reportable segments. For this reason, depreciation expense by reportable segment has not been reported above.

Substantially all of the Company’s revenues and tangible long-lived assets are generated by or owned by entities located in the United States. As such, the financial information by geographic location is not presented.

The Company’s total revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentages of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues for each of the three years ended January 31, 2012 were as follows:

	Year Ended January 31
	2012	2011	2010
U.S. Government	93%	91%	91%
U.S. Army	26%	23%	24%
U.S. Navy	13%	13%	13%

Note 16—Discontinued Operations:

In June 2011, in order to better align its business portfolio with its strategy, the Company sold certain components of its business, which were historically included in the Company’s Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies. The Company received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million related to this sale. The Company has classified the operating results of these business components, including pension activity through the date of sale (Note 9), as discontinued operations for all periods presented.

In March 2001, the Company’s former subsidiary Telcordia Technologies, Inc. (Telcordia) instituted arbitration proceedings against a customer, Telkom South Africa, as a result of a contract dispute. Pursuant to the definitive stock purchase agreement for the fiscal 2006 sale of Telcordia, the Company was entitled to receive the net proceeds from any settlement after deduction for tax liabilities incurred by Telcordia. In July 2010, Telcordia and Telkom South Africa settled all claims related to these arbitration proceedings. Under the settlement, Telkom South Africa paid $80 million plus amounts for value added taxes (VAT). In fiscal 2011, the Company and Telcordia subsequently executed an agreement which resolved matters related to the Telkom South Africa settlement and certain other contingencies related to the fiscal 2006 sale of Telcordia. The Company recorded pre-tax gains of $77 million in discontinued operations related to these actions during the year ended January 31, 2011. The results of discontinued operations included pre-tax net losses of $6 million in fiscal 2010. The Company also sold a non-strategic component of its Intelligence and Cybersecurity Solutions segment in fiscal 2010.

The pre-sale operating results of business components sold by the Company for each of the three years ended January 31, 2012 were as follows:

	Year Ended January 31
	2012	2011	2010
	(in millions)
Revenues	$70	$196	$267
Costs and expenses:
Cost of revenues	55	156	192
Selling, general and administrative expenses	11	28	45
Operating income	$4	$12	$30

Income from discontinued operations also includes other activity that is immaterial and not reflected in the table above.

Note 17—Legal Proceedings:

Timekeeping Contract with City of New York

Since 2000, the Company performed under a systems development and implementation contract relating to an automated time and attendance and workforce management system (CityTime) for certain agencies of the City of New York (City). The Company billed approximately $635 million under the contract, which was completed in June 2011.

SAIC, Inc. Annual Report  F-39

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. Attorney’s Office for the Southern District of New York has been conducting a criminal investigation relating to the CityTime program. In connection with the investigation, a federal grand jury in the Southern District of New York indicted several defendants and charged a former Company program manager with violating various federal statutes relating to an alleged kickback scheme, including charges of conspiracy, wire fraud against the City, honest services fraud against the Company and obstruction of justice. The fraudulent scheme described in the indictment alleges that individuals from the Company (the former program manager and a former chief systems engineer), the primary subcontractor, Technodyne LLC, second-tier subcontractors and others collaborated to defraud the City by overbilling and inflating the price paid by the City under the contract, all to illegally enrich themselves. The indictment also alleges that the Company paid to Technodyne hundreds of millions of dollars under the contract after receiving an internal complaint raising suspicions of kickbacks from Technodyne to the former program manager. The Company’s former chief systems engineer on the program pleaded guilty in June 2011 to multiple criminal charges related to the same fraudulent scheme.

The City’s Department of Investigation has also been conducting an investigation regarding the CityTime contract. In June 2011, the Company received a letter from New York City Mayor Michael Bloomberg, which requested that the Company reimburse the City for approximately $600 million paid by the City to the Company for CityTime and the cost of investigating and remediating the CityTime program.

In March 2012, the Company reached a settlement with the U.S. Attorney’s Office and the City relating to the CityTime investigations. In connection with this settlement, the Company entered into a deferred prosecution agreement (DPA) with the U.S. Attorney’s Office effective March 14, 2012. Under the DPA, the Company agreed to pay approximately $500 million, comprised of $370 million in restitution that will be paid to the City by the U.S. Government, and a $130 million penalty. The City and the Company exchanged mutual releases upon execution of the DPA, releasing each other from all claims arising out of the CityTime contract. The Company’s release of the City terminated the Company’s right to collect approximately $40 million in a receivable the City owed to the Company under the terms of the CityTime contract. The Company recorded $410 million, consisting of the $370 million remitted to the City and the cancellation of the $40 million account receivable from the City, as a reduction of revenues in fiscal 2012. The remaining $130 million was recorded as a component of selling, general and administrative expenses in fiscal 2012. The Company paid the $500 million cash settlement payment in the first quarter of fiscal 2013.

Under the terms of the DPA, the U.S. Attorney’s Office will defer prosecution of a single criminal count against the Company, which alleged that the Company, through the conduct of certain managerial employees and others, caused the City to significantly overpay for the CityTime system. If the Company complies with the terms of the DPA, the U.S Attorney will dismiss the criminal count at the end of a three-year period. Under the DPA, the Company has agreed, among other things, to retain an independent monitor, selected by the U.S. Attorney’s Office after consultation with the Company, who will report periodically to the U.S. Attorney’s Office and who will have broad authority to monitor and make recommendations on a number of the Company’s policies and practices. The DPA provides that the monitor will serve for a period of three years, subject to adjustment under certain circumstances.

With a substantial portion of the Company’s business derived from U.S. Government contracts, the Company has been in discussions with its U.S. Government customers regarding the CityTime matter, including the DPA and resolution of the matter with the U.S. Attorney’s Office and the City. While the Company does not expect to be terminated on existing U.S. Government contracts or precluded from bidding on new U.S. Government contracts, it is working to resolve these matters with these government customers as quickly as possible, but no assurances can be given as to the timing or outcome of these discussions.

Data Privacy Litigation

The Company is a defendant in the following seven putative class action lawsuits filed in October 2011 through March 2012: (1) Richardson, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (2) Arrellano, et al. v. SAIC, Inc. in U.S. District Court for the Western District of Texas; (3) Biggerman, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (4) Moskowitz, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (5) Palmer, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al., in U.S. District Court for the District of Columbia; (6) Losack, et al. v. SAIC, Inc. in U.S. District Court for the Southern District of California; and (7) Deatrick v. Science Applications International Corporation in U.S. District Court for the Northern District of California. The Company was a defendant in another putative class action lawsuit, Adcock, et al. v. Science Applications International Corporation, filed in October 2011 in the U.S. District Court for the Northern District of Florida, but the plaintiffs voluntarily dismissed the case in January 2012. The lawsuits were filed following the theft of computer backup tapes from a vehicle of a Company employee. The employee was transporting the backup tapes between federal facilities under an IT services contract the Company was performing in support of TRICARE, the health care program for members of the military, retirees

F-40  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and their families. The tapes contained personally identifiable and protected health information of approximately five million military clinic and hospital patients. There is no evidence that any of the data on the backup tapes has actually been accessed or viewed by an unauthorized person. In order for an unauthorized person to access or view the data on the backup tapes, it would require knowledge of and access to specific hardware and software and knowledge of the system and data structure. The Company has notified potentially impacted persons by letter and is offering one year of credit monitoring services to those who request these services and in certain circumstances, one year of identity restoration services.

The complaints in the seven lawsuits vary in their allegations and causes of action against the Company and include allegations of negligence, breach of contract, breach of implied-in-fact contract, invasion of privacy by public disclosure of private facts and statutory violations of the Texas Deceptive Trade Practices Act, the California Confidentiality of Medical Information Act, California data breach notification requirements, the California Unfair Competition Law, the Fair Credit Reporting Act and the Privacy Act of 1974. The complaints seek monetary relief, including unspecified actual damages, punitive damages, statutory damages of $1,000 for each class member and attorney’s fees, as well as injunctive and declaratory relief. The Company has filed motions to dismiss in five of the seven cases. In addition, the Company has filed a motion with the Judicial Panel for Multidistrict Litigation (JPML) to transfer the seven pending cases, plus a related case, to a single court for consolidated or coordinated pretrial proceedings. The Company has filed motions to stay all proceedings in each of the seven pending cases and the related case pending a decision by JPML on the Company’s motion.

The Company intends to vigorously defend itself against the claims made in the class action lawsuits. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of January 31, 2012, the Company has recorded a loss provision of $10 million related to these lawsuits, representing the low end of the Company’s estimated loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a loss would not exceed the Company’s insurance coverage. As these lawsuits progress, many factors will affect the amount of the ultimate loss, resulting from these claims being brought against the Company, including the outcome of the Company’s motions to dismiss, the results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.

The Company has been informed that the Office for Civil Rights (OCR) of the Department of Health and Human Services (HHS) is investigating matters related to the incident. OCR is the division of HHS charged with enforcement of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) and the privacy, security and data breach rules which implement HIPAA. OCR may, among other things, require a corrective action plan and impose civil monetary penalties against the data owner (Department of Defense) and, in certain situations, against the data owners’ contractors, such as the Company. The Company is cooperating with TRICARE in responding to the OCR investigation.

Derivative and Securities Litigation

In February and March 2012, the following three stockholder derivative complaints were filed, each purportedly on the Company’s behalf: (1) Stellini v. Havenstein et al. in U.S. District Court for the Southern District of California against the Company’s directors and former chief executive officer; (2) Malanowski v. Havenstein et al. in New York Supreme Court, New York County against the Company’s directors and former chief executive officer; and (3) Malanowski v. Denault et al. in U.S. District Court for the Southern District of New York against the former manager of the CityTime program, the Company’s former chairman and chief executive officer and the Company’s chief financial officer. Each complaint claims that the defendants breached their fiduciary duties to the Company with respect to the CityTime contract for various reasons, including failure to supervise the adequacy of the Company’s internal controls, allowing the Company to issue misleading financial statements, and failure to exercise their oversight responsibilities to ensure that the Company complied with applicable laws, rules and regulations. Two of the complaints further claim that the defendants are liable to the Company under theories of gross mismanagement, contribution and indemnification, abuse of control, and waste of corporate assets. The Company currently intends to file a motion to dismiss each of these complaints because the respective plaintiffs did not serve a pre-suit demand before filing the derivative complaints. The Company has also received a stockholder demand letter related to CityTime and TRICARE, which an independent committee of the Company’s board of directors is currently reviewing.

In February 2012, an alleged stockholder filed a putative securities class action, City of Westland Police & Fire Retirement System v. SAIC, Inc. et al., in U.S. District Court for the Southern District of New York against the Company, its chief financial officer, former chief executive officer, and the former program manager on the CityTime program, purportedly on behalf of all purchasers of SAIC’s common stock from April 11, 2007 through September 1, 2011. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income, and internal

SAIC, Inc. Annual Report  F-41

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

controls in connection with disclosures relating to the CityTime project. The plaintiff seeks to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying SAIC’s stock at an inflated price. The Company intends to vigorously defend against these claims.

The Company currently believes that a loss relating to the above-described stockholder matters is possible, but the Company cannot reasonably estimate the range of potential loss in light of the fact that these matters are in their early stages.

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

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for approximately $18 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $92 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $25 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds and a supplementary answer asserting set-off claims against amounts sought by the Company. The final arbitration hearing is scheduled to commence in May 2012. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the years ended January 31, 2012, 2011 and 2010. As of January 31, 2012, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

The Company has $15 million of receivables relating to VAT as of January 31, 2012 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $33 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of January 31, 2012, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of amounts drawn by the Customer in fiscal 2011 on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $24 million as of January 31, 2012, of which $19 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

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

F-42  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Nuclear Regulatory Commission

The DOJ filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of January 31, 2012 based on its assessment of the likely outcome of this matter.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 18—Other Commitments and Contingencies:

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of January 31, 2012, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

Other Joint Ventures

The Company has a guarantee that relates only to claims brought by the sole customer of its joint venture, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which the Company will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. As of January 31, 2012, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.

In conjunction with a contract award to one of the Company’s joint ventures, Research and Development Solutions, LLC (RDS), each of the three joint venture partners were required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2012, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.

Variable Interest Entities (VIEs)

During fiscal 2012, the Company entered into a fixed price agreement to provide engineering, procurement, and construction services to a special purpose limited liability company for a specific renewable energy project. The Company analyzed this arrangement and determined the entity is a VIE. However, this VIE was not consolidated by the Company because the

SAIC, Inc. Annual Report  F-43

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is not the primary beneficiary. The project is partially financed by the Company’s provision of extended payment terms in the amount of $100 million for certain of its services performed on the project. The arrangement also contemplates monetary penalties and project guarantees if the Company does not meet certain completion deadlines. The Company expects to bill a total of $216 million to complete the project. At January 31, 2012, the Company did not have a material amount of assets and liabilities due to or from this VIE.

Acquisition Indemnification Claims

Following the closing of an acquisition in December 2006, the Company identified several potential indemnification claims against the sellers. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to provide price reductions for goods and services if it charged other customers a price lower than the prices it charged the U.S. Government at the time of contract award (the price reductions claims). The Company has disclosed this apparent non-compliance by the acquired company to the government and is fully cooperating with the government’s ongoing review of the matter. In October 2010, the Company and the sellers signed an agreement to settle all outstanding indemnification claims, except for the price reductions claims. Following the settlement, the Company continues to have its indemnification rights relating to the price reductions claims in accordance with the acquisition agreement and an escrow fund is being maintained as security for these claims. Based on its current expectations, the Company believes that it has adequate recourse against the sellers for any expected liability to the government that may result from the price reductions claims.

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

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or

F-44  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of January 31, 2012, the Company has recorded a liability of $34 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

Tax Audits and Reviews

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, the Company is participating in the IRS Compliance Assurance Process, in which the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows (see Note 11).

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $102 million at January 31, 2012, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $346 million, principally related to performance and payment bonds on the Company’s contracts.

Other

The Army Brigade Combat Team Modernization Engineering, Manufacturing and Development program was terminated for convenience by the DoD effective September 30, 2011. Since October 2009, the Company and its prime contractor have been performing on this program under an undefinitized change order with a reduced provisional billing rate that allows the Company to receive a lesser amount of the projected fee until the contract negotiations are completed. The Company has recognized revenues of approximately $480 million, including estimated fee, from October 2009 through January 31, 2012 under the undefinitized change order. The actual fee payable to the Company on this program is dependent on the outcome of the change order negotiations and may differ from amounts previously recognized.

The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported of $34 million and $37 million as of January 31, 2012 and 2011, respectively.

Note 19—Subsequent Events:

In March 2012, SAIC’s board of directors approved the initiation of a quarterly dividend and declared a dividend of $0.12 per share of SAIC common stock payable on April 30, 2012 to stockholders of record on April 16, 2012. Also in March 2012, the board of directors terminated the 2010 Repurchase Program and authorized a new stock repurchase program under which the Company may repurchase up to 40 million shares of SAIC common stock.

SAIC, Inc. Annual Report  F-45

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two fiscal years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2012(3)
Revenues	$2,688	$2,596	$2,811	$2,492
Operating income (loss)	$230	$209	$(17)	$(111)
Income (loss) from continuing operations (1)	$130	$112	$(90)	$(160)
Income (loss) from discontinued operations	$1	$66	$1	$(1)
Net income (loss) (1)	$131	$178	$(89)	$(161)
Basic earnings (loss) per share (2)	$.37	$.51	$(.27)	$(.49)
Diluted earnings (loss) per share (2)	$.36	$.50	$(.27)	$(.49)

Fiscal 2011
Revenues	$2,627	$2,749	$2,821	$2,724
Operating income	$206	$272	$252	$217
Income from continuing operations (1)	$124	$157	$151	$126
Income from discontinued operations	$1	$33	$22	$5
Net income (1)	$125	$190	$173	$131
Basic earnings per share (2)	$.32	$.50	$.47	$.35
Diluted earnings per share (2)	$.32	$.50	$.46	$.35

(1)	Income from continuing operations and net income relate to SAIC only, see Science Applications’ amounts detailed below.

(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

Science Applications:

Income from continuing operations and net income of Science Applications includes interest expense on the related party note and associated income taxes, which relate solely to Science Applications and are not reflected in the consolidated amounts above. Income from continuing operations and net income of Science Applications for each quarter of the last two fiscal years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Fiscal 2012(3)
Income (loss) from continuing operations	$129	$112	$(92)	$(160)
Net income (loss)	$130	$178	$(91)	$(161)

Fiscal 2011
Income from continuing operations	$121	$154	$149	$126
Net income	$122	$187	$171	$131

(3)	Includes loss provisions of $232 million and $308 million recorded in the third quarter and fourth quarter, respectively, in connection with resolution of the CityTime matter described in Note 17.

F-46  SAIC, Inc. Annual Report