Form 10-Q
period 2012-04-30
SCIENCE APPLICATIONS INTERNATIONAL CORP; SAIC, Inc.
filed 2012-06-01
CIK 353394, 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or other jurisdiction of Incorporation or organization	I.R.S. Employer Identification No.
001-33072	SAIC, Inc.	Delaware	20-3562868
1710 SAIC Drive, McLean, Virginia 22102
(703) 676-4300

000-12771	Science Applications International Corporation	Delaware	95-3630868
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

SAIC, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Science Applications International Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SAIC, Inc.	Yes ☐ No ☒
Science Applications International Corporation	Yes ☐ No ☒

The number of shares issued and outstanding of each issuer’s classes of common stock as of May 11, 2012 was as follows:

SAIC, Inc.	341,576,401 shares of common stock ($.0001 par value per share)

Science Applications International Corporation	5,000 shares of common stock ($.01 par value per share) held by SAIC, Inc.

Explanatory Note

This Quarterly Report on Form 10-Q is a combined report being filed by SAIC, Inc. (“SAIC”) and Science Applications International Corporation (“Science Applications”). SAIC is a holding company and Science Applications is a direct, 100%-owned subsidiary of SAIC. Each of SAIC and Science Applications is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with combined notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company”, “we”, “us” and “our” refer collectively to SAIC, Science Applications and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30
	2012	2011
	(in millions, except per share amounts)
Revenues	$2,782	$2,688
Costs and expenses:
Cost of revenues	2,448	2,357
Selling, general and administrative expenses	126	101
Operating income	208	230
Non-operating income (expense):
Interest income	2	1
Interest expense	(29)	(28)
Other income, net	2	4
Income from continuing operations before income taxes	183	207
Provision for income taxes	(66)	(77)
Income from continuing operations	117	130
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	—	2
Provision for income taxes	—	(1)
Income from discontinued operations	—	1
Net income	$117	$131
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.35	$.36
Income from discontinued operations	—	.01
	$.35	$.37
Diluted:
Income from continuing operations	$.35	$.36
Income from discontinued operations	—	—
	$.35	$.36
Cash dividends paid per share	$.12	$—

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended April 30
	2012	2011
	(in millions)
Net income	$117	$131
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1)	1
Deferred taxes	1	(1)
Foreign currency translation adjustments, net of tax	—	—
Pension liability adjustments	16	—
Deferred taxes	(6)	—
Pension liability adjustments, net of tax	10	—
Total other comprehensive income, net of tax	10	—
Comprehensive income	$127	$131

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2012	January 31, 2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,167	$1,592
Receivables, net	2,171	2,174
Inventory, prepaid expenses and other current assets	453	439
Total current assets	3,791	4,205
Property, plant and equipment (less accumulated depreciation and amortization of $439 million and $424 million at April 30, 2012 and January 31, 2012, respectively)	339	348
Intangible assets, net	166	176
Goodwill	1,826	1,826
Deferred income taxes	23	37
Other assets	75	75
	$6,220	$6,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,410	$1,964
Accrued payroll and employee benefits	515	508
Income taxes payable	32	—
Notes payable and long-term debt, current portion	553	553
Total current liabilities	2,510	3,025
Notes payable and long-term debt, net of current portion	1,298	1,299
Other long-term liabilities	146	162
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 342 million and 341 million shares issued and outstanding at April 30, 2012 and January 31, 2012, respectively	—	—
Additional paid-in capital	2,038	2,028
Retained earnings	229	164
Accumulated other comprehensive loss	(1)	(11)
Total stockholders’ equity	2,266	2,181
	$6,220	$6,667

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 31, 2012	341	$2,028	$164	$(11)	$2,181
Net income	—	—	117	—	117
Other comprehensive income, net of tax	—	—	—	10	10
Issuances of stock	2	7	—	—	7
Repurchases of stock	(1)	(9)	(10)	—	(19)
Cash dividend of $0.12 per share	—	—	(42)	—	(42)
Adjustments for income tax benefits from stock-based compensation	—	(12)	—	—	(12)
Stock-based compensation	—	24	—	—	24
Balance at April 30, 2012	342	$2,038	$229	$(1)	$2,266

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30
	2012	2011
	(in millions)
Cash flows from operating activities of continuing operations:
Net income	$117	$131
Income from discontinued operations	—	(1)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	27	28
Stock-based compensation	24	24
Net gain on sales and disposals of assets	(1)	(8)
Other	1	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	3	(81)
Inventory, prepaid expenses and other current assets	(16)	7
Deferred income taxes	—	1
Other assets	—	(12)
Accounts payable and accrued liabilities	(554)	17
Accrued payroll and employee benefits	9	10
Income taxes payable	28	37
Other long-term liabilities	1	—
Total cash flows provided by (used in) operating activities of continuing operations	(361)	154
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(8)	(9)
Proceeds from sale of assets	—	15
Other	1	2
Total cash flows provided by (used in) investing activities of continuing operations	(7)	8
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(1)	(1)
Sales of stock and exercises of stock options	4	7
Repurchases of stock	(19)	(246)
Dividend payment	(41)	—
Other	—	(2)
Total cash flows used in financing activities of continuing operations	(57)	(242)
Decrease in cash and cash equivalents from continuing operations	(425)	(80)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	—	(6)
Decrease in cash and cash equivalents from discontinued operations	—	(6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1
Total decrease in cash and cash equivalents	(425)	(85)
Cash and cash equivalents at beginning of period	1,592	1,367
Cash and cash equivalents at end of period	$1,167	$1,282

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30
	2012	2011
	(in millions)
Revenues	$2,782	$2,688
Costs and expenses:
Cost of revenues	2,448	2,357
Selling, general and administrative expenses	126	101
Operating income	208	230
Non-operating income (expense):
Interest income	2	1
Interest expense	(29)	(30)
Other income, net	2	4
Income from continuing operations before income taxes	183	205
Provision for income taxes	(66)	(76)
Income from continuing operations	117	129
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	—	2
Provision for income taxes	—	(1)
Income from discontinued operations	—	1
Net income	$117	$130

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended April 30
	2012	2011
	(in millions)
Net income	$117	$130
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1)	1
Deferred taxes	1	(1)
Foreign currency translation adjustments, net of tax	—	—
Pension liability adjustments	16	—
Deferred taxes	(6)	—
Pension liability adjustments, net of tax	10	—
Total other comprehensive income, net of tax	10	—
Comprehensive income	$127	$130

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2012	January 31, 2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$967	$1,592
Receivables, net	2,171	2,174
Inventory, prepaid expenses and other current assets	453	439
Total current assets	3,591	4,205
Property, plant and equipment (less accumulated depreciation and amortization of $439 million and $424 million at April 30, 2012 and January 31, 2012, respectively)	339	348
Intangible assets, net	166	176
Goodwill	1,826	1,826
Deferred income taxes	23	37
Other assets	75	75
Note receivable from SAIC, Inc. (Note 6)	122	—
	$6,142	$6,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,410	$1,964
Accrued payroll and employee benefits	515	508
Income taxes payable	32	—
Notes payable and long-term debt, current portion	553	553
Total current liabilities	2,510	3,025
Notes payable and long-term debt, net of current portion	1,298	1,299
Note payable to SAIC, Inc. (Note 6)	—	120
Other long-term liabilities	146	162
Commitments and contingencies (Notes 9 and 10)
Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at April 30, 2012 and January 31, 2012	—	—
Additional paid-in capital	233	233
Retained earnings	1,956	1,839
Accumulated other comprehensive loss	(1)	(11)
Total stockholders’ equity	2,188	2,061
	$6,142	$6,667

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2012	5,000	$233	$1,839	$(11)	$2,061
Net income	—	—	117	—	117
Other comprehensive income, net of tax	—	—	—	10	10
Balance at April 30, 2012	5,000	$233	$1,956	$(1)	$2,188

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30
	2012	2011
	(in millions)
Cash flows from continuing operations:
Net income	$117	$130
Income from discontinued operations	—	(1)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	27	28
Stock-based compensation	24	24
Net gain on sales and disposals of assets	(1)	(8)
Other	1	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	3	(81)
Inventory, prepaid expenses and other current assets	(16)	7
Deferred income taxes	—	1
Other assets	—	(12)
Accounts payable and accrued liabilities	(553)	17
Accrued payroll and employee benefits	9	10
Income taxes payable	28	37
Other long-term liabilities	1	—
Total cash flows provided by (used in) operating activities of continuing operations	(360)	153
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(8)	(9)
Proceeds from sale of assets	—	15
Other	1	2
Total cash flows provided by (used in) investing activities of continuing operations	(7)	8
Cash flows from financing activities of continuing operations:
Proceeds from note payable to SAIC, Inc.	26	323
Payments on note payable to SAIC, Inc.	(283)	(563)
Payments on notes payable and long-term debt	(1)	(1)
Total cash flows used in financing activities of continuing operations	(258)	(241)
Decrease in cash and cash equivalents from continuing operations	(625)	(80)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	—	(6)
Decrease in cash and cash equivalents from discontinued operations	—	(6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1
Total decrease in cash and cash equivalents	(625)	(85)
Cash and cash equivalents at beginning of period	1,592	1,367
Cash and cash equivalents at end of period	$967	$1,282

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

The condensed consolidated financial statements of SAIC include the accounts of its majority-owned and 100%-owned subsidiaries, including Science Applications. The condensed consolidated financial statements of Science Applications include the accounts of its majority-owned and 100%-owned subsidiaries. SAIC does not have separate operations, assets or liabilities independent of Science Applications, except for a note with Science Applications (the “related party note”), on which interest is recognized. From time to time, SAIC issues stock to Science Applications employees, which is reflected in SAIC’s Condensed Consolidated Statement of Stockholders’ Equity and results in an increase to the related party note (see Note 6). All intercompany transactions and accounts have been eliminated in consolidation.

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

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and combined notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

In the opinion of management, the financial information as of April 30, 2012 and for the three months ended April 30, 2012 and 2011 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2013 is referred to as “fiscal 2013” in these combined notes to condensed consolidated financial statements.

Long-Term Receivables

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year. The Company has extended deferred payment terms with contractual maturities that may exceed one year to three commercial customers related to certain construction projects. As of April 30, 2012, the Company had outstanding receivables with deferred payment terms of $80 million, which are expected to be collected in fiscal 2013. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.

Changes in Estimates on Contracts

Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $4 million ($0.01 per diluted share) and $12 million ($0.02 per diluted share) for the three months ended April 30, 2012 and 2011, respectively.

Discontinued Operations

In June 2011, in order to better align its business portfolio with its strategy, the Company sold certain components of its business, which were historically included in the Company’s Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies. In fiscal 2012, the Company received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million related to this sale. Under the terms of the definitive agreement, the Company has retained the assets and obligations of its defined benefit pension plan in the United Kingdom. The Company has classified the operating results of these business components, including pension expense through the date of sale, as discontinued operations for all periods presented. Following the sale, as a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets, are recorded in continuing operations.

The operating results of this discontinued operation for the three months ended April 30, 2011 were as follows (in millions):

Revenues	$45
Costs and expenses:
Cost of revenues	36
Selling, general and administrative expenses	7
Income before income taxes	$2

Income from discontinued operations also includes other activity that is immaterial and not reflected in the table above.

Pension

During the three months ended April 30, 2012, the Company transferred $46 million of pension plan assets to a successor contractor’s plan on behalf of certain participants in the Company’s defined benefit pension plan who previously transferred their employment to the successor contractor and settled $63 million of related pension plan obligations. As a result of the transfer, the Company recorded an immaterial settlement gain in selling, general and administrative expenses during the three months ended April 30, 2012.

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Three Months Ended April 30
	2012	2011
	(in millions)
Stock exchanged at fair value upon exercises of stock options	$—	$14
Vested stock issued as settlement of annual bonus accruals	$2	$3
Increase in accrued stock repurchases	$—	$5
Stock issued in lieu of cash dividend	$1	$—
Cash paid for income taxes (including discontinued operations)	$8	$7

Note 2—Earnings Per Share (EPS):

The Company is required to allocate a portion of its earnings to its unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents (participating securities) in calculating EPS using the two-class method.

In fiscal 2013, the Company began issuing unvested stock awards that do not contain nonforfeitable rights to dividends or dividend equivalents. These stock awards are not participating securities requiring application of the two-class method but are dilutive common share equivalents subject to the treasury stock method. Unvested stock awards granted prior to fiscal 2013 were participating securities requiring application of the two-class method. Basic EPS is computed by dividing income less earnings allocable to participating securities by the basic weighted average number of shares outstanding. Diluted EPS

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended April 30
	2012	2011
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$117	$130
Less: allocation of distributed and undistributed earnings to participating securities	(3)	(4)
Income from continuing operations, for computing basic EPS	$114	$126
Net income, as reported	$117	$131
Less: allocation of distributed and undistributed earnings to participating securities	(3)	(4)
Net income, for computing basic EPS	$114	$127
Diluted EPS:
Income from continuing operations, as reported	$117	$130
Less: allocation of distributed and undistributed earnings to participating securities	(3)	(4)
Income from continuing operations, for computing diluted EPS	$114	$126
Net income, as reported	$117	$131
Less: allocation of distributed and undistributed earnings to participating securities	(3)	(4)
Net income, for computing diluted EPS	$114	$127

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended April 30
	2012	2011
	(in millions)
Basic weighted average number of shares outstanding	330	347
Dilutive common share equivalents—stock options and other stock awards	—	1
Diluted weighted average number of shares outstanding	330	348

Basic and diluted EPS for the periods presented was as follows:

	Three Months Ended April 30
	2012	2011
Basic:
Income from continuing operations	$.35	$.36
Income from discontinued operations	—	.01
	$.35	$.37
Diluted:
Income from continuing operations	$.35	$.36
Income from discontinued operations	—	—
	$.35	$.36

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended April 30
	2012	2011
	(in millions)
Antidilutive stock options excluded	21	23
Performance-based stock awards excluded	1	1

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods presented was as follows:

	Three Months Ended April 30
	2012	2011
	(in millions)
Stock options	$3	$5
Vesting stock awards	20	18
Performance-based stock awards	1	1
Total stock-based compensation expense	$24	$24

Stock Options. Stock options granted during the three months ended April 30, 2012 and 2011 have terms of seven years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Three Months Ended April 30
	2012	2011
Weighted average grant-date fair value	$1.81	$4.22
Expected term (in years)	5.0	4.9
Expected volatility	24.4%	23.4%
Risk-free interest rate	1.0%	2.2%
Dividend yield	3.7%	0%

Stock option activity for the three months ended April 30, 2012 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2012	20.8	$17.90	2.5	$—
Options granted	4.9	13.21
Options forfeited or expired	(4.7)	17.46
Outstanding at April 30, 2012	21.0	16.90	3.6	—
Exercisable at April 30, 2012	10.0	18.30	1.9	—

Vesting Stock Awards. During the three months ended April 30, 2012, the Company began granting restricted stock units that have forfeitable dividend rights and no voting rights until the units vest and become included in shares of common stock outstanding. Prior to January 31, 2012, the Company granted restricted stock awards that have non-forfeitable dividend

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

rights and voting rights and are included in shares outstanding upon issuance (prior to vesting). Vesting stock award activity for the three months ended April 30, 2012 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2012	12.0	$17.50
Awards granted	6.4	13.21
Awards forfeited	(0.3)	16.36
Awards vested	(4.4)	17.91
Unvested stock awards at April 30, 2012	13.7	15.39

The fair value of vesting stock awards that vested during each of the three months ended April 30, 2012 and 2011 was $60 million.

Performance-Based Stock Awards. The Company’s performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded ranging from zero to 150% of the specified target awards. For awards granted in fiscal 2013, one-third of the target number of shares of stock granted under the awards will be allocated to each fiscal year over the three-year performance period and the actual number of shares to be issued with respect to each fiscal year will be based upon the achievement of that fiscal year’s performance criteria. For performance-based stock awards granted prior to fiscal 2013, the number of shares of stock to be issued under the awards is determined based upon the achievement of the performance criteria measured over the entire three-year performance period. Performance-based stock award activity for the three months ended April 30, 2012 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2012	0.5	$17.02
Awards granted	0.8	13.21
Outstanding at April 30, 2012	1.3	14.55

Adjustments to the expected number of shares of stock to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards.

Note 4—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill for Defense Solutions (DS), Health, Energy and Civil Solutions (HECS) and Intelligence and Cybersecurity Solutions (ICS) were as follows:

	DS	HECS	ICS	Total
	(in millions)
Goodwill at January 31, 2012	$410	$785	$631	$1,826
Corporate reorganizations	—	(10)	10	—
Goodwill at April 30, 2012	$410	$775	$641	$1,826

Corporate reorganizations during the three months ended April 30, 2012 resulted from transfers of certain operations between the Company’s reportable segments.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets consisted of the following:

	April 30, 2012			January 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$120	$(67)	$53	$120	$(62)	$58
Software and technology	147	(52)	95	148	(48)	100
Other	2	(1)	1	2	(1)	1
Total finite-lived intangible assets	269	(120)	149	270	(111)	159
Indefinite-lived intangible assets:
In-process research and development	13	—	13	13	—	13
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	17	—	17	17	—	17
Total intangible assets	$286	$(120)	$166	$287	$(111)	$176

Finite-lived intangible assets with a gross carrying value of $1 million became fully amortized during the three months ended April 30, 2012 and are no longer reflected in the gross carrying value. Amortization expense related to amortizable intangible assets was $10 million and $11 million for the three months ended April 30, 2012 and 2011, respectively.

There were no goodwill or intangible asset impairment losses during the three months ended April 30, 2012 and 2011.

The estimated annual amortization expense related to finite-lived intangible assets as of April 30, 2012 was as follows:

Fiscal Year Ending January 31
(in millions)
2013 (remainder of the fiscal year)	$25
2014	31
2015	27
2016	22
2017	16
2018	12
2019 and thereafter	16
$149

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

Note 5—Financial Instruments:

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

SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2017. During the three months ended April 30, 2012, the Company extended the maturity date of the revolving credit facility for one additional year, to March 2016, as provided for in the terms of the revolving credit facility. As of April 30, 2012 and January 31, 2012, there were no borrowings outstanding under the revolving credit facility.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this facility, to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of April 30, 2012. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the revolving credit facility.

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

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	April 30, 2012	January 31, 2012
	(in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	550	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2018	0-2.5%	Various	8	9
Total notes payable and long-term debt			1,851	1,852
Less current portion			553	553
Total notes payable and long-term debt, net of current portion			$1,298	$1,299
Fair value of notes payable and long-term debt			$1,982	$2,011

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 and 3 inputs as defined by the accounting standard for fair value measurements).

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of April 30, 2012.

Note 6—Related Party Transactions:

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

SAIC and Science Applications have a related party note in connection with a loan of cash between the entities, issuances of stock by SAIC to employees of Science Applications and its subsidiaries and Science Applications’ payment of certain obligations on behalf of SAIC. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time prior to its maturity date in November 2012. This maturity date will be automatically extended for successive one-year periods unless either SAIC or Science Applications provides prior notice to the other party.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7—Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss were as follows:

	April 30, 2012	January 31, 2012
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million and $(2) million as of April 30, 2012 and January 31, 2012, respectively	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million, as of April 30, 2012 and January 31, 2012	(5)	(5)
Unrecognized loss on defined benefit plan, net of taxes of $(1) million and $5 million as of April 30, 2012 and January 31, 2012, respectively	2	(8)
Total accumulated other comprehensive loss, net of taxes of $1 million and $6 million as of April 30, 2012 and January 31, 2012, respectively	$(1)	$(11)

As of April 30, 2012, there is less than $1 million of the unrealized net loss on settled derivative instruments (pre-tax) that will be amortized and recognized as interest expense during the next 12 months.

Note 8—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

The segment information for the periods presented was as follows:

	Three Months Ended April 30
	2012	2011
	(in millions)
Revenues:
Defense Solutions	$1,174	$1,137
Health, Energy and Civil Solutions	678	657
Intelligence and Cybersecurity Solutions	930	896
Intersegment elimination	—	(2)
Total revenues	$2,782	$2,688
Operating income (loss):
Defense Solutions	$101	$90
Health, Energy and Civil Solutions	47	54
Intelligence and Cybersecurity Solutions	66	86
Corporate and Other	(6)	—
Total operating income	$208	$230

Prior to February 1, 2012, the Intelligence and Cybersecurity Solutions reportable segment represented the aggregation of the Cyber and Information Solutions business unit and the Intelligence, Surveillance and Reconnaissance group. Effective February 1, 2012, the Cyber and Information Solutions business unit, which previously reported directly to the CODM, commenced reporting to the Intelligence, Surveillance and Reconnaissance group. After this change the reportable segment name has remained Intelligence and Cybersecurity Solutions. Also effective February 1, 2012, certain operations were transferred between the Company’s reportable segments. Prior year amounts have been adjusted for consistency with the current year’s presentation.

Note 9—Legal Proceedings:

Timekeeping Contract with City of New York

Since 2000, the Company performed under a systems development and implementation contract relating to an automated time and attendance and workforce management system (CityTime) for certain agencies of the City of New York (City), which was completed in June 2011.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2012, the Company reached a settlement with the U.S. Attorney’s Office for the Southern District of New York and the City relating to investigations being conducted by the U.S. Attorney’s Office and the City with respect to the CityTime program. In connection with this settlement, the Company entered into a deferred prosecution agreement (DPA) with the U.S. Attorney’s Office effective March 14, 2012. Under the DPA, the Company paid approximately $500 million, comprised of $370 million in restitution that was paid to the City by the U.S. Government, and a $130 million penalty during the three months ended April 30, 2012. The City and the Company exchanged mutual releases upon execution of the DPA, releasing each other from all claims arising out of the CityTime contract. The Company’s release of the City terminated the Company’s right to collect approximately $40 million in a receivable the City owed to the Company under the terms of the CityTime contract. The Company recorded $410 million, consisting of the $370 million remitted to the City and the cancellation of the $40 million account receivable from the City, as a reduction of revenues in fiscal 2012. The remaining $130 million was recorded as a component of selling, general and administrative expenses in fiscal 2012.

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

The complaints in the seven lawsuits vary in their allegations and causes of action against the Company and include allegations of negligence, breach of contract, breach of implied-in-fact contract, invasion of privacy by public disclosure of private facts and statutory violations of the Texas Deceptive Trade Practices Act, the California Confidentiality of Medical Information Act, California data breach notification requirements, the California Unfair Competition Law, the Fair Credit Reporting Act and the Privacy Act of 1974. The complaints seek monetary relief, including unspecified actual damages, punitive damages, statutory damages of $1,000 for each class member and attorney’s fees, as well as injunctive and declaratory relief. The Company has filed motions to dismiss in five of the seven cases. In addition, the Company has filed a motion with the Judicial Panel for Multidistrict Litigation (JPML) to transfer the seven pending cases, plus a related case, to a

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

single court for consolidated or coordinated pretrial proceedings. Proceedings in each of the seven pending cases and the related case have been stayed pending a decision by JPML on the Company’s motion.

The Company intends to vigorously defend itself against the claims made in the class action lawsuits. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of April 30, 2012, the Company has recorded a loss provision of $10 million related to these lawsuits, representing the low end of the Company’s estimated loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a loss would not exceed the Company’s insurance coverage. As these lawsuits progress, many factors will affect the amount of the ultimate loss, resulting from these claims being brought against the Company, including the outcome of the Company’s motions to dismiss, the results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.

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

Derivative and Securities Litigation

Between February and April 2012, the following six stockholder derivative complaints were filed, each purportedly on the Company’s behalf: (1) Stellini v. Havenstein et al. (initially filed in U.S. District Court for the Southern District of California but transferred to the Southern District of New York); (2) Malanowski v. Havenstein et al. in New York Supreme Court, New York County; (3) Malanowski v. Denault et al. in U.S. District Court for the Southern District of New York; (4) Welch v. Havenstein et al. in the Southern District of New York; (5) Robaczynski v. Havenstein et al. in the Southern District of New York; and (6) Louisiana Municipal Police Employees’ Retirement System v. Havenstein et al. in the Southern District of New York. Each complaint asserts claims against the Company’s directors and against varying groups of the Company’s current and former officers, including two former chief executive officers, the chief financial officer, the former manager of the CityTime program, and the former chief systems engineer of the CityTime program. The complaints claim that the defendants breached their fiduciary duties to the Company with respect to the CityTime contract for various reasons, including failure to supervise the adequacy of the Company’s internal controls, allowing the Company to issue misleading financial statements, and failure to exercise their oversight responsibilities to ensure that the Company complied with applicable laws, rules and regulations. Some of the complaints further claim that the defendants are liable to the Company under theories of gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets, and/or violation of Section 14(a) of the Securities Exchange Act. The Company currently intends to file a motion to dismiss each of these complaints because the respective plaintiffs did not serve a pre-suit demand before filing the derivative complaints. The Company has also received a stockholder demand letter related to CityTime and TRICARE, which an independent committee of the Company’s board of directors is currently reviewing.

Between February and April 2012, alleged stockholders filed three putative securities class actions: (1) City of Westland Police & Fire Retirement System v. SAIC, Inc. et al., in U.S. District Court for the Southern District of New York; (2) Williams v. SAIC, Inc. et al., in U.S. District Court for the Eastern District of Virginia; and (3) Locals 302 & 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. SAIC, Inc. et al., in U.S. District Court for the Southern District of New York. Each case names as defendants the Company, its chief financial officer, former chief executive officer, and the former program manager on the CityTime program, and each was filed purportedly on behalf of all purchasers of SAIC’s common stock from April 11, 2007 through September 1, 2011. Each complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income, and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying SAIC’s stock at an inflated price. The plaintiff in the Williams case voluntarily dismissed his complaint in May 2012. Pending before the U.S. District Court for the Southern District of New York in the two remaining securities cases is a motion by a purported stockholder group consisting of the Indiana Public Retirement System, Indiana State Teachers’ Retirement Fund and Indiana Public Employees’ Retirement Funds to be appointed lead plaintiff. The Company intends to vigorously defend against these claims.

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

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $92 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $25 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds and a supplementary answer asserting set-off claims against amounts sought by the Company. The arbitration hearing was held in May 2012, and the Company expects the parties will file additional briefs in July 2012. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three months ended April 30, 2012 and 2011. As of April 30, 2012, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

The Company has $15 million of receivables relating to value added tax (VAT) as of April 30, 2012 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $33 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of April 30, 2012, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of amounts drawn by the Customer in fiscal 2011 on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $23 million as of April 30, 2012, of which $19 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of April 30, 2012 based on its assessment of the likely outcome of this matter.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 10—Other Commitments and Contingencies:

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser or DS&S for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of April 30, 2012, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

Variable Interest Entity (VIE)

In fiscal 2012, the Company entered into a fixed price agreement to provide engineering, procurement, and construction services to a special purpose limited liability company for a specific renewable energy project. The Company analyzed this arrangement and determined the entity is a VIE. However, this VIE was not consolidated by the Company because the Company is not the primary beneficiary. The project is partially financed by the Company’s provision of extended payment terms in the amount of $100 million for certain of its services performed on the project. The arrangement also contemplates monetary penalties and project guarantees if the Company does not meet certain completion deadlines. The Company expects to bill a total of $216 million to complete the project. At April 30, 2012, the Company had a receivable of $19 million due from this VIE.

Government Investigations and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, estimating system, purchasing system, property system and earned value management system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. As a result, the current audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.

The Company changed its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system for fiscal 2011 and future years. The DCAA is performing reviews of these changes and the Company’s compliance with certain other U.S. Government Cost Accounting Standards. A finding of significant control deficiencies in the Company’s system audits or other reviews can result in decremented billing rates to its U.S. Government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of April 30, 2012, the Company has recorded a liability of $35 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

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

During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $102 million of the Company’s unrecognized tax benefits including a negligible amount of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. As of April 30, 2012, the Company had liabilities for uncertain tax positions of $131 million, $29 million of which were classified as other long-term liabilities in the consolidated balance sheet.

During the three months ended April 30, 2012, the Company’s uncertain tax positions were reduced by $1 million resulting from the resolution of certain tax uncertainties. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $101 million at April 30, 2012, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $347 million, principally related to performance and payment bonds on the Company’s contracts.

Other

The Army Brigade Combat Team Modernization Engineering, Manufacturing and Development program was terminated for convenience by the DoD effective September 30, 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until the contract negotiations are completed. The Company has recognized revenues of approximately $490 million, including estimated fee, from October 2009 through April 30, 2012 under the undefinitized change order. The actual fee payable to the Company on this program is dependent on the outcome of the change order negotiations and may differ from amounts previously recognized.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion and analysis of SAIC’s and Science Applications’ financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our condensed consolidated financial statements and related combined notes. As SAIC is a holding company and consolidates Science Applications for financial statement purposes, disclosures that relate to activities of Science Applications also apply to SAIC, unless otherwise noted. Science Applications’ revenues and operating expenses comprise 100% of SAIC’s revenues and operating expenses. In addition, Science Applications comprises approximately the entire balance of SAIC’s assets, liabilities and operating cash flows. Therefore, the following discussion is applicable to both SAIC and Science Applications, unless otherwise noted.

The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as may be updated periodically through subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Except with respect to “Results of Operations—Discontinued Operations” and “—Net Income,” and “—Diluted EPS,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations.

We use the terms “Company”, “we”, “us” and “our” to refer to SAIC, Science Applications and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ending January 31, 2013 as “fiscal 2013.”

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

Our business is focused on using deep domain knowledge to solve issues of vital importance to the nation and the world in the areas of national security, energy and the environment, critical infrastructure and health. We are focusing our investments in our strategic growth areas including: intelligence, surveillance and reconnaissance; cybersecurity; logistics, readiness and sustainment; energy and environment; and health information technology. Our significant long-term management initiatives include:

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

Key financial highlights and events, including progress against management’s initiatives, during the three months ended April 30, 2012 include:

•

Revenues for the three months ended April 30, 2012 increased 3% over the same period in the prior year, reflecting internal revenue growth (as defined in “Non-GAAP Financial Measures”) of 2%. Internal revenue growth was driven primarily by increased activity in our Defense Solutions and Intelligence and Cybersecurity Solutions segments partially offset by a decline in our Health, Energy and Civil Solutions segment.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

•

Operating income decreased $22 million to $208 million (7.5% as a percentage of revenues) for the three months ended April 30, 2012 from $230 million (8.6% as a percentage of revenues) for the same period in the prior year. The decrease in operating margin is primarily due to increased indirect spending, including bid and proposal costs, an $8 million reduction in net positive changes in contract estimates and a $6 million gain on the sale of real estate assets during the three months ended April 30, 2011.

•

Income from continuing operations for the three months ended April 30, 2012 decreased $13 million, or 10%, over the same period in the prior year primarily due to decreased operating income of $22 million partially offset by a lower effective tax rate.

•

Diluted earnings per share (EPS) from continuing operations for the three months ended April 30, 2012 decreased $.01 per share, or 3%, as compared to the same period in the prior year primarily due to the decline in income from continuing operations partially offset by a decline in the diluted weighted average number of shares outstanding of 18 million, or 5%, primarily due to stock repurchases.

•

Cash and cash equivalents decreased $425 million during the three months ended April 30, 2012 reflecting $361 million of cash used for operations, including a $500 million cash settlement payment related to the CityTime program described in Note 9 of the combined notes to the condensed consolidated financial statements, a quarterly dividend payment of $41 million and cash used to repurchase SAIC common stock totaling $19 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $2.1 billion for the three months ended April 30, 2012. Total backlog was $17.4 billion at April 30, 2012 as compared to $18.0 billion at January 31, 2012.

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

While we believe that national security, including defense, homeland security, and intelligence spending will continue to be a priority, the U.S. Government deficit and budget situation has created increasing pressure to examine and reduce spending in these areas. In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over the next 10 years. The Budget Control Act also established a joint bipartisan committee of Congress responsible to recommend at least $1.2 trillion in additional savings by November 23, 2011. The joint committee did not meet the November deadline for proposing recommended legislation. Unless Congress passes and the President signs legislation amending the Budget Control Act, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over nine years will be triggered. Assuming approximately $200 million in reduced debt-service costs, these discretionary spending cuts are expected to further reduce defense and non-defense spending by approximately $500 billion each, beginning in the government fiscal year ending September 30, 2013 (GFY13). We are evaluating the potential impacts of this legislation on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could adversely impact our future revenues and growth prospects in those markets.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Competition for contracts with the U.S. Government continues to be intense. The U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various services or products at established general terms and conditions. Such processes include purchasing services and solutions using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles. This trend has served to increase competition for U.S. Government contracts. For more information on these risks and uncertainties, see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Reportable Segments

Our business is aligned into four reportable segments: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; and Corporate and Other. For additional information regarding our reportable segments, see Note 8 of the combined notes to the condensed consolidated financial statements for the three months ended April 30, 2012 contained in this Quarterly Report on Form 10-Q, and “Business” in Part I and Note 15 of the combined notes to consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $2.1 billion during the three months ended April 30, 2012. Net bookings represent the estimated amount of revenues to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

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

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenues to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA Schedule, or other master agreement contract vehicles.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The estimated value of our total backlog as of the dates presented was as follows:

	April 30, 2012	January 31, 2012
	(in millions)
Defense Solutions:
Funded backlog	$2,026	$2,143
Negotiated unfunded backlog	4,605	4,961
Total Defense Solutions backlog	$6,631	$7,104
Health, Energy and Civil Solutions:
Funded backlog	$1,940	$2,077
Negotiated unfunded backlog	3,154	3,336
Total Health, Energy and Civil Solutions backlog	$5,094	$5,413
Intelligence and Cybersecurity Solutions:
Funded backlog	$1,752	$1,317
Negotiated unfunded backlog	3,880	4,169
Total Intelligence and Cybersecurity Solutions backlog	$5,632	$5,486
Total:
Funded backlog	$5,718	$5,537
Negotiated unfunded backlog	11,639	12,466
Total backlog	$17,357	$18,003

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

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For additional information regarding the types of contracts under which we generate revenues, see “Business—Contract Types” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Three Months Ended April 30
	2012	2011
Cost-reimbursement	42%	43%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	30	31
Firm-fixed-price (FFP)	28	26
Total	100%	100%

The increase in the percentage of revenues generated from FFP contracts during the three months ended April 30, 2012, as compared to the same period of the prior year was primarily due to increased revenues from increased deliveries under certain logistics, readiness and sustainment contracts, increased design and construction services and the continued ramp up of a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

M&S revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the periods presented:

	Three Months Ended April 30
	2012	Percent change	2011
	(dollars in millions)
Labor-related revenues	$1,510	(2)%	$1,542
As a percentage of revenues	54%		57%
M&S revenues	1,272	11	1,146
As a percentage of revenues	46%		43%

Labor-related revenues for the three months ended April 30, 2012 have declined as compared to the same period in the prior year primarily due to a reduction in the number of employees. In recent years, there have been increases in the relative proportion of M&S revenues as compared to labor-related revenues primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with DoD customers.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended April 30
	2012	Percent change	2011
	(dollars in millions)
Revenues	$2,782	3%	$2,688
Cost of revenues	2,448	4	2,357
Selling, general and administrative expenses (SG&A):
General and administrative (G&A)	69	38	50
Bid and proposal (B&P)	43	19	36
Internal research and development (IR&D)	14	(7)	15

Operating income	208	(10)	230
Operating income margin	7.5%		8.6%
Non-operating expense, net	(25)		(23)

Income from continuing operations before income taxes	183	(12)	207
Provision for income taxes	(66)	(14)	(77)

Income from continuing operations	117	(10)	130
Income from discontinued operations, net of tax	—		1

Net income	$117	(11)	$131

We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards.

Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $4 million ($0.01 per diluted share) and $12 million ($0.02 per diluted share) for the three months ended April 30, 2012 and 2011, respectively.

Reportable Segment Results. Effective February 1, 2012, certain operations were transferred between the Company’s reportable segments. Prior year amounts have been adjusted for consistency with the current year’s presentation.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes changes in Defense Solutions revenues and operating income for the periods presented:

	Three Months Ended April 30
Defense Solutions	2012	Percent change	2011
	(dollars in millions)
Revenues	$1,174	3%	$1,137
Operating income	101	12	90
Operating income margin	8.6%		7.9%

Defense Solutions revenues increased by $37 million, or 3%, all of which was internal revenue growth, for the three months ended April 30, 2012 as compared to the same period in the prior year. Internal revenue growth was attributable to the continued ramp up of a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($42 million), increased activity on systems integration and logistics programs for tactical and mine resistant ambush protected vehicles ($34 million) and ramp up of a new prime contract with the Defense Logistics Agency to provide supply chain management of military land and aircraft tires ($24 million). These increases were partially offset by reduced revenue from the U.S. Army Brigade Combat Team Modernization contract as a result of the program’s termination during the third quarter of fiscal 2012 ($54 million).

Defense Solutions operating income increased by $11 million for the three months ended April 30, 2012 as compared to the same period in the prior year. This increase was primarily due to indirect cost reductions, strong program performance and fees on increased revenues ($3 million).

The following table summarizes changes in Health, Energy and Civil Solutions revenues and operating income for the periods presented:

	Three Months Ended April 30
Health, Energy and Civil Solutions	2012	Percent change	2011
	(dollars in millions)
Revenues	$678	3%	$657
Operating income	47	(13)	54
Operating income margin	6.9%		8.2%

Health, Energy and Civil Solutions revenues increased $21 million, or 3%, for the three months ended April 30, 2012 as compared to the same period in the prior year primarily due to the August 2011 acquisition of Vitalize Consulting Solutions, Inc. Internal revenue contracted 3% reflecting declines in various federal civilian programs ($28 million) and program completions in our federal health information technology business ($25 million), particularly with our U.S. DoD military health system customers. These declines were partially offset by increased deliveries of our non-intrusive cargo inspection systems ($22 million), increased design-build volume related to geothermal and biomass power plant construction ($19 million) and increases in healthcare IT consulting services with commercial clients ($17 million).

Health, Energy and Civil Solutions operating income decreased $7 million, or 13%, for the three months ended April 30, 2012 as compared to the same period in the prior year. The decline in operating income was primarily due to higher levels of indirect spending ($3 million), an increase in amortization associated with a prior year acquisition ($2 million) and unfavorable impacts of changes in contract estimates ($5 million). This decline was partially offset by reduced research and development expense ($4 million) primarily related to the timing of research and development activities for new homeland security product offerings.

The following table summarizes changes in Intelligence and Cybersecurity Solutions revenues and operating income for the periods presented:

	Three Months Ended April 30
Intelligence and Cybersecurity Solutions	2012	Percent change	2011
	(dollars in millions)
Revenues	$930	4%	$896
Operating income	66	(23)	86
Operating income margin	7.1%		9.6%

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Intelligence and Cybersecurity Solutions revenues increased $34 million, or 4%, all of which was internal revenue growth, for the three months ended April 30, 2012 as compared to the same period in the prior year. Internal revenue growth was primarily attributable to increased activity on our airborne surveillance programs ($33 million) and increased activity on existing cybersecurity contracts ($14 million), both of which had significant material and subcontractor components. These increases were partially offset by a decline in revenues on intelligence analysis programs ($25 million) primarily due to the draw down of overseas U.S. military forces and a contract completed in the prior year.

Intelligence and Cybersecurity Solutions operating income decreased $20 million for the three months ended April 30, 2012 as compared to the same period in the prior year. The decrease in operating income was primarily attributable to higher levels of indirect spending, including the timing of B&P and IR&D spending which increased substantially over the prior year ($13 million), a reduction in net positive changes in contract estimates ($4 million) and a decline in sales of our higher-margin proprietary products ($5 million). The level of B&P activity fluctuates from period to period depending on the nature and timing of bidding opportunities.

The following table summarizes changes in Corporate and Other operating loss for the periods presented:

	Three Months Ended April 30
Corporate and Other	2012	2011
	(in millions)
Revenues	$—	$—
Operating loss	$(6)	$—

Corporate and Other operating loss for the three months ended April 30, 2012 and 2011 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss for the three months ended April 30, 2011 included a $6 million gain on sale of real estate.

Interest Expense. Interest expense remained relatively consistent for the three months ended April 30, 2012 as compared to the same period of the prior year.

Interest expense for Science Applications decreased $1 million for the three months ended April 30, 2012 as compared to the same period of the prior year, reflecting a $2 million decrease in interest on its note with SAIC partially offset by a $1 million increase in interest on third-party debt. Interest expense related to Science Application’s note with SAIC may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 36.1% and 37.2% for the three months ended April 30, 2012 and 2011, respectively. The decrease in the effective tax rate for the three months ended April 30, 2012 was primarily due to a change in the estimated deductible amount of a prior year legal settlement and the tax deductibility of quarterly dividends paid on shares held by the SAIC Retirement Plan (an employee stock ownership plan), partially offset by expiration of the federal research and development tax credit on December 31, 2011. We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the Internal Revenue Service (IRS) for fiscal years prior to and including fiscal 2008. We also settled fiscal 2011 as a result of our participation in the IRS Compliance Assurance Process beginning in fiscal 2011, in which we and the IRS endeavor to agree on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations decreased $.01 per share to $0.35 per share for the three months ended April 30, 2012 as compared to the same period in the prior year primarily due to the decrease in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 18 million, or 5%, primarily due to share repurchases.

Discontinued Operations. In June 2011, in order to better align our business portfolio with our strategy, we sold certain components of our business, which were historically included in the Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies. In fiscal 2012, we received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million related to this sale. Under terms of the definitive agreement, we retained the assets and obligations of our defined benefit pension plan in the United Kingdom. We have classified the operating results of these business components, including pension expense through the date of sale, as discontinued operations. Following the asset sale, as a result of retaining the pension obligation, the remaining

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

components of ongoing pension expense, primarily interest costs and assumed return on plan assets, are recorded in continuing operations.

The operating results of this discontinued operation for the three months ended April 30, 2011 were as follows (in millions):

Revenues	$45
Costs and expenses:
Cost of revenues	36
Selling, general and administrative expenses	7
Income before income taxes	$2

Income from discontinued operations also includes other activity that is immaterial and not reflected in the table above.

Net Income. Net income decreased $14 million, or 11%, for the three months ended April 30, 2012 as compared to the same period in the prior year. The decrease in net income for the three months ended April 30, 2012 as compared to the same period in the prior year reflects a decrease in income from continuing operations.

Net income for Science Applications decreased $13 million, or 10%, for the three months ended April 30, 2012 as compared to the same period in the prior year for the reasons described above.

Diluted EPS. Diluted EPS decreased $0.01 per share to $0.35 per share for the three months ended April 30, 2012 as compared to the same period in the prior year due to a decrease in net income of $14 million partially offset by an 18 million share, or 5%, decline in the diluted weighted average number of shares outstanding, primarily due to share repurchases.

Liquidity and Capital Resources

We had $1.167 billion in cash and cash equivalents at April 30, 2012, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in fiscal 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases, dividends and payment of current portions of notes payable and long-term debt, including our $550 million senior unsecured notes maturing in July 2012. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $1.167 billion and $1.592 billion at April 30, 2012 and January 31, 2012, respectively. The following table summarizes cash flow information for the periods presented:

	Three Months Ended April 30
	2012	2011
	(in millions)
Total cash flows provided by (used in) operating activities of continuing operations	$(361)	$154
Total cash flows provided by (used in) investing activities of continuing operations	(7)	8
Total cash flows used in financing activities of continuing operations	(57)	(242)
Decrease in cash and cash equivalents from discontinued operations	—	(6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	1
Total decrease in cash and cash equivalents	$(425)	$(85)

Cash Provided by (Used in) Operating Activities of Continuing Operations. Cash flows from operating activities of continuing operations decreased $515 million for the three months ended April 30, 2012 as compared to the same period in the prior year. Cash flows from operating activities of continuing operations were primarily impacted by a $500 million cash settlement payment related to the CityTime program described in Note 9 of the combined notes to the condensed consolidated financial statements.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Any differences in cash flows from operations for Science Applications as compared to SAIC are primarily attributable to changes in interest payments made on the related party note.

Cash Provided by (Used in) Investing Activities of Continuing Operations. We used $7 million of cash in support of investing activities of continuing operations during the three months ended April 30, 2012 including $8 million to purchase property, plant and equipment. We generated $8 million of cash in support of investing activities of continuing operations during the three months ended April 30, 2011 including $15 million of proceeds from the sale of real estate, partially offset by $9 million to purchase property, plant and equipment.

Cash Used in Financing Activities of Continuing Operations. We used $57 million of cash in support of financing activities of continuing operations during the three months ended April 30, 2012, including payment of a quarterly dividend of $41 million and $19 million to repurchase shares of our stock. We used $242 million of cash in support of financing activities of continuing operations during the three months ended April 30, 2011, including $246 million to repurchase shares of our stock.

Science Applications used cash in financing activities of continuing operations of $258 million during the three months ended April 30, 2012, including repayments on the related party note with SAIC of $283 million partially offset by proceeds on the related party note of $26 million. Science Applications used cash from financing activities of continuing operations of $241 million during the three months ended April 30, 2011, including repayments on the related party note with SAIC of $563 million partially offset by proceeds from the related party note with SAIC of $323 million.

Stock Repurchase Program

In March 2012, our board of directors terminated the stock repurchase program authorized in December 2010 and authorized a new stock repurchase program under which we may repurchase up to 40 million shares of SAIC common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third-parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	April 30, 2012	January 31, 2012
	(in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	550	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2018	0-2.5%	Various	8	9
Total notes payable and long-term debt			1,851	1,852
Less current portion			553	553
Total notes payable and long-term debt, net of current portion			$1,298	$1,299
Fair value of notes payable and long-term debt			$1,982	$2,011

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of April 30, 2012.

Credit Facility. SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2017. During the three months ended April 30, 2012, we extended the maturity date of the revolving credit facility for one additional year, to March 2016, as provided for in the terms of the revolving credit facility. As of April 30, 2012 and January 31, 2012, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility contains financial covenants and customary restrictive covenants. We were

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

in compliance with all covenants under the revolving credit facility as of April 30, 2012. A failure to meet the financial covenants in the future would reduce and could eliminate our borrowing capacity under the revolving credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts and surety bonds outstanding principally related to performance and payment bonds as described in Note 10 of the combined notes to the condensed consolidated financial statements for the three months ended April 30, 2012 contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. We have also entered into an agreement with a variable interest entity (VIE) in connection with a renewable energy project as described in Note 10 of the combined notes to the condensed consolidated financial statements for the three months ended April 30, 2012 contained within this Quarterly Report on Form 10-Q.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 9 and 10 of the combined notes to the condensed consolidated financial statements for the three months ended April 30, 2012 contained within this Quarterly Report on Form 10-Q.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended April 30, 2012.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we refer to internal revenue growth percentage, which is a non-GAAP financial measure that we reconcile to the most directly comparable GAAP financial measure. We calculate our internal revenue growth percentage by comparing our reported revenues for the current year period to the revenues for the prior year period adjusted to include the actual revenues of acquired businesses for the comparable prior year period before acquisition. This calculation has the effect of adding revenues for the acquired businesses for the comparable prior year period to our prior year period reported revenues.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Internal revenue growth (contraction) percentages for the three months ended April 30, 2012 were calculated as follows:

Three Months Ended April 30, 2012
(dollars in millions)
Defense Solutions:
Prior year period’s revenues, as reported	$1,137
Revenues of acquired businesses for the comparable prior year period	—
Prior year period’s revenues, as adjusted	$1,137
Current year period’s revenues, as reported	1,174
Internal revenue growth	$37
Internal revenue growth percentage	3%

Health, Energy and Civil Solutions:
Prior year period’s revenues, as reported	$657
Revenues of acquired businesses for the comparable prior year period	41
Prior year period’s revenues, as adjusted	$698
Current year period’s revenues, as reported	678
Internal revenue contraction	$(20)
Internal revenue contraction percentage	(3)%

Intelligence and Cybersecurity Solutions:
Prior year period’s revenues, as reported	$896
Revenues of acquired businesses for the comparable prior year period	—
Prior year period’s revenues, as adjusted	$896
Current year period’s revenues, as reported	930
Internal revenue growth	$34
Internal revenue growth percentage	4%

Total*:
Prior year period’s revenues, as reported	$2,688
Revenues of acquired businesses for the comparable prior year period	41
Prior year period’s revenues, as adjusted	$2,729
Current year period’s revenues, as reported	2,782
Internal revenue growth	$53
Internal revenue growth percentage	2%

*	Total revenues include amounts related to Corporate and Other and intersegment eliminations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended April 30, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2012, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our President and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of SAIC’s and Science Applications’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Securities Exchange Act of 1934) as of April 30, 2012, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 9 of the combined notes to condensed consolidated financial statements for the three months ended April 30, 2012 contained within this Quarterly Report on Form 10-Q.

In addition to the matters disclosed in Note 9, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations, including in connection with contract procurement, award and performance, with respect to our role as a contractor to governmental agencies and departments and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face penalties, fines, repayments, compensatory damages or suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on our reputation, our business, consolidated financial position, results of operations and cash flows due to our reliance on government contracts.

Item 1A. Risk Factors.

Except for the updated risk factor described below, there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Our failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. Additionally, completion of the transition of corporate functions from San Diego, California to our McLean, Virginia headquarters and other locations expected to occur over the next year could result in employee turnover in these functions. There is little redundancy or overlap of responsibilities in our corporate functions and loss of key personnel in critical functions could lead to lack of business continuity or disruptions in our operations, financial reporting or control processes until we are able to hire and train replacement personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In March 2012, our board of directors terminated the stock repurchase program authorized in December 2010 (the 2010 Repurchase Program) and authorized a new stock repurchase program under which we may repurchase up to 40 million shares of SAIC common stock (the 2012 Repurchase Program). Stock repurchases may be made on the open market or in privately negotiated transactions with third-parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table presents repurchases of SAIC common stock during the quarter ended April 30, 2012:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2012 – February 29, 2012	—	$—	—	3,825,495
March 1, 2012 – March 31, 2012	288,811	15.87	—	40,000,000
April 1, 2012 – April 30, 2012	1,094,855	13.04	—	40,000,000

Total	1,383,666	13.63	—

(1)	Includes shares purchased as follows:

	February	March	April
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	—	288,811	1,094,855

(2)	We may repurchase up to 40 million shares of SAIC common stock under the 2012 Repurchase Program, which was publicly announced in March 2012. The 2010 Repurchase Program was terminated in March 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Amendment No. Two to Science Applications International Corporation’s Stock Compensation Plan.

10.2	Amendment No. Two to Science Applications International Corporation’s Management Stock Compensation Plan.

10.3	Amendment No. Two to Science Applications International Corporation’s Keystaff Deferral Plan.

10.4	Amendment No. Four to Science Applications International Corporation’s Key Executive Stock Deferral Plan.

10.5	Amendment No. Two to SAIC, Inc.’s 2006 Employee Stock Purchase Plan.

10.6	Form of Restricted Stock Unit Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan.

10.7	Form of Restricted Stock Unit Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (Non-Employee Directors).

10.8	Form of Restricted Stock Unit Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (Management).

10.9	Form of Performance Share Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (covering performance share awards after March 22, 2012).

10.10	Form of Amendment to Performance Share Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into prior to March 22, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 31, 2012

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

Dated: May 31, 2012

Science Applications International Corporation

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Amendment No. Two to Science Applications International Corporation’s Stock Compensation Plan.

10.2	Amendment No. Two to Science Applications International Corporation’s Management Stock Compensation Plan.

10.3	Amendment No. Two to Science Applications International Corporation’s Keystaff Deferral Plan.

10.4	Amendment No. Four to Science Applications International Corporation’s Key Executive Stock Deferral Plan.

10.5	Amendment No. Two to SAIC, Inc.’s 2006 Employee Stock Purchase Plan.

10.6	Form of Restricted Stock Unit Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan.

10.7	Form of Restricted Stock Unit Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (Non-Employee Directors).

10.8	Form of Restricted Stock Unit Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (Management).

10.9	Form of Performance Share Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (covering performance share awards after March 22, 2012).

10.10	Form of Amendment to Performance Share Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into prior to March 22, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.