Form 10-Q
period 2012-07-31
SCIENCE APPLICATIONS INTERNATIONAL CORP; SAIC, Inc.
filed 2012-08-31
CIK 353394, 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

SAIC, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Science Applications International Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SAIC, Inc.	Yes ☐ No ☒
Science Applications International Corporation	Yes ☐ No ☒

The number of shares issued and outstanding of each issuer’s classes of common stock as of August 17, 2012 was as follows:

SAIC, Inc.	341,831,289 shares of common stock ($.0001 par value per share)

Science Applications International Corporation	5,000 shares of common stock ($.01 par value per share) held by SAIC, Inc.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(in millions, except per share amounts)
Revenues	$2,848	$2,596	$5,630	$5,284
Costs and expenses:
Cost of revenues	2,504	2,258	4,952	4,615
Selling, general and administrative expenses	153	129	279	230
Operating income	191	209	399	439
Non-operating income (expense):
Interest income	2	—	4	1
Interest expense	(24)	(28)	(53)	(56)
Other income, net	4	1	6	5
Income from continuing operations before income taxes	173	182	356	389
Provision for income taxes	(63)	(70)	(129)	(147)
Income from continuing operations	110	112	227	242
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	—	115	—	117
Provision for income taxes	—	(49)	—	(50)
Income from discontinued operations	—	66	—	67
Net income	$110	$178	$227	$309
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.32	$.32	$.67	$.68
Income from discontinued operations	—	.19	—	.19
	$.32	$.51	$.67	$.87
Diluted:
Income from continuing operations	$.32	$.32	$.67	$.68
Income from discontinued operations	—	.18	—	.19
	$.32	$.50	$.67	$.87
Cash dividends paid per share	$.12	$—	$.24	$—

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(in millions)
Net income	$110	$178	$227	$309
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	6	(1)	7
Deferred taxes	—	(2)	1	(3)
Foreign currency translation adjustments, net of tax	—	4	—	4
Pension liability adjustments	—	—	16	—
Deferred taxes	—	—	(6)	—
Pension liability adjustments, net of tax	—	—	10	—
Total other comprehensive income, net of tax	—	4	10	4
Comprehensive income	$110	$182	$237	$313

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2012	January 31, 2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$756	$1,592
Receivables, net	1,992	2,174
Inventory, prepaid expenses and other current assets	430	439
Total current assets	3,178	4,205
Property, plant and equipment (less accumulated depreciation and amortization of $438 million and $424 million at July 31, 2012 and January 31, 2012, respectively)	324	348
Intangible assets, net	156	176
Goodwill	1,826	1,826
Deferred income taxes	22	37
Other assets	74	75
	$5,580	$6,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,296	$1,964
Accrued payroll and employee benefits	473	508
Income taxes payable	9	—
Notes payable and long-term debt, current portion	3	553
Total current liabilities	1,781	3,025
Notes payable and long-term debt, net of current portion	1,297	1,299
Other long-term liabilities	143	162
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 342 million and 341 million shares issued and outstanding at July 31, 2012 and January 31, 2012, respectively	—	—
Additional paid-in capital	2,064	2,028
Retained earnings	296	164
Accumulated other comprehensive loss	(1)	(11)
Total stockholders’ equity	2,359	2,181
	$5,580	$6,667

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 31, 2012	341	$2,028	$164	$(11)	$2,181
Net income	—	—	227	—	227
Other comprehensive income, net of tax	—	—	—	10	10
Issuances of stock	2	14	—	—	14
Repurchases of stock	(1)	(9)	(11)	—	(20)
Quarterly cash dividends of $0.12 per share	—	—	(84)	—	(84)
Adjustments for income tax benefits from stock-based compensation	—	(15)	—	—	(15)
Stock-based compensation	—	46	—	—	46
Balance at July 31, 2012	342	$2,064	$296	$(1)	$2,359

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended July 31
	2012	2011
	(in millions)
Cash flows from operating activities of continuing operations:
Net income	$227	$309
Income from discontinued operations	—	(67)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	55	55
Stock-based compensation	46	43
Impairment losses	1	—
Net gain on sales and disposals of assets	(6)	(28)
Other	1	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	182	(48)
Inventory, prepaid expenses and other current assets	27	33
Deferred income taxes	—	1
Other assets	1	(18)
Accounts payable and accrued liabilities	(663)	2
Accrued payroll and employee benefits	(33)	(55)
Income taxes payable	3	(17)
Other long-term liabilities	(2)	(1)
Total cash flows provided by (used in) operating activities of continuing operations	(161)	210
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(33)	(30)
Acquisition of a business, net of cash acquired	—	(26)
Net receipts (payments) for purchase price adjustments related to prior year acquisitions	1	(3)
Proceeds from sale of assets	2	78
Total cash flows provided by (used in) investing activities of continuing operations	(30)	19
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(552)	(2)
Sales of stock and exercises of stock options	10	14
Repurchases of stock	(20)	(417)
Dividend payments	(83)	—
Other	—	(2)
Total cash flows used in financing activities of continuing operations	(645)	(407)
Decrease in cash and cash equivalents from continuing operations	(836)	(178)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	—	(20)
Cash provided by investing activities of discontinued operations	—	166
Increase in cash and cash equivalents from discontinued operations	—	146
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1
Total decrease in cash and cash equivalents	(836)	(31)
Cash and cash equivalents at beginning of period	1,592	1,367
Cash and cash equivalents at end of period	$756	$1,336

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(in millions)
Revenues	$2,848	$2,596	$5,630	$5,284
Costs and expenses:
Cost of revenues	2,504	2,258	4,952	4,615
Selling, general and administrative expenses	153	129	279	230
Operating income	191	209	399	439
Non-operating income (expense):
Interest income	2	—	4	1
Interest expense	(24)	(30)	(53)	(60)
Other income, net	4	1	6	5
Income from continuing operations before income taxes	173	180	356	385
Provision for income taxes	(63)	(68)	(129)	(144)
Income from continuing operations	110	112	227	241
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	—	115	—	117
Provision for income taxes	—	(49)	—	(50)
Income from discontinued operations	—	66	—	67
Net income	$110	$178	$227	$308

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(in millions)
Net income	$110	$178	$227	$308
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	6	(1)	7
Deferred taxes	—	(2)	1	(3)
Foreign currency translation adjustments, net of tax	—	4	—	4
Pension liability adjustments	—	—	16	—
Deferred taxes	—	—	(6)	—
Pension liability adjustments, net of tax	—	—	10	—
Total other comprehensive income, net of tax	—	4	10	4
Comprehensive income	$110	$182	$237	$312

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2012	January 31, 2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$556	$1,592
Receivables, net	1,992	2,174
Inventory, prepaid expenses and other current assets	430	439
Total current assets	2,978	4,205
Property, plant and equipment (less accumulated depreciation and amortization of $438 million and $424 million at July 31, 2012 and January 31, 2012, respectively)	324	348
Intangible assets, net	156	176
Goodwill	1,826	1,826
Deferred income taxes	22	37
Other assets	74	75
Note receivable from SAIC, Inc. (Note 7)	139	—
	$5,519	$6,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,296	$1,964
Accrued payroll and employee benefits	473	508
Income taxes payable	9	—
Notes payable and long-term debt, current portion	3	553
Total current liabilities	1,781	3,025
Notes payable and long-term debt, net of current portion	1,297	1,299
Note payable to SAIC, Inc. (Note 7)	—	120
Other long-term liabilities	143	162
Commitments and contingencies (Notes 10 and 11)
Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at July 31, 2012 and January 31, 2012	—	—
Additional paid-in capital	233	233
Retained earnings	2,066	1,839
Accumulated other comprehensive loss	(1)	(11)
Total stockholders’ equity	2,298	2,061
	$5,519	$6,667

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2012	5,000	$233	$1,839	$(11)	$2,061
Net income	—	—	227	—	227
Other comprehensive income, net of tax	—	—	—	10	10
Balance at July 31, 2012	5,000	$233	$2,066	$(1)	$2,298

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended July 31
	2012	2011
	(in millions)
Cash flows from operating activities of continuing operations:
Net income	$227	$308
Income from discontinued operations	—	(67)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	55	55
Stock-based compensation	46	43
Impairment losses	1	—
Net gain on sales and disposals of assets	(6)	(28)
Other	1	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	182	(48)
Inventory, prepaid expenses and other current assets	27	33
Deferred income taxes	—	1
Other assets	1	(18)
Accounts payable and accrued liabilities	(663)	2
Accrued payroll and employee benefits	(33)	(55)
Income taxes payable	3	(17)
Other long-term liabilities	(2)	(1)
Total cash flows provided by (used in) operating activities of continuing operations	(161)	209
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(33)	(30)
Acquisition of a business	—	(26)
Net receipts (payments) for purchase price adjustments related to prior year acquisitions	1	(3)
Proceeds from sale of assets	2	78
Total cash flows provided by (used in) investing activities of continuing operations	(30)	19
Cash flows from financing activities of continuing operations:
Proceeds from note payable to SAIC, Inc.	32	466
Payments on note payable to SAIC, Inc.	(324)	(868)
Payments on notes payable and long-term debt	(552)	(2)
Dividend payments	(1)	—
Other	—	(2)
Total cash flows used in financing activities of continuing operations	(845)	(406)
Decrease in cash and cash equivalents from continuing operations	(1,036)	(178)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	—	(20)
Cash provided by investing activities of discontinued operations	—	166
Increase in cash and cash equivalents from discontinued operations	—	146
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1
Total decrease in cash and cash equivalents	(1,036)	(31)
Cash and cash equivalents at beginning of period	1,592	1,367
Cash and cash equivalents at end of period	$556	$1,336

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

In the opinion of management, the financial information as of July 31, 2012 and for the three and six months ended July 31, 2012 and 2011 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2013 is referred to as “fiscal 2013” in these combined notes to condensed consolidated financial statements.

Long-Term Receivables

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year. The Company has extended deferred payment terms with contractual maturities that may exceed one year to three commercial customers related to certain construction projects. As of July 31, 2012, the Company had outstanding receivables from these customers with deferred payment terms of $61 million, which are expected to be collected in fiscal 2013 and 2014, when the customer’s financing has been arranged. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Changes in Estimates on Contracts

Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates decreased operating income by $3 million ($0.01 per diluted share) for the three months ended July 31, 2012 and increased operating income by $1 million ($0.00 per diluted share) for the six months ended July 31, 2012 and increased operating income by $15 million ($0.03 per diluted share) and $27 million ($0.05 per diluted share) for the three and six months ended July 31, 2011, respectively.

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

The pre-sale operating results of this discontinued operation were as follows:

Six Months Ended July 31 2011
(in millions)
Revenues	$69
Costs and expenses:
Cost of revenues	54
Selling, general and administrative expenses	8
Operating income	$7

Income from discontinued operations also includes other activity that is immaterial and not reflected in the table above.

Subsequent to July 31, 2012, the Company committed to a plan to sell a component of the business, which is included in the Company’s Health, Energy and Civil Solutions segment, primarily focused on providing operational test and evaluation services. This component of the business will be reflected as a discontinued operation beginning in the third fiscal quarter ending October 31, 2012.

Pension

During the fiscal quarter ended April 30, 2012, the Company transferred $46 million of pension plan assets to a successor contractor’s plan on behalf of certain participants in the Company’s defined benefit pension plan who previously transferred their employment to the successor contractor and settled $63 million of related pension plan obligations. As a result of the transfer, the Company recorded an immaterial settlement gain in selling, general and administrative expenses during the first quarter of fiscal 2013.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Six Months Ended July 31
	2012	2011
	(in millions)
Stock exchanged at fair value upon exercises of stock options	$—	$14
Vested stock issued as settlement of annual bonus accruals	$2	$3
Increase in accrued stock repurchases	$—	$13
Stock issued in lieu of cash dividend	$2	$—
Fair value of assets acquired in acquisitions	$—	$29
Less: cash paid in acquisitions	—	(26)
Liabilities assumed in acquisitions	$—	$3
Cash paid for interest (including discontinued operations)	$53	$52
Cash paid for income taxes (including discontinued operations)	$96	$121

Accounting Standards Updates Issued But Not Yet Adopted

Accounting standards and updates issued but not effective for the Company until after July 31, 2012, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 2—Earnings Per Share (EPS):

The Company is required to allocate a portion of its earnings to its unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents (participating securities) in calculating EPS using the two-class method.

In fiscal 2013, the Company began issuing unvested stock awards that have forfeitable rights to dividends or dividend equivalents. These stock awards are not participating securities requiring application of the two-class method but are dilutive common share equivalents subject to the treasury stock method. Unvested stock awards granted prior to fiscal 2013 were participating securities requiring application of the two-class method. Basic EPS is computed by dividing income less earnings allocable to participating securities by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$110	$112	$227	$242
Less: allocation of distributed and undistributed earnings to participating securities	(2)	(4)	(6)	(9)
Income from continuing operations, for computing basic EPS	$108	$108	$221	$233
Net income, as reported	$110	$178	$227	$309
Less: allocation of distributed and undistributed earnings to participating securities	(2)	(7)	(6)	(11)
Net income, for computing basic EPS	$108	$171	$221	$298
Diluted EPS:
Income from continuing operations, as reported	$110	$112	$227	$242
Less: allocation of distributed and undistributed earnings to participating securities	(2)	(4)	(6)	(9)
Income from continuing operations, for computing diluted EPS	$108	$108	$221	$233
Net income, as reported	$110	$178	$227	$309
Less: allocation of distributed and undistributed earnings to participating securities	(2)	(7)	(6)	(11)
Net income, for computing diluted EPS	$108	$171	$221	$298

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(in millions)
Basic weighted average number of shares outstanding	333	338	332	342
Dilutive common share equivalents—stock options and other stock awards	—	1	—	1
Diluted weighted average number of shares outstanding	333	339	332	343

Basic and diluted EPS for the periods presented was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
Basic:
Income from continuing operations	$.32	$.32	$.67	$.68
Income from discontinued operations	—	.19	—	.19
	$.32	$.51	$.67	$.87
Diluted:
Income from continuing operations	$.32	$.32	$.67	$.68
Income from discontinued operations	—	.18	—	.19
	$.32	$.50	$.67	$.87

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(in millions)
Antidilutive stock options excluded	20	22	20	22
Performance-based stock awards excluded	1	1	1	1

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods presented was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(in millions)
Stock options	$4	$5	$7	$10
Vesting stock awards	17	17	37	35
Performance-based stock awards	1	(3)	2	(2)
Total stock-based compensation expense	$22	$19	$46	$43

Stock Options. Stock options granted during the six months ended July 31, 2012 and 2011 have terms of seven years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Six Months Ended July 31
	2012	2011
Weighted average grant-date fair value	$1.81	$4.21
Expected term (in years)	5.0	4.9
Expected volatility	24.4%	23.4%
Risk-free interest rate	1.0%	2.2%
Dividend yield	3.7%	0%

Stock option activity for the six months ended July 31, 2012 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2012	20.8	$17.90	2.5	$—
Options granted	4.9	13.21
Options forfeited or expired	(5.5)	17.48
Outstanding at July 31, 2012	20.2	16.88	3.4	—
Exercisable at July 31, 2012	9.4	18.33	1.7	—

Vesting Stock Awards. In fiscal 2013, the Company began granting restricted stock units that have forfeitable dividend rights and no voting rights until the units vest and become included in shares of common stock outstanding. Prior to January 31, 2012, the Company granted restricted stock awards that have non-forfeitable dividend rights and voting rights and are included in shares outstanding upon issuance (prior to vesting). Vesting stock award activity for the six months ended July 31, 2012 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2012	12.0	$17.50
Awards granted	6.4	13.19
Awards forfeited	(0.6)	15.95
Awards vested	(4.6)	17.88
Unvested stock awards at July 31, 2012	13.2	15.35

The fair value of vesting stock awards that vested during the six months ended July 31, 2012 and 2011 was $62 million and $61 million, respectively.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance-Based Stock Awards. The Company’s performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded ranging from zero to 150% of the specified target awards. For awards granted in fiscal 2013, one-third of the target number of shares of stock granted under the awards will be allocated to each fiscal year over the three-year performance period and the actual number of shares to be issued with respect to each fiscal year will be based upon the achievement of that fiscal year’s performance criteria. For performance-based stock awards granted prior to fiscal 2013, the number of shares of stock to be issued under the awards is determined based upon the achievement of the performance criteria measured over the entire three-year performance period. Performance-based stock award activity for the six months ended July 31, 2012 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2012	0.5	$17.02
Awards granted	0.8	13.18
Outstanding at July 31, 2012	1.3	14.52

Adjustments to the expected number of shares of stock to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards.

Note 4—Acquisitions:

maxIT Healthcare Holdings, Inc. On August 10, 2012, the Company acquired maxIT Healthcare Holdings, Inc., a provider of clinical, business and information technology services primarily to commercial hospital groups and other medical delivery organizations, for a preliminary purchase price of $473 million paid in cash plus a $14 million cash payment for excess working capital delivered at closing, subject to adjustment. The Company will make an additional payment of up to $20 million after receipt of certain tax refunds. This acquisition expands the Company’s commercial consulting practice in electronic health record (EHR) implementation and optimization and strengthens the Company’s capabilities to provide these services to its federal healthcare customers as those customers migrate to commercial off-the-shelf EHR applications. This acquisition was in the Health, Energy and Civil Solutions segment. The tangible net assets of the business acquired were approximately $50 million. Due to the timing of this acquisition, the initial purchase accounting is not complete as of the date of this report.

Note 5—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill for Defense Solutions (DS), Health, Energy and Civil Solutions (HECS) and Intelligence and Cybersecurity Solutions (ICS) were as follows:

	DS	HECS	ICS	Total
	(in millions)
Goodwill at January 31, 2012	$410	$785	$631	$1,826
Corporate reorganizations	—	(10)	10	—
Goodwill at July 31, 2012	$410	$775	$641	$1,826

Corporate reorganizations in fiscal 2013 resulted from transfers of certain operations between the Company’s reportable segments.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets consisted of the following:

	July 31, 2012			January 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$119	$(71)	$48	$120	$(62)	$58
Software and technology	147	(56)	91	148	(48)	100
Other	2	(2)	—	2	(1)	1
Total finite-lived intangible assets	268	(129)	139	270	(111)	159
Indefinite-lived intangible assets:
In-process research and development	13	—	13	13	—	13
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	17	—	17	17	—	17
Total intangible assets	$285	$(129)	$156	$287	$(111)	$176

Finite-lived intangible assets with a gross carrying value of $1 million became fully amortized during the six months ended July 31, 2012 and are no longer reflected in the gross carrying value. Amortization expense related to amortizable intangible assets was $9 million and $19 million for the three and six months ended July 31, 2012, respectively, and $11 million and $22 million for the three and six months ended July 31, 2011, respectively.

During the three and six months ended July 31, 2012, the Company recognized an immaterial impairment loss for intangible assets. There were no impairment losses for intangible assets during the three and six months ended July 31, 2011 and no goodwill impairment losses during the three and six months ended July 31, 2012 and 2011.

The estimated annual amortization expense related to finite-lived intangible assets as of July 31, 2012 was as follows:

Fiscal Year Ending January 31
(in millions)
2013 (remainder of the fiscal year)	$15
2014	31
2015	27
2016	22
2017	16
2018	12
2019 and thereafter	16
$139

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

Note 6—Financial Instruments:

In addition to cash held in insured bank deposits, the Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company’s cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).

SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2017. During the first quarter of fiscal 2013, the Company extended the maturity date of the revolving credit facility for one additional year, to March 2016, as provided for in the terms of the revolving credit facility. As of July 31, 2012 and January 31, 2012, there were no borrowings outstanding under the revolving credit facility.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this facility, to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of July 31, 2012. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the revolving credit facility.

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

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	July 31, 2012	January 31, 2012
	(in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which matured in July 2012	6.25%	6.50%	—	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2018	0-2.5%	Various	7	9
Total notes payable and long-term debt			1,300	1,852
Less current portion			3	553
Total notes payable and long-term debt, net of current portion			$1,297	$1,299
Fair value of notes payable and long-term debt			$1,475	$2,011

The Company paid $550 million to settle the 6.25% notes at maturity on July 2, 2012.

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 and 3 inputs as defined by the accounting standard for fair value measurements).

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of July 31, 2012.

Note 7—Related Party Transactions:

Science Applications has fully and unconditionally guaranteed the obligations of SAIC under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Science Applications in these condensed consolidated financial statements. Science Applications has fully and unconditionally guaranteed any borrowings under SAIC’s amended and restated revolving credit facility maturing in fiscal 2017. SAIC has fully and unconditionally guaranteed the obligations of Science Applications under its $300 million 5.5% notes and $250 million 7.13% notes.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss were as follows:

	July 31, 2012	January 31, 2012
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million and $(2) million as of July 31, 2012 and January 31, 2012, respectively	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of July 31, 2012 and January 31, 2012	(5)	(5)
Unrecognized net loss on defined benefit plan, net of taxes of ($1) million and $5 million, as of July 31, 2012 and January 31, 2012, respectively	2	(8)
Total accumulated other comprehensive loss, net of taxes of $1 million and $6 million as of July 31, 2012 and January 31, 2012, respectively	$(1)	$(11)

As of July 31, 2012, there is less than $1 million of the unrealized net loss on settled derivative instruments (pre-tax) that will be amortized and recognized as interest expense during the next 12 months.

Note 9—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

The segment information for the periods presented was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(in millions)
Revenues:
Defense Solutions	$1,240	$1,085	$2,414	$2,222
Health, Energy and Civil Solutions	692	656	1,370	1,313
Intelligence and Cybersecurity Solutions	919	854	1,849	1,750
Corporate and Other	—	1	—	1
Intersegment elimination	(3)	—	(3)	(2)
Total revenues	$2,848	$2,596	$5,630	$5,284
Operating income (loss):
Defense Solutions	$92	$88	$193	$178
Health, Energy and Civil Solutions	53	60	100	114
Intelligence and Cybersecurity Solutions	69	76	135	162
Corporate and Other	(23)	(15)	(29)	(15)
Total operating income	$191	$209	$399	$439

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

Note 10—Legal Proceedings:

Timekeeping Contract with City of New York

In March 2012, the Company reached a settlement with the U.S. Attorney’s Office for the Southern District of New York and the City of New York (City) relating to investigations being conducted by the U.S. Attorney’s Office and the City with respect to the Company’s contract to develop and implement an automated time and attendance and workforce management

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

system (CityTime) for certain agencies of the City. As part of this settlement, the Company entered into a deferred prosecution agreement with the U.S. Attorney’s Office, under which the Company paid approximately $500 million and the U.S. Attorney’s Office deferred prosecution of a single criminal count against the Company, which alleged that the Company, through the conduct of certain managerial employees and others, caused the City to significantly overpay for the CityTime system. If the Company complies with the terms of the deferred prosecution agreement, the U.S Attorney will dismiss the criminal count at the end of a three-year period. In August 2012, the Company entered into an administrative agreement with the U.S. Army, on behalf of all agencies of the U.S. Government that confirms the Company’s continuing eligibility to enter into and perform contracts with all agencies of the U.S. Government following the CityTime settlement. The Army has determined that the U.S. Government will have adequate assurances under the terms of the administrative agreement that initiation of suspension or debarment is not necessary to protect the U.S. Government’s interests following the CityTime settlement. Under the terms of the administrative agreement, the Company has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the U.S. Army. The administrative agreement will continue in effect for five years, provided that the Company may request earlier termination after three years.

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

The complaints in the seven lawsuits vary in their allegations and causes of action against the Company and include allegations of negligence, breach of contract, breach of implied-in-fact contract, invasion of privacy by public disclosure of private facts and statutory violations of the Texas Deceptive Trade Practices Act, the California Confidentiality of Medical Information Act, California data breach notification requirements, the California Unfair Competition Law, the Fair Credit Reporting Act and the Privacy Act of 1974. The complaints seek monetary relief, including unspecified actual damages, punitive damages, statutory damages of $1,000 for each class member and attorney’s fees, as well as injunctive and declaratory relief. The Company filed a motion with the Judicial Panel for Multidistrict Litigation (JPML) to transfer the seven pending cases, plus a related case, to a single court for consolidated or coordinated pretrial proceedings. In June 2012, the JPML granted that motion and transferred the related actions to the U.S. District Court for the District of Columbia, where they have since been consolidated for pretrial purposes.

The Company intends to vigorously defend itself against the claims made in the class action lawsuits. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of July 31, 2012, the Company has recorded a loss provision of $10 million related to these lawsuits, representing the low end of the Company’s estimated gross loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a loss would not exceed the Company’s insurance coverage. As these lawsuits progress, many factors will affect the amount of the ultimate loss resulting from these claims being brought against the Company, including the outcome of any motions to dismiss, the results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.

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

Derivative and Securities Litigation

Between February and April 2012, six stockholder derivative lawsuits were filed, each purportedly on the Company’s behalf. One case has been withdrawn; one case, captioned Martin v. Havenstein et al., is pending in New York Supreme Court, New York County; and four cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Derivative Litigation. Each complaint asserts claims against the Company’s directors and against varying groups of the Company’s current and former officers, including two former chief executive officers, the chief financial officer, the former manager of the CityTime program, and the former chief systems engineer of the CityTime program. The complaints claim that the defendants breached their fiduciary duties to the Company with respect to the CityTime contract for various reasons, including failure to supervise the adequacy of the Company’s internal controls, allowing the Company to issue misleading financial statements, and failure to exercise their oversight responsibilities to ensure that the Company complied with applicable laws, rules and regulations. Some of the complaints further claim that the defendants are liable to the Company under theories of gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets, and/or violation of Section 14(a) of the Securities Exchange Act. The Company currently intends to file a motion to dismiss each of these complaints because the respective plaintiffs did not serve a pre-suit demand before filing the derivative complaints. The Company has also received two stockholder demand letters related to CityTime (one of which is also related to TRICARE), which an independent committee of the Company’s board of directors is currently reviewing.

Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated complaint names as defendants the Company, its chief financial officer, two former chief executive officers, a former group president, and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of SAIC’s common stock from April 11, 2007 through September 1, 2011. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income, and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying SAIC’s stock at an inflated price. The Company intends to vigorously defend against these claims.

The Company currently believes that a loss relating to the above-described stockholder matters is reasonably possible, but the Company cannot reasonably estimate the range of loss in light of the fact that these matters are in their early stages.

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

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for approximately $17 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $85 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $23 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds and a supplementary answer asserting set-off claims against amounts sought by the Company. The arbitration hearing was held in May 2012, and the Company filed a final brief in July 2012. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the six months ended July 31, 2012 and 2011. As of July 31, 2012, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

As of July 31, 2012, the Company has $14 million of receivables relating to value added tax (VAT) that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $31 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of July 31, 2012, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of amounts drawn by the Customer in fiscal 2011 on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $21 million as of July 31, 2012, of which $18 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of July 31, 2012 based on its assessment of the likely outcome of this matter.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 11—Other Commitments and Contingencies:

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser or DS&S for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation. The Company had deferred the potential gain on this sale pending resolution of the government investigation involving DS&S. During the fiscal quarter ended July 31, 2012, the Company recorded a gain of $4 million in other income, net and agreed to pay DS&S $4 million in satisfaction of its indemnification obligation relating to the investigation matter.

Variable Interest Entity (VIE)

In fiscal 2012, the Company entered into a fixed price agreement to provide engineering, procurement, and construction services to a special purpose limited liability company for a specific renewable energy project. The Company analyzed this

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

arrangement and determined the entity is a VIE. However, this VIE was not consolidated by the Company because the Company is not the primary beneficiary. The project is partially financed by the Company’s provision of extended payment terms in the amount of $100 million for certain of its services performed on the project. The arrangement also contemplates monetary penalties and project guarantees if the Company does not meet certain completion deadlines. The Company expects to bill a total of $216 million to complete the project. At July 31, 2012, the Company had a receivable of $16 million due from this VIE.

Government Investigations and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, repayments or compensatory damages and suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts.

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

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2005 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of July 31, 2012, the Company has recorded a liability of $35 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.

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

During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $103 million of the Company’s unrecognized tax benefits including a negligible amount of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. As of July 31, 2012, the Company had liabilities for uncertain tax positions of $132 million, $29 million of which were classified as other long-term liabilities in the consolidated balance sheet.

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

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit of $102 million as of July 31, 2012, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $377 million, principally related to performance and payment bonds on the Company’s contracts.

Other

The Army Brigade Combat Team Modernization Engineering, Manufacturing and Development program was terminated for convenience by the DoD effective September 30, 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until the contract negotiations are completed. The Company has recognized revenues of approximately $480 million, including estimated fee, from October 2009 through July 31, 2012 under the undefinitized change order. The actual fee payable to the Company on this program is dependent on the outcome of the change order negotiations and may differ from amounts previously recognized.

Note 12—Subsequent Event:

On August 30, 2012, the Company announced that its Board of Directors has authorized management to pursue a plan to separate into two independent, publicly traded companies. The proposed separation is intended to take the form of a tax-free spin-off to the Company’s shareholders of 100% of the shares of a newly formed company focused on government technology and enterprise information technology services. The spin-off is expected to occur in the latter half of calendar year 2013, subject to final approval of the Board of Directors and certain customary conditions, including a ruling from the IRS as to the tax-free nature of the transaction. Although the Company expects that the separation of its businesses will be consummated, there can be no assurance that a separation will ultimately occur.

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

The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets, spending and the impact of competition, our intent to create two independent public companies and our expectation that it will be a tax-free spin-off. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

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

Our business is focused on using deep domain knowledge to solve problems of vital importance to the nation and the world in the areas of national security, energy and the environment, critical infrastructure and health. We are focusing our investments in our strategic growth areas including: intelligence, surveillance and reconnaissance; cybersecurity; logistics, readiness and sustainment; energy and environment; and health information technology. Our significant long-term management initiatives include:

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

Key financial highlights and events, including progress against management’s initiatives, during the three months ended July 31, 2012 include:

•

Revenues for the three months ended July 31, 2012 increased 10% over the same period in the prior year, reflecting internal revenue growth (as defined in “Non-GAAP Financial Measures”) of 8%. Internal revenue growth was driven primarily by increased activity in our Defense Solutions and Intelligence and Cybersecurity Solutions segments partially offset by a decline in our Health, Energy and Civil Solutions segment.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

•

Operating income decreased $18 million to $191 million (6.7% as a percentage of revenues) for the three months ended July 31, 2012 from $209 million (8.1% as a percentage of revenues) for the same period in the prior year. The decrease in operating margin is primarily due to an $18 million net unfavorable change in contract estimates and increased indirect spending ($24 million), including charges associated with the corporate relocation and the strategic review leading to the announced spin-off discussed below ($11 million) and bid and proposal costs partially offset by fees on increased revenues.

•

Income from continuing operations for the three months ended July 31, 2012 decreased $2 million, or 2%, as compared to the same period in the prior year due to decreased operating income of $18 million offset by a decrease in net non-operating expenses and a lower effective tax rate.

•	Diluted earnings per share (EPS) from continuing operations for the three months ended July 31, 2012 remained consistent as compared to the same period in the prior year.

•

Cash and cash equivalents decreased $411 million during the three months ended July 31, 2012 primarily due to repayment of $550 million of notes upon maturity and dividend payments of $42 million partially offset by cash generated from operations of $200 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $2.2 billion for the three months ended July 31, 2012. Total backlog was $16.7 billion at July 31, 2012 as compared to $17.4 billion at April 30, 2012.

Announced Spin-Off

On August 30, 2012, we announced that our Board of Directors has authorized management to pursue a plan to separate into two independent, publicly traded companies: (i) a company focused on government technology and enterprise information technology services; and (ii) a company focused on delivering science and technology solutions primarily in the areas of national security, engineering and health.

The proposed separation is intended to take the form of a tax-free spin-off of the government technology and enterprise information technology services business. The spin-off is expected to occur in the latter half of calendar year 2013, subject to final approval of the Board of Directors and certain other conditions. The spin-off is not expected to require a vote of the stockholders of SAIC.

Management is continuing to develop detailed plans on capital structure, management, governance and other significant matters. In addition, the completion of any separation transaction will be subject to certain customary conditions, including implementation of intercompany agreements, filing of required documents with the U.S. Securities and Exchange Commission and receipt of an opinion from tax counsel and a ruling from the Internal Revenue Service as to the tax-free nature of such a transaction. Although we expect that the separation of our businesses, if consummated, would be completed in the latter half of calendar year 2013, there can be no assurance that a separation will ultimately occur. See “Part II, Item 1A—Risk Factors” for certain risk factors relating to the proposed spin-off transaction.

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

While we believe that national security, including defense, homeland security, and intelligence spending will continue to be a priority, the U.S. Government deficit and budget situation has created increasing pressure to examine and reduce spending in these areas. In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over the next 10 years. The Budget Control Act of 2011 also established a joint bipartisan committee of Congress responsible to recommend at least $1.2 trillion in additional savings by November 2011. The joint committee did not meet the deadline for proposing recommended legislation. Unless the Budget Control Act of 2011 is amended, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over nine years will be triggered. Assuming approximately $200 billion in reduced debt-service costs, these discretionary spending cuts are expected to be evenly split between defense and non-defense areas, reducing spending for each area by approximately $500 billion over a nine-year period, beginning in the government fiscal year ending September 30, 2013 (GFY13). In early August 2012, the President signed the Sequestration Transparency Act of 2012, under which, within 30 calendar days of its enactment, the President is to provide to Congress a detailed report on how sequestration would be implemented, including

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

information about specific reductions and any exemptions. We continue to evaluate the potential impact of possible sequestration on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could adversely impact our future revenues and growth prospects in those markets.

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

A GFY13 budget has not been approved by Congress. As a result, Congressional leaders have announced a six-month continuing resolution, which is expected to be enacted to fund the U.S. Government through March 31, 2013. While the continuing resolution would avert a government shutdown and remove GFY13 funding as a major issue to be solved during the upcoming lame duck Congress, it would also contain standard restrictions, including no new program starts and no program increases beyond current service levels that may limit our ability to grow our business.

Competition for contracts with the U.S. Government continues to be intense. The U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various services or products at established general terms and conditions. Such processes include purchasing services and solutions using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles. This trend has served to increase competition for U.S. Government contracts. For more information on these risks and uncertainties, see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as updated through subsequent quarterly reports on Form 10-Q.

Reportable Segments

Our business is aligned into four reportable segments: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; and Corporate and Other. For additional information regarding our reportable segments, see Note 9 of the combined notes to the condensed consolidated financial statements for the three and six months ended July 31, 2012 contained in this Quarterly Report on Form 10-Q, and “Business” in Part I and Note 15 of the combined notes to consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $2.2 billion and $4.3 billion during the three and six months ended July 31, 2012, respectively. Net bookings represent the estimated amount of revenues to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed and excludes contract awards which have been protested by competitors. We segregate our backlog into two categories as follows:

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The estimated value of our total backlog as of the dates presented was as follows:

	July 31, 2012	April 30, 2012	January 31, 2012
	(in millions)
Defense Solutions:
Funded backlog	$2,013	$2,026	$2,143
Negotiated unfunded backlog	4,309	4,605	4,961
Total Defense Solutions backlog	$6,322	$6,631	$7,104
Health, Energy and Civil Solutions:
Funded backlog	$1,888	$1,940	$2,077
Negotiated unfunded backlog	2,978	3,154	3,336
Total Health, Energy and Civil Solutions backlog	$4,866	$5,094	$5,413
Intelligence and Cybersecurity Solutions:
Funded backlog	$1,615	$1,752	$1,317
Negotiated unfunded backlog	3,867	3,880	4,169
Total Intelligence and Cybersecurity Solutions backlog	$5,482	$5,632	$5,486
Total:
Funded backlog	$5,516	$5,718	$5,537
Negotiated unfunded backlog	11,154	11,639	12,466
Total backlog	$16,670	$17,357	$18,003

Total backlog fluctuates from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. Contract awards continue to be negatively impacted by on-going industry-wide delays in procurement decisions, which have resulted in an increase in the value of our submitted proposals awaiting decision. Backlog may also be negatively impacted by possible sequestration by the U.S. Government as discussed in “Business Environment and Trends” in this Quarterly Report on Form 10-Q.

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

	Six Months Ended July 31
	2012	2011
Cost-reimbursement	42%	43%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	29	30
Firm-fixed price (FFP)	29	27
Total	100%	100%

The increase in the percentage of revenues generated from FFP contracts during the six months ended July 31, 2012 as compared to the same period of the prior year was primarily due to increased revenues from increased deliveries under certain logistics, readiness and sustainment contracts, increased design and construction services and increased activity on a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

	Three Months Ended July 31			Six Months Ended July 31
	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Labor-related revenues	$1,513	—%	$1,517	$3,023	(1)%	$3,059
As a percentage of revenues	53%		58%	54%		58%
M&S revenues	1,335	24	1,079	2,607	17	2,225
As a percentage of revenues	47%		42%	46%		42%

In recent years, there have been increases in the relative proportion of M&S revenues as compared to labor-related revenues primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with DoD customers.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended July 31			Six Months Ended July 31
	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Revenues	$2,848	10%	$2,596	$5,630	7%	$5,284
Cost of revenues	2,504	11	2,258	4,952	7	4,615
Selling, general and administrative expenses (SG&A):
General and administrative (G&A)	82	21	68	151	28	118
Bid and proposal (B&P)	53	33	40	96	26	76
Internal research and development (IR&D)	18	(14)	21	32	(11)	36

Operating income	191	(9)	209	399	(9)	439
Operating income margin	6.7%		8.1%	7.1%		8.3%
Non-operating expense, net	(18)		(27)	(43)		(50)

Income from continuing operations before income taxes	173	(5)	182	356	(8)	389
Provision for income taxes	(63)	(10)	(70)	(129)	(12)	(147)

Income from continuing operations	110	(2)	112	227	(6)	242
Income from discontinued operations, net of tax	—		66	—		67

Net income	$110	(38)	$178	$227	(27)	$309

We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards.

Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates decreased operating income by $3 million ($0.01 per diluted share) for the three months ended July 31, 2012 and increased operating income by $1 million ($0.00 per diluted share) for the six months ended July 31, 2012 and increased operating income by $15 million ($0.03 per diluted share) and $27 million ($0.05 per diluted share) for the three and six months ended July 31, 2011, respectively.

Reportable Segment Results. Effective February 1, 2012, certain operations were transferred between the Company’s reportable segments. Prior year amounts have been adjusted for consistency with the current year’s presentation.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes changes in Defense Solutions revenues and operating income for the periods presented:

	Three Months Ended July 31			Six Months Ended July 31
Defense Solutions	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Revenues	$1,240	14%	$1,085	$2,414	9%	$2,222
Operating income	92	5	88	193	8	178
Operating income margin	7.4%		8.1%	8.0%		8.0%

Defense Solutions revenues increased by $155 million, or 14%, all of which was internal revenue growth, for the three months ended July 31, 2012 as compared to the same period in the prior year. Internal revenue growth was attributable to increased activity on a number of programs, including a systems and software development program for the U.S. Army ($47 million), a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($38 million), a systems integration and logistics program for tactical and mine resistant ambush protected vehicles ($23 million), and an IT infrastructure support services program for an agency of the DoD ($19 million) as well as the ramp up of a prime contract with the Defense Logistics Agency to provide supply chain management of military land and aircraft tires ($36 million). There was also one additional business day as compared to the same period in the prior year ($19 million). These increases were partially offset by reduced revenue from the U.S. Army Brigade Combat Team Modernization (BCTM) contract as a result of the program’s termination during the third quarter of fiscal 2012 ($57 million).

Defense Solutions revenues increased by $192 million, or 9%, all of which was internal revenue growth, for the six months ended July 31, 2012 as compared to the same period in the prior year. Internal revenue growth was attributable to increased activity on a number of programs, including a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($80 million), a systems and software development program for the U.S. Army ($69 million), a systems integration and logistics program for tactical and mine resistant ambush protected vehicles ($58 million) as well as the ramp up of a new prime contract with the Defense Logistics Agency to provide supply chain management of military land and aircraft tires ($60 million) and one additional business day as compared to the same period in the prior year ($19 million). These increases were partially offset by reduced revenue from the U.S. Army Brigade Combat Team Modernization contract as a result of the program’s termination during the third quarter of fiscal 2012 ($110 million).

Defense Solutions operating income increased $4 million, or 5%, for the three months ended July 31, 2012 as compared to the same period in the prior year. This increase was primarily due to fees on increased revenues ($13 million) partially offset by an unfavorable change in contract estimates arising from the ongoing contract negotiations on the BCTM contract ($6 million) and increased B&P spending.

Defense Solutions operating income increased $15 million, or 8%, for the six months ended July 31, 2012 as compared to the same period in the prior year. This increase was primarily due to fees on increased revenues ($15 million) partially offset by increased B&P spending.

The following table summarizes changes in Health, Energy and Civil Solutions revenues and operating income for the periods presented:

	Three Months Ended July 31			Six Months Ended July 31
Health, Energy and Civil Solutions	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Revenues	$692	5%	$656	$1,370	4%	$1,313
Operating income	53	(12)	60	100	(12)	114
Operating income margin	7.7%		9.1%	7.3%		8.7%

Health, Energy and Civil Solutions revenues increased $36 million, or 5%, for the three months ended July 31, 2012 as compared to the same period in the prior year primarily due to the August 2011 acquisition of Vitalize Consulting Solutions, Inc. Internal revenue contracted 1% reflecting declines in various federal civilian programs ($14 million) and program completions with federal health information technology customers, particularly with U.S. DoD military health system customers ($19 million). These declines were partially offset by an increase in healthcare IT consulting services with commercial clients ($16 million) and one additional business day as compared to the same period in the prior year ($11 million).

Health, Energy and Civil Solutions revenues increased $57 million, or 4%, for the six months ended July 31, 2012 as compared to the same period in the prior year primarily due to the August 2011 acquisition of Vitalize Consulting Solutions, Inc. Internal revenue contracted 2% reflecting declines in various federal civilian programs ($42 million) and program

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

completions with federal health information technology customers, particularly with U.S. DoD military health system customers ($44 million). These declines were partially offset by increases in healthcare IT consulting services with commercial clients ($28 million), higher volume in our non-intrusive inspection systems business ($20 million) and increased design-build volume related to various power plant construction projects ($7 million). There was also one additional business day as compared to the same period in the prior year ($11 million).

Health, Energy and Civil Solutions operating income decreased $7 million, or 12%, for the three months ended July 31, 2012 as compared to the same period in the prior year. The decline in operating income was primarily due to a net unfavorable change in contract estimates ($5 million) primarily related to certain energy and construction projects compared to a net positive change in contract estimates ($7 million) in the prior year period. Additionally, a charge ($3 million) was recorded in the quarter related to the exit and sublease of an underutilized production and office facility associated with a prior year acquisition in our non-intrusive inspection system business. These decreases were partially offset by reduced research and development expense resulting from the advancement through the product development lifecycle of new non-intrusive inspection system offerings.

Health, Energy and Civil Solutions operating income decreased $14 million, or 12%, for the six months ended July 31, 2012 as compared to the same period in the prior year. The decline in operating income was primarily due to a net unfavorable change in contract estimates ($9 million) primarily related to certain energy and construction projects compared to a net positive change in contract estimates ($8 million) in the prior year period. This decrease was partially offset by reduced research and development expense resulting from the advancement through the product development lifecycle of new non-intrusive inspection system offerings.

The following table summarizes changes in Intelligence and Cybersecurity Solutions revenues and operating income for the periods presented:

	Three Months Ended July 31			Six Months Ended July 31
Intelligence and Cybersecurity Solutions	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Revenues	$919	8%	$854	$1,849	6%	$1,750
Operating income	69	(9)	76	135	(17)	162
Operating income margin	7.5%		8.9%	7.3%		9.3%

Intelligence and Cybersecurity Solutions revenues increased $65 million, or 8%, all of which was internal revenue growth, for the three months ended July 31, 2012 as compared to the same period in the prior year. Internal revenue growth was primarily attributable to increased activity on two airborne surveillance programs ($25 million), a new intelligence gathering and analysis solution program ($11 million), as well as one additional business day as compared to the same period in the prior year ($14 million).

Intelligence and Cybersecurity Solutions revenues increased $99 million, or 6%, all of which was internal revenue growth, for the six months ended July 31, 2012 as compared to the same period in the prior year. Internal revenue growth was primarily attributable to increased activity on two airborne surveillance programs ($60 million), a new intelligence systems integration program for the U.S. Army ($22 million), a new intelligence and analysis solution program ($17 million), as well as one additional business day as compared to the same period in the prior year ($14 million).

Intelligence and Cybersecurity Solutions operating income decreased $7 million, or 9%, for the three months ended July 31, 2012 as compared to the same period in the prior year. The decrease in operating income was primarily attributable to relatively higher levels of indirect spending, including the timing of B&P and IR&D spending and a decline in sales of higher-margin proprietary products ($4 million). The level of B&P activity fluctuates from period to period depending on the nature and timing of bidding opportunities. These decreases were partially offset by fees on increased revenues ($6 million).

Intelligence and Cybersecurity Solutions operating income decreased $27 million, or 17%, for the six months ended July 31, 2012 as compared to the same period in the prior year. The decrease in operating income was primarily attributable to relatively higher levels of indirect spending, including the timing of B&P and IR&D spending, a reduction in net positive changes in contract estimates ($5 million) and a decline in sales of our higher-margin proprietary products ($8 million). The level of B&P activity fluctuates from period to period depending on the nature and timing of bidding opportunities. These decreases were partially offset by fees on increased revenues ($9 million).

The following table summarizes changes in Corporate and Other revenues and operating loss for the periods presented:

	Three Months Ended July 31		Six Months Ended July 31
Corporate and Other	2012	2011	2012	2011
	(dollars in millions)
Revenues	$—	$1	$—	$1
Operating loss	$(23)	$(15)	$(29)	$(15)

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Corporate and Other operating loss for the three and six months ended July 31, 2012 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss increased by $8 million and $14 million for the three and six months ended July 31, 2012 as compared to the same periods of the prior year primarily due to relocation and severance charges for the transition of corporate functions to our McLean, Virginia headquarters and other locations ($9 million) and costs associated with the strategic review leading to the announced spin-off described in “Announced Spin-off” ($2 million). Corporate and Other operating loss for the three and six months ended July 31, 2011 also included gains on the sale of real estate of $21 million and $27 million, respectively, offset by charges related to the proposed settlement of a litigation matter of $22 million and other recurring items.

Interest Expense. Interest expense for the three and six months ended July 31, 2012 decreased $4 million and $3 million, respectively, as compared to the same periods of the prior year primarily due to the payment of $550 million on July 2, 2012 to settle the 6.25% notes at maturity.

Interest expense for Science Applications decreased $6 million for the three months ended July 31, 2012 as compared to the same period of the prior year, reflecting a $2 million decrease in interest on its note with SAIC and a $4 million decrease in interest on third-party debt, which was primarily due to the payment of the $550 million notes discussed above. Interest expense for Science Applications decreased $7 million for the six months ended July 31, 2012 as compared to the same period of the prior year, reflecting a $4 million decrease in interest on its note with SAIC and a $3 million decrease in interest on third-party debt. Interest expense related to Science Application’s note with SAIC may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 36.4% and 38.5% for the three months ended July 31, 2012 and 2011, respectively. The decrease in the provision for income taxes as a percentage of income from continuing operations was primarily attributable to the tax deductibility of quarterly dividends paid on shares held by the SAIC Retirement Plan (an employee stock ownership plan) and the estimated non-deductible amount of a legal settlement recorded in the prior year quarter, partially offset by a decrease in the domestic manufacturer’s deduction and expiration of the federal research and development tax credit on December 31, 2011.

The provision for income taxes as a percentage of income from continuing operations before income taxes was 36.2% and 37.8% for the six months ended July 31, 2012 and 2011, respectively. The decrease in the provision for income taxes as a percentage of income from continuing operations was primarily attributable to a change in the estimated deductible amount of a prior year legal settlement and the tax deductibility of quarterly dividends paid on shares held by the SAIC Retirement Plan (an employee stock ownership plan), partially offset by a decrease in the domestic manufacturer’s deduction and expiration of the federal research and development tax credit on December 31, 2011.

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

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations of $0.32 per share for the three months ended July 31, 2012 remained consistent as compared to the same period in the prior year primarily due to a decrease in income from continuing operations of 2% partially offset by a 6 million, or 2%, decline in the diluted weighted average number of shares outstanding due to stock repurchases in previous quarters of the past year. Diluted EPS from continuing operations decreased $0.01 per share to $0.67 per share for the six months ended July 31, 2012 as compared to the same period in the prior year primarily due to a decrease in income from continuing operations of 6% partially offset by an 11 million, or 3%, decline in the diluted weighted average number of shares outstanding due to stock repurchases in previous quarters of the past year.

Discontinued Operations. In June 2011, in order to better align our business portfolio with our strategy, we sold certain components of our business, which were historically included in the Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies. In fiscal 2012, we received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million related to this sale. Under terms of the definitive agreement, we retained the assets and obligations of our defined benefit pension plan in the United Kingdom. We have classified the operating results of these business components, including pension expense through the date of sale, as discontinued operations. Following the asset sale, as a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets, are recorded in continuing operations.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The pre-sale operating results of this discontinued operation were as follows:

Six Months Ended July 31 2011
(in millions)
Revenues	$69
Costs and expenses:
Cost of revenues	54
Selling, general and administrative expenses	8
Operating income	$7

Income from discontinued operations also includes other activity that is immaterial and not reflected in the amounts above.

Subsequent to July 31, 2012, we committed to a plan to sell a component of the business, which is included in the Health, Energy and Civil Solutions segment, primarily focused on providing operational test and evaluation services. This component of the business will be reflected as a discontinued operation beginning in the third fiscal quarter ending October 31, 2012.

Net Income. Net income decreased $68 million, or 38%, and $82 million, or 27%, for the three and six months ended July 30, 2012, respectively, as compared to the same periods in the prior year. The decreases in net income for the three and six months ended July 31, 2012 as compared to the same periods in the prior year are primarily due to a decrease in income from discontinued operations and a decrease in income from continuing operations.

Net income for Science Applications decreased $68 million, or 38%, and $81 million, or 26%, for the three and six months ended July 30, 2012, respectively, as compared to the same periods in the prior year for the reasons described above.

Diluted EPS. Diluted EPS decreased $0.18 per share to $0.32 per share and $0.20 per share to $0.67 per share for the three and six months ended July 31, 2012, respectively, as compared to the same periods in the prior year primarily due to the decreases in income from discontinued operations for each period in addition to the reasons discussed above for diluted EPS from continuing operations.

Liquidity and Capital Resources

We had $756 million in cash and cash equivalents at July 31, 2012, which were primarily comprised of cash held in insured bank deposits and investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in fiscal 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, expenses related to the proposed spin-off of our technical services business, capital expenditures, acquisitions of businesses, stock repurchases and dividends. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $756 million and $1.592 billion at July 31, 2012 and January 31, 2012, respectively. The following table summarizes cash flow information for the periods presented:

	Six Months Ended July 31
	2012	2011
	(in millions)
Total cash flows provided by (used in) operating activities of continuing operations	$(161)	$210
Total cash flows provided by (used in) investing activities of continuing operations	(30)	19
Total cash flows used in financing activities of continuing operations	(645)	(407)
Increase in cash and cash equivalents from discontinued operations	—	146
Effect of foreign exchange rate changes on cash and cash equivalents	—	1
Total decrease in cash and cash equivalents	$(836)	$(31)

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Provided by (Used in) Operating Activities of Continuing Operations. Cash flows from operating activities of continuing operations decreased $371 million for the six months ended July 31, 2012 as compared to the same period in the prior year. Cash flows from operating activities of continuing operations were primarily impacted by a $500 million cash settlement payment related to the CityTime program described in Note 10 of the combined notes to the condensed consolidated financial statements partially offset by a reduction in the average time to collect receivables. Days sales outstanding were 63 days for the three months ended July 31, 2012 compared to 74 days for the same period in the prior year.

Any differences in cash flows from operating activities of continuing operations for Science Applications as compared to SAIC are primarily attributable to changes in interest payments made on the related party note.

Cash Provided by (Used in) Investing Activities of Continuing Operations. We used $30 million of cash in support of investing activities of continuing operations during the six months ended July 31, 2012, including $33 million to purchase property, plant and equipment. We generated $19 million of cash from investing activities of continuing operations during the six months ended July 31, 2011 including $78 million of proceeds from the sale of real estate, partially offset by $26 million to acquire a business and $30 million to purchase property, plant and equipment.

Cash Used in Financing Activities of Continuing Operations. We used $645 million of cash in support of financing activities of continuing operations during the six months ended July 31, 2012, including $550 million to settle notes payable at maturity on July 2, 2012, payment of dividends of $83 million and $20 million to repurchase shares of our stock related to employee benefit compensation plans. We used $407 million of cash in support of financing activities of continuing operations during the six months ended July 31, 2011, including $417 million to repurchase shares of our stock.

Science Applications used cash in financing activities of continuing operations of $845 million during the six months ended July 31, 2012, including $550 million to settle notes payable at maturity on July 2, 2012, repayments on the related party note with SAIC of $324 million partially offset by proceeds from the related party note with SAIC of $32 million. Science Applications used cash from financing activities of continuing operations of $406 million during the six months ended July 31, 2011, including repayments on the related party note with SAIC of $868 million partially offset by proceeds from the related party note with SAIC of $466 million.

Cash Flows from Discontinued Operations. Cash flows from discontinued operations were $146 million for the six months ended July 31, 2011, which included proceeds of $169 million from the sale of certain components of the business.

Stock Repurchase Program

In March 2012, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of SAIC common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third-parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	July 31, 2012	January 31, 2012
	(in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	—	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2018	0-2.5%	Various	7	9
Total notes payable and long-term debt			1,300	1,852
Less current portion			3	553
Total notes payable and long-term debt, net of current portion			$1,297	$1,299
Fair value of notes payable and long-term debt			$1,475	$2,011

We paid $550 million to settle the 6.25% notes at maturity on July 2, 2012.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of July 31, 2012.

Credit Facility. SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate through March 2016. As of July 31, 2012 and January 31, 2012, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility contains financial covenants and customary restrictive covenants. We were in compliance with all covenants under the revolving credit facility as of July 31, 2012. A failure to meet the financial covenants in the future would reduce and could eliminate our borrowing capacity under the revolving credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts and surety bonds outstanding principally related to performance and payment bonds as described in Note 11 of the combined notes to the condensed consolidated financial statements for the three and six months ended July 31, 2012 contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. We have also entered into an agreement with a variable interest entity (VIE) in connection with a renewable energy project as described in Note 11 of the combined notes to the condensed consolidated financial statements for the three and six months ended July 31, 2012 contained within this Quarterly Report on Form 10-Q.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 10 and 11 of the combined notes to the condensed consolidated financial statements for the three and six months ended July 31, 2012 contained within this Quarterly Report on Form 10-Q.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the six months ended July 31, 2012.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we refer to internal revenue growth (contraction) percentage, which is a non-GAAP financial measure that we reconcile to the most directly comparable GAAP financial measure. We calculate our internal revenue growth (contraction) percentage by comparing our reported revenues for the current year period to the revenues for the prior year period adjusted to include the actual revenues of acquired businesses for the comparable prior year period before acquisition. This calculation has the effect of adding revenues for the acquired businesses for the comparable prior year period to our prior year period reported revenues.

We use internal revenue growth (contraction) percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. Our integration of acquired businesses allows our current management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of the combined enterprise post-acquisition is an important measurement. In addition, as a means of rewarding the successful integration and growth of acquired businesses, and not acquisitions themselves, incentive compensation for our executives and the broader employee population is based, in part, on achievement of revenue targets linked to internal revenue growth.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The limitation of this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure is that internal revenue growth (contraction) percentage is one of two components of the total revenue growth (contraction) percentage, which is the most directly comparable GAAP financial measure. We address this limitation by presenting the total revenue growth (contraction) percentage next to or near disclosures of internal revenue growth (contraction) percentage. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth (contraction) percentage is not necessarily comparable to similarly titled financial measures presented by other companies. Internal revenue growth (contraction) percentages for the three and six months ended July 31, 2012 were calculated as follows:

	Three Months Ended July 31, 2012	Six Months Ended July 31, 2012
	(dollars in millions)
Defense Solutions:
Prior year period’s revenues, as reported	$1,085	$2,222
Revenues of acquired businesses for the comparable prior year period	—	—
Prior year period’s revenues, as adjusted	$1,085	$2,222
Current year period’s revenues, as reported	1,240	2,414
Internal revenue growth	$155	$192
Internal revenue growth percentage	14%	9%

Health, Energy and Civil Solutions:
Prior year period’s revenues, as reported	$656	$1,313
Revenues of acquired businesses for the comparable prior year period	40	81
Prior year period’s revenues, as adjusted	$696	$1,394
Current year period’s revenues, as reported	692	1,370
Internal revenue contraction	$(4)	$(24)
Internal revenue contraction percentage	(1)%	(2)%

Intelligence and Cybersecurity Solutions:
Prior year period’s revenues, as reported	$854	$1,750
Revenues of acquired businesses for the comparable prior year period	—	—
Prior year period’s revenues, as adjusted	$854	$1,750
Current year period’s revenues, as reported	919	1,849
Internal revenue growth	$65	$99
Internal revenue growth percentage	8%	6%

Total*:
Prior year period’s revenues, as reported	$2,596	$5,284
Revenues of acquired businesses for the comparable prior year period	40	81
Prior year period’s revenues, as adjusted	$2,636	$5,365
Current year period’s revenues, as reported	2,848	5,630
Internal revenue growth	$212	$265
Internal revenue growth percentage	8%	5%

*	Total revenues include amounts related to Corporate and Other and intersegment eliminations.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Effects of Inflation

Approximately 40%-50% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both increased commensurate with inflation. As a result, net income as a percentage of total revenues has not been significantly impacted by inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended July 31, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2012, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our President and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of SAIC’s and Science Applications’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of July 31, 2012, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 10 of the combined notes to condensed consolidated financial statements for the three and six months ended July 31, 2012 contained within this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors.

Except for the risk factors described below, there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012:

A decline in the U.S. Government defense budget, changes in spending or budgetary priorities or delays in contract awards may adversely affect our future revenues and limit our growth prospects.

Revenues under contracts with the DoD, either as a prime contractor or subcontractor to other contractors, represented approximately 75% of our total revenues in fiscal 2012. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, including the Budget Control Act of 2011, designed to reduce overall levels of government spending, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. In addition, unless the Budget Control Act of 2011 is amended, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years will be triggered beginning in the U.S. Government fiscal year ending September 30, 2013. These spending cuts are expected to further reduce DoD and homeland security spending, as well as other federal agency spending. In early August 2012, the President signed the Sequestration Transparency Act of 2012, under which, within 30 calendar days of its enactment, the President is to provide to Congress a detailed report on how sequestration would be implemented, including information about specific reductions and any exemptions. In light of the current uncertainty regarding how the cuts will be implemented if sequestration goes into effect, we are not able to predict the impact of sequestration on our company or our financial results. However, we expect that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts and programs and could adversely impact our operations and financial results.

The U.S. Government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract or task order awards for defense-related programs, including programs from which we expect to derive a significant portion of our future revenues. In addition, changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our failure to comply with the terms of our deferred prosecution agreement or our administrative agreement would have a material adverse effect on our business and future prospects.

In connection with the resolution of certain investigations related to our CityTime contract, we entered into a three year deferred prosecution agreement with the U.S. Attorney's Office for the Southern District of New York. We also recently entered into a five year administrative agreement with the Army on behalf of the U.S. Government in order to confirm our continuing eligibility to enter into and perform contracts with the U.S. Government. Our compliance with the terms and conditions of both the deferred prosecution agreement and the administrative agreement, including the appointment of an independent monitor, will require significant resources and management involvement. If we fail to comply with the deferred prosecution agreement, including its ongoing legal and regulatory compliance obligations, the U.S. Attorney's Office may extend the term of the deferred prosecution agreement or independent monitor or we could face criminal prosecution, additional damages and penalties. If we fail to comply with the administrative agreement, the Army may extend the term of the administrative agreement or initiate suspension or debarment proceedings against us. In addition, we may suffer reputational harm as a result of the CityTime investigations, the terms of the settlement, the deferred prosecution agreement or the administrative agreement may also damage our reputation, which could make it more difficult to compete effectively and may adversely affect our future revenues and growth prospects. In addition, we continue to be subject to risks in connection with government reviews and investigations and other legal disputes unrelated to the CityTime matter, which may subject us to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. See “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as updated periodically through our subsequent quarterly reports on Form 10-Q.

We recently announced that we are pursuing a plan to potentially spin-off our technical services business into a new, independent publicly traded company. This transaction will likely require significant time and attention of our management and we may not be able to complete the transaction or, if completed, realize the anticipated benefits.

In August 2012, we announced a plan to separate into two independent companies through a spin-off of our technical services business. Completion of the transaction will be contingent upon the approval of our Board of Directors, our receipt of a ruling from the Internal Revenue Service (IRS) and an opinion of counsel that the spin-off will be tax-free to us and our stockholders, the effectiveness of a Registration Statement on Form 10 and other conditions. Additionally, our ability to complete the spin-off in a timely manner, if at all, could be affected by several factors, including but not limited to:

•	our ability to obtain any necessary financing for the newly-created entity on acceptable terms;

•	our ability to obtain any necessary consents or approvals;

•	changes in governmental regulations;

•	changes in the underlying businesses, contracts, or customers; and

•	political and economic conditions at the time of the transaction.

For these and other reasons, we may not be able to complete the spin-off within the expected time frame or at all. Even if completed, we may not realize the anticipated benefits from the spin-off. Moreover, executing the proposed spin-off will likely require significant time and attention from management, which could distract them from other tasks in operating our business and executing our other strategic initiatives.

The proposed spin-off of our technical services business could result in substantial tax liability to us and our stockholders.

Among the conditions to completing the spin-off will be our receipt of a private letter ruling from the IRS and an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions will qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made in the private letter ruling request or the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, then we will not be able to rely on the ruling or the opinion. Furthermore, the opinion will cover certain matters on which the IRS does not rule and that opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and such challenge could prevail.

If, notwithstanding receipt of the private letter ruling and opinion, the spin-off and certain related transactions are determined to be taxable, then we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who receives shares of the new company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of the new technical services company are deemed to be part of a plan or series of related transactions that include the spin-off. In this event, the resulting tax could be substantial. In connection with the spin-off, we expect to enter into a tax separation agreement with the technical services business, under which the technical services business will agree not to enter into any transaction without our consent that could cause any portion of the spin-off to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities may discourage, delay or prevent a change of control of us or of the technical services business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In March 2012, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of SAIC common stock (the 2012 Repurchase Program). Stock repurchases may be made on the open market or in privately negotiated transactions with third-parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

The following table presents repurchases of SAIC common stock during the quarter ended July 31, 2012:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2012 – May 31, 2012	4,758	$11.44	—	40,000,000
June 1, 2012 – June 30, 2012	70,271	12.04	—	40,000,000
July 1, 2012 – July 31, 2012	32,702	13.90	—	40,000,000

Total	107,731	12.58	—

(1)	Includes shares purchased as follows:

	May	June	July
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	4,758	70,271	32,702

(2)	We may repurchase up to 40 million shares of SAIC common stock under the 2012 Repurchase Program, which was publicly announced in March 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Restated Bylaws of SAIC, Inc. Incorporated by reference to Exhibit 3.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on June 20, 2012 with the SEC.

10.1	SAIC, Inc.’s 2006 Equity Incentive Plan (as amended and restated June 15, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 30, 2012

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

Date: August 30, 2012

Science Applications International Corporation

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Bylaws of SAIC, Inc. Incorporated by reference to Exhibit 3.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on June 20, 2012 with the SEC.

10.1	SAIC, Inc.’s 2006 Equity Incentive Plan (as amended and restated June 15, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.