Form 10-Q
period 2012-10-31
SCIENCE APPLICATIONS INTERNATIONAL CORP; SAIC, Inc.
filed 2012-12-06
CIK 353394, 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

SAIC, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Science Applications International Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SAIC, Inc.	Yes ☐ No ☒
Science Applications International Corporation	Yes ☐ No ☒

The number of shares issued and outstanding of each issuer’s classes of common stock as of November 16, 2012 was as follows:

SAIC, Inc.	341,871,438 shares of common stock ($.0001 par value per share)
Science Applications International Corporation	5,000 shares of common stock ($.01 par value per share) held by SAIC, Inc.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(in millions, except per share amounts)
Revenues	$2,870	$2,790	$8,462	$8,026
Costs and expenses:
Cost of revenues	2,509	2,477	7,429	7,051
Selling, general and administrative expenses	157	333	429	562
Separation transaction expenses	11	—	15	—
Operating income (loss)	193	(20)	589	413
Non-operating income (expense):
Interest income	2	2	6	3
Interest expense	(20)	(29)	(73)	(85)
Other income (expense), net	2	(2)	8	3
Income (loss) from continuing operations before income taxes	177	(49)	530	334
Provision for income taxes	(65)	(43)	(193)	(188)
Income (loss) from continuing operations	112	(92)	337	146
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	—	4	3	127
Provision for income taxes	—	(1)	(1)	(53)
Income from discontinued operations	—	3	2	74
Net income (loss)	$112	$(89)	$339	$220
Earnings per share (Note 2):
Basic:
Income (loss) from continuing operations	$.33	$(.28)	$.99	$.42
Income from discontinued operations	—	.01	.01	.21
	$.33	$(.27)	$1.00	$.63
Diluted:
Income (loss) from continuing operations	$.33	$(.28)	$.99	$.42
Income from discontinued operations	—	.01	.01	.21
	$.33	$(.27)	$1.00	$.63
Cash dividends paid per share	$.12	$—	$.36	$—

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(in millions)
Net income (loss)	$112	$(89)	$339	$220
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	(1)	7
Deferred taxes	—	—	1	(3)
Foreign currency translation adjustments, net of tax	—	—	—	4
Reclassification of realized loss on settled derivative instruments to net income	—	1	—	1
Deferred taxes	—	(1)	—	(1)
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	—	—
Pension liability adjustments	—	—	16	—
Deferred taxes	—	—	(6)	—
Pension liability adjustments, net of tax	—	—	10	—
Total other comprehensive income, net of tax	—	—	10	4
Comprehensive income (loss)	$112	$(89)	$349	$224

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2012	January 31, 2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$531	$1,592
Receivables, net	1,943	2,164
Inventory, prepaid expenses and other current assets	554	439
Assets of discontinued operations	34	36
Total current assets	3,062	4,231
Property, plant and equipment (less accumulated depreciation and amortization of $447 million and $424 million at October 31, 2012 and January 31, 2012, respectively)	319	348
Intangible assets, net	214	176
Goodwill	2,195	1,800
Deferred income taxes	—	37
Other assets	76	75
	$5,866	$6,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,291	$1,961
Accrued payroll and employee benefits	624	504
Income taxes payable	41	—
Notes payable and long-term debt, current portion	2	553
Liabilities of discontinued operations	8	7
Total current liabilities	1,966	3,025
Notes payable and long-term debt, net of current portion	1,297	1,299
Other long-term liabilities	148	162
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 342 million and 341 million shares issued and outstanding at October 31, 2012 and January 31, 2012, respectively	—	—
Additional paid-in capital	2,089	2,028
Retained earnings	367	164
Accumulated other comprehensive loss	(1)	(11)
Total stockholders’ equity	2,455	2,181
	$5,866	$6,667

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 31, 2012	341	$2,028	$164	$(11)	$2,181
Net income	—	—	339	—	339
Other comprehensive income, net of tax	—	—	—	10	10
Issuances of stock	2	19	—	—	19
Repurchases of stock	(1)	(10)	(11)	—	(21)
Quarterly cash dividends of $0.12 per share	—	—	(125)	—	(125)
Adjustments for income tax benefits from stock-based compensation	—	(15)	—	—	(15)
Stock-based compensation	—	67	—	—	67
Balance at October 31, 2012	342	$2,089	$367	$(1)	$2,455

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31
	2012	2011
	(in millions)
Cash flows from operating activities of continuing operations:
Net income	$339	$220
Income from discontinued operations	(2)	(74)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	85	86
Stock-based compensation	67	64
Impairment losses	2	19
Net gain on sales and disposals of assets	(7)	(32)
Other	3	—
Increase (decrease) in cash and cash equivalents, net of acquisitions and divestitures, resulting from changes in:
Receivables	271	(94)
Inventory, prepaid expenses and other current assets	(79)	38
Deferred income taxes	(4)	(11)
Other assets	(1)	(21)
Accounts payable and accrued liabilities	(697)	322
Accrued payroll and employee benefits	118	104
Income taxes payable	35	10
Other long-term liabilities	4	(4)
Total cash flows provided by operating activities of continuing operations	134	627
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(43)	(48)
Acquisitions of businesses, net of cash acquired of $9 million and $5 million in fiscal 2013 and 2012, respectively	(478)	(216)
Net receipts (payments) for purchase price adjustments related to prior year acquisitions	1	(4)
Proceeds from sale of assets	3	84
Other	—	(1)
Total cash flows used in investing activities of continuing operations	(517)	(185)
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(553)	(3)
Sales of stock and exercises of stock options	15	21
Repurchases of stock	(21)	(470)
Dividend payments	(124)	—
Other	—	(2)
Total cash flows used in financing activities of continuing operations	(683)	(454)
Decrease in cash and cash equivalents from continuing operations	(1,066)	(12)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	5	(61)
Cash provided by investing activities of discontinued operations	—	168
Increase in cash and cash equivalents from discontinued operations	5	107
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1
Total increase (decrease) in cash and cash equivalents	(1,061)	96
Cash and cash equivalents at beginning of period	1,592	1,367
Cash and cash equivalents at end of period	$531	$1,463

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(in millions)
Revenues	$2,870	$2,790	$8,462	$8,026
Costs and expenses:
Cost of revenues	2,509	2,477	7,429	7,051
Selling, general and administrative expenses	157	333	429	562
Separation transaction expenses	11	—	15	—
Operating income (loss)	193	(20)	589	413
Non-operating income (expense):
Interest income	2	2	6	3
Interest expense	(20)	(30)	(73)	(90)
Other income (expense), net	2	(2)	8	3
Income (loss) from continuing operations before income taxes	177	(50)	530	329
Provision for income taxes	(65)	(44)	(193)	(186)
Income (loss) from continuing operations	112	(94)	337	143
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	—	4	3	127
Provision for income taxes	—	(1)	(1)	(53)
Income from discontinued operations	—	3	2	74
Net income (loss)	$112	$(91)	$339	$217

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(in millions)
Net income (loss)	$112	$(91)	$339	$217
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	(1)	7
Deferred taxes	—	—	1	(3)
Foreign currency translation adjustments, net of tax	—	—	—	4
Reclassification of realized loss on settled derivative instruments to net income	—	1	—	1
Deferred taxes	—	(1)	—	(1)
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	—	—
Pension liability adjustments	—	—	16	—
Deferred taxes	—	—	(6)	—
Pension liability adjustments, net of tax	—	—	10	—
Total other comprehensive income, net of tax	—	—	10	4
Comprehensive income (loss)	$112	$(91)	$349	$221

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2012	January 31, 2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$331	$1,592
Receivables, net	1,943	2,164
Inventory, prepaid expenses and other current assets	554	439
Assets of discontinued operations	34	36
Total current assets	2,862	4,231
Property, plant and equipment (less accumulated depreciation and amortization of $447 million and $424 million at October 31, 2012 and January 31, 2012, respectively)	319	348
Intangible assets, net	214	176
Goodwill	2,195	1,800
Deferred income taxes	—	37
Other assets	76	75
Note receivable from SAIC, Inc. (Note 7)	155	—
	$5,821	$6,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,291	$1,961
Accrued payroll and employee benefits	624	504
Income taxes payable	41	—
Notes payable and long-term debt, current portion	2	553
Liabilities of discontinued operations	8	7
Total current liabilities	1,966	3,025
Notes payable and long-term debt, net of current portion	1,297	1,299
Note payable to SAIC, Inc. (Note 7)	—	120
Other long-term liabilities	148	162
Commitments and contingencies (Notes 10 and 11)
Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at October 31, 2012 and January 31, 2012	—	—
Additional paid-in capital	233	233
Retained earnings	2,178	1,839
Accumulated other comprehensive loss	(1)	(11)
Total stockholders’ equity	2,410	2,061
	$5,821	$6,667

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2012	5,000	$233	$1,839	$(11)	$2,061
Net income	—	—	339	—	339
Other comprehensive income, net of tax	—	—	—	10	10
Balance at October 31, 2012	5,000	$233	$2,178	$(1)	$2,410

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31
	2012	2011
	(in millions)
Cash flows from operating activities of continuing operations:
Net income	$339	$217
Income from discontinued operations	(2)	(74)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	85	86
Stock-based compensation	67	64
Impairment losses	2	19
Net gain on sales and disposals of assets	(7)	(32)
Other	3	—
Increase (decrease) in cash and cash equivalents, net of acquisitions and divestitures, resulting from changes in:
Receivables	271	(94)
Inventory, prepaid expenses and other current assets	(79)	38
Deferred income taxes	(4)	(11)
Other assets	(1)	(21)
Accounts payable and accrued liabilities	(697)	322
Accrued payroll and employee benefits	118	104
Income taxes payable	35	10
Other long-term liabilities	4	(4)
Total cash flows provided by operating activities of continuing operations	134	624
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(43)	(48)
Acquisitions of businesses, net of cash acquired of $9 million and $5 million in fiscal 2013 and 2012, respectively	(478)	(216)
Net receipts (payments) for purchase price adjustments related to prior year acquisitions	1	(4)
Proceeds from sale of assets	3	84
Other	—	(1)
Total cash flows used in investing activities of continuing operations	(517)	(185)
Cash flows from financing activities of continuing operations:
Proceeds from note payable to SAIC, Inc.	40	601
Payments on note payable to SAIC, Inc.	(369)	(1,047)
Payments on notes payable and long-term debt	(553)	(3)
Dividend payments	(1)	—
Other	—	(2)
Total cash flows used in financing activities of continuing operations	(883)	(451)
Decrease in cash and cash equivalents from continuing operations	(1,266)	(12)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	5	(61)
Cash provided by investing activities of discontinued operations	—	168
Increase in cash and cash equivalents from discontinued operations	5	107
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1
Total increase (decrease) in cash and cash equivalents	(1,261)	96
Cash and cash equivalents at beginning of period	1,592	1,367
Cash and cash equivalents at end of period	$331	$1,463

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

The condensed consolidated financial statements of SAIC include the accounts of its majority-owned and 100%-owned subsidiaries, including Science Applications. The condensed consolidated financial statements of Science Applications include the accounts of its majority-owned and 100%-owned subsidiaries. SAIC does not have separate operations, assets or liabilities independent of Science Applications, except for a note with Science Applications (the “related party note”), on which interest is recognized. From time to time, SAIC issues stock to employees of Science Applications and its subsidiaries, which is reflected in SAIC’s Condensed Consolidated Statement of Stockholders’ Equity and results in an increase to the related party note (see Note 7). All intercompany transactions and accounts have been eliminated in consolidation.

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

In the opinion of management, the financial information as of October 31, 2012 and for the three and nine months ended October 31, 2012 and 2011 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2013 is referred to as “fiscal 2013” in these combined notes to condensed consolidated financial statements.

Planned Separation transaction

In August 2012, the Company announced that its board of directors authorized management to pursue a plan to separate into two independent, publicly traded companies. The proposed separation transaction is intended to take the form of a tax-free spin-off to SAIC stockholders of 100% of the shares of a newly formed company focused on government technical and enterprise information technology services. The separation is expected to occur in the latter half of calendar year 2013, subject to final approval of the board of directors and certain customary conditions, including a ruling from the Internal Revenue Service (IRS) as to the tax-free nature of the transaction. Although the Company expects that the separation of its businesses will be consummated, there can be no assurance that a separation will ultimately occur. Upon completion of the separation transaction, the operating results of the separated business will be included in discontinued operations.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and nine months ended October 31, 2012, separation transaction expenses were as follows:

	Three Months Ended October 31, 2012	Nine Months Ended October 31, 2012
	(in millions)
Strategic advisory services	$7	$11
Investment banking services	3	3
Legal and accounting services	1	1
Separation transaction expenses in operating income	11	15
Less: income tax benefit	(4)	(6)
Separation transaction expenses, net of tax	$7	$9

Consistent with the Company’s policy for acquisitions, the Company has recognized a tax benefit for the separation transaction expenses. Certain of the separation transaction expenses will be capitalized for tax purposes if the separation transaction is completed, resulting in a reversal of tax benefits previously recognized.

Receivables

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year. The Company has extended deferred payment terms with contractual maturities that may exceed one year to three commercial customers related to certain construction projects. As of October 31, 2012, the Company had outstanding receivables from these customers with deferred payment terms of $81 million, which are expected to be collected in calendar 2013 and 2014, when the customers have obtained financing. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.

Changes in Estimates on Contracts

Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $8 million ($0.01 per diluted share) and $9 million ($0.01 per diluted share) for the three and nine months ended October 31, 2012, respectively. Aggregate changes in contract estimates increased operating income by $6 million ($0.01 per diluted share) and $33 million ($0.06 per diluted share) for the three and nine months ended October 31, 2011, respectively.

Discontinued Operations

From time-to-time, the Company may dispose (or management may commit to plans to dispose) of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented.

In November 2012, the Company sold certain components of its business, which were historically included in the Company’s Health, Energy and Civil Solutions segment, primarily focused on providing operational test and evaluation services.

In fiscal 2012, the Company sold certain components of its business, which were historically included in the Company’s Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies. The Company received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million related to this sale. Under the terms of the definitive agreement, the Company has retained the assets and obligations of its defined benefit pension plan in the United Kingdom. The Company has classified the operating results of these business components, including pension expense through the date of sale, as discontinued operations for all periods presented. Following the sale, as a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets, are recorded in continuing operations.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The pre-sale operating results of these discontinued operations were as follows:

	Nine Months Ended October 31
	2012	2011
	(in millions)
Revenues	$55	$140
Costs and expenses:
Cost of revenues	48	114
Selling, general and administrative expenses	3	12
Operating income	$4	$14

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

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Nine Months Ended October 31
	2012	2011
	(in millions)
Stock exchanged at fair value upon exercises of stock options	$—	$14
Vested stock issued as settlement of annual bonus accruals	$2	$3
Decrease in accrued stock repurchases	$—	$(7)
Stock issued in lieu of cash dividend	$2	$—
Fair value of assets acquired in acquisitions	$541	$239
Less: cash paid in acquisitions, net of cash acquired of $9 million and $5 million in fiscal 2013 and 2012, respectively	(478)	(216)
Liabilities assumed in acquisitions, including accrued acquisition payments	$63	$23
Cash paid for interest (including discontinued operations)	$53	$53
Cash paid for income taxes (including discontinued operations)	$126	$194

Income Tax Rate

The Company’s effective tax rate for the three and nine months ended October 31, 2011 significantly exceeded statutory tax rates primarily due to the estimated non-deductible portion of the CityTime payment (see Notes 10 and 11). Subsequent to October 31, 2012, the Company entered into an issue resolution agreement with the IRS with respect to the tax deductible portion of the CityTime payment. The resolution of this tax matter will result in a $102 million reduction in the Company’s uncertain tax positions and a $96 million reduction in income tax expense during the fourth quarter of fiscal year 2013.

Accounting Standards Updates Issued But Not Yet Adopted

Accounting standards and updates issued but not effective for the Company until after October 31, 2012 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Unvested stock awards granted prior to fiscal 2013 are participating securities requiring application of the two-class method. In fiscal 2013, the Company began issuing unvested stock awards that have forfeitable rights to dividends or dividend equivalents. These stock awards are not participating securities requiring application of the two-class method but are dilutive common share equivalents subject to the treasury stock method. Basic EPS is computed by dividing income less earnings allocable to participating securities by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$112	$(92)	$337	$146
Less: allocation of distributed and undistributed earnings to participating securities	(2)	—	(7)	(5)
Income (loss) from continuing operations, for computing basic EPS	$110	$(92)	$330	$141
Net income (loss), as reported	$112	$(89)	$339	$220
Less: allocation of distributed and undistributed earnings to participating securities	(2)	—	(7)	(8)
Net income (loss), for computing basic EPS	$110	$(89)	$332	$212
Diluted EPS:
Income (loss) from continuing operations, as reported	$112	$(92)	$337	$146
Less: allocation of distributed and undistributed earnings to participating securities	(2)	—	(7)	(5)
Income (loss) from continuing operations, for computing diluted EPS	$110	$(92)	$330	$141
Net income, as reported	$112	$(89)	$339	$220
Less: allocation of distributed and undistributed earnings to participating securities	(2)	—	(7)	(8)
Net income (loss), for computing diluted EPS	$110	$(89)	$332	$212

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(in millions)
Basic weighted average number of shares outstanding	334	329	333	338
Dilutive common share equivalents—stock options and other stock awards	—	—	—	1
Diluted weighted average number of shares outstanding	334	329	333	339

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basic and diluted EPS for the periods presented was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
Basic:
Income (loss) from continuing operations	$.33	$(.28)	$.99	$.42
Income from discontinued operations	—	.01	.01	.21
	$.33	$(.27)	$1.00	$.63
Diluted:
Income (loss) from continuing operations	$.33	$(.28)	$.99	$.42
Income from discontinued operations	—	.01	.01	.21
	$.33	$(.27)	$1.00	$.63

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(in millions)
Antidilutive stock options excluded	20	21	20	21
Performance-based stock awards excluded	1	1	1	1

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods presented was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(in millions)
Stock options	$2	$3	$9	$13
Vesting stock awards	17	19	54	54
Performance-based stock awards	2	(1)	4	(3)
Total stock-based compensation expense	$21	$21	$67	$64

Stock Options. Stock options granted during the nine months ended October 31, 2012 and 2011 have terms of seven years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Nine Months Ended October 31
	2012	2011
Weighted average grant-date fair value	$1.81	$4.21
Expected term (in years)	5.0	4.9
Expected volatility	24.5%	23.4%
Risk-free interest rate	1.0%	2.2%
Dividend yield	3.7%	0%

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity for the nine months ended October 31, 2012 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2012	20.8	$17.90	2.5	$—
Options granted	5.0	13.20
Options forfeited or expired	(5.7)	17.48
Outstanding at October 31, 2012	20.1	16.85	3.2	—
Exercisable at October 31, 2012	9.3	18.33	1.4	—

Vesting Stock Awards. In fiscal 2013, the Company began granting restricted stock units that have forfeitable dividend rights and no voting rights until the units vest and become included in shares of common stock outstanding. Prior to January 31, 2012, the Company granted restricted stock awards that have non-forfeitable dividend rights and voting rights and are included in shares outstanding upon issuance (prior to vesting). Vesting stock award activity for the nine months ended October 31, 2012 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2012	12.0	$17.50
Awards granted	6.5	13.18
Awards forfeited	(1.0)	15.83
Awards vested	(4.7)	17.86
Unvested stock awards at October 31, 2012	12.8	15.30

The fair value of vesting stock awards that vested during the nine months ended October 31, 2012 and 2011 was $64 million and $66 million, respectively.

Performance-Based Stock Awards. The Company’s performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded ranging from zero to 150% of the specified target awards. For awards granted in fiscal 2013, one-third of the target number of shares of stock granted under the awards will be allocated to each fiscal year over the three-year performance period and the actual number of shares to be issued with respect to each fiscal year will be based upon the achievement of that fiscal year’s performance criteria. For performance-based stock awards granted prior to fiscal 2013, the number of shares of stock to be issued under the awards is determined based upon the achievement of the performance criteria measured over the entire three-year performance period. Performance-based stock award activity for the nine months ended October 31, 2012 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2012	0.5	$17.02
Awards granted	0.8	13.14
Outstanding at October 31, 2012	1.3	14.15

Adjustments to the expected number of shares of stock to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4—Acquisitions:

maxIT Healthcare Holdings, Inc. In August 2012, the Company acquired 100% of the stock of maxIT Healthcare Holdings, Inc., a provider of clinical, business and information technology services primarily to commercial hospital groups and other medical delivery organizations, for a preliminary purchase price of $473 million paid in cash plus a $14 million cash payment for excess working capital delivered at closing, subject to adjustment. The Company will make an additional payment of up to $20 million after receipt of certain tax refunds. This acquisition expands the Company’s commercial consulting practice in electronic health record (EHR) implementation and optimization and strengthens the Company’s capabilities to provide these services to its federal healthcare customers as those customers migrate to commercial off-the-shelf EHR applications. The preliminary purchase price allocation resulted in goodwill of $395 million (none of which is tax deductible) and identifiable finite-lived intangible assets of $72 million (amortizable over a weighted average life of four years). This acquisition was in the Health, Energy and Civil Solutions segment.

The preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for this acquisition was as follows (in millions):

Cash	$9
Receivables	50
Other assets	24
Accounts payable, accrued liabilities and accrued payroll and employee benefits	(20)
Deferred tax liabilities, net	(26)
Total identifiable net assets acquired	37
Goodwill	395
Intangible assets	72
Total preliminary purchase price (including accrued acquisition payments of $17 million)	$504

Since the date of acquisition of maxIT Healthcare Holdings, Inc. through October 31, 2012, the Company has recognized revenues of $68 million related to this acquisition.

Note 5—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill for Defense Solutions (DS), Health, Energy and Civil Solutions (HECS) and Intelligence and Cybersecurity Solutions (ICS) were as follows:

	DS	HECS	ICS	Total
	(in millions)
Goodwill at January 31, 2012	$410	$759	$631	$1,800
Corporate reorganizations	—	(10)	10	—
Acquisition of a business	—	395	—	395
Goodwill at October 31, 2012	$410	$1,144	$641	$2,195

Corporate reorganizations in fiscal 2013 resulted from transfers of certain operations between the Company’s reportable segments. Additionally, prior year amounts have been adjusted for discontinued operations.

Intangible assets consisted of the following:

	October 31, 2012			January 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$177	$(66)	$111	$120	$(62)	$58
Software and technology	145	(60)	85	148	(48)	100
Other	2	(1)	1	2	(1)	1
Total finite-lived intangible assets	324	(127)	197	270	(111)	159
Indefinite-lived intangible assets:
In-process research and development	13	—	13	13	—	13
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	17	—	17	17	—	17
Total intangible assets	$341	$(127)	$214	$287	$(111)	$176

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Finite-lived intangible assets with a gross carrying value of $16 million became fully amortized during the nine months ended October 31, 2012 and are no longer reflected in the gross carrying value. Amortization expense related to amortizable intangible assets was $13 million and $32 million for the three and nine months ended October 31, 2012, respectively, and $13 million and $35 million for the three and nine months ended October 31, 2011, respectively.

During the three and nine months ended October 31, 2012, the Company recognized impairment losses for intangible assets of $1 million and $2 million, respectively. During the three and nine months ended October 31, 2011, the Company recognized an impairment loss on intangible assets of $19 million. There were no goodwill impairment losses during the three and nine months ended October 31, 2012 and 2011.

The estimated annual amortization expense related to finite-lived intangible assets as of October 31, 2012 was as follows:

Fiscal Year Ending January 31
(in millions)
2013 (remainder of the fiscal year)	$14
2014	48
2015	39
2016	34
2017	28
2018	18
2019 and thereafter	16
$197

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

SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2017. During the first quarter of fiscal 2013, the Company extended the maturity date of the revolving credit facility for one additional year, to March 2016, as provided for in the terms of the revolving credit facility. As of October 31, 2012 and January 31, 2012, there were no borrowings outstanding under the revolving credit facility.

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this facility, to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of October 31, 2012. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the revolving credit facility.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	October 31, 2012	January 31, 2012
	(dollars in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which matured in July 2012	6.25%	6.50%	—	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2018	0-2.5%	Various	6	9
Total notes payable and long-term debt			1,299	1,852
Less current portion			2	553
Total notes payable and long-term debt, net of current portion			$1,297	$1,299
Fair value of notes payable and long-term debt			$1,449	$2,011

The Company paid $550 million to settle the 6.25% notes at maturity in July 2012.

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 and 3 inputs as defined by the accounting standard for fair value measurements).

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of October 31, 2012.

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

SAIC and Science Applications have a related party note in connection with a loan of cash between the entities, issuances of stock by SAIC to employees of Science Applications and its subsidiaries and Science Applications’ payment of certain obligations on behalf of SAIC. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time prior to its maturity date in November 2013. This maturity date will be automatically extended for successive one-year periods unless either SAIC or Science Applications provides prior notice to the other party.

Note 8—Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss were as follows:

	October 31, 2012	January 31, 2012
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million and $(2) million as of October 31, 2012 and January 31, 2012, respectively	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of October 31, 2012 and January 31, 2012	(5)	(5)
Unrecognized net loss on defined benefit plan, net of taxes of ($1) million and $5 million, as of October 31, 2012 and January 31, 2012, respectively	2	(8)
Total accumulated other comprehensive loss, net of taxes of $1 million and $6 million as of October 31, 2012 and January 31, 2012, respectively	$(1)	$(11)

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of October 31, 2012, there is less than $1 million of the unrealized net loss on settled derivative instruments (pre-tax) that will be amortized and recognized as interest expense during the next 12 months.

Note 9—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

The segment information for the periods presented was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(in millions)
Revenues:
Defense Solutions	$1,183	$1,117	$3,597	$3,339
Health, Energy and Civil Solutions	743	726	2,077	1,997
Intelligence and Cybersecurity Solutions	945	947	2,792	2,691
Corporate and Other	—	1	—	2
Intersegment elimination	(1)	(1)	(4)	(3)
Total revenues	$2,870	$2,790	$8,462	$8,026
Operating income (loss):
Defense Solutions	$91	$(133)	$284	$45
Health, Energy and Civil Solutions	69	77	168	187
Intelligence and Cybersecurity Solutions	68	54	203	215
Corporate and Other	(35)	(18)	(66)	(34)
Total operating income (loss)	$193	$(20)	$589	$413

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

Note 10—Legal Proceedings:

Timekeeping Contract with City of New York

In March 2012, the Company reached a settlement with the U.S. Attorney’s Office for the Southern District of New York and the City of New York (City) relating to investigations being conducted by the U.S. Attorney’s Office and the City with respect to the Company’s contract to develop and implement an automated time and attendance and workforce management system (CityTime) for certain agencies of the City. As part of this settlement, the Company entered into a deferred prosecution agreement with the U.S. Attorney’s Office, under which the Company paid approximately $500 million and the U.S. Attorney’s Office deferred prosecution of a single criminal count against the Company, which alleged that the Company, through the conduct of certain managerial employees and others, caused the City to significantly overpay for the CityTime system. If the Company complies with the terms of the deferred prosecution agreement, the U.S Attorney will dismiss the criminal count at the end of a three-year period. In August 2012, the Company entered into an administrative agreement with the U.S. Army, on behalf of all agencies of the U.S. Government that confirms the Company’s continuing eligibility to enter into and perform contracts with all agencies of the U.S. Government following the CityTime settlement. The Army has determined that the U.S. Government will have adequate assurances under the terms of the administrative agreement that initiation of suspension or debarment is not necessary to protect the U.S. Government’s interests following the CityTime settlement. Under the terms of the administrative agreement, the Company has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the U.S. Army. The administrative agreement will continue in effect for five years, provided that the Company may request earlier termination after three years.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Data Privacy Litigation

The Company is a defendant in a putative class action, In Re: Science Applications International Corporation (SAIC) Backup Tape Data Theft Litigation, a Multidistrict Litigation (MDL), in the U.S. District Court for the District of Columbia. The MDL action consolidates for pretrial proceedings the following seven individual putative class action lawsuits filed against the Company from October 2011 through March 2012: (1) Richardson, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (2) Arellano, et al. v. SAIC, Inc. in U.S. District Court for the Western District of Texas; (3) Biggerman, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (4) Moskowitz, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (5) Palmer, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al., in U.S. District Court for the District of Columbia; (6) Losack, et al. v. SAIC, Inc. in U.S. District Court for the Southern District of California; and (7) Deatrick v. Science Applications International Corporation in U.S. District Court for the Northern District of California. The lawsuits were filed following the theft of computer backup tapes from a vehicle of a Company employee. The employee was transporting the backup tapes between federal facilities under an IT services contract the Company was performing in support of TRICARE, the health care program for members of the military, retirees and their families. The tapes contained personally identifiable and protected health information of approximately five million military clinic and hospital patients. There is no evidence that any of the data on the backup tapes has actually been accessed or viewed by an unauthorized person. In order for an unauthorized person to access or view the data on the backup tapes, it would require knowledge of and access to specific hardware and software and knowledge of the system and data structure. The Company has notified potentially impacted persons by letter and has offered one year of credit monitoring services to those who request these services and in certain circumstances, one year of identity restoration services.

In October 2012, plaintiffs filed a consolidated amended complaint in the MDL action, which supersedes all previously filed complaints in the individual lawsuits. The consolidated amended complaint includes allegations of negligence, breach of contract, breach of implied-in-fact contract, invasion of privacy by public disclosure of private facts and statutory violations of the Texas Deceptive Trade Practices Act, the California Confidentiality of Medical Information Act, California data breach notification requirements, the California Unfair Competition Law, various state consumer protection or deceptive practices statutes, state privacy statutes, the Fair Credit Reporting Act and the Privacy Act of 1974. The consolidated amended complaint seeks monetary relief, including unspecified actual damages, punitive damages, statutory damages of $1,000 for each class member and attorneys’ fees, as well as injunctive and declaratory relief.

The Company intends to vigorously defend itself against the claims made in the class action lawsuits. In November 2012, the Company filed a motion to dismiss all claims against the Company alleged in the consolidated amended complaint. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of October 31, 2012, the Company has recorded a loss provision of $10 million related to these lawsuits, representing the low end of the Company’s estimated gross loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a loss would not exceed the Company’s insurance coverage. As these lawsuits progress, many factors will affect the amount of the ultimate loss resulting from these claims being brought against the Company, including the outcome of any motions to dismiss, the results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.

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

Derivative and Securities Litigation

Between February and April 2012, six stockholder derivative lawsuits were filed, each purportedly on the Company’s behalf. One case has been withdrawn; one case, captioned Martin v. Havenstein et al., is pending in New York Supreme Court, New York County; and four cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Derivative Litigation. Each complaint asserts claims against the Company’s directors and against varying groups of the Company’s current and former officers, including two former chief executive officers, the chief financial officer, the former manager of the CityTime program, and the former chief systems engineer of the CityTime program. The complaints

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

claim that the defendants breached their fiduciary duties to the Company with respect to the CityTime contract for various reasons, including failure to supervise the adequacy of the Company’s internal controls, allowing the Company to issue misleading financial statements, and failure to exercise their oversight responsibilities to ensure that the Company complied with applicable laws, rules and regulations. The consolidated derivative complaint further claims that the defendants are liable to the Company under theories of unjust enrichment, gross mismanagement, abuse of control, and violation of Section 14(a) of the Securities Exchange Act. The Martin complaint further claims that the defendants breached their oversight responsibilities related to the TRICARE matter described above. The Company has filed a motion to dismiss each of these complaints because the respective plaintiffs did not serve a pre-suit demand before filing the derivative complaints. The Company has also received two stockholder demand letters related to CityTime (one of which is also related to TRICARE), which an independent committee of the Company’s board of directors is currently reviewing.

Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint names as defendants the Company, its chief financial officer, two former chief executive officers, a former group president, and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of SAIC’s common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income, and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying SAIC’s stock at an inflated price. The Company intends to vigorously defend against these claims and has filed a motion to dismiss the consolidated securities complaint.

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

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $89 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $24 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds and a supplementary answer asserting set-off claims against amounts sought by the Company. The arbitration hearing was held in May 2012, and the Company filed a final brief in July 2012. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the nine months ended October 31, 2012 and 2011. As of October 31, 2012, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

As of October 31, 2012, the Company has $15 million of receivables relating to value added tax (VAT) that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

contract. The Company has invoiced the Customer for $32 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of October 31, 2012, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of amounts drawn by the Customer in fiscal 2011 on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $22 million as of October 31, 2012, of which $19 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of October 31, 2012 based on its assessment of the likely outcome of this matter.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 11—Other Commitments and Contingencies:

VirnetX, Inc.

In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. Subsequent to October 31, 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX. Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. However, the parties have filed post-trial motions on which the trial court must rule and the verdict may be appealed. Therefore, no assurances can be given when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of October 31, 2012.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser or DS&S for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation. The Company had deferred the potential gain on this sale pending resolution of the government investigation involving DS&S. During the second quarter of fiscal 2013, the Company recorded a gain of $4 million in other income, net and during the third quarter of fiscal 2013, the Company paid DS&S $4 million in satisfaction of its indemnification obligation relating to the investigation matter.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Variable Interest Entity (VIE)

In fiscal 2012, the Company entered into a fixed price agreement to provide engineering, procurement, and construction services to a special purpose limited liability company for a specific renewable energy project. The Company analyzed this arrangement and determined the special purpose limited liability company is a VIE. However, this VIE was not consolidated by the Company because the Company is not the primary beneficiary. The project is partially financed by the Company’s provision of extended payment terms in the amount of $100 million for certain of its services performed on the project. The arrangement also contemplates monetary penalties and project guarantees if the Company does not meet certain completion deadlines. The Company expects to bill a total of $216 million to complete the project. At October 31, 2012, the Company had a receivable of $27 million due from this VIE.

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

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, estimating system, purchasing system, property system and earned value management system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.

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

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2005 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of October 31, 2012, the Company has recorded a liability of $35 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.

Tax Audits and Reviews

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. The Company also settled fiscal 2011 as a result of the Company’s participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of the CAP, the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As of October 31, 2012, the Company had liabilities for uncertain tax positions of $133 million, $31 million of which were classified as other long-term liabilities in the consolidated balance sheet. Subsequent to October 31, 2012, the Company entered into an issue resolution agreement with the IRS with respect to the tax deductible portion of the CityTime payment

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

described in Note 10 of the combined notes to the condensed consolidated financial statements. The resolution of this tax matter will result in a $102 million reduction in the Company’s uncertain tax positions and a $96 million reduction in income tax expense during the fourth quarter of fiscal year 2013.

During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $118 million of the Company’s unrecognized tax benefits (including the CityTime issue resolution referenced above) including $3 million of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax.

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

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit of $110 million as of October 31, 2012, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $302 million, principally related to performance and payment bonds on the Company’s contracts.

Other

The Army Brigade Combat Team Modernization Engineering, Manufacturing and Development program was terminated for convenience by the DoD effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of the contract negotiations. The Company has recognized revenues of approximately $480 million, including estimated fee, from October 2009 through October 31, 2012 under the undefinitized change order. During the three months ended October 31, 2012, an agreement in principle was reached between the prime contractor and the DoD. The Company reduced the fees earned under the undefinitized change order by $2 million during the three months ended October 31, 2012 as a result of this development.

Note 12—Subsequent Event:

Subsequent to October 31, 2012, the Company’s management decided to eliminate approximately 700 positions in order to align its cost structure for greater competitiveness. This management decision will result in an estimated severance charge of approximately $15 million during the fourth quarter of fiscal year 2013.

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

The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets, spending and the impact of competition, our intent to create two independent public companies and our expectation that the separation transaction will be a tax-free spin-off. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

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

Key financial highlights and events, including progress against management’s initiatives, during the three months ended October 31, 2012 include:

•

Revenues for the three months ended October 31, 2012 increased 3% over the same period in the prior year, reflecting internal revenue growth (as defined in “Non-GAAP Financial Measures”) of 1%. Internal revenue growth was driven

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

primarily by increased activity in our Defense Solutions segment partially offset by declines in our Health, Energy and Civil Solutions and Intelligence and Cybersecurity Solutions segments. Revenues for the three months ended October 31, 2011 were negatively impacted by the portion of the loss provision recorded against revenues ($52 million) in connection with the CityTime matter described in Note 10 of the combined notes to the condensed consolidated financial statements.

•

Operating income increased $213 million to $193 million (6.7% as a percentage of revenues) for the three months ended October 31, 2012 from an operating loss of $20 million for the same period in the prior year. The increase in operating income is primarily due to the loss provision ($232 million) recorded in the prior year in connection with the CityTime matter described in Note 10 of the combined notes to the condensed consolidated financial statements. In addition, operating income for the three months ended October 31, 2012 reflects increased indirect spending ($15 million), including charges associated with the corporate relocation and the announced separation transaction discussed below, partially offset by fees on increased revenues.

•

Income from continuing operations for the three months ended October 31, 2012 increased $204 million as compared to the same period in the prior year due to the increase in operating income, a decrease in interest expense and a lower effective tax rate.

•

Diluted earnings per share (EPS) from continuing operations for the three months ended October 31, 2012 increased $0.61 as compared to the same period in the prior year primarily due to the increase in income from continuing operations partially offset by an increase in the diluted weighted average number of shares outstanding of 5 million, or 2%.

•

Cash and cash equivalents decreased $225 million during the three months ended October 31, 2012 primarily due to cash used to acquire a business for $478 million and dividend payments of $41 million partially offset by cash generated from operations of $295 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $4.8 billion for the three months ended October 31, 2012. Total backlog was $18.6 billion at October 31, 2012 as compared to $16.5 billion at July 31, 2012.

Planned Separation Transaction

In August 2012, we announced that our board of directors authorized management to pursue a plan to separate into two independent, publicly traded companies: (i) a company focused on government technology and enterprise information technology services; and (ii) a company focused on delivering science and technology solutions primarily in the areas of national security, engineering and health.

The proposed separation is intended to take the form of a tax-free spin-off of the government technology and enterprise information technology services business. The separation transaction is expected to occur in the latter half of calendar year 2013, subject to final approval of the board of directors and certain other conditions. The separation transaction is not expected to require a vote of the stockholders of SAIC.

Management is continuing to develop detailed plans on capital structure, management, governance and other significant matters. In addition, the completion of any separation transaction will be subject to certain customary conditions, including implementation of intercompany agreements, filing of required documents with the U.S. Securities and Exchange Commission and receipt of an opinion from tax counsel and a ruling from the Internal Revenue Service (IRS) as to the tax-free nature of such a transaction. Although we expect that the separation of our businesses, if consummated, would be completed in the latter half of calendar year 2013, there can be no assurance that a separation will ultimately occur. Upon completion of the separation transaction, the operating results of the separated business will be included in discontinued operations. See “Part II, Item 1A—Risk Factors” contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012 for certain risk factors relating to the proposed separation transaction.

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

While we believe that national security, including defense, homeland security, and intelligence spending will continue to be a priority, the U.S. Government deficit and budget situation has created increasing pressure to examine and reduce spending in these areas. In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate over $1 trillion in savings

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over the next 10 years. The Budget Control Act of 2011 also established a joint bipartisan committee of Congress responsible to recommend at least $1.2 trillion in additional savings by November 2011. The joint committee did not meet the deadline for proposing recommended legislation. Unless the Budget Control Act of 2011 is amended, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over nine years will be triggered. Assuming approximately $200 billion in reduced debt-service costs, these discretionary spending cuts are expected to be evenly split between defense and non-defense areas, reducing spending for each area by approximately $500 billion over a nine-year period, beginning in the government fiscal year ending September 30, 2013 (GFY13). In September 2012, the Office of Management and Budget delivered to Congress a report detailing how sequestration would be implemented. While the report included estimated GFY13 reductions by discretionary budget account, it failed to describe how reductions would occur at levels below the account level (i.e., at the project, program and activity level). As a result, there remains significant uncertainty about how the federal government would implement sequestration, currently set to begin in January 2013. Following the November 2012 elections, while the possibility of sequestration, as well as scheduled tax expirations, and other issues associated with the “fiscal cliff” continues to be the top priority for the Obama Administration and Congress, we cannot predict the outcome of any ongoing discussions to address these matters. We continue to evaluate the potential impact of possible sequestration on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could adversely impact our operations, future revenues and growth prospects in those markets.

A U.S. Government budget for GFY13 has not been passed by Congress. Instead, Congress passed, and the President signed, a six-month continuing resolution funding the U.S. Government through March 31, 2013. While the continuing resolution averts a government shutdown and removes GFY13 funding as a major issue to be solved during the current lame duck session of Congress, it also contains standard restrictions, including no new program starts and no program increases beyond current service levels which could limit our ability to grow our business. We continue to evaluate the ongoing GFY13 budget negotiations, including the potential deferral or prevention of sequestration, and the possible impact on our operations, future revenues and growth prospects.

Competition for contracts with the U.S. Government continues to be intense. The U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various services or products at established general terms and conditions. Such processes include purchasing services and solutions using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles. This trend has served to increase competition for U.S. Government contracts. For more information on these risks and uncertainties, see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as updated through our subsequent quarterly reports on Form 10-Q.

Reportable Segments

Our business is aligned into four reportable segments: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; and Corporate and Other. For additional information regarding our reportable segments, see Note 9 of the combined notes to the condensed consolidated financial statements for the three and nine months ended October 31, 2012 contained in this Quarterly Report on Form 10-Q, and “Business” in Part I and Note 15 of the combined notes to consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $4.8 billion and $9.1 billion during the three and nine months ended October 31, 2012, respectively. Net bookings represent the estimated amount of revenues to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

The estimated value of our total backlog as of the dates presented was as follows:

	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012
	(in millions)
Defense Solutions:
Funded backlog	$2,174	$2,013	$2,026	$2,143
Negotiated unfunded backlog	4,563	4,309	4,605	4,961
Total Defense Solutions backlog	$6,737	$6,322	$6,631	$7,104
Health, Energy and Civil Solutions:
Funded backlog	$1,842	$1,858	$1,911	$2,057
Negotiated unfunded backlog	2,854	2,865	3,061	3,238
Total Health, Energy and Civil Solutions backlog	$4,696	$4,723	$4,972	$5,295
Intelligence and Cybersecurity Solutions:
Funded backlog	$1,705	$1,615	$1,752	$1,317
Negotiated unfunded backlog	5,440	3,867	3,880	4,169
Total Intelligence and Cybersecurity Solutions backlog	$7,145	$5,482	$5,632	$5,486
Total:
Funded backlog	$5,721	$5,486	$5,689	$5,517
Negotiated unfunded backlog	12,857	11,041	11,546	12,368
Total backlog	$18,578	$16,527	$17,235	$17,885

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

	Nine Months Ended October 31
	2012	2011
Cost-reimbursement	42%	45%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	29	30
Firm-fixed price (FFP)	29	25
Total	100%	100%

The increase in the percentage of revenues generated from FFP contracts during the nine months ended October 31, 2012 as compared to the same period of the prior year was primarily due to increased revenues from increased deliveries under certain logistics, readiness and sustainment contracts, increased design and construction services and increased activity on a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State.

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues, and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

	Three Months Ended October 31			Nine Months Ended October 31
	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Labor-related revenues	$1,562	1%	$1,546	$4,558	—%	$4,570
As a percentage of revenues	54%		55%	54%		57%
M&S revenues	1,308	5	1,244	3,904	13	3,456
As a percentage of revenues	46%		45%	46%		43%

In recent years, there have been increases in the relative proportion of M&S revenues as compared to labor-related revenues primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs, primarily with DoD customers.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended October 31			Nine Months Ended October 31
	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Revenues	$2,870	3%	$2,790	$8,462	5%	$8,026
Cost of revenues	2,509	1	2,477	7,429	5	7,051
Selling, general and administrative expenses (SG&A):
General and administrative (G&A)	103	(62)	269	248	(36)	386
Bid and proposal (B&P)	37	(3)	38	132	16	114
Internal research and development (IR&D)	17	(35)	26	49	(21)	62
Separation transaction expenses	11	100	—	15	100	—

Operating income (loss)	193	1,065	(20)	589	43	413
Operating income margin	6.7%		(0.7)%	7.0%		5.1%
Non-operating expense, net	(16)		(29)	(59)		(79)

Income (loss) from continuing operations before income taxes	177	461	(49)	530	59	334
Provision for income taxes	(65)	51	(43)	(193)	3	(188)

Income (loss) from continuing operations	112	222	(92)	337	131	146
Income from discontinued operations, net of tax	—		3	2		74

Net income (loss)	$112	226	$(89)	$339	54	$220

We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards.

Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $8 million ($0.01 per diluted share) and $9 million ($0.01 per diluted share) for the three and nine months ended October 31, 2012, respectively. Aggregate changes in contract estimates increased operating income by $6 million ($0.01 per diluted share) and $33 million ($0.06 per diluted share) for the three and nine months ended October 31, 2011, respectively.

Reportable Segment Results. Effective February 1, 2012, certain operations were transferred between the Company’s reportable segments. Prior year amounts have been adjusted for consistency with the current year’s presentation.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table summarizes changes in Defense Solutions revenues and operating income for the periods presented:

	Three Months Ended October 31			Nine Months Ended October 31
Defense Solutions	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Revenues	$1,183	6%	$1,117	$3,597	8%	$3,339
Operating income (loss)	91	168	(133)	284	531	45
Operating income (loss) margin	7.7%		(11.9)%	7.9%		1.3%

Defense Solutions revenues increased by $66 million, or 6%, all of which was internal revenue growth, for the three months ended October 31, 2012 as compared to the same period in the prior year. Revenues for the three months ended October 31, 2011 were negatively impacted by the portion of the loss provision recorded against revenues in connection with the CityTime matter ($52 million). See Note 10 of the combined notes to the condensed consolidated financial statements. Internal revenue growth for the three months ended October 31, 2012 was also attributable to increased activity on a number of programs, including the Vanguard program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($42 million) and the ramp up of a prime contract with the Defense Logistics Agency to provide supply chain management of military land and aircraft tires ($47 million). These increases were partially offset by reduced revenue from the U.S. Army Brigade Combat Team Modernization (BCTM) contract as a result of the program’s termination during the third quarter of fiscal 2012 ($34 million).

Defense Solutions revenues increased by $258 million, or 8%, all of which was internal revenue growth, for the nine months ended October 31, 2012 as compared to the same period in the prior year. Revenues for the nine months ended October 31, 2011 were negatively impacted by the portion of the loss provision recorded against revenues in connection with the CityTime matter ($52 million). Internal revenue growth for the nine months ended October 31, 2012 was also attributable to increased activity on a number of programs, including the Vanguard program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($121 million), the AMCOM Express systems and software development program for the U.S. Army ($117 million), a systems integration and logistics program for tactical and mine resistant ambush protected vehicles ($48 million), and the ramp up of a prime contract with the Defense Logistics Agency to provide supply chain management of military land and aircraft tires ($107 million). There was also one additional business day as compared to the same period in the prior year ($18 million). These increases were partially offset by reduced revenue from the BCTM contract as a result of the program’s termination during the third quarter of fiscal 2012 ($144 million).

Defense Solutions operating income increased $224 million for the three months ended October 31, 2012 as compared to the same period in the prior year. Operating income for the three months ended October 31, 2011 was negatively impacted by the loss provision recorded in connection with the CityTime matter ($232 million). Additionally, operating income for the three months ended October 31, 2012 benefitted from the favorable changes in contract estimates ($5 million) offset by a gain in the prior year period on the sale of certain assets previously used in developing guidance and navigation control systems for precision munitions ($5 million).

Defense Solutions operating income increased $239 million for the nine months ended October 31, 2012 as compared to the same period in the prior year. Operating income for the nine months ended October 31, 2011 was negatively impacted by the loss provision recorded in connection with the CityTime matter ($232 million). Additionally, operating income for the nine months ended October 31, 2012 increased due to fees on increased revenues ($16 million) partially offset by a gain in the prior year period on the sale of certain assets previously used in developing guidance and navigation control systems for precision munitions ($5 million) as well as a $4 million increase in B&P and IR&D spending in the current year.

The following table summarizes changes in Health, Energy and Civil Solutions revenues and operating income for the periods presented:

	Three Months Ended October 31			Nine Months Ended October 31
Health, Energy and Civil Solutions	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Revenues	$743	2%	$726	$2,077	4%	$1,997
Operating income	69	(10)	77	168	(10)	187
Operating income margin	9.3%		10.6%	8.1%		9.4%

Health, Energy and Civil Solutions revenues increased $17 million, or 2%, for the three months ended October 31, 2012 as compared to the same period in the prior year primarily due to the August 2012 acquisition of maxIT Healthcare Holdings, Inc.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

and the August 2011 acquisition of Vitalize Consulting Solutions, Inc. Internal revenue contracted 4% reflecting declines in various federal civilian programs ($41 million) and program completions with federal health information technology customers, particularly with U.S. DoD military health system customers ($29 million). These declines were partially offset by an increase in healthcare IT consulting services with commercial clients ($58 million).

Health, Energy and Civil Solutions revenues increased $80 million, or 4%, for the nine months ended October 31, 2012 as compared to the same period in the prior year primarily due to the August 2012 acquisition of maxIT Healthcare Holdings, Inc. and the August 2011 acquisition of Vitalize Consulting Solutions, Inc. Internal revenue contracted 2% reflecting declines in various federal civilian programs ($76 million) and program completions with federal health information technology customers, particularly with U.S. DoD military health system customers ($73 million). These declines were partially offset by increases in healthcare IT consulting services with commercial clients ($85 million) and increased design-build volume related to various power plant construction projects ($21 million). There was also one additional business day as compared to the same period in the prior year ($11 million).

Health, Energy and Civil Solutions operating income decreased $8 million, or 10%, for the three months ended October 31, 2012 as compared to the same period in the prior year. The decline in operating income was primarily due to a net unfavorable change in contract estimates ($1 million) compared to a net positive change in contract estimates ($3 million) in the prior year period, increased bid and proposal expense ($3 million), increased amortization expense associated with acquired intangible assets ($3 million) and reduced volume in our higher margin non-intrusive inspection business. These decreases were partially offset by reduced research and development expense ($5 million) resulting from the advancement through the product development lifecycle of new non-intrusive inspection system offerings.

Health, Energy and Civil Solutions operating income decreased $19 million, or 10%, for the nine months ended October 31, 2012 as compared to the same period in the prior year. The decline in operating income was primarily due to a net unfavorable change in contract estimates ($9 million) primarily related to certain energy and construction projects compared to a net positive change in contract estimates ($11 million) in the prior year period, increased amortization expense associated with acquired intangible assets ($4 million), and a $2 million increase in bid and proposal expense. This decrease was partially offset by a $13 million reduction in research and development expense resulting from the advancement through the product development lifecycle of new non-intrusive inspection system offerings and fees on increased revenues ($6 million).

The following table summarizes changes in Intelligence and Cybersecurity Solutions revenues and operating income for the periods presented:

	Three Months Ended October 31			Nine Months Ended October 31
Intelligence and Cybersecurity Solutions	2012	Percent change	2011	2012	Percent change	2011
	(dollars in millions)
Revenues	$945	—%	$947	$2,792	4%	$2,691
Operating income	68	26	54	203	(6)	215
Operating income margin	7.2%		5.7%	7.3%		8.0%

Intelligence and Cybersecurity Solutions revenues decreased $2 million, all of which was internal revenue contraction, for the three months ended October 31, 2012 as compared to the same period in the prior year. Internal revenue contraction was primarily attributable to reduced activity on a processing, exploitation and dissemination program for the U.S. Army ($47 million), including a non-recurring material delivery of $38 million under the program in the prior year. These declines were partially offset by increased activity, primarily a significant materials purchase, on a geospatial intelligence program ($28 million) and increased activity on an airborne surveillance program ($15 million).

Intelligence and Cybersecurity Solutions revenues increased $101 million, or 4%, all of which was internal revenue growth, for the nine months ended October 31, 2012 as compared to the same period in the prior year. Internal revenue growth was primarily attributable to increased activity on two airborne surveillance programs ($87 million), increased activity, including a significant materials purchase, on a geospatial intelligence program ($42 million), a new intelligence systems integration program for the U.S. Army ($22 million), and a new intelligence and analysis solution program ($25 million). There was also one additional business day as compared to the same period in the prior year ($14 million). These increases were partially offset by reduced activity on a processing, exploitation and dissemination program for the U.S. Army ($60 million), and an intelligence analysis contract that concluded in the current year ($21 million).

Intelligence and Cybersecurity Solutions operating income increased $14 million, or 28%, for the three months ended October 31, 2012 as compared to the same period in the prior year. The increase in operating income was primarily

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

attributable to the prior year period $19 million impairment of acquired intangible assets as compared to $1 million in the current year period and an $8 million current year period reduction in indirect spending, primarily related to the timing of B&P and IR&D spending. The level of B&P activity fluctuates from period to period depending on the nature and timing of bidding opportunities. This was partially offset by reduced profitability on certain contracts due to increased subcontractor and material costs.

Intelligence and Cybersecurity Solutions operating income decreased $12 million, or 6%, for the nine months ended October 31, 2012 as compared to the same period in the prior year. The decrease in operating income was primarily attributable to lower profitability ($12 million) on certain contracts due to increased material and subcontractor costs and the completion of an intelligence gathering and analysis program, a $7 million increase in indirect spending, primarily related to the timing of B&P and IR&D spending, a decline in sales of our higher-margin proprietary products ($11 million), and a reduction in net positive changes in contract estimates ($3 million). The level of B&P activity fluctuates from period to period depending on the nature and timing of bidding opportunities. These decreases were partially offset by the prior year period $19 million impairment of acquired intangible assets as compared to $2 million in the current year period, decreased amortization of intangible assets acquired ($5 million) and fees on increased revenues ($7 million).

The following table summarizes changes in Corporate and Other revenues and operating loss for the periods presented:

	Three Months Ended October 31		Nine Months Ended October 31
Corporate and Other	2012	2011	2012	2011
	(dollars in millions)
Revenues	$—	$1	$—	$2
Operating loss	$(35)	$(18)	$(66)	$(34)

Corporate and Other operating loss for the three and nine months ended October 31, 2012 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss increased by $17 million and $32 million for the three and nine months ended October 31, 2012, respectively, as compared to the same periods of the prior year primarily due to relocation and severance charges for the transition of corporate functions to our McLean, Virginia headquarters and other locations ($4 million and $13 million for the three and nine months ended October 31, 2012, respectively) in addition to costs associated with the planned separation transaction ($11 million and $15 million for the three and nine months ended October 31, 2012, respectively). Corporate and Other operating loss for the nine months ended October 31, 2011 also included gains on the sale of real estate of $28 million partially offset by charges related to the settlement of a litigation matter of $22 million and other recurring items.

Interest Expense. Interest expense for the three and nine months ended October 31, 2012 decreased $9 million and $12 million, respectively, as compared to the same periods of the prior year primarily due to the payment of $550 million in July 2012 to settle the 6.25% notes at maturity.

Interest expense for Science Applications decreased $10 million for the three months ended October 31, 2012 as compared to the same period of the prior year, reflecting a $1 million decrease in interest on its note with SAIC and a $9 million decrease in interest on third-party debt, which was primarily due to the payment of the $550 million notes discussed above. Interest expense for Science Applications decreased $17 million for the nine months ended October 31, 2012 as compared to the same period of the prior year, reflecting a $5 million decrease in interest on its note with SAIC and a $12 million decrease in interest on third-party debt. Interest expense related to Science Application’s note with SAIC may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.

Provision for Income Taxes. The provision for income taxes increased $22 million to $65 million (36.7% as a percentage of income from continuing operations before income taxes) for the three months ended October 31, 2012 as compared to the same period in the prior year. The prior year period provision for income taxes includes the effect of the estimated non-deductible portion of the CityTime loss provision recorded in the prior year quarter. The current year period provision for income taxes includes the deductibility of quarterly dividends paid on shares held by the SAIC Retirement Plan (an employee stock ownership plan) partially offset by a decrease in the domestic manufacturer’s deduction and expiration of the federal research and development tax credit on December 31, 2011.

The provision for income taxes as a percentage of income from continuing operations before income taxes was 36.4% and 56.3% for the nine months ended October 31, 2012 and 2011, respectively. The decrease in the provision for income taxes as a percentage of income from continuing operations was primarily attributable to the estimated non-deductible portion of the CityTime loss provision recorded in the prior year period, a change in the estimated deductible amount of a prior year legal settlement and the tax deductibility of quarterly dividends paid on shares held by the SAIC Retirement Plan (an employee stock ownership plan), partially offset by a decrease in the domestic manufacturer’s deduction and expiration of the federal research and development tax credit on December 31, 2011.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the IRS for fiscal years prior to and including fiscal 2008. We also settled fiscal 2011 as a result of our participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of the CAP, we endeavor to agree with the IRS on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

As of October 31, 2012, we had liabilities for uncertain tax positions of $133 million, $31 million of which were classified as other long-term liabilities in the consolidated balance sheet. Subsequent to October 31, 2012, we entered into an issue resolution agreement with the IRS with respect to the tax deductible portion of the CityTime payment. The resolution of this tax matter will result in a $102 million reduction in our uncertain tax positions and a $96 million reduction in income tax expense during the fourth quarter of our fiscal year 2013.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $0.61 per share to $0.33 per share for the three months ended October 31, 2012 as compared to the same period in the prior year primarily due to the increase in income from continuing operations primarily attributable the impact of the CityTime loss provision in the prior year period partially offset by a 5 million, or 2%, increase in the diluted weighted average number of shares outstanding. Diluted EPS from continuing operations increased $0.57 per share to $0.99 per share for the nine months ended October 31, 2012 as compared to the same period in the prior year due to the increase in income from continuing operations primarily attributable to the impact of the CityTime loss provision in the prior year period in addition to a 6 million, or 2%, decline in the diluted weighted average number of shares outstanding due to stock repurchases in previous quarters.

Discontinued Operations. From time to time, we may dispose (or management may commit to plans to dispose) of non-strategic components of our business, which are reclassified as discontinued operations for all periods presented.

In November 2012, we sold certain components of our business, which were historically included in the Health, Energy and Civil Solutions segment, primarily focused on providing operational test and evaluation services.

In fiscal 2012, in order to better align our business portfolio with our strategy, we sold certain components of our business, which were historically included in the Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies. We received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million related to this sale. Under terms of the definitive agreement, we retained the assets and obligations of our defined benefit pension plan in the United Kingdom. We have classified the operating results of these business components, including pension expense through the date of sale, as discontinued operations. Following the asset sale, as a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets, are recorded in continuing operations.

The pre-sale operating results of these discontinued operations were as follows:

	Nine Months Ended October 31
	2012	2011
	(in millions)
Revenues	$55	$140
Costs and expenses:
Cost of revenues	48	114
Selling, general and administrative expenses	3	12
Operating income	$4	$14

Income from discontinued operations also includes other activity that is immaterial and not reflected in the amounts above.

Net Income. Net income increased $201 million and $119 million for the three and nine months ended October 31, 2012, respectively, as compared to the same periods in the prior year. The increases in net income for the three and nine months ended October 31, 2012 as compared to the same periods in the prior year are primarily due to an increase in income from continuing operations partially offset by a decrease in income from discontinued operations.

Net income for Science Applications increased $203 million and $122 million for the three and nine months ended October 31, 2012, respectively, as compared to the same periods in the prior year for the reasons described above.

Diluted EPS. Diluted EPS increased $0.60 per share to $0.33 per share and $0.37 per share to $1.00 per share for the three and nine months ended October 31, 2012, respectively, as compared to the same periods in the prior year primarily due to the reasons discussed above for diluted EPS from continuing operations.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Subsequent Event

Subsequent to October 31, 2012, our management decided to eliminate approximately 700 positions in order to align our cost structure for greater competitiveness. This management decision will result in an estimated severance charge of approximately $15 million during the fourth quarter of fiscal year 2013.

Liquidity and Capital Resources

We had $531 million in cash and cash equivalents at October 31, 2012, which were primarily comprised of cash held in insured bank deposits and investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in fiscal 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, expenses related to the planned separation transaction, capital expenditures, acquisitions of businesses, stock repurchases and dividends. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $531 million and $1.592 billion at October 31, 2012 and January 31, 2012, respectively. The following table summarizes cash flow information for the periods presented:

	Nine Months Ended October 31
	2012	2011
	(in millions)
Total cash flows provided by operating activities of continuing operations	$134	$627
Total cash flows used in investing activities of continuing operations	(517)	(185)
Total cash flows used in financing activities of continuing operations	(683)	(454)
Increase in cash and cash equivalents from discontinued operations	5	107
Effect of foreign exchange rate changes on cash and cash equivalents	—	1
Total increase (decrease) in cash and cash equivalents	$(1,061)	$96

Cash Provided by (Used in) Operating Activities of Continuing Operations. Cash flows from operating activities of continuing operations decreased $493 million for the nine months ended October 31, 2012 as compared to the same period in the prior year. Cash flows from operating activities of continuing operations were primarily impacted by a $500 million cash settlement payment related to the CityTime program described in Note 10 of the combined notes to the condensed consolidated financial statements and an additional payroll payment made in the current year period partially offset by a reduction in the average time to collect receivables. Days sales outstanding were 61 days for the three months ended October 31, 2012 compared to 71 days for the same period in the prior year.

Any differences in cash flows from operating activities of continuing operations for Science Applications as compared to SAIC are primarily attributable to changes in interest payments made on the related party note.

Cash Used in Investing Activities of Continuing Operations. We used $517 million of cash in support of investing activities of continuing operations during the nine months ended October 31, 2012, including $478 million to acquire a business and $43 million to purchase property, plant and equipment. We used $185 million of cash in support of investing activities of continuing operations during the nine months ended October 31, 2011 including $216 million to acquire two businesses and $48 million to purchase property, plant and equipment, partially offset by $78 million of proceeds from the sale of real estate.

Cash Used in Financing Activities of Continuing Operations. We used $683 million of cash in support of financing activities of continuing operations during the nine months ended October 31, 2012, including $550 million to settle notes payable at maturity in July 2012, payment of dividends of $124 million and $21 million to repurchase shares of our stock. We used $454 million of cash in support of financing activities of continuing operations during the nine months ended October 31, 2011, including $470 million to repurchase shares of our stock.

Science Applications used cash in financing activities of continuing operations of $883 million during the nine months ended October 31, 2012, including $550 million to settle notes payable at maturity in July 2012 and repayments on the related party note with SAIC of $369 million partially offset by proceeds from the related party note with SAIC of $40 million. Science

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Applications used cash from financing activities of continuing operations of $451 million during the nine months ended October 31, 2011, including repayments on the related party note with SAIC of $1.047 billion partially offset by proceeds from the related party note with SAIC of $601 million.

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

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	October 31, 2012	January 31, 2012
	(dollars in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which matured in July 2012	6.25%	6.50%	—	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2018	0-2.5%	Various	6	9
Total notes payable and long-term debt			1,299	1,852
Less current portion			2	553
Total notes payable and long-term debt, net of current portion			$1,297	$1,299
Fair value of notes payable and long-term debt			$1,449	$2,011

We paid $550 million to settle the 6.25% notes at maturity in July 2012.

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of October 31, 2012.

Credit Facility. SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate through March 2016. As of October 31, 2012 and January 31, 2012, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility contains financial covenants and customary restrictive covenants. We were in compliance with all covenants under the revolving credit facility as of October 31, 2012. A failure to meet the financial covenants in the future would reduce and could eliminate our borrowing capacity under the revolving credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts and surety bonds outstanding principally related to performance and payment bonds as described in Note 11 of the combined notes to the condensed consolidated financial statements for the three and nine months ended October 31, 2012 contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. We have also entered into an agreement with a variable interest entity (VIE) in connection with a renewable energy project as described in Note 11 of the combined notes to the condensed consolidated financial statements for the three and nine months ended October 31, 2012 contained within this Quarterly Report on Form 10-Q.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 10 and 11 of the combined notes to the condensed consolidated financial statements for the three and nine months ended October 31, 2012 contained within this Quarterly Report on Form 10-Q.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the nine months ended October 31, 2012.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The limitation of this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure is that internal revenue growth (contraction) percentage is one of two components of the total revenue growth (contraction) percentage, which is the most directly comparable GAAP financial measure. We address this limitation by presenting the total revenue growth (contraction) percentage next to or near disclosures of internal revenue growth (contraction) percentage. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth (contraction) percentage is not necessarily comparable to similarly titled financial measures presented by other companies. Internal revenue growth (contraction) percentages for the three and nine months ended October 31, 2012 were calculated as follows:

	Three Months Ended October 31, 2012	Nine Months Ended October 31, 2012
	(dollars in millions)
Defense Solutions:
Prior year period’s revenues, as reported	$1,117	$3,339
Revenues of acquired businesses for the comparable prior year period	—	—
Prior year period’s revenues, as adjusted	$1,117	$3,339
Current year period’s revenues, as reported	1,183	3,597
Internal revenue growth	$66	$258
Internal revenue growth percentage	6%	8%

Health, Energy and Civil Solutions:
Prior year period’s revenues, as reported	$726	$1,997
Revenues of acquired businesses for the comparable prior year period	46	127
Prior year period’s revenues, as adjusted	$772	$2,124
Current year period’s revenues, as reported	743	2,077
Internal revenue contraction	$(29)	$(47)
Internal revenue contraction percentage	(4)%	(2)%

Intelligence and Cybersecurity Solutions:
Prior year period’s revenues, as reported	$947	$2,691
Revenues of acquired businesses for the comparable prior year period	—	—
Prior year period’s revenues, as adjusted	$947	$2,691
Current year period’s revenues, as reported	945	2,792
Internal revenue growth (contraction)	$(2)	$101
Internal revenue growth (contraction) percentage	—%	4%

Total*:
Prior year period’s revenues, as reported	$2,790	$8,026
Revenues of acquired businesses for the comparable prior year period	46	127
Prior year period’s revenues, as adjusted	$2,836	$8,153
Current year period’s revenues, as reported	2,870	8,462
Internal revenue growth	$34	$309
Internal revenue growth percentage	1%	4%

*	Total revenues include amounts related to Corporate and Other and intersegment eliminations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended October 31, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2012, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our President and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of SAIC’s and Science Applications’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2012, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 10 of the combined notes to condensed consolidated financial statements for the three and nine months ended October 31, 2012 contained within this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors.

Except for the risk factors described below, there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2012 and July 31, 2012.

A decline in the U.S. Government defense budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.

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

The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. In addition, unless the Budget Control Act of 2011 is amended, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years will be triggered beginning in the U.S. Government fiscal year ending September 30, 2013 (GFY13). These spending cuts are expected to further reduce DoD and homeland security spending, as well as other federal agency spending. In September 2012, the Office of Management and Budget delivered to Congress a report detailing how sequestration would be implemented. While the report included estimated GFY13 reductions by discretionary budget account, it failed to describe how reductions would occur at levels below the account level (i.e., at the project, program and activity level). As a result, there remains significant uncertainty about how the federal government would implement sequestration, currently set to begin in January 2013. Following the November 2012 elections, while the possibility of sequestration, as well as scheduled tax expirations, and other issues associated with the “fiscal cliff” continue to be the top priority for the Obama Administration and Congress, we cannot predict the outcome of any ongoing discussions to address these matters. In light of the current uncertainty, we are not able to predict the potential impact of possible sequestration on our company or our financial results. However, we expect that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts and programs and could adversely impact our operations and financial results.

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

The following table presents repurchases of SAIC common stock during the quarter ended October 31, 2012:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2012 – August 31, 2012	8,792	$11.60	—	40,000,000
September 1, 2012 – September 30, 2012	46,475	12.30	—	40,000,000
October 1, 2012 – October 31, 2012	31,491	11.93	—	40,000,000

Total	86,758	12.09	—

(1)	Includes shares purchased as follows:

	August	September	October
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	8,792	46,475	31,491

(2)	We may repurchase up to 40 million shares of SAIC common stock under the 2012 Repurchase Program, which was publicly announced in March 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Administrative Agreement between Science Applications International Corporation and the United States Army on behalf of the U.S. Government, dated August 21, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on August 21, 2012 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2012

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

Date: December 5, 2012

Science Applications International Corporation

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Administrative Agreement between Science Applications International Corporation and the United States Army on behalf of the U.S. Government, dated August 21, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on August 21, 2012 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.