Form 10-K
period 2013-01-31
SCIENCE APPLICATIONS INTERNATIONAL CORP; SAIC, Inc.
filed 2013-03-27
CIK 353394, 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of July 31, 2012, the aggregate market value of SAIC, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $3,314,483,629

The number of shares issued and outstanding of each registrant’s classes of common stock as of March 8, 2013 was as follows:

SAIC, Inc.	341,917,569 shares of common stock ($.0001 par value per share)
Science Applications International Corporation	5,000 shares of common stock ($.01 par value per share) held by SAIC, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SAIC, Inc.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-K

PART I

Item 1. Business

The Company

SAIC is a holding company. Its principal operating company, Science Applications, was formed in 1969. In October 2006, in connection with SAIC becoming a publicly-traded company, Science Applications completed a reorganization merger in which it became a 100%-owned subsidiary of SAIC, after which SAIC completed an initial public offering of its common stock.

We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Science Applications and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2013 as “fiscal 2013”.

We are a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS), and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets. Our business is focused on using deep domain knowledge to solve problems of vital importance to the nation and the world, in the areas of national security, energy and the environment, critical infrastructure and health. We are focusing our investments in our strategic growth areas including: intelligence, surveillance and reconnaissance; cybersecurity; logistics, readiness and sustainment; energy and environment; and health information technology. In each of the last three fiscal years, we generated over 85% of our total revenues from contracts with the U.S. Government, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. Government.

In August 2012, we announced that our board of directors authorized management to pursue a plan to separate into two independent, publicly traded companies: (i) a company focused on technical, engineering and enterprise information technology services; and (ii) a company focused on delivering science and technology solutions primarily in the areas of national security, engineering and health. The proposed separation is intended to take the form of a tax-free spin-off of the technical, engineering and enterprise information technology services business. The separation transaction is expected to occur in the latter half of calendar year 2013, subject to final approval of the board of directors and certain other customary conditions, including receipt of an opinion from tax counsel and a ruling from the Internal Revenue Service (IRS) as to the tax free nature of the transaction. Management is continuing to develop detailed plans on capital structure, management, governance and other significant matters. Although we expect that the separation of our businesses will be completed, there can be no assurance that a separation will ultimately occur. Upon completion of the separation transaction, the operating results of the separated business will be included in discontinued operations. See “Item 1A—Risk Factors” contained in this Annual Report on Form 10-K for certain risk factors relating to the proposed separation transaction.

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

SAIC, Inc. Annual Report  1

PART I

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

In preparation for the proposed separation transaction which is expected to occur in the latter half of calendar year 2013, effective February 1, 2013, we transferred certain business operations primarily focused on providing enterprise information technology services to federal civilian agencies of the U.S. Government from the Health, Engineering, and Civil Solutions segment to the Defense Solutions segment. We also transferred certain business operations primarily focused on providing command, control, communications, and computer solutions to the DoD from the Defense Solutions segment to the Intelligence and Cybersecurity Solutions segment. As a result, our operating segments for fiscal 2014 will be reflective of this new business alignment, and one of our operating segments will represent the entirety of the technical, engineering and enterprise information services business that will be included in the separation transaction.

Defense Solutions

Defense Solutions provides systems engineering and specialized technical services and solutions in support of command and control, communications, modeling and simulation, logistics, readiness and sustainment and network operations to a broad customer base within the defense industry. Defense Solutions helps design and implement advanced, networked command and control systems to enable U.S. and allied defense customers to plan, direct, coordinate and control forces and operations at strategic, operational and tactical levels. Defense Solutions also provides a wide range of logistics, product support and force modernization solutions, including supply chain management, demand forecasting, distribution, sustaining engineering, maintenance and training services, to enhance the readiness and operational capability of U.S. military personnel and their weapons and support systems. Major customers of Defense Solutions include most branches of the U.S. military. Defense Solutions represented 42%, 40% and 43% of total revenues for fiscal 2013, 2012 and 2011, respectively.

Health, Energy and Civil Solutions

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design, construction, electronic health record implementations and other sophisticated IT services across a broad federal and commercial customer base. These services and solutions range from engineering, design and construction services, energy management, renewables and energy distribution/smart-grid, to healthcare IT, data management and analytics, health infrastructure and biomedical support and research. Health, Energy and Civil Solutions also provides integrated security solutions and training expertise in the detection of chemical, biological, radiological, nuclear and explosive threats and designs and develops products and applied technologies that aid anti-terrorism and homeland security efforts, including border, port and security inspection systems and checked baggage explosive detection systems. Major customers of Health, Energy and Civil Solutions primarily include the U.S. federal government, state and local governmental agencies, foreign governments and commercial enterprises in various industries. Health, Energy and Civil Solutions represented 25%, 26% and 25% of total revenues for fiscal 2013, 2012 and 2011, respectively.

Intelligence and Cybersecurity Solutions

Intelligence and Cybersecurity Solutions provides systems and services focused on intelligence, surveillance, reconnaissance and cybersecurity across a broad spectrum of national security programs. Intelligence and Cybersecurity Solutions provides

2  SAIC, Inc. Annual Report

PART I

quick reaction, manned and unmanned airborne, maritime, space and ground-based surveillance systems which leverage an understanding of the underlying physics of operating in space, weight and power-constrained environments. Intelligence and Cybersecurity Solutions also provides intelligence collection, processing, exploitation, and dissemination solutions, including systems designed to optimize decision-making in high rate, large volume, and complex data environments. Intelligence and Cybersecurity Solutions provides cybersecurity technology and information management solutions, analytics and forensics, accreditation and testing services, and products that protect data, applications, and modern information technology infrastructures from advanced and persistent threats as well as mission support in the geospatial, intelligence analysis, technical operations, and linguistics domains. Major customers of Intelligence and Cybersecurity Solutions include national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex. Intelligence and Cybersecurity Solutions represented 33%, 34% and 32% of total revenues for fiscal 2013, 2012 and 2011, respectively.

Corporate and Other

Corporate and Other includes the operations of our internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by our U.S. Government customers and certain other revenue and expense items excluded from a reportable segment’s performance.

For additional information regarding our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and Note 15 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Acquisitions

The acquisition of businesses is part of our growth strategy to provide new or enhance existing capabilities and offerings to customers and to establish new or enhance existing relationships with customers. During the last five fiscal years, we have completed 14 acquisitions, most notably:

•

In fiscal 2013, we acquired maxIT Healthcare Holdings, Inc., a provider of clinical, business and information technology services primarily to commercial hospital groups and other medical delivery organizations. This acquisition by our Health, Energy and Civil Solutions segment expanded our commercial consulting practice in electronic health record (EHR) implementation and optimization and strengthened our capabilities to provide these services to our federal healthcare customers as those customers migrate to commercial off-the-shelf EHR applications.

•

In fiscal 2012, we acquired Vitalize Consulting Solutions, Inc., a provider of clinical, business and information technology services for healthcare enterprises. This acquisition by our Health, Energy and Civil Solutions segment expanded our capabilities in both federal and commercial markets to help customers better address EHR implementation and optimization demand.

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

SAIC, Inc. Annual Report  3

PART I

Divestitures

From time to time, we divest non-strategic components of our business. During the last five fiscal years, our most notable divestitures included:

•

In fiscal 2013, we completed the sale of certain components of our business, which were historically included in our Health, Energy and Civil Solutions segment, primarily focused on providing operational test and evaluation services to U.S. Government customers.

•

In fiscal 2012, we completed the sale of certain components of our business which were historically included in our Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies.

Key Customers

Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States. In each of fiscal 2013, 2012 and 2011, over 85% of our total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during each of the last three fiscal years from each of the U.S. Army and U.S. Navy. Each of these customers has a number of subsidiary agencies which have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.

The percentage of total revenues attributable to the U.S. Army and U.S. Navy for each of the last three fiscal years was as follows:

	Year Ended January 31
	2013	2012	2011
U.S. Army	28%	26%	23%
U.S. Navy	13	13	13

Contract Procurement

Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. The U.S. Government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. Government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. Government customers to increasingly purchase services and products using contracting methods that give them the ability to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single award contracts. The predominant contracting methods through which U.S. Government agencies procure services and products include the following:

•

Single Award Contracts. U.S. Government agencies may procure services and products through single award contracts which specify the scope of services or products purchased and identify the contractor that will provide the specified services or products. When an agency has a requirement, the agency will issue a solicitation or request for proposal to which interested contractors can submit a proposal. The process of issuing solicitations or request for proposals and evaluating contractor bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of services or products from the single successful awardee.

•

Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. The U.S. Government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. Government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multiple-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multiple-award IDIQ contracts that are open for any government agency to use for procurement are commonly referred to as “government-wide acquisition contracts”. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. Government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract, and in the case of a multiple-award IDIQ, the contractor from which such purchases may be made.

4  SAIC, Inc. Annual Report

PART I

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

Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time through a termination for the convenience of the U.S. Government. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed where the U.S. Government issues a termination for convenience. These regulations and risks are described in more detail below under “Business–Regulation” and “Risk Factors” in this Annual Report on Form 10-K.

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

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2013, 2012 and 2011, see “Key Performance Measures—Contract Types” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  5

PART I

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K. We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time through a termination for the convenience of the U.S. Government. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. For additional discussion and analysis of backlog, see “Key Performance Measures—Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Competition

Competition for contracts is intense and we often compete against a large number of established multinational corporations which may have greater name recognition, financial resources and larger technical staffs than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. Government’s own capabilities and federal non-profit contract research centers. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts, and bid against these same companies in other situations. We believe that our principal competitors currently include the following companies:

•

the engineering and technical services divisions of large defense contractors which provide U.S. Government IT services in addition to other hardware systems and products, including companies such as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, BAE Systems plc, L-3 Communications Corporation and Raytheon Company;

•

contractors focused principally on technical services, including U.S. Government IT services, such as Battelle Memorial Institute, Booz Allen Hamilton Inc., Engility Holdings, Inc., CACI International Inc, ManTech International Corporation, Serco Group plc and SRA International, Inc.;

•

diversified commercial and U.S. Government IT providers, such as Accenture plc, Computer Sciences Corporation, HP Enterprise Services, International Business Machines Corporation and Unisys Corporation;

•	contractors who provide engineering, consulting, design and construction services, such as Jacobs Engineering Group, URS Corporation, KBR, Inc. and CH2M Hill Companies Ltd.; and

•

contractors focused on supplying homeland security product solutions, including American Science and Engineering, Inc., OSI Systems, Inc., L-3 Communications Corporation, General Electric Company and Smiths Group plc and contractors providing supply chain management and other logistics services, including Agility Logistics Corp.

We compete on various factors, including our technical expertise and qualified professional and/or security-cleared personnel, our ability to deliver innovative cost-effective solutions in a timely manner, successful program execution, our reputation and standing with customers, pricing and the size and geographic presence of our company.

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

6  SAIC, Inc. Annual Report

PART I

Research and Development

We conduct research and development activities under customer-funded contracts and with company-funded internal research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. IR&D expenses are included in selling, general and administrative expenses and are generally allocated to U.S. Government contracts. In fiscal 2013, 2012 and 2011, our company-funded IR&D expense was $64 million, $92 million and $55 million, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.

Seasonality

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter ending October 31. In addition, as a result of the cyclical nature of the U.S. Government budget process and a greater number of holidays in our fourth fiscal quarter ending January 31, as compared to our third fiscal quarter ending October 31, we typically experience sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 19 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Regulation

We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including to the DoD, the intelligence community and DHS. When working with these and other U.S. Government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. Among other things, these laws and regulations:

•	require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts;

•

require reviews by the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and other U.S. Government agencies of compliance with government standards for a contractor’s business systems;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•	require us not to compete for work if an organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated.

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

SAIC, Inc. Annual Report  7

PART I

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

Employees and Consultants

As of January 31, 2013, we employed approximately 40,000 full and part-time employees. We also utilize consultants to provide specialized technical and other services on specific projects.

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

Company Website and Information

Our website can be accessed at www.saic.com. The website contains information about our company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.

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

We generated over 85% of our total revenues during each of the last three fiscal years from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during each of the last three fiscal years from each of the U.S. Army and U.S. Navy. We expect to continue to derive most of our revenues from work

8  SAIC, Inc. Annual Report

PART I

performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and growing our revenues. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues and growth prospects would be adversely affected.

A decline in the U.S. Government defense budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.

Revenues under contracts with the DoD, either as a prime contractor or subcontractor to other contractors, represented approximately 70% of our total revenues in fiscal 2013. Levels of DoD spending are difficult to predict and subject to significant risk. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, including the Budget Control Act of 2011, designed to reduce overall levels of government spending, including through sequestration, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors.

The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over nine years which are being implemented beginning in the current U.S. Government fiscal year ending September 30, 2013 (GFY13). These reduction targets will further reduce DoD and other federal agency budgets. Although the Office of Management and Budget has recently provided guidance to agencies on implementing sequestration cuts, there remains much uncertainty about how exactly sequestration cuts will be implemented and the impact those cuts will have on contractors supporting the government. In light of the current uncertainty, we are not able to predict the impact of budget cuts, including sequestration, on our company or our financial results. However, we expect that budgetary constraints and concerns related to the national debt will continue to place downward pressure on DoD spending levels and that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts – particularly those with unobligated balances—and programs and could adversely impact our operations, financial results and growth prospects.

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

The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being cancelled. We have from time to time experienced a decline in revenues in our fourth quarter ending January 31 and beyond as a result of this annual budget cycle, and we could experience similar declines in revenues from future delays in the budget process. Certain agencies of the U.S. Government do not have approved GFY13 spending bills and are operating under a continuing resolution through September 30, 2013. The continuing resolution contains standard restrictions, including no new program starts and no program increases beyond current service levels which could adversely impact our future revenues and growth prospects. In years when the U.S. Government fails to complete its budget process or to provide for a continuing resolution,

SAIC, Inc. Annual Report  9

PART I

a federal government shutdown may result. A federal government shutdown could in turn result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, or the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, when supplemental appropriations are required to operate the U.S. Government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.

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

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant statutes and regulations that affect us include:

•	the FAR and supplements, which regulate the formation, administration and performance of U.S. Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

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

The FAR and many of our U.S. Government contracts contain organizational conflict of interest clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. Organizational conflicts of interest arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. A conflict of interest issue that precludes our competition for or performance on a significant program or contract could harm our prospects.

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

U.S. Government agencies, including the DCAA, DCMA and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system.

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

10  SAIC, Inc. Annual Report

PART I

A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our remediations are accepted by DCMA. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various business systems from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

Our indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2005 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our business is subject to governmental review and investigation which could adversely affect our financial position, operating results and growth prospects.

We are routinely subject to governmental investigations relating to compliance with various laws and regulations with respect to our role as a contractor to federal, state and local government customers and in connection with performing services in countries outside the United States. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our revenues, profitability, cash position and future prospects could be adversely affected. More generally, increases in scrutiny and investigations from government organizations, legislative bodies or agencies into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation, revenues, profitability and growth prospects.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.

Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. Government has increasingly relied on contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. For example, during fiscal 2013, we were not awarded the successor contract to the DISN Global Solutions (DGS) program with the Defense Information Systems Agency. In fiscal 2013, we recognized approximately $425 million in revenue on this program. Revenues from the DSG program are expected to be approximately $40 million over the first half of fiscal 2014 as the activity transitions to the successor contractor. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful

SAIC, Inc. Annual Report  11

PART I

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

The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve or sustain revenue growth and may suffer a decline in revenues and profitability.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. Government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.

We have experienced and continue to experience periodic performance issues under certain of our contracts. Some of our contracts involve the development of complex systems and products to achieve challenging customer goals in a competitive procurement environment. As a result, we sometimes experience technological or other performance difficulties, which have in the past and may in the future result in delays, cost overruns and failures in our performance of these contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.

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

The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete.

A failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. Additionally, we are concurrently completing the relocation of our corporate functions and the planned separation transaction, which has resulted in higher than typical employee turnover and will result in the transfer of

12  SAIC, Inc. Annual Report

PART I

personnel to the technical, engineering and enterprise information technology services business. While we are hiring and training replacement personnel, there is little redundancy or overlap of responsibilities in our corporate functions and loss of key personnel in critical functions could lead to lack of business continuity or disruptions in our operations, financial reporting or control processes.

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

As of January 31, 2013 our total backlog was $17.9 billion including $5.4 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or in some cases never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenues under various types of contracts, which include cost reimbursement, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts are generally less profitable than FFP contracts. Our operating results in any period may also be affected, positively or negatively, by customer’s variable purchasing patterns of our more profitable proprietary products.

Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 29% of our total revenues for fiscal 2013. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

We use estimates in recognizing revenues and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

Revenues from our contracts are primarily recognized using the percentage-of-completion method or on the basis of partial performance towards completion. These methodologies require estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results.

Our failure to comply with the terms of our deferred prosecution agreement or our administrative agreement would have a material adverse effect on our business and future prospects.

In connection with the resolution of certain investigations related to our CityTime contract, we entered into a three year deferred prosecution agreement with the U.S. Attorney’s Office for the Southern District of New York. We also entered into a five year administrative agreement with the Army on behalf of the U.S. Government in order to confirm our continuing

SAIC, Inc. Annual Report  13

PART I

eligibility to enter into and perform contracts with the U.S. Government. Our compliance with the terms and conditions of both the deferred prosecution agreement and the administrative agreement, including the appointment of an independent monitor, will require significant resources and management involvement. If we fail to comply with the deferred prosecution agreement, including its ongoing legal and regulatory compliance obligations, the U.S. Attorney’s Office may extend the term of the deferred prosecution agreement or independent monitor or we could face criminal prosecution, additional damages and penalties. If we fail to comply with the administrative agreement, the Army may extend the term of the administrative agreement or initiate suspension or debarment proceedings against us. The CityTime investigations received adverse publicity and we are required to disclose information concerning the deferred prosecution agreement in certain proposals for contracts, which may make it more difficult to compete effectively and may adversely affect our revenues and growth prospects. In addition, we continue to be subject to risks in connection with government reviews and investigations and other legal disputes unrelated to the CityTime matter, which may subject us to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies.

Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.

We are subject to a number of lawsuits and claims described in “Legal Proceedings” in Part 1 of this Annual Report on Form 10-K, as may be updated in our future filings with the SEC, including our Quarterly Reports on Form 10-Q. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims, including those described in “Legal Proceedings,” are subject to inherent uncertainties and management’s view of these matters may change in the future.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. For example, the SEC’s adoption of a complicated new rule requiring certain disclosures about “conflict minerals” in certain products increases our compliance costs, requires management attention and could reduce our profitability and expose us to additional risk. We are also focused on expanding our business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

Our business and financial results could be negatively affected by cyber or other security threats.

As a U.S. Government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we handle sensitive information. Therefore, we are continuously exposed to cyber attacks and other security threats, including physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information systems and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident. We may experience similar security threats to the information

14  SAIC, Inc. Annual Report

PART I

technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could expose us to claims, contract terminations and damages and could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, as well as projects to separate our information technology infrastructure in connection with the planned separation transaction, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Customer systems failures could damage our reputation and adversely affect our revenues and profitability.

Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cybersecurity threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

We have contracts with the U.S. Government that are classified, which may limit investor insight into portions of our business.

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

We selectively pursue strategic acquisitions, investments and joint ventures. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including:

•	we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;

•

we may not be able to accurately estimate the financial effect of acquisitions and investments on our business and we may not realize anticipated synergies or acquisitions may not result in improved operating performance;

•	we may encounter performance problems with acquired technologies, capabilities and products, particularly with respect to those that are still in development when acquired;

SAIC, Inc. Annual Report  15

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

Goodwill and other intangible assets represent approximately 40% of our total assets and any impairment of these assets could negatively impact our results of operations.

Intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

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

16  SAIC, Inc. Annual Report

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

In some projects, we may commit substantial resources before receiving payments, either because of project cash flow timing or because we agree to delay payment for services until after project completion. We may also provide interim or other financing before the project is completed or otherwise secures capital from other sources. If a project is not successful, if a customer is unable to repay us, or if any source of financing does not provide its anticipated capital, we could incur losses, including amounts relating to work performed prior to execution of a customer contract or in connection with financing we provided, which would have an adverse effect on our financial position and cash flows. Tight credit or equity markets could increase this risk, as customers or other financing sources may be unable to secure funds.

Our services and operations sometimes involve using, handling or disposing of hazardous substances, which could expose us to potentially significant liabilities.

Some of our services and operations involve the assessment or remediation of environmental hazards, as well as the use, handling or disposal of hazardous substances. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government. Our current and previous ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we have any violations of, or incur liabilities pursuant to, these laws or regulations, our financial condition and operating results could be adversely affected.

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

We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. If any of our third-party insurers fail, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims or losses exceed our current or available insurance coverage, our business, financial position, operating results and

SAIC, Inc. Annual Report  17

PART I

prospects may be harmed. Regardless of the adequacy of our liability insurance coverages, any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues.

We face risks associated with our international business.

Our international business operations may be subject to additional and different risks than our U.S. business. Failure to comply with U.S. Government laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on our business with the U.S. Government and could expose us to administrative, civil or criminal penalties. Additionally, these risks relating to international operations may expose us to potentially significant contract losses.

In some countries, there is an increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. International transactions can also involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes, restrictive trade policies and differing legal systems. We provide services and products in support of U.S. Government customers in countries with governments that may be or may become unstable, which increases the risk of an incident resulting in injury or loss of life, or damage or destruction of property, or inability to meet our contractual obligations. Although our international operations have historically generated a small proportion of our revenues, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect our business.

Our financial results may be adversely affected by our underfunded United Kingdom pension plan.

Our financial results may be adversely impacted by the expense amount that we record for a pension plan that we sponsor in the United Kingdom for plan participants that primarily performed services on an expired customer contract. While benefits are no longer accruing under this plan, we have continuing defined benefit pension obligations with respect to certain plan participants.

We recognize all net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (which is referred to as the “corridor”) annually in continuing operations in the fourth quarter of each fiscal year and whenever a plan is remeasured, which may cause our pension expense in our fourth quarter to be volatile and our financial results to fluctuate, potentially adversely. Our pension plan expense and the amount and timing of required contributions may also be affected by economic factors, such as the level of return on pension plan assets and changes in interest rates, legislation and other government regulatory changes.

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

18  SAIC, Inc. Annual Report

PART I

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

Risks Relating to the Proposed Separation Transaction

We are pursuing a plan to spin-off our technical, engineering and enterprise information technology services business into a new, independent publicly traded company. We are incurring significant costs in connection with this transaction, which also requires significant time and attention of our management and we may not be able to complete the transaction or, if the transaction is completed, realize the anticipated benefits.

In August 2012, we announced a plan to separate into two independent public companies through a spin-off of our technical, engineering and enterprise information technology services business. Completion of the transaction will be contingent upon the approval of our board of directors, our receipt of an opinion from tax counsel and a ruling from the IRS as to the tax-free nature of the transaction, the effectiveness of a Registration Statement on Form 10 and certain other conditions. Additionally, our ability to complete the spin-off in a timely manner, if at all, could be affected by several factors, including but not limited to:

•	our ability to obtain any necessary financing for the newly-created entity on acceptable terms;

•	our ability to obtain any necessary consents or approvals;

•	changes in governmental regulations;

•	changes in the underlying businesses, contracts, or customers; and

•	political and economic conditions at the time of the transaction.

For these and other reasons, we may not be able to complete the spin-off within the expected time frame or at all. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the spin-off, including additional revenues as a result of removing certain organizational conflicts of interest and a reduced cost structure. Moreover, we have incurred and will continue to incur significant costs in connection with this transaction, which has and will affect our profitability and operating results through completion of the transaction. Executing the proposed spin-off also requires significant time and attention from management, which could distract them from other tasks in operating our business and executing our other strategic initiatives.

The proposed spin-off of our technical, engineering and enterprise information technology services business could result in substantial tax liability to us and our stockholders.

Among the conditions to completing the spin-off will be our receipt of a private letter ruling from the IRS and an opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions will qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made in the private letter ruling request or the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the ruling or the opinion. Furthermore, the opinion will cover certain matters on which the IRS does not rule and will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and such challenge could prevail.

If, notwithstanding receipt of the private letter ruling and opinion, the spin-off and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who receives shares of the new company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder’s tax liability.

Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of the new technical, engineering and enterprise information technology services company are deemed to be part of a plan or series of related transactions that include the spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-

SAIC, Inc. Annual Report  19

PART I

off, we expect to enter into a tax matters agreement with the new company, under which it will agree not to enter into any transaction without our consent that could cause any portion of the spin-off to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities may discourage, delay or prevent a change of control of us or of the technical, engineering and enterprise information technology services business.

Risks Relating to SAIC’s Stock

We cannot assure you that we will continue to pay dividends on SAIC common stock.

In March 2012, our board of directors approved the initiation of a quarterly dividend program. The timing, declaration, amount and payment of any future dividends fall within the discretion of our board of directors and will depend on many factors, including our available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our board of directors considers relevant. A change in our dividend program could have an adverse effect on the market price of SAIC common stock.

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

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:

•

developments in the U.S. Government defense budget, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, or delays in the U.S. Government budget process or approval of raising the debt ceiling;

20  SAIC, Inc. Annual Report

PART I

•	delays in the U.S. Government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;

•	changes in U.S. Government procurement rules, regulations, and practices;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	governmental reviews, audits and investigations of our company;

•	our ability to effectively compete and win contracts with the U.S. Government and other customers;

•	our ability to attract, train and retain skilled employees, including our management team, and to obtain security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	our ability to comply with certain agreements entered into in connection with the CityTime matter;

•	resolution of legal and other disputes with our customers and others or legal or regulatory compliance issues;

•	cybersecurity, data security or other security threats, system failures or other disruptions of our business;

•	our ability to effectively acquire businesses and make investments;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to manage performance and other risks related to customer contracts, including complex engineering or design build projects;

•	the failure of our inspection or detection systems to detect threats;

•	the adequacy of our insurance programs designed to protect us from significant product or other liability claims;

•	our ability to manage risks associated with our international business;

•	our ability to declare future dividends based on our earnings, financial condition, capital requirements and other factors, including compliance with applicable law and our agreements;

•

risks associated with the proposed spin-off of our technical, engineering and enterprise information technology services business, such as disruption to business operations, unanticipated expenses, significant transaction costs and/or unknown liabilities, the timing of the spin-off or a failure to complete the proposed spin-off or realize the expected benefits of the proposed spin-off; and

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 31, 2013, we conducted our operations in approximately 386 offices located in 45 states, the District of Columbia and various foreign countries. We consider our facilities suitable and adequate for our present needs. We occupy approximately 9.2 million square feet of floor space. Of this amount, we own approximately 2.1 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C. and San Diego, California metropolitan areas,

SAIC, Inc. Annual Report  21

PART I

where we occupy approximately 2.8 million square feet of floor space and 0.6 million square feet of floor space, respectively. We also have employees working at customer sites throughout the United States and in other countries. As of January 31, 2013, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
McLean, Virginia	4	896,000	18.3
San Diego, California	4	455,000	11.4
Virginia Beach, Virginia	2	159,000	22.5
Huntsville, Alabama	1	102,000	11.3
Columbia, Maryland	1	95,000	7.3
Colorado Springs, Colorado	1	86,000	5.8
Orlando, Florida	1	85,000	18.0
Oak Ridge, Tennessee	1	83,000	12.5
Dayton, Ohio	1	44,000	2.5
Reston, Virginia	1	62,000	2.6

As of January 31, 2013, we had five properties comprising 614,000 square feet of floor space that were classified as held for sale in the consolidated financial statements contained within this Annual Report on Form 10-K. Two of these properties were sold subsequent to January 31, 2013.

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

In addition to the matters disclosed in Note 17, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 18 “Commitments and Contingencies – Government Investigations and Reviews” of the combined notes to the consolidated financial statements contained with this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

22  SAIC, Inc. Annual Report

PART I

Executive and Other Key Officers of the Registrant

The following is a list of the names and ages (as of March 26, 2013) of our executive and other key officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. Except as otherwise noted, each of the persons listed below has served in his or her present capacity for us for at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal. Science Applications became a 100%-owned subsidiary of SAIC in October 2006 through a reorganization merger in connection with SAIC’s initial public offering and listing on the New York Stock Exchange. Accordingly, in the following biographical information, references to terms of service as an officer that begin or continue after the reorganization merger refer to service for both companies, while service prior to the reorganization merger refers to service for Science Applications only.

Name of officer	Age	Position(s) with the company and prior business experience
Amy E. Alving	50	Chief Technology Officer and Senior Vice President since 2007. Dr. Alving held various positions with us since 2005, including serving as Chief Scientist from June 2007 to December 2007. Prior to joining us, Dr. Alving served as the Director of the Special Projects Office with Defense Advanced Research Projects Agency from 2001 to 2005 and was a White House fellow at the Department of Commerce from 1997 to 1998.

Thomas G. Baybrook*	68	Group Chief of Administration and Operations since February 2013. Mr. Baybrook previously served as Group President (Acting) from October 2011 to January 2013. He held various positions with us since joining in 1999, including serving as General Manager of the Defense and Maritime Solutions business unit from May 2005 to October 2011, and Deputy Business Unit Manager of the Defense and Maritime Solutions business unit from January 2005 to May 2005. Upon joining us, Mr. Baybrook led U.S. Navy and Marine Corps marketing efforts for the then Systems Engineering group. Prior to joining us, Mr. Baybrook held various positions with Intergraph Corporation and he is retired from the U.S. Army.

Joseph W. Craver III*	54	Sector President, Health and Engineering, since February 2013. Mr. Craver also served in this same role as Group President since 2007. Mr. Craver previously held various positions with us since 1989, including serving in successive line managerial positions from 1997 to 2007. Prior to joining us, Mr. Craver held various positions with the U.S. Navy nuclear submarine program from 1981 to 1989.

James E. Cuff*	53	Executive Vice President for Corporate Development since 2010. Mr. Cuff has held various positions with us since 1991, including Senior Vice President and General Manager of our Logistics and Engineering Solutions business unit from April 2001 to August 2010. Prior to joining us through our acquisition of Logistics Systems Architects in 1991, Mr. Cuff served four years in several senior positions, and seven years in the private sector systems integration business, serving in a variety of management and business development positions.

Steven P. Fisher	52	Treasurer and Senior Vice President since 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.

John R. Hartley*	47	Senior Vice President and Corporate Controller since 2005. Mr. Hartley has held various positions within our finance organization since 2001. For 12 years prior to that, Mr. Hartley was with the accounting firm currently known as Deloitte & Touche LLP.

Deborah L. James*	54	Sector President, Technical and Engineering, of the Government Solutions Group since February 2013. Ms. James served as Executive Vice President for Communications and Government Affairs from August 2010 to January 2013 and as Business Unit General Manager for the Command, Control, Communications, Computers, and Information Technology business unit from March 2005 to August 2010. Immediately prior to joining us in 2002, Ms. James was the Executive Vice President and Chief Operating Officer of the Business Executives for National Security. She has served in senior homeland and national security management, policy and program positions in government and the private sector for more than 25 years.

SAIC, Inc. Annual Report  23

PART I

Name of officer	Age	Position(s) with the company and prior business experience

John P. Jumper*	68	Chair of the Board since June 2012, Chief Executive Officer and President since March 2012 and Director since 2007. General Jumper retired from the United States Air Force in 2005 after nearly 40 years of service. From September 2001 to November 2005, he was the Chief of Staff of the United States Air Force, serving as the senior uniformed Air Force officer responsible for the organization, training and equipping of 750,000 active-duty, Air National Guard, Air Force Reserve and civilian forces serving around the world. As a member of the Joint Chiefs of Staff, General Jumper functioned as a military advisor to the Secretary of Defense, National Security Council and the President. General Jumper currently serves as an independent director on the boards of NACCO Industries, Inc., and Hyster-Yale Materials Handling, Inc., both publicly traded companies. He previously served on the boards of Goodrich Corporation, Jacobs Engineering Group, Inc., WESCO Aircraft Holdings, Inc., Somanetics Corporation, and Tech Team Global, Inc.

Brian F. Keenan*	56	Executive Vice President for Human Resources since 2007. Mr. Keenan previously held various positions with us since 2000, including serving as Vice President and Director of U.S. Human Resource operations from 2004 to 2007. Prior to joining us, Mr. Keenan held various positions with Mobil and ExxonMobil from 1985 to 2000.

Vincent A. Maffeo*	62	Executive Vice President and General Counsel since 2010. Prior to joining us in June 2010, from 1977 to 2009, Mr. Maffeo was with ITT Corporation, a high-technology engineering and manufacturing company, where he served as Senior Vice President and General Counsel from 1995 until 2009. He held various other increasingly responsible legal positions at ITT Corporation in the telecommunications, defense and automotive businesses, and at the European Headquarters of ITT Europe, before becoming General Counsel.

Anthony J. Moraco*	53	Group President, Government Solutions, since February 2013. Mr. Moraco previously served as Group President, Intelligence, Surveillance and Reconnaissance, from March 2012 to February 2013. Mr. Moraco served as Executive Vice President for Operations and Performance Excellence from August 2010 to March 2012 and as Business Unit General Manager and deputy of the Space and Geospatial Intelligence business unit from February 2006 to August 2010. Prior to joining us in 2006, Mr. Moraco was with the Boeing Company from 2000 to 2006 and served as the Deputy General Manager of Mission Systems in the Space & Intelligence Systems organization and also the Director of Homeland Security Technology Integration.

K. Stuart Shea*	56	Chief Operating Officer since March 2012. Mr. Shea also served as Group President from 2007 to March 2012 and as Senior Vice President and Business Unit General Manager from 2005 to 2007. Prior to joining us, Mr. Shea served as Vice President and Executive Director of Northrop Grumman Corporation’s TASC Space and Intelligence operating unit from 1999 to 2005, and led other organizations from 1987 to 1999. Mr. Shea held positions with PAR Technology Corporation from 1982 to 1987.

Mark W. Sopp*	47	Executive Vice President and Chief Financial Officer since 2005. Prior to joining us, Mr. Sopp served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation, a defense and intelligence contractor, from April 2001 to July 2005 and Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, from 1998 to 2001.

24  SAIC, Inc. Annual Report

PART I

Name of officer	Age	Position(s) with the company and prior business experience

John D. Thomas	66	Sector President (Acting), National Security, since February 2013. Mr. Thomas also served as Senior Vice President and Business Unit General Manager of the Intelligence Systems Business Unit from February 2011 to February 2013, and General Manager of Operations, Intelligence and Security Business Unit from October 2004 to February 2011. Mr. Thomas joined SAIC in 2002 as an executive for U.S. Army intelligence programs within the then-Intelligence Solutions Group following a 33-year career in the U.S. Army, where he retired with the rank of major general.

*	Indicates an executive officer.

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being incorporated by reference from the definitive Proxy Statement to be used in connection with the solicitation of proxies for SAIC’s 2013 Annual Meeting of Stockholders (2013 Proxy Statement).

SAIC, Inc. Annual Report  25

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

Historical Stock Prices

The range of high and low sales prices at closing of SAIC’s common stock on the NYSE for each fiscal quarter during the last two fiscal years was as follows:

	Fiscal 2013
Fiscal Quarter	High	Low
1st quarter (February 1, 2012 to April 30, 2012)	$13.61	$11.98
2nd quarter (May 1, 2012 to July 31, 2012)	$12.26	$10.38
3rd quarter (August 1, 2012 to October 31, 2012)	$12.98	$10.80
4th quarter (November 1, 2012 to January 31, 2013)	$12.21	$10.92

	Fiscal 2012
Fiscal Quarter	High	Low
1st quarter (February 1, 2011 to April 30, 2011)	$17.55	$15.88
2nd quarter (May 1, 2011 to July 31, 2011)	$17.56	$16.03
3rd quarter (August 1, 2011 to October 31, 2011)	$15.59	$11.32
4th quarter (November 1, 2011 to January 31, 2012)	$13.26	$11.26

Holders of Common Stock

As of March 8, 2013, there were approximately 30,600 holders of record of SAIC common stock. The number of stockholders of record of SAIC common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. SAIC is the holder of record of all Science Applications’ common stock.

Dividend Policy

Prior to fiscal 2013, SAIC did not pay any cash dividends on its capital stock. During fiscal 2013, SAIC declared and paid quarterly dividends totaling $0.48 per share of SAIC common stock. SAIC currently intends to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by SAIC’s board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our board of directors considers relevant. Our ability to declare and pay future dividends on SAIC stock may be restricted by the provisions of Delaware law and covenants in our revolving credit facility.

Following the reorganization merger in which it became a subsidiary of SAIC, Science Applications has not declared or paid cash dividends to SAIC. Science Applications may declare and pay cash dividends to SAIC from time to time, but there is no present intention to do so in the foreseeable future.

26  SAIC, Inc. Annual Report

PART II

Stock Performance Graph

The following graph compares the total cumulative five-year return on SAIC common stock through our fiscal year ended January 31, 2013 to two indices: (i) the Standard & Poor’s 500 Composite Stock Index and (ii) the Standard & Poor’s North American Technology-Services Index (formerly known as the Goldman Sachs Technology-Services Index). As of January 31, 2013, SAIC common stock was a component of each of the comparison indices. The graph assumes an initial investment of $100 on February 1, 2008 and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of SAIC common stock.

Purchases of Equity Securities

In March 2012, our board of directors authorized a stock repurchase program (2012 Stock Repurchase Program) under which we may repurchase up to 40 million shares of SAIC common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

The following table presents repurchases of SAIC’s common stock during the quarter ended January 31, 2013:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2012 – November 30, 2012	9,549	$11.05	—	40,000,000
December 1, 2012 – December 31, 2012	34,325	$11.52	—	40,000,000
January 1, 2013 – January 31, 2013	4,156	$11.99	—	40,000,000
Total	48,030	$11.47	—

(1)	Includes shares of SAIC common stock purchased as follows:

	November	December	January
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	9,549	34,325	4,156

(2)	We may repurchase up to 40 million shares of SAIC common stock under the 2012 Stock Repurchase Program, which was publicly announced in March 2012.

SAIC, Inc. Annual Report  27

PART II

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our consolidated financial statements for each of the fiscal years in the five year period ended January 31, 2013. As SAIC is a holding company and it consolidates Science Applications for financial statement purposes, the following financial data relates to both companies, except where otherwise indicated. Science Application’s revenues and expenses comprise 100% of SAIC’s revenues and operating expenses. In addition, Science Applications comprises approximately the entire balance of SAIC’s assets, liabilities and operating cash flows, except for an interest-bearing note between Science Applications and SAIC.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and our consolidated financial statements and the combined notes thereto contained within this Annual Report on Form 10-K.

	Year Ended January 31
	2013	2012(1)	2011	2010	2009
	(in millions, except per share data)
Consolidated Statement of Income Data:
SAIC:
Revenues	$11,173	$10,497	$10,798	$10,445	$9,635
Operating income	734	299	929	816	731
Income (loss) from continuing operations	523	(15)	547	467	418
Income from discontinued operations	2	74	72	29	28
Net income	525	59	619	496	446
Earnings per share:
Basic:
Income (loss) from continuing operations	$1.54	$(.04)	$1.46	$1.17	$1.03
Income from discontinued operations	—	.22	.19	.08	.07
	$1.54	$.18	$1.65	$1.25	$1.10
Diluted:
Income (loss) from continuing operations	$1.54	$(.04)	$1.45	$1.16	$1.01
Income from discontinued operations	—	.22	.19	.07	.07
	$1.54	$.18	$1.64	$1.23	$1.08
Cash dividend per common share	$.48	—	—	—	—
Science Applications:
Revenues	$11,173	$10,497	$10,798	$10,455	$9,635
Operating income	734	299	929	816	731
Income (loss) from continuing operations	524	(18)	539	453	391
Income from discontinued operations	2	74	72	29	28
Net income	526	56	611	482	419

	January 31
	2013	2012	2011	2010	2009
	(in millions)
Consolidated Balance Sheet Data:
Total assets	$5,875	$6,667	$6,223	$5,295	$5,048
Notes payable and long-term debt, including current portion	1,298	1,852	1,852	1,106	1,116
Other long-term liabilities	168	162	135	195	180

(1)

Fiscal 2012 results include a $540 million loss provision recorded in connection with resolution of the CityTime matter described in Note 17 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

28  SAIC, Inc. Annual Report

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

We use the terms “Company”, “we”, “us” and “our” to refer to SAIC, Science Applications and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2013 as “fiscal 2013.” All information for the periods presented in this section has been recast to give effect to the change in reportable segments and for discontinued operations.

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

Key financial events, including progress against management’s initiatives, during fiscal 2013 include:

•

Revenues for fiscal 2013 increased $676 million over the prior year. Fiscal 2012 revenues were negatively impacted by $410 million related to the portion of the CityTime loss provision recorded against revenues (see Note 17 of the combined notes to the consolidated financial statements). The remainder of the year-over-year revenue increase was due to increased activity in our Defense Solutions and Intelligence and Cybersecurity Solutions segments, as well as recent acquisitions of businesses by our Health, Energy and Civil Solutions segment, partially offset by a decrease in revenue in other portions of our Health, Energy and Civil Solutions segment.

SAIC, Inc. Annual Report  29

PART II

•

Operating income increased $435 million to $734 million (6.6% as a percentage of revenues) for fiscal 2013 from $299 million (2.8% as a percentage of revenues) for fiscal 2012. The increase in operating income is primarily due to the loss provision ($540 million) recorded in fiscal 2012 in connection with the CityTime matter partially offset by separation transaction expenses ($38 million) incurred in fiscal 2013.

•

Income (loss) from continuing operations for fiscal 2013 increased $538 million as compared to fiscal 2012 primarily due to the increase in operating income, as well as a decrease in interest expense and a significantly lower effective tax rate as a result of a change in the estimated tax deductible amount of the CityTime loss provision.

•

Diluted earnings per share from continuing operations for fiscal 2013 increased $1.58 per share to $1.54 per share as compared to fiscal 2012 primarily due to the increase in income (loss) from continuing operations.

•

Cash and cash equivalents decreased $856 million during fiscal 2013, primarily due to cash used to settle notes payable at maturity of $550 million, acquire a business for $483 million, net of cash acquired, and pay dividends of $165 million, partially offset by cash generated from operations of $345 million.

•

Net bookings (as defined in “Key Performance Measures—Bookings and Backlog”) were approximately $11.1 billion for fiscal 2013, as compared to $11.7 billion in the prior year. Total backlog was $17.9 billion at January 31, 2013 and 2012.

Subsequent to the end of fiscal 2013, in addition to the declaration of a regular quarterly cash dividend of $0.12 per share of SAIC common stock payable on April 30, 2013, our board of directors declared a special cash dividend of $1.00 per share of SAIC common stock payable on June 28, 2013.

Planned Separation Transaction

In August 2012, we announced that our board of directors authorized management to pursue a plan to separate into two independent, publicly traded companies: (i) a company focused on technical, engineering and enterprise information technology services; and (ii) a company focused on delivering science and technology solutions primarily in the areas of national security, engineering and health.

The proposed separation is intended to take the form of a tax-free spin-off of the technical, engineering and enterprise information technology services business. The technical, engineering, and information technology services business had revenues of $4.7 billion for fiscal 2012. The separation transaction is expected to occur in the latter half of calendar year 2013, subject to final approval of the board of directors and certain other customary conditions. The separation transaction does not require a vote of the stockholders of SAIC.

In connection with the proposed separation transaction and in order to align our cost structure for greater competitiveness, we expect to take actions to reduce our real estate footprint by vacating facilities that are not necessary for our future requirements. We expect these actions will result in an aggregate of approximately $70 million in lease termination and facility consolidation costs over fiscal 2014 and fiscal 2015, which is expected to generate annualized cost savings of approximately $70 million. We also expect to incur additional separation transaction expenses of approximately $40 million in fiscal 2014, as well as approximately $10 million of incremental severance costs related to organizational streamlining.

Management is continuing to develop detailed plans on capital structure, management, governance and other significant matters. In addition, the completion of the separation transaction will be subject to certain customary conditions, including implementation of intercompany agreements, filing of required documents with the U.S. Securities and Exchange Commission and receipt of an opinion from tax counsel and a ruling from the Internal Revenue Service (IRS) as to the tax-free nature of the transaction. Although we expect that the separation of our businesses will be consummated, there can be no assurance that a separation will ultimately occur. Upon completion of the separation transaction, the operating results of the separated business will be included in discontinued operations. See “Risk Factors” in Part 1 of this Annual Report for on Form 10-K, which includes certain risk factors relating to the proposed separation transaction.

Business Environment and Trends

In fiscal 2013, we generated approximately 87% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 70% of our total revenues in fiscal 2013. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government. As an example, we expect to see a reduction in revenue of approximately $250 million from fiscal 2013 to fiscal 2014 on our contract to provide logistics services for tactical mine resistant ambush protected vehicles largely as a result of the drawdown of forces in the Middle East.

30  SAIC, Inc. Annual Report

PART II

While we believe that national security, including defense, homeland security, and intelligence spending will continue to be a priority, the U.S. Government budget deficit and the national debt has created increasing pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 10 years has been reduced and there may be further reductions. The Budget Control Act of 2011 increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over the next 10 years. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over nine years, which are being implemented beginning in the current U.S. Government fiscal year ending September 30, 2013 (GFY13). Although the Office of Management and Budget has recently provided guidance to agencies on implementing sequestration cuts, there remains much uncertainty about how exactly sequestration cuts will be implemented and the impact it will have on contractors supporting the U.S. Government. The continuing threat of spending cuts and associated government guidance and planning activities are causing delays in government contracting actions. We continue to evaluate the potential impact of budget cuts and sequestration on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could adversely impact our operations, future revenues and growth prospects in those markets.

The U.S. Government has funding measures in place through September 30, 2013. These funding measures include individual spending bills for certain government agencies, including DoD and DHS, and implement $85 billion of sequestration cuts for GFY13. Agencies and departments not covered by these individual spending bills will continue to operate under a continuing resolution with standard restrictions, including no new program starts and no program increases beyond current service levels, which could adversely impact our future revenues and growth prospects.

Trends in the U.S. Government contracting process, including a shift towards multiple-awards contracts (in which certain contractors are preapproved using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S. Government contracts and increased pricing pressure. For example, during fiscal 2013, we were not awarded the successor contract to the DISN Global Solutions (DGS) program with the Defense Information Systems Agency. In fiscal 2013, we recognized approximately $425 million in revenue on this program. Revenues from the DGS program are expected to be approximately $40 million over the first half of fiscal 2014 as the activity transitions to the successor contractor. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.

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

Key Performance Measures

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income and cash flows from operations. We also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures such as contract types and revenue mix to be useful measures to management and investors evaluating our operating income and margin performance.

Bookings and Backlog. We had net bookings worth an estimated $11.1 billion and $11.7 billion during fiscal 2013 and fiscal 2012, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues (excluding the portion of the CityTime loss provision of $410 million recorded against revenues during fiscal 2012 because such loss did not impact net bookings) less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.

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

SAIC, Inc. Annual Report  31

PART II

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

The estimated value of our total backlog as of the end of the last two fiscal years was as follows:

	January 31
	2013	2012
	(in millions)
Defense Solutions:
Funded backlog	$1,972	$2,143
Negotiated unfunded backlog	4,400	4,961
Total Defense Solutions backlog	$6,372	$7,104
Health, Energy and Civil Solutions:
Funded backlog	$1,740	$2,057
Negotiated unfunded backlog	2,654	3,238
Total Health, Energy and Civil Solutions backlog	$4,394	$5,295
Intelligence and Cybersecurity Solutions:
Funded backlog	$1,649	$1,317
Negotiated unfunded backlog	5,461	4,169
Total Intelligence and Cybersecurity Solutions backlog	$7,110	$5,486
Total:
Funded backlog	$5,361	$5,517
Negotiated unfunded backlog	12,515	12,368
Total backlog	$17,876	$17,885

Bookings and backlog fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. Contract awards continue to be negatively impacted by ongoing industry-wide delays in procurement decisions, which have resulted in an increase in the value of our submitted proposals awaiting decision. Contract awards may also be negatively impacted by budget cuts, including sequestration, by the U.S. Government as discussed in “Business Environment and Trends” in this Annual Report on Form 10-K.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time through a termination for the convenience of the U.S. Government. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

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

	Year Ended January 31
	2013	2012	2011
Cost-reimbursement	42%	46%	47%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	29	27	29
Firm-fixed-price (FFP)	29	27	24
Total	100%	100%	100%

The reduction in the percentage of revenues generated from cost reimbursement contracts since fiscal 2011 is primarily attributable to the conclusion of certain contracts, including the U.S. Army Brigade Combat Team Modernization contract, and reduced activity on certain U.S. federal civilian agency contracts. The percentage of revenues from T&M and FP-LOE contracts for fiscal 2012 was impacted downward by 4% due to the portion of the CityTime loss provision of $410 million recorded against revenues. The increase in the percentage of revenues generated from FFP contracts since fiscal 2011 was

32  SAIC, Inc. Annual Report

PART II

primarily due to increased revenues from increased deliveries under certain logistics, readiness and sustainment contracts, increased design and construction services and increased activity on a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State.

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

	Year Ended January 31
	2013	Percent change	2012	Percent change	2011
	(dollars in millions)
Labor-related revenues	$6,008	(2)%	$6,099	—%	$6,125
As a percentage of revenues	54%		58%		57%
M&S revenues	5,165	17	4,398	(6)	4,673
As a percentage of revenues	46%		42%		43%

In fiscal 2012, M&S revenues declined primarily due to the portion of the CityTime loss provision recorded against revenues ($410 million, or 4%). In recent years, there have been increases in relative proportion of M&S revenues as compared to labor-related revenues primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with DoD customers.

Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

Results of Operations

The following table summarizes our results of operations for the last three fiscal years:

	Year Ended January 31
	2013	Percent change	2012	Percent change	2011
	(dollars in millions)
Revenues	$11,173	6%	$10,497	(3)%	$10,798
Cost of revenues	9,809	3	9,530	2	9,374
Selling, general and administrative expenses:
General and administrative (G&A)	370	(14)	428	45	296
Bid and proposal (B&P)	158	7	148	3	144
Internal research and development (IR&D)	64	(30)	92	67	55
Separation transaction expenses	38	100	—	—	—
Operating income	734	145	299	(68)	929
As a percentage of revenues	6.6%		2.8%		8.6%
Non-operating expense, net	(76)		(104)		(75)
Income from continuing operations before income taxes	658	237	195	(77)	854
Provision for income taxes	(135)	(36)	(210)	(32)	(307)
Income (loss) from continuing operations	523	—	(15)	—	547
Income from discontinued operations, net of tax	2		74		72
Net income	$525	790	$59	(90)	$619

We classify indirect costs incurred within or allocated to our U.S. Government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2012, one of our subsidiaries adopted our more prevalent disclosure statement resulting in $25 million in costs previously classified as G&A in fiscal 2011 being classified as cost of revenues in subsequent fiscal years on a prospective basis. Total operating costs were not affected by this change.

Reportable Segment Results. Effective February 1, 2012, certain operations were transferred between the Company’s reportable segments. Prior year amounts have been recasted for consistency with the current year’s presentation.

SAIC, Inc. Annual Report  33

PART II

The following table summarizes changes in Defense Solutions revenues and operating income (loss) for the last three fiscal years:

	Year Ended January 31
Defense Solutions	2013	Percent change	2012	Percent change	2011
	(dollars in millions)
Revenues	$4,718	13%	$4,191	(10)%	$4,657
Operating income (loss)	352	—	(171)	—	380
Operating income (loss) margin	7.5%		(4.0)%		8.2%

Defense Solutions revenues increased by $527 million, or 13%, in fiscal 2013 as compared to fiscal 2012. Fiscal 2012 revenues were negatively impacted by $410 million related to the portion of the CityTime loss provision recorded against revenues. The remaining $117 million revenue increase, none of which was acquisition related, was attributable to increased activity on a number of programs, including the ramp up of a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($145 million), the ramp up of a prime contract with the Defense Logistics Agency to provide supply chain management of military land and aircraft tires ($136 million) and increased activity on a systems and software development program for the U.S. Army ($114 million). These increases were partially offset by reduced activity on a number of programs, including the U.S. Army Brigade Combat Team Modernization (BCTM) contract as a result of the program’s termination in fiscal 2012 ($154 million), a program to provide systems engineering and management support for the U.S. Navy ($54 million) and a systems integration and logistics program for tactical and mine resistant ambush protected vehicles ($28 million).

Defense Solutions revenues decreased by $466 million, or 10%, in fiscal 2012 as compared to fiscal 2011. This was primarily attributable to the portion of the CityTime loss provision recorded against revenues in fiscal 2012 ($410 million). Additional internal revenue contraction of $56 million for fiscal 2012 was attributable to reduced activity on the BCTM contract as a result of the program’s termination in fiscal 2012 ($112 million), reductions in various analytic studies and policy analysis operations ($92 million), decreased revenues attributable to completion of the CityTime workforce management systems development and implementation contract in fiscal 2012 ($84 million), and various smaller declines on a number of programs throughout the segment. These declines were partially offset by increased activity on a systems and software maintenance/upgrade program for the U.S. Army ($118 million), the ramp up of a program to operate and maintain the enterprise network IT infrastructure for the U.S. Department of State ($80 million) and increased activity on systems integration and logistics programs for tactical and mine resistant ambush protected vehicles ($88 million).

Defense Solutions operating income increased $523 million in fiscal 2013 as compared to fiscal 2012. This increase was primarily attributable to the negative impact to fiscal 2012 operating income of the loss recognized in connection with the CityTime matter ($540 million). This increase was partially offset by a reduction in net favorable changes in contract estimates ($9 million) and a gain included in fiscal 2012 operating income from the sale of certain assets previously used in developing guidance and navigation control systems for precision munitions ($5 million).

Defense Solutions operating income decreased $551 million in fiscal 2012 as compared to fiscal 2011. This includes the entire CityTime loss provision ($540 million). The operating income decline was also due to the decline in revenues, lower contract fees resulting from completion of the CityTime workforce management systems development and implementation contract in fiscal 2012 ($25 million) and a reduction in estimated fees related to work on our BCTM contract ($6 million) partially offset by the impact of more effective cost management ($17 million) and a gain on the sale of certain assets previously used in developing guidance and navigation control systems for precision munitions ($5 million).

The following table summarizes changes in Health, Energy and Civil Solutions revenues and operating income for the last three fiscal years:

	Year Ended January 31
Health, Energy and Civil Solutions	2013	Percent change	2012	Percent change	2011
	(dollars in millions)
Revenues	$2,788	2%	$2,734	4%	$2,630
Operating income	222	(10)	246	2	242
Operating income margin	8.0%		9.0%		9.2%

Health, Energy and Civil Solutions revenues increased $54 million, or 2%, for fiscal 2013 as compared to fiscal 2012. This increase was primarily driven by revenues from acquired businesses, including the August 2012 acquisition of maxIT Healthcare Holdings, Inc. and the August 2011 acquisition of Vitalize Consulting Solutions, Inc., both of which are providers

34  SAIC, Inc. Annual Report

PART II

of healthcare IT consulting services to commercial clients. Internal revenues contracted $123 million, or 4%, reflecting declines in various federal civilian programs ($139 million) and program completions with federal health information technology customers, particularly with DoD military health system customers ($86 million). These declines were partially offset by increases in healthcare IT consulting services with commercial clients ($88 million) and increased design-build activity related to various renewable energy power plant construction projects ($25 million).

Health, Energy and Civil Solutions revenues increased $104 million, or 4%, including internal revenue contraction of 1% for fiscal 2012 as compared to fiscal 2011. Internal revenue contraction reflects a reduction in delivery of checked baggage explosive detection systems ($50 million) from a business acquired in fiscal 2011 and reduced activity on certain U.S. federal civilian agency programs, including various programs in support of National Aeronautics and Space Administration ($66 million), and certain programs with the DoD ($41 million). These decreases were partially offset by net increased volume on large design-build programs primarily related to renewable energy power plant construction ($53 million), increases in healthcare IT consulting services with commercial customers ($30 million) and expanded scope on new and existing programs with our DoD military health system customers ($12 million).

Health, Energy and Civil Solutions operating income decreased $24 million for fiscal 2013 as compared to fiscal 2012. The decline in operating income was primarily due to a net unfavorable change in contract estimates ($9 million) primarily related to certain energy and construction projects compared to a net positive change in contract estimates ($9 million) in the prior year period, increased intangible asset amortization expense ($8 million), increased severance expense ($4 million), and the costs related to the exit and sublease of an underutilized production and office facility associated with a past acquisition ($3 million). This decrease was partially offset by the loss provision related to a data privacy litigation matter ($9 million) in the prior year period, which is discussed in Note 17 of the combined notes to the consolidated financial statements, and a reduction in research and development expense ($20 million) resulting from the advancement through the product development lifecycle of new non-intrusive inspection system offerings.

Health, Energy and Civil Solutions operating income remained relatively constant for fiscal 2012 as compared to fiscal 2011. Operating income was favorably impacted by increased revenue volume in design-build and healthcare IT programs and from increased deliveries of our higher margin non-intrusive cargo inspection systems, as well as from favorable program fee performance and efficiency actions to reduce indirect expenses across the segment. These increases were offset by increased investment in research and development activities ($19 million) primarily related to the development of new homeland security products offerings and smart grid technologies, the loss provision related to a data privacy litigation matter ($9 million) and increased amortization expense ($8 million) related to acquisition activities in the fiscal 2012 and prior years.

The following table summarizes changes in Intelligence and Cybersecurity Solutions revenues and operating income for the last three fiscal years:

	Year Ended January 31
Intelligence and Cybersecurity Solutions	2013	Percent change	2012	Percent change	2011
	(dollars in millions)
Revenues	$3,672	3%	$3,574	3%	$3,460
Operating income	264	(5)	279	(4)	292
Operating income margin	7.2%		7.8%		8.4%

Intelligence and Cybersecurity Solutions revenues increased $98 million, or 3%, all of which was internal revenue growth, for fiscal 2013 as compared to fiscal 2012. Internal revenue growth was primarily attributable to increased activity on two airborne surveillance programs ($108 million), a geospatial intelligence program ($41 million), a new intelligence analysis solution program ($25 million) and a new intelligence systems integration program for the U.S. Army ($22 million). These increases were offset by reduced activity on a processing, exploitation and dissemination program for the U.S. Army ($60 million), a decline in sales of proprietary products ($34 million) and an intelligence analysis contract that concluded in the current year ($26 million).

Intelligence and Cybersecurity Solutions revenues increased $114 million, or 3%, substantially all of which was internal revenue growth, for fiscal 2012 as compared to fiscal 2011. Internal revenue growth was primarily attributable to increased activity on airborne surveillance programs ($121 million), increased material deliveries and services under processing, exploitation and dissemination contracts ($55 million), increased activity on cybersecurity programs ($27 million) and increased activity on intelligence analysis contracts ($26 million). These increases were partially offset by a decline in revenues due to the conclusion of a forward operating base integrated security equipment supply contract ($22 million) and revenue decreases from reductions in scope on various other existing intelligence, surveillance and reconnaissance programs.

SAIC, Inc. Annual Report  35

PART II

Intelligence and Cybersecurity Solutions operating income decreased $15 million for fiscal 2013 as compared to fiscal 2012. The decrease in operating income was primarily attributable to a relative increase in the proportion of M&S revenues, which generally have lower profit margins than labor-related revenues, due to increased activity as a prime contractor on large system integration programs. Fiscal 2013 operating income was negatively impacted by reduced sales of our higher-margin proprietary products ($12 million). These decreases were partially offset by lower intangible asset impairment charges ($6 million), lower intangible asset amortization expense ($5 million), and an increase in net favorable change in contract estimates ($6 million).

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

The following table summarizes changes in Corporate and Other revenues and operating income (loss) for the last three fiscal years:

	Year Ended January 31
Corporate and Other	2013	2012	2011
	(dollars in millions)
Revenues	$—	$2	$58
Operating income (loss)	(104)	(55)	15

Corporate and Other operating loss represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss for fiscal 2013 increased by $49 million as compared to fiscal 2012, primarily due to the non-severance portion of costs associated with the planned separation transaction ($26 million) and the relocation and severance charges for the transition of certain corporate functions to our McLean, Virginia headquarters and other locations ($18 million).

Corporate and Other operating loss for fiscal 2012 increased by $70 million as compared to fiscal 2011, as the result of a $22 million charge related to the settlement of a litigation matter involving work performed at the National Center for Critical Information Processing and Storage, a $13 million reduction in internal rental income of our real estate management subsidiary in fiscal 2012 as compared to fiscal 2011 and increased legal expenses partially offset by gains on the sale of real estate of $28 million. In addition, Corporate and Other revenues and operating income for fiscal 2011 includes a $56 million royalty payment received in connection with the resolution of a patent infringement matter.

Non-Operating Expense. Non-operating expense for fiscal 2013 decreased $28 million as compared to fiscal 2012. This decrease was primarily attributable to a decrease in interest expense of $21 million primarily due to the payment of $550 million in July 2012 to settle our 6.25% notes at maturity.

Non-operating expense for fiscal 2012 increased $29 million as compared to fiscal 2011. This increase was primarily attributable to an increase in interest expense of $35 million primarily due to the issuance of $750 million of senior unsecured notes in December 2010.

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

Provision for Income Taxes. Our provision for income taxes as a percentage of income from continuing operations before income taxes was 20.5%, 107.7% and 35.9% in fiscal 2013, 2012 and 2011, respectively. The lower effective income tax rate for fiscal 2013 as compared to fiscal 2012 was primarily due to a $96 million reduction in the provision for income tax as a result of our entering into an issue resolution agreement with the IRS with respect to the tax deductible portion of the CityTime payment. The fiscal 2013 effective tax rate also benefitted from the tax deductibility ($9 million of benefit) of quarterly dividends paid on shares held by the SAIC Retirement Plan (an employee stock ownership plan) and the reinstatement with retroactive effect to December 31, 2011 of the federal research and development tax credit.

The effective tax rate for fiscal 2012 was negatively impacted by the estimated non-deductible portion of the CityTime loss provision.

36  SAIC, Inc. Annual Report

PART II

The lower effective income tax rate for fiscal 2011 compared to the statutory tax rates was primarily due to the reversal of $7 million in accruals for unrecognized tax benefits as a result of the settlement of federal and state tax audits.

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the IRS for fiscal years prior to and including fiscal 2008. We also settled fiscal 2011 and 2012 as a result of our participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of CAP, we endeavor to agree with the IRS on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

Diluted Earnings (Loss) per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $1.58 per share to $1.54 per share for fiscal 2013 as compared to fiscal 2012 primarily due to a $538 million increase in income from continuing operations primarily attributable to the impact of the CityTime loss provision in fiscal 2012. Diluted EPS from continuing operations decreased $1.49 per share to $(0.04) per share for fiscal 2012 as compared to fiscal 2011 primarily due to a $562 million decrease in income from continuing operations primarily due to the CityTime loss provision ($540 million) recorded in fiscal 2012.

Discontinued Operations. In fiscal 2013, in order to better align our business portfolio with our strategy, we sold certain components of our business, which were historically included in the Health, Energy and Civil Solutions segment, primarily focused on providing operational test and evaluation services to U.S. Government customers. In fiscal 2012, we sold certain components of our business, which were historically included in our Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies. Pursuant to the definitive sale agreement, we retained the assets and obligations of a defined benefit pension plan in the United Kingdom. We have classified the operating results of these business components, including the pension activity through the date of sale, as discontinued operations for all periods presented.

The pre-sale operating results of the business components that we sold over the last three fiscal years were as follows:

	Year Ended January 31
	2013	2012	2011
Revenues	$56	$160	$319
Costs and expenses:
Cost of revenues	50	131	258
Selling, general and administrative expenses	3	13	31
Operating income	$3	$16	$30

In fiscal 2013, we received net proceeds of $51 million from the sale of the business referenced above resulting in a gain on sale before income taxes of $17 million. In fiscal 2012, we received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million. In fiscal 2011, discontinued operations included pre-tax net gains of $77 million primarily related to the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary and resolution of other contingencies related to the sale of this former subsidiary. Income from discontinued operations also includes other activity that is immaterial and therefore not described above.

Liquidity and Capital Resources

We had $736 million in cash and cash equivalents at January 31, 2013, which were primarily comprised of cash held in investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in fiscal 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, expenses related to the planned separation transaction, capital expenditures, acquisitions of businesses, stock repurchases and dividends. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

SAIC, Inc. Annual Report  37

PART II

Historical Trends

Cash and cash equivalents was $736 million and $1.6 billion at January 31, 2013 and 2012, respectively. The following table summarizes cash flow information for the last three fiscal years:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Total cash flows provided by operating activities of continuing operations	$345	$762	$710
Total cash flows used in investing activities of continuing operations	(527)	(203)	(445)
Total cash flows provided by (used in) financing activities of continuing operations	(722)	(449)	187
Increase in cash and cash equivalents from discontinued operations	48	114	55
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1	(1)
Total increase (decrease) in cash and cash equivalents	$(856)	$225	$506

Cash Provided by Operating Activities of Continuing Operations. Cash flows from operating activities of continuing operations decreased $417 million in fiscal 2013 as compared to fiscal 2012. Fiscal 2013 cash flows from operating activities of continuing operations were negatively impacted by a $500 million cash settlement payment related to the CityTime matter, partially offset by a reduction in the average time to collect accounts receivable. The average time to collect accounts receivable in fiscal 2013 benefitted from the U.S. Government’s accelerated payment initiative that encouraged agencies to more timely pay contractors. As this initiative was discontinued in fiscal 2014, the Company’s cash flows from operating activities of continuing operations are expected to be negatively impacted as a result of an estimated increase in the average time to collect accounts receivable of three to six days.

Cash flows from operating activities of continuing operations increased $52 million in fiscal 2012 as compared to fiscal 2011. Cash flows from operating activities of continuing operations were favorably impacted by a decline in cash paid for income taxes of continuing operations ($91 million) partially offset by other working capital requirements.

Cash Used in Investing Activities of Continuing Operations. We used $527 million of cash in support of investing activities of continuing operations in fiscal 2013, including $483 million (net of cash acquired) to acquire maxIT Healthcare Holdings, Inc. and $48 million to purchase property, plant and equipment.

We used $203 million of cash in support of investing activities of continuing operations in fiscal 2012, including $218 million (net of cash acquired) to acquire two businesses and $65 million to purchase property, plant and equipment partially offset by $85 million of proceeds from the sale of real estate and other assets.

We used $445 million of cash in support of investing activities of continuing operations in fiscal 2011, including $382 million (net of cash acquired) to acquire three businesses and $73 million to purchase property, plant and equipment.

Cash Provided by (Used in) Financing Activities of Continuing Operations. We used $722 million of cash from financing activities of continuing operations in fiscal 2013, including $550 million to settle a note payable at maturity, $165 million to pay dividends on SAIC stock and $22 million to repurchase shares of SAIC stock, partially offset by $19 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP).

We used $449 million of cash from financing activities of continuing operations in fiscal 2012, including $471 million to repurchase shares of SAIC stock partially offset by $27 million in proceeds from the sale of stock under our ESPP and exercises of stock options.

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

Cash Flows from Discontinued Operations. Cash flows from discontinued operations for fiscal 2013 included net proceeds of $51 million from the sale of certain components of our business. Cash flows from discontinued operations for fiscal 2012 included net proceeds of $167 million from the sale of certain components of our business. Cash flows from discontinued operations for fiscal 2011 included proceeds of $89 million from the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary, Telcordia Technologies, Inc., in addition to the cash flows generated from the operations of the components of our business sold, partially offset by payments of $54 million to Telcordia and taxing authorities in connection with the settlement.

38  SAIC, Inc. Annual Report

PART II

Science Applications’ Cash Flows. Any differences in cash flows from operating activities of continuing operations for Science Applications as compared to SAIC are primarily attributable to changes in interest payments (which reduce cash flows from operating activities of Science Applications) made by Science Applications on its note to SAIC and changes in excess tax benefits related to stock-based compensation (which reduce cash flows from operating activities for SAIC).

Science Applications used cash in financing activities of continuing operations of $722 million in fiscal 2013, including repayments on its note with SAIC of $411 million partially offset by proceeds from the note of $244 million. In addition, Science Applications used $550 million in cash to settle a third-party note payable at maturity (as described above in SAIC’s cash used in financing activities of continuing operations). Science Applications used cash in financing activities of $446 million in fiscal 2012, including repayments on its note payable with SAIC of $1.079 billion, partially offset by proceeds from the note payable of $638 million. Science Applications generated cash from financing activities of $184 million in fiscal 2011, including proceeds from the issuance of third-party debt of $742 million and proceeds from its note with SAIC of $1.298 billion, partially offset by repayments on the note with SAIC of $1.853 billion.

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

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

			January 31
	Stated interest rate	Effective interest rate	2013	2012
	($ in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which matured in July 2012	6.25%	6.50%	—	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	297	296
Other notes payable due on various dates through fiscal 2017	0%-2.5%	Various	4	9
Total notes payable and long-term debt			1,298	1,852
Less current portion			2	553
Total notes payable and long-term debt, net of current portion			$1,296	$1,299

We paid $550 million to settle the 6.25% notes at maturity in July 2012.

The notes payable outstanding as of January 31, 2013 contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of January 31, 2013. For additional information on our notes payable and long-term debt, see Note 7 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Credit Facility. SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate. During fiscal 2013, we extended the maturity date of the credit facility for one additional year, to March 2016, as provided for in the terms of the credit facility. As of January 31, 2013 and 2012, there were no borrowings outstanding under the credit facility, and we had $750 million of available borrowing capacity. The credit facility contains financial covenants and customary restrictive covenants. As of January 31, 2013, we were in compliance with all covenants under the credit facility. A failure to meet the financial covenants in the future would reduce and could eliminate our borrowing capacity under the credit facility. For additional information on our credit facility, see Note 6 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  39

PART II

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

Contractual Obligations

The following table summarizes, as of January 31, 2013, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2014	2015- 2016	2017- 2018	2019 and Thereafter
	(in millions)
Contractual obligations:
Long-term debt (including current portion) (1)	$2,648	$72	$146	$144	$2,286
Operating lease obligations (2)	572	121	208	133	110
Capital lease obligations	4	2	1	1	—
Estimated purchase obligations (3)	77	61	13	2	1
Other long-term liabilities (4)	143	35	29	16	63
Total contractual obligations	$3,444	$291	$397	$296	$2,460

(1)

Includes total interest payments on our outstanding debt of $72 million in fiscal 2014, $144 million in fiscal 2015-2016, $144 million in fiscal 2017-2018 and $986 million in fiscal 2019 and thereafter.

(2)	Excludes $21 million related to an operating lease on a contract with the Greek government as we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us.

(3)

Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. Government contracts under which we have full recourse under normal contract termination clauses.

(4)

Other long-term liabilities were allocated by fiscal year as follows: a liability for our foreign defined benefit pension plan is based upon the expected near-term contributions to the plan (for a discussion of potential changes in these pension obligations, see Note 9 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K); liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants; liabilities for uncertain tax positions are based upon the fiscal year that the statute of limitations is currently expected to expire; a liability to reimburse a customer for cash advances on a contract that is periodically renewed is based upon the fiscal year that the most recent contract renewal is ending; and other liabilities are based on the fiscal year that the liabilities are expected to be realized.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 17 and 18 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared by management on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

40  SAIC, Inc. Annual Report

PART II

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

We provide for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between us and government representatives. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that we seek to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

SAIC, Inc. Annual Report  41

PART II

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

Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $18 million ($0.03 per diluted share), $37 million ($0.07 per diluted share) and $44 million ($0.08 per diluted share) for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Receivables. Our accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when we have negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside our control. Based on our historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. We have extended deferred payment terms with original contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of January 31, 2013, we had outstanding receivables from these customers with deferred payment terms of $104 million, which are expected to be collected in fiscal 2014 when the customers have obtained financing. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.

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

Goodwill is assessed for impairment at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable. We perform our annual goodwill impairment assessment as of the beginning of the fourth quarter. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. The goodwill impairment test process requires management to make significant judgments and assumptions, including revenue, profit and cash flow forecasts, about the business units to which goodwill is assigned. Our goodwill impairment tests performed for fiscal 2013, 2012 and 2011 did not result in any impairment of goodwill since the fair value was in excess of the carrying value. The carrying value of goodwill as of January 31, 2013 was $2.2 billion. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer. Adverse changes in fiscal and economic conditions, such as the implementation of budget cuts, sequestration, and issues related to the nation’s debt ceiling, could adversely impact our future revenues and profitability. These circumstances could result in an impairment of goodwill.

Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In fiscal 2013 and 2012, we recognized impairment losses on intangible assets of $13 million and $19 million, respectively. We did not recognize any impairment losses on intangible assets in fiscal 2011. The carrying value of intangible assets as of January 31, 2013 was $190 million.

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

42  SAIC, Inc. Annual Report

PART II

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

We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 11 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Stock-Based Compensation. We account for stock-based compensation in accordance with the accounting standard for stock compensation. Under the fair value recognition provisions of this standard, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period, net of an estimated forfeiture rate. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of SAIC common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. The expected term for all awards granted is derived from our historical experience, except for awards granted to our outside directors, for which the expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment”. Expected volatility is based on an average of the historical volatility of SAIC stock and the implied volatility from traded options on SAIC stock. We assumed weighted average volatilities of 24.5%, 23.4% and 25.1% for fiscal 2013, 2012 and 2011, respectively. If other assumptions are held constant, an increase or decrease by 10% in our fiscal 2013 volatility assumption would have changed the grant-date fair value of our fiscal 2013 option awards by approximately 50%.

Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we refer to internal revenue growth (contraction) percentage, which is a non-GAAP financial measure that we reconcile to the most directly comparable GAAP financial measure. We calculate our internal revenue growth (contraction) percentage by comparing our reported revenue for the current year to the revenue for the prior year adjusted to include the actual revenue of acquired businesses for the comparable prior year before acquisition. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year to our prior year reported revenue.

We use internal revenue growth (contraction) percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. Our integration of acquired businesses allows our current management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of the combined enterprise post-acquisition is an important measurement. In addition, as a means of rewarding the successful integration and growth of acquired businesses, and not acquisitions themselves, incentive compensation for our senior management is based, in part, on achievement of revenue targets linked to internal revenue growth.

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

SAIC, Inc. Annual Report  43

PART II

GAAP. The method that we use to calculate internal revenue growth (contraction) percentage is not necessarily comparable to similarly titled financial measures presented by other companies. Internal revenue growth (contraction) percentages for fiscal 2013 and 2012 were calculated as follows:

	Year Ended January 31
	2013	2012
	(dollars in millions)
Defense Solutions:
Prior fiscal year’s revenues, as reported	$4,191	$4,657
Revenues of acquired businesses for the comparable prior year period	—	5
Prior fiscal year’s revenues, as adjusted	$4,191	$4,662
Current fiscal year’s revenues, as reported	4,718	4,191
Internal revenue growth (contraction)	$527	$(471)
Internal revenue growth (contraction) percentage	13%	(10)%
Health, Energy and Civil Solutions:
Prior fiscal year’s revenues, as reported	$2,734	$2,630
Revenues of acquired businesses for the comparable prior year period	177	132
Prior fiscal year’s revenues, as adjusted	$2,911	$2,762
Current fiscal year’s revenues, as reported	2,788	2,734
Internal revenue contraction	$(123)	$(28)
Internal revenue contraction percentage	(4)%	(1)%
Intelligence and Cybersecurity Solutions:
Prior fiscal year’s revenues, as reported	$3,574	$3,460
Revenues of acquired businesses for the comparable prior year period	—	5
Prior fiscal year’s revenues, as adjusted	$3,574	$3,465
Current fiscal year’s revenues, as reported	3,672	3,574
Internal revenue growth	$98	$109
Internal revenue growth percentage	3%	3%
Total*:
Prior fiscal year’s revenues, as reported	$10,497	$10,798
Revenues of acquired businesses for the comparable prior year period	177	142
Prior fiscal year’s revenues, as adjusted	$10,674	$10,940
Current fiscal year’s revenues, as reported	11,173	10,497
Internal revenue growth (contraction)	$499	$(443)
Internal revenue growth (contraction) percentage	5%	(4)%

*	Total revenues include amounts related to Corporate and Other and intersegment eliminations.

Recently Adopted and Issued Accounting Pronouncements

For additional information regarding recently adopted and issued accounting pronouncements, see Note 1 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Effects of Inflation

Approximately 40% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, our revenues and costs have generally both increased commensurate with inflation and net income as a percentage of total revenues has not been significantly affected.

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

44  SAIC, Inc. Annual Report

PART II

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

The table below provides information about our financial instruments at January 31, 2013 that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates.

	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value as of January 31, 2013
	(dollars in millions)
Assets:
Cash and cash equivalents	$736	$—	$—	$—	$—	$—	$736	$736
Average interest rate	—%	—	—	—	—	—

Liabilities:
Short-term and long-term debt:
Variable interest rate	$—	$1	$1	$1	$—	$—	$3	$3
Weighted average interest rate	—%	2.5%	2.5%	2.5%	—%	—

Fixed rate	$2	$1	$—	$—	$—	$1,300	$1,303	$1,387
Weighted average interest rate	3.8%	3.2%	—%	—%	—%	5.6%

At January 31, 2013 and 2012, our cash and cash equivalents included investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that had original maturities of three months or less. A 10% unfavorable interest rate movement would not materially impact the value of the holdings and would have a negligible impact on interest income at current market interest rates.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of SAIC’s and Science Applications’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2013, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

SAIC, Inc. Annual Report  45

PART II

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of SAIC’s and Science Application’s internal control over financial reporting as of January 31, 2013 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2013 and has concluded that our internal control over financial reporting as of that date was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s reports on our internal control over financial reporting are set forth below.

46  SAIC, Inc. Annual Report

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

McLean, Virginia

We have audited the internal control over financial reporting of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2013 of the Company and our report dated March 26, 2013, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 26, 2013

SAIC, Inc. Annual Report  47

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Science Applications International Corporation

McLean, Virginia

We have audited the internal control over financial reporting of Science Applications International Corporation and subsidiaries (the “Company”) as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2013, of the Company and our report dated March 26, 2013, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 26, 2013

48  SAIC, Inc. Annual Report

PART II

Item 9B. Other Information

On March 22, 2013, the SAIC board of directors adopted amendments to SAIC’s bylaws to:

•	change the first day of SAIC’s fiscal year from February 1 to the day after the Friday closest to January 31 in each year; and

•

provide that (i) only the board of directors may elect principal and other officers of SAIC, and (ii) officers other than principal officers may be removed by the chief executive officer (or someone to whom the chief executive officer has delegated this authority).

On March 22, 2013, the Science Applications board of directors adopted amendments to Science Applications’ bylaws to:

•	change the first day of Science Applications’ fiscal year from February 1 to the day after the Friday closest to January 31 in each year; and

•

provide that (i) only the board of directors may elect principal and other officers of Science Applications, and (ii) officers other than principal officers may be removed by the chief executive officer (or someone to whom the chief executive officer has delegated this authority).

Since the change in fiscal year for SAIC and Science Applications is from the last day of the month to a 52 – 53 week fiscal year commencing within seven days of the month end and the new fiscal year will commence with the end of the old fiscal year, the change is not deemed a change in fiscal year for the purposes of reporting subject to Rule 13a-10 or 15d-10 of the Securities Exchange Act of 1934. As a result SAIC and Science Applications will not be filing a separate transition report.

The above summary of the bylaw amendments is subject to and qualified in its entirety by reference to the text of SAIC’s and Science Applications’ restated bylaws, which are included as Exhibit 3.2 and Exhibit 3.4, respectively, to this Annual Report on Form 10-K.

The above information is being disclosed under this Item 9B in lieu of disclosure on Form 8-K, Item 5.03.

SAIC, Inc. Annual Report  49

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For certain information required by Item 10 with respect to executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2013 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2013 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2013 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2013 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

Information with respect to our equity compensation plans as of January 31, 2013 is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	20,899,623	(2)	$16.81	(3)	56,588,650	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	20,899,623		$16.81	(3)	56,588,650

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

(2)

Represents 1,239,260 shares of SAIC common stock reserved for future issuance for the expected number of shares of stock to be issued for performance-based and other stock awards under the 2006 Equity Incentive Plan and 19,660,363 shares of SAIC common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)	Does not include shares to be issued for performance-based and other stock awards, which will not require any payment upon issuance of those shares.

(4)

Represents 38,591,353 shares of SAIC common stock under the 2006 Employee Stock Purchase Plan and 17,997,297 shares of SAIC common stock under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan was 9 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 9 million shares, (ii) two percent of the number of shares of SAIC common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the compensation committee of the board of directors. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for

50  SAIC, Inc. Annual Report

PART III

issuance thereunder is 50 million. Those shares (i) that are issued under the 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2013 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2013 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  51

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

3. Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of SAIC, Inc. Incorporated by reference to Exhibit 3.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on June 22, 2011 with the SEC.

3.2	Restated Bylaws of SAIC, Inc.

3.3	Restated Certificate of Incorporation of Science Applications International Corporation. Incorporated by reference to Exhibit 3.3 to Science Applications International Corporation’s Form S-4 Registration Statement No. 333-176896 filed on September 19, 2011 with the SEC.

3.4	Restated Bylaws of Science Applications International Corporation.

4.1	Indenture dated June 28, 2002 between Science Applications International Corporation and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on July 3, 2002 with the SEC. (SEC File No. 000-12771)

4.2	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, SAIC, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to SAIC, Inc.’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC. (SEC File No. 001-33072)

4.3	Indenture dated as of December 20, 2010, among SAIC, Inc., Science Applications International Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee. Incorporated by reference to Exhibit 4.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on December 22, 2010 with the SEC.

10.1*	SAIC, Inc.’s 2006 Equity Incentive Plan (as amended and restated June 15, 2012). Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012 as filed on August 31, 2012 with the SEC.

10.2*	Science Applications International Corporation’s Stock Compensation Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.3*	Amendment No. Two to Science Applications International Corporation’s Stock Compensation Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.4*	Science Applications International Corporation’s Management Stock Compensation Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.2 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.5*	Amendment No. Two to Science Applications International Corporation’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.6*	Science Applications International Corporation’s Keystaff Deferral Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.3 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

52  SAIC, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit
10.7*	Amendment No. Two to Science Applications International Corporation’s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.8*	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.4 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.9*	Amendment No. Four to Science Applications International Corporation’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.10*	SAIC, Inc.’s 2006 Employee Stock Purchase Plan, as amended and restated effective July 1, 2010. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010 as filed on September 3, 2010 with the SEC.

10.11*	Amendment No. Two to SAIC Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.12*	Science Applications International Corporation’s 401(k) Excess Deferral Plan (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.9 to SAIC, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed on March 25, 2011 with the SEC.

10.13*	Form of Stock Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.14*	Form of Stock Award Agreement (Non-Employee Directors) of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.7 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.15*	Form of Nonstatutory Stock Option Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.16*	Form of Nonstatutory Stock Option Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (covering options granted after February 18, 2011). Incorporated by reference to Exhibit 10.12 to SAIC, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed on March 25, 2011 with the SEC.

10.17*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.8 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.18*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of SAIC, Inc.’s 2006 Equity Incentive Plan (covering options granted after February 18, 2011). Incorporated by reference to Exhibit 10.15 to SAIC, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed on March 25, 2011 with the SEC.

10.19*	Form of Performance Share Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011 as filed on June 3, 2011 with the SEC.

10.20*	Form of Amendment to Performance Share Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into prior to March 22, 2012). Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.21*	Form of Performance Share Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (covering performance share awards after March 22, 2012). Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.22*	Form of Restricted Unit Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

SAIC, Inc. Annual Report  53

PART IV

Exhibit Number	Description of Exhibit

10.23*	Form of Restricted Unit Award Agreement (Non-Employee Directors) of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.24*	Form of Restricted Unit Award Agreement (Management) of SAIC, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.25*	Form of Restricted Unit Award Agreement of SAIC, Inc.’s 2006 Equity Incentive Plan (Four-Year Cliff Vesting).

10.26*	Form of Recoupment Policy and Non-Solicitation Acknowledgment and Agreement. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 as filed on June 4, 2010 with the SEC.

10.27	Amended and Restated Four Year Credit Agreement, dated March 11, 2011, among SAIC, Inc., as borrower, Science Applications International Corporation, as guarantor, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Morgan Stanley Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Current Report on Form 8-K as filed on March 15, 2011 with the SEC.

10.28*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed on June 7, 2007 with the SEC (SEC File No. 001-33072).

10.29*	Form of Severance Protection Agreement. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 as filed on March 27, 2012 with the SEC.

10.30*	Employment Letter Agreement between Science Applications International Corporation and Mark Sopp, dated as of November 17, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC. (SEC File No. 001-12771)

10.31*	Stock Offer Letter dated November 14, 2005 to Mark Sopp from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC. (SEC File No. 001-12771)

10.32*	Employment Letter Agreement dated February 29, 2012, to John P. Jumper. Incorporated by reference to Exhibit 10.1 to SAIC, Inc.’s Current Report on Form 8-K/A as filed on March 2, 2012 with the SEC.

10.33*	Stock Offer Letter dated February 29, 2012 to John P. Jumper. Incorporated by reference to Exhibit 10.2 to SAIC, Inc.’s Current Report on Form 8-K/A as filed on March 2, 2012 with the SEC.

10.34	Deferred Prosecution Agreement between Science Applications and the U.S. Attorney’s Office for the Southern District of New York effective March 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2012 with the SEC.

10.35	Administrative Agreement between Science Applications International Corporation and the United States Army on behalf of the U.S. Government, dated August 21, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2012 with the SEC.

21	Subsidiaries of Registrants.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Patent License and Assignment Agreement dated as of August 12, 2005 between Science Applications International Corporation and VirnetX, Inc. Incorporated by reference to Exhibit 99.1 to SAIC, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

54  SAIC, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit

99.2 †	Amendment No. 1 dated as of November 2, 2006 to Patent License and Assignment Agreement between Science Applications International Corporation and VirnetX, Inc. Incorporated by reference to Exhibit 99.2 to SAIC, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.3	Amendment No. 2 dated as of March 12, 2008 to Patent License and Assignment Agreement between Science Applications International Corporation and VirnetX, Inc. Incorporated by reference to Exhibit 99.3 to SAIC, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.4 †	Professional Services Contract effective September 7, 1999 between Science Applications International Corporation and In-Q-Tel, Inc. (f/k/a In-Q-It, Inc.). Incorporated by reference to Exhibit 99.4 to SAIC, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

101	Interactive Data File.

*	Executive Compensation Plans and Arrangements

†	Confidential treatment has been granted with respect to certain portions of these exhibits.

SAIC, Inc. Annual Report  55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIC, Inc.

By	/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer

Dated: March 26, 2013

Science Applications International Corporation

By	/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer

Dated: March 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of SAIC, Inc. and Science Applications International Corporation, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John P. Jumper John P. Jumper	Principal Executive Officer and Chair of the Board	March 26, 2013

/s/ Mark W. Sopp Mark W. Sopp	Principal Financial Officer	March 26, 2013

/s/ John R. Hartley John R. Hartley	Principal Accounting Officer	March 26, 2013

/s/ France A. Córdova France A. Córdova	Director	March 26, 2013

/s/ Jere A. Drummond Jere A. Drummond	Director	March 26, 2013

/s/ Thomas F. Frist III Thomas F. Frist, III	Director	March 26, 2013

/s/ John J. Hamre John J. Hamre	Director	March 26, 2013

/s/ Miriam E. John Miriam E. John	Director	March 26, 2013

/s/ Anita K. Jones Anita K. Jones	Director	March 26, 2013

/s/ Harry M. J. Kraemer, Jr. Harry M. J. Kraemer, Jr.	Director	March 26, 2013

/s/ Lawrence C. Nussdorf Lawrence C. Nussdorf	Director	March 26, 2013

/s/ Edward J. Sanderson, Jr. Edward J. Sanderson, Jr.	Director	March 26, 2013

/s/ A. Thomas Young A. Thomas Young	Director	March 26, 2013

56  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

SAIC, Inc. Annual Report  F-1

SAIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

McLean, Virginia

We have audited the accompanying consolidated balance sheets of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAIC, Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 26, 2013

F-2  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2013	2012	2011
	(in millions, except per share amounts)
Revenues	$11,173	$10,497	$10,798
Costs and expenses:
Cost of revenues	9,809	9,530	9,374
Selling, general and administrative expenses	592	668	495
Separation transaction expenses	38	—	—
Operating income	734	299	929
Non-operating income (expense):
Interest income	9	5	2
Interest expense	(93)	(114)	(79)
Other income, net	8	5	2
Income from continuing operations before income taxes	658	195	854
Provision for income taxes	(135)	(210)	(307)
Income (loss) from continuing operations	523	(15)	547
Discontinued operations (Note 16):
Income from discontinued operations before income taxes	17	129	107
Provision for income taxes	(15)	(55)	(35)
Income from discontinued operations	2	74	72
Net income	$525	$59	$619
Earnings per share (Note 2):
Basic:
Income (loss) from continuing operations	$1.54	$(.04)	$1.46
Income from discontinued operations	—	.22	.19
	$1.54	$.18	$1.65
Diluted:
Income (loss) from continuing operations	$1.54	$(.04)	$1.45
Income from discontinued operations	—	.22	.19
	$1.54	$.18	$1.64
Cash dividend per common share	$.48	$—	$—

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-3

SAIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended January 31
	2013	2012	2011
	(in millions)
Net income	$525	$59	$619
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	8	—
Deferred taxes	1	(4)	—
Foreign currency translation adjustments, net of tax	—	4	—
Reclassification of realized loss on settled derivative instruments to net income	—	1	1
Deferred taxes	—	(1)	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	1
Pension liability adjustments	14	(13)	12
Deferred taxes	(5)	5	(3)
Pension liability adjustments, net of tax	9	(8)	9
Total other comprehensive income (loss), net of tax	9	(4)	10
Comprehensive income	$534	$55	$629

See accompanying combined notes to consolidated financial statements.

F-4  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED BALANCE SHEETS

	January 31
	2013	2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$736	$1,592
Receivables, net	1,889	2,164
Inventory, prepaid expenses and other current assets	454	439
Assets of discontinued operations	—	36
Total current assets	3,079	4,231
Property, plant and equipment, net	318	348
Intangible assets, net	190	176
Goodwill	2,195	1,800
Deferred income taxes	14	37
Other assets	79	75
	$5,875	$6,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,249	$1,961
Accrued payroll and employee benefits	542	504
Notes payable and long-term debt, current portion	2	553
Liabilities of discontinued operations	—	7
Total current liabilities	1,793	3,025
Notes payable and long-term debt, net of current portion	1,296	1,299
Other long-term liabilities	168	162
Commitments and contingencies (Notes 13, 17 and 18)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at January 31, 2013 and 2012	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 342 million and 341 million shares issued and outstanding at January 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	2,110	2,028
Retained earnings	510	164
Accumulated other comprehensive loss	(2)	(11)
Total stockholders’ equity	2,618	2,181
	$5,875	$6,667

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-5

SAIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Common stock	Preferred stock
	(in millions)
Balance at January 31, 2010	388	—	$2,096	$212	$(17)	$2,291
Net income	—	—	—	619	—	619
Other comprehensive income, net of tax	—	—	—	—	10	10
Issuances of stock	9	—	83	—	—	83
Repurchases of stock	(35)	—	(202)	(423)	—	(625)
Adjustments for income tax benefits from stock-based compensation	—	—	11	—	—	11
Stock-based compensation	—	—	102	—	—	102
Balance at January 31, 2011	362	—	2,090	408	(7)	2,491
Net income	—	—	—	59	—	59
Other comprehensive income, net of tax	—	—	—	—	(4)	(4)
Issuances of stock	8	—	44	—	—	44
Repurchases of stock	(29)	—	(175)	(303)	—	(478)
Adjustments for income tax benefits from stock-based compensation	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	85	—	—	85
Balance at January 31, 2012	341	—	2,028	164	(11)	2,181
Net income	—	—	—	525	—	525
Other comprehensive income, net of tax	—	—	—	—	9	9
Issuances of stock	2	—	24	—	—	24
Repurchases of stock	(1)	—	(10)	(12)	—	(22)
Cash dividend of $0.48 per common share	—	—	—	(167)	—	(167)
Adjustments for income tax benefits from stock-based compensation	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	84	—	—	84
Balance at January 31, 2013	342	—	$2,110	$510	$(2)	$2,618

See accompanying combined notes to consolidated financial statements.

F-6  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2013	2012	2011
	(in millions)
Cash flows from operating activities of continuing operations:
Net income	$525	$59	$619
Income from discontinued operations	(2)	(74)	(72)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	113	114	110
Stock-based compensation	84	83	99
Excess tax benefits from stock-based compensation	—	—	(11)
Impairment losses	13	19	4
Net gain on sales and disposals of assets	(6)	(31)	(5)
Other items	4	(1)	1
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and divestitures, resulting from changes in:
Receivables	325	(51)	(18)
Inventory, prepaid expenses and other current assets	(64)	(93)	(29)
Deferred income taxes	72	(9)	9
Other assets	(5)	(22)	(2)
Accounts payable and accrued liabilities	(744)	757	(16)
Accrued payroll and employee benefits	36	1	24
Income taxes payable	—	5	6
Other long-term liabilities	(6)	5	(9)
Total cash flows provided by operating activities of continuing operations	345	762	710
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(48)	(65)	(73)
Acquisitions of businesses, net of cash acquired of $9, $5 and $10 in fiscal 2013, 2012 and 2011, respectively	(483)	(218)	(382)
Net proceeds (payments) for purchase price adjustments related to prior year acquisitions	1	(4)	—
Proceeds from sale of assets	3	85	10
Other	—	(1)	—
Total cash flows used in investing activities of continuing operations	(527)	(203)	(445)
Cash flows from financing activities of continuing operations:
Issuance of long-term debt, net of offering costs	—	—	742
Payments on notes payable and long-term debt	(554)	(3)	(3)
Sales of stock and exercises of stock options	19	27	38
Dividends payments	(165)	—	—
Repurchases of stock	(22)	(471)	(601)
Excess tax benefits from stock-based compensation	—	—	11
Other	—	(2)	—
Total cash flows (used in) provided by financing activities of continuing operations	(722)	(449)	187
(Decrease) increase in cash and cash equivalents from continuing operations	(904)	110	452
Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(2)	(52)	4
Cash provided by investing activities of discontinued operations	50	166	51
Increase in cash and cash equivalents from discontinued operations	48	114	55
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1	(1)
Total (decrease) increase in cash and cash equivalents	(856)	225	506
Cash and cash equivalents at beginning of year	1,592	1,367	861
Cash and cash equivalents at end of year	$736	$1,592	$1,367

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-7

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Science Applications International Corporation

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and subsidiaries (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Science Applications International Corporation and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 26, 2013

F-8  SAIC, Inc. Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2013	2012	2011
	(in millions, except per share amounts)
Revenues	$11,173	$10,497	$10,798
Costs and expenses:
Cost of revenues	9,809	9,530	9,374
Selling, general and administrative expenses	592	668	495
Separation transaction expenses	38	—	—
Operating income	734	299	929
Non-operating income (expense):
Interest income	10	5	2
Interest expense	(93)	(119)	(94)
Other income, net	8	5	2
Income from continuing operations before income taxes	659	190	839
Provision for income taxes	(135)	(208)	(300)
Income (loss) from continuing operations	524	(18)	539
Discontinued operations (Note 16):
Income from discontinued operations before income taxes	17	129	107
Provision for income taxes	(15)	(55)	(35)
Income from discontinued operations	2	74	72
Net income	$526	$56	$611

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-9

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended January 31
	2013	2012	2011
	(in millions)
Net income	$526	$56	$611
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	8	—
Deferred taxes	1	(4)	—
Foreign currency translation adjustments, net of tax	—	4	—
Reclassification of realized loss on settled derivative instruments to net income	—	1	1
Deferred taxes	—	(1)	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	1
Pension liability adjustments	14	(13)	12
Deferred taxes	(5)	5	(3)
Pension liability adjustments, net of tax	9	(8)	9
Total other comprehensive income (loss), net of tax	9	(4)	10
Comprehensive income	$535	$52	$621

See accompanying combined notes to consolidated financial statements.

F-10  SAIC, Inc. Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31
	2013	2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$736	$1,592
Receivables, net	1,889	2,164
Inventory, prepaid expenses and other current assets	454	439
Assets of discontinued operations	—	36
Total current assets	3,079	4,231
Property, plant and equipment, net	318	348
Intangible assets, net	190	176
Goodwill	2,195	1,800
Deferred income taxes	14	37
Other assets	79	75
	$5,875	$6,667
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,249	$1,961
Accrued payroll and employee benefits	542	504
Notes payable and long-term debt, current portion	2	553
Liabilities of discontinued operations	—	7
Total current liabilities	1,793	3,025
Notes payable and long-term debt, net of current portion	1,296	1,299
Note payable to SAIC, Inc.	22	120
Other long-term liabilities	168	162
Commitments and contingencies (Notes 13, 18 and 19)
Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at January 31, 2013 and 2012	—	—
Additional paid-in capital	233	233
Retained earnings	2,365	1,839
Accumulated other comprehensive loss	(2)	(11)
Total stockholder’s equity	2,596	2,061
	$5,875	$6,667

See accompanying combined notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-11

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2010	5,000	$233	$1,172	$(17)	$1,388
Net income	—	—	611	—	611
Other comprehensive income, net of tax	—	—	—	10	10
Balance at January 31, 2011	5,000	233	1,783	(7)	2,009
Net income	—	—	56	—	56
Other comprehensive income, net of tax	—	—	—	(4)	(4)
Balance at January 31, 2012	5,000	233	1,839	(11)	2,061
Net income	—	—	526	—	526
Other comprehensive loss, net of tax	—	—	—	9	9
Balance at January 31, 2013	5,000	$233	$2,365	$(2)	$2,596

See accompanying combined notes to consolidated financial statements.

F-12  SAIC, Inc. Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2013	2012	2011
	(in millions)
Cash flows from operating activities of continuing operations:
Net income	$526	$56	$611
Income from discontinued operations	(2)	(74)	(72)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	113	114	110
Stock-based compensation	84	83	99
Impairment losses	13	19	4
Net gain on sales and disposals of assets	(6)	(31)	(5)
Other items	3	(1)	1
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and divestitures, resulting from changes in:
Receivables	325	(51)	(18)
Inventory, prepaid expenses and other current assets	(64)	(93)	(29)
Deferred income taxes	72	(9)	9
Other assets	(5)	(22)	(2)
Accounts payable and accrued liabilities	(744)	757	(16)
Accrued payroll and employee benefits	36	1	24
Income taxes payable	—	5	6
Other long-term liabilities	(6)	5	(9)
Total cash flows provided by operating activities of continuing operations	345	759	713
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(48)	(65)	(73)
Acquisitions of businesses, net of cash acquired of $9, $5 and $10 in fiscal 2013, 2012 and 2011, respectively	(483)	(218)	(382)
Net proceeds (payments) for purchase price adjustments related to prior year acquisitions	1	(4)	—
Proceeds from sale of assets	3	85	10
Other	—	(1)	—
Total cash flows used in investing activities of continuing operations	(527)	(203)	(445)
Cash flows from financing activities of continuing operations:
Issuance of long-term debt, net of offering costs	—	—	742
Proceeds from note with SAIC, Inc.	244	638	1,298
Payments on note with SAIC, Inc.	(411)	(1,079)	(1,853)
Payments on notes payable and long-term debt	(554)	(3)	(3)
Dividend payments	(1)	—	—
Other	—	(2)	—
Total cash flows (used in) provided by financing activities of continuing operations	(722)	(446)	184
(Decrease) increase in cash and cash equivalents from continuing operations	(904)	110	452
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(2)	(52)	4
Cash provided by investing activities of discontinued operations	50	166	51
Increase in cash and cash equivalents from discontinued operations	48	114	55
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1	(1)
Total (decrease) increase in cash and cash equivalents	(856)	225	506
Cash and cash equivalents at beginning of year	1,592	1,367	861
Cash and cash equivalents at end of year	$736	$1,592	$1,367

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

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ended January 31, 2013 is referred to as “fiscal 2013” in these combined notes to consolidated financial statements.

Planned Separation Transaction

In August 2012, the Company announced that its board of directors authorized management to pursue a plan to separate into two independent, publicly traded companies. The proposed separation transaction is intended to take the form of a tax-free spin-off to SAIC stockholders of 100% of the shares of a newly formed company focused on technical, engineering and enterprise information technology (IT) services to the U.S. Government, as well as other public agencies. The separation is expected to occur in the latter half of calendar year 2013, subject to final approval of the board of directors and certain customary conditions, including receipt of an opinion from tax counsel and a ruling from the Internal Revenue Service (IRS) as to the tax-free nature of the transaction. Although the Company expects that the separation of its businesses will be consummated, there can be no assurance that a separation will ultimately occur. Upon completion of the separation transaction, the operating results of the separated business will be included in discontinued operations.

During the year ended January 31, 2013, separation transaction expenses were as follows:

Year Ended January 31, 2013
(in millions)
Strategic advisory services	$18
Investment banking services	3
Legal and accounting services	5
Severance costs	12
Separation transaction expenses in operating income	38
Less: income tax benefit	(15)
Separation transaction expenses, net of tax	$23

In connection with the separation transaction, the Company eliminated positions in the fourth quarter of fiscal 2013 which resulted in severance costs as reflected in the table above.

Consistent with the Company’s policy for acquisitions, the Company has recognized a tax benefit for the separation transaction expenses. Certain of the separation transaction expenses will be capitalized for tax purposes if the separation transaction is completed, resulting in a reversal in discontinued operations of tax benefits previously recognized.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense, contingencies and litigation. Estimates and assumptions have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

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

The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The Company has agreed upon and settled indirect contract costs through fiscal 2005. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

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

Changes in Estimates on Contracts

Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $18 million ($0.03 per diluted share), $37 million ($0.07 per diluted share) and $44 million ($0.08 per diluted share) for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Receivables

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, substantially all of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant.

The Company has extended deferred payment terms with original contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of January 31, 2013, the Company had outstanding receivables from these customers with deferred payment terms of $104 million, which are expected to be collected in fiscal 2014 when the customers have obtained financing. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and accounts receivable. At January 31, 2013, the Company’s cash and cash equivalents bear both fixed and variable interest rates. Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government.

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

SAIC, Inc. Annual Report  F-17

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost or first-in, first-out methods. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. Finished goods inventory consists primarily of purchased finished goods for resale to customers, such as tires and lubricants, in addition to manufactured border, port and mobile security products and baggage scanning equipment. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory.

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

As of January 31, 2013, there were certain properties that were reported as held for sale within the Corporate and Other segment. Two of these properties were sold subsequent to January 31, 2013.

Goodwill and Intangible Assets

The Company evaluates goodwill for potential impairment annually at the beginning of the fourth quarter, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill. The Company faces continued uncertainty in its business environment due to the substantial fiscal and economic challenges facing the U.S. Government, its primary customer. Adverse changes in fiscal and economic conditions, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could result in an impairment of goodwill.

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

Selling, General and Administrative Expenses

The Company classifies indirect costs incurred within or allocated to its U.S. Government customers as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2012, one of the Company’s subsidiaries adopted the Company’s more prevalent disclosure statement resulting in certain costs previously classified as general and administrative expenses in fiscal 2011 being classified as cost of revenues in fiscal 2012 on a prospective basis.

F-18  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This change caused a net increase in reported cost of revenues and a net decrease in reported selling, general and administrative expenses for fiscal 2013 and 2012 as compared to fiscal 2011 and prior years; however, total operating costs were not affected by this change. Selling, general and administrative expenses include general and administrative, bid and proposal and internal research and development expenses.

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

Accounting Standards Updates Adopted

During the fiscal years presented, the Company adopted various accounting standards issued by the Financial Accounting Standards Board (FASB), none of which had a material effect on the Company’s consolidated financial position and results of operations.

Accounting Standards Updates Issued But Not Yet Adopted

In February 2013, the FASB issued an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income in a single note or on the face of the financial statements. This update is effective for the Company beginning February 1, 2013, and will be applied prospectively.

Other accounting standards and updates issued but not effective for the Company until after January 31, 2013, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

A reconciliation of the income used to compute basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Basic EPS:
Income (loss) from continuing operations, as reported	$523	$(15)	$547
Less: allocation of distributed and undistributed earnings to participating securities	(11)	—	(17)
Income (loss) from continuing operations, for computing basic EPS	$512	$(15)	$530
Net income, as reported	$525	$59	$619
Less: allocation of distributed and undistributed earnings to participating securities	(11)	—	(20)
Net income, for computing basic EPS	$514	$59	$599
Diluted EPS:
Income (loss) from continuing operations, as reported	$523	$(15)	$547
Less: allocation of distributed and undistributed earnings to participating securities	(11)	—	(17)
Income (loss) from continuing operations, for computing diluted EPS	$512	$(15)	$530
Net income, as reported	$525	$59	$619
Less: allocation of distributed and undistributed earnings to participating securities	(11)	—	(20)
Net income, for computing diluted EPS	$514	$59	$599

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Basic weighted average number of shares outstanding	333	336	364
Dilutive common share equivalents—stock options and other stock awards	—	—	2
Diluted weighted average number of shares outstanding	333	336	366

Basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2013	2012	2011
Basic:
Income (loss) from continuing operations	$1.54	$(.04)	$1.46
Income from discontinued operations	—	.22	.19
	$1.54	$.18	$1.65
Diluted:
Income (loss) from continuing operations	$1.54	$(.04)	$1.45
Income from discontinued operations	—	.22	.19
	$1.54	$.18	$1.64

F-20  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Antidilutive stock options excluded	20	21	19
Performance-based stock awards excluded	1	1	1

Note 3—Composition of Certain Financial Statement Captions:

	January 31
	2013	2012
	(in millions)
Receivables, net:
Billed and billable receivables	$1,272	$1,558
Unbillable receivables, including contract retentions	626	612
Less allowance for doubtful accounts	(9)	(6)
	$1,889	$2,164
Inventory, prepaid expenses and other current assets:
Inventories	$192	$168
Prepaid expenses	51	59
Restricted cash	51	43
Deferred income taxes	18	82
Assets held for sale	30	9
Prepaid income taxes and tax refunds receivable	94	41
Other	18	37
	$454	$439
Property, plant and equipment, net:
Computers and other equipment	$314	$305
Buildings and improvements	148	181
Leasehold improvements	212	194
Office furniture and fixtures	57	54
Land	27	32
Construction in progress	2	6
	760	772
Less accumulated depreciation and amortization	(442)	(424)
	$318	$348
Accounts payable and accrued liabilities:
Accounts payable	$435	$485
Accrued liabilities *	682	1,265
Collections in excess of revenues on uncompleted contracts and deferred revenue	132	211
	$1,249	$1,961
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$298	$251
Accrued vacation	236	246
Accrued contributions to employee benefit plans	8	7
	$542	$504
Other long-term liabilities:
Accrued pension liabilities	$8	$29
Deferred compensation	44	41
Liabilities for uncertain tax positions	24	29
Deferred tax liabilities	25	—
Other	67	63
	$168	$162

*	Includes the $500 million CityTime obligation as of January 31, 2012 described in Note 17.

SAIC, Inc. Annual Report  F-21

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Acquisitions:

The Company acquires businesses as part of its growth strategy to provide new or enhance existing capabilities and offerings to customers. The Company completed acquisitions during each of the years presented, which individually and in the aggregate were not considered significant business combinations in the year acquired.

Acquisition information for the years presented was as follows:

	Year Ended January 31
	2013	2012	2011
	($ in millions)
Number of acquisitions	1	2	3
Cash consideration (paid and accrued)	$505	$223	$389

Purchase price (preliminary or final) allocations for the years presented were as follows ($ in millions):

	2013	2012	2011
Purchase price allocations:
Goodwill:
Tax deductible goodwill	$—	$30	$16
Non-tax deductible goodwill	395	135	223
Identifiable intangible assets:
Customer relationships (finite-lived)	$62	$28	$9
Software and technology (finite-lived)	—	—	110
Other (finite-lived)	10	1	—
In-process research and development (indefinite-lived)	—	—	27
Weighted average lives of finite-lived intangibles:
Customer relationships	5 years	5 years	2 years
Software and technology	—	—	8 years
Other	1 year	3 years	—
All finite-lived intangible assets	4 years	5 years	7 years

In August 2012, the Company acquired 100% of the stock of maxIT Healthcare Holdings, Inc. (maxIT), a provider of clinical, business and information technology services primarily to commercial hospital groups and other medical delivery organizations. This acquisition expands the Company’s commercial consulting practice in electronic health record (EHR) implementation and optimization and strengthens the Company’s capabilities to provide these services to its federal healthcare customers as those customers migrate to commercial off-the-shelf EHR applications. This acquisition was in the Health, Energy and Civil Solutions segment.

The preliminary estimated fair values of the maxIT assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Cash	$9
Receivables	50
Other assets	24
Accounts payable, accrued liabilities and accrued payroll and employee benefits	(21)
Deferred tax liabilities, net	(24)
Total identifiable net assets acquired	38
Goodwill	395
Intangible assets	72
Total preliminary purchase price (including accrued acquisition payments of $13 million)	$505

The estimated fair values of the maxIT assets acquired and liabilities assumed are preliminary for income tax related matters and certain liabilities assumed. From the date of acquisition of maxIT through January 31, 2013, the Company recognized revenues of $133 million and operating income of $4 million related to this acquisition.

The Company’s acquisitions in fiscal 2012 included Vitalize Consulting Solutions, Inc. and Patrick Energy Services, Inc. in the Health, Energy and Civil Solutions segment. Vitalize Consulting Solutions, Inc. is a provider of clinical, business and

F-22  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information technology services for healthcare enterprises. This acquisition expanded the Company’s capabilities in both federal and commercial markets to help customers better address EHR implementation and optimization demand. Patrick Energy Services, Inc. is a provider of performance-based transmission and distribution power system solutions. This acquisition enhanced the Company’s energy and smart grid services portfolio by adding additional transmission and distribution engineering services to its existing capabilities.

The most notable acquisitions in fiscal 2011 included Cloudshield Technologies, Inc. in the Intelligence and Cybersecurity Solutions segment and Reveal Imaging Technologies, Inc. in the Health, Energy and Civil Solutions segment. Cloudshield Technologies, Inc. is a provider of cybersecurity and management services solutions. This acquisition enhanced the Company’s cybersecurity offerings and positioned the Company to bring to market deep packet inspection solutions for high speed networks, enabling the Company to better meet emerging customer requirements. Reveal Imaging Technologies, Inc. is a provider of threat detection products and services. This acquisition enhanced the Company’s homeland security solutions portfolio by adding U.S. Transportation Security Administration certified explosive detection systems for checked baggage screening to the Company’s passenger and cargo inspection systems product offerings.

Note 5—Goodwill and Intangible Assets:

As discussed in Note 15 — Business Segment Information, the Company has the following reportable segments:

Defense Solutions (DS); Health, Energy and Civil Solutions (HECS); and Intelligence and Cybersecurity Solutions (ICS). Corporate reorganizations occurred in fiscal 2013 resulting in transfers of certain operations between the Company’s reportable segments as well as a change in the aggregation of business units in the ICS reportable segment.

The balance and changes in the carrying amount of goodwill by segment were as follows:

	DS	HECS	ICS	Total
	(in millions)
Balance at January 31, 2011	$405	$608	$625	$1,638
Acquisitions	—	165	—	165
Adjustments	5	(14)	6	(3)
Balance at January 31, 2012	410	759	631	1,800
Acquisitions	—	395	—	395
Adjustments	—	(10)	10	—
Balance at January 31, 2013	$410	$1,144	$641	$2,195

The carrying value of goodwill by segment at January 31, 2011 has been recast to give effect to the change in reportable segments and for discontinued operations ($26 million for discontinued operations occurring in fiscal 2013).

Goodwill adjustments in fiscal 2013 and 2012 resulted from the finalization of purchase price allocations related to prior year acquisitions and the transfer of certain operations between reportable segments. There were no goodwill impairments during fiscal 2013, 2012 and 2011.

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	January 31
	2013			2012
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$175	$(73)	$102	$120	$(62)	$58
Software and technology	127	(57)	70	148	(48)	100
Other	2	(1)	1	2	(1)	1
Total finite-lived intangible assets	304	(131)	173	270	(111)	159
Indefinite-lived intangible assets:
In-process research and development	13	—	13	13	—	13
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	17	—	17	17	—	17
Total intangible assets	$321	$(131)	$190	$287	$(111)	$176

SAIC, Inc. Annual Report  F-23

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite-lived intangible assets with a gross carrying value of $25 million and $37 million became fully amortized in fiscal 2013 and 2012, respectively, and are no longer reflected in the gross carrying value after becoming fully amortized. Amortization expense related to amortizable intangible assets was $45 million, $45 million and $40 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

During fiscal 2013 and 2012, the Company determined that certain intangible assets consisting of software and technology and customer relationships, mainly associated with the acquisitions of Cloudshield Technologies, Inc. in fiscal 2011 and Science, Engineering and Technology Associates Corporation in fiscal 2010, were not recoverable due to lower projected revenue levels from the associated products and customers. As a result, the Intelligence and Cybersecurity Solutions reportable segment recognized impairment losses within selling, general and administrative expenses of $13 million and $19 million in fiscal 2013 and 2012, respectively, to reduce the carrying amount of these intangible assets to their estimated fair values. There were no impairments of intangible assets for fiscal 2011. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3 under the accounting standard for fair value measurement).

The estimated annual amortization expense related to finite-lived intangible assets as of January 31, 2013 was as follows:

Year Ending January 31
(in millions)
2014	$44
2015	35
2016	32
2017	27
2018	18
2019 and thereafter	17
$173

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

Note 6—Revolving Credit Facility:

In fiscal 2012, SAIC amended and restated its revolving credit facility. The amended and restated revolving credit facility executed by SAIC and fully and unconditionally guaranteed by Science Applications provides for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate. During fiscal 2013, the Company extended the maturity date of the credit facility for one additional year, to March 2016, as provided for in the terms of the credit facility. As of January 31, 2013 and 2012, there were no borrowings outstanding under the credit facility.

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this credit facility, to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of January 31, 2013. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the credit facility.

Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act (ERISA) events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties.

F-24  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Notes Payable and Long-Term Debt:

The Company’s notes payable and long-term debt consisted of the following for the years presented:

			January 31
	Stated interest rate	Effective interest rate	2013	2012
			($ in millions)
SAIC senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$550 million notes issued in fiscal 2003, which matured in July 2012	6.25%	6.50%	—	550
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	297	296
Other notes payable due on various dates through fiscal 2017	0%-2.5%	Various	4	9
Total notes payable and long-term debt			1,298	1,852
Less current portion			2	553
Total notes payable and long-term debt, net of current portion			$1,296	$1,299
Fair value of notes payable and long-term debt			$1,390	$2,011

The Company paid $550 million to settle the 6.25% notes at maturity in July 2012.

Interest is payable on the Company’s senior unsecured notes on a semi-annual basis with principal payments due on maturity. The note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense, which results in an effective interest rate that is higher than the stated interest rate of the notes. The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of January 31, 2013.

Maturities of notes payable and long-term debt are as follows:

Year Ending January 31	Total
(in millions)
2014	$2
2015	2
2016	1
2017	1
2018	—
2019 and thereafter	1,300
Total principal payments	1,306
Less unamortized discount	8
$1,298

Note 8—Related Party Transactions:

Science Applications has fully and unconditionally guaranteed the obligations of SAIC under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Science Applications in these consolidated financial statements. Science Applications has fully and unconditionally guaranteed any borrowings under SAIC’s amended and restated revolving credit facility maturing in fiscal 2017. SAIC has fully and unconditionally guaranteed the obligations of Science Applications under its $300 million 5.5% notes and $250 million 7.13% notes.

SAIC and Science Applications have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by SAIC to employees of Science Applications and its subsidiaries and Science Applications’ payment of certain obligations on behalf of SAIC. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time prior to its maturity date in November 2013. This maturity date will be automatically extended for successive one-year periods unless either SAIC or Science Applications provides prior notice to the other party.

SAIC, Inc. Annual Report  F-25

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Retirement Plans:

Defined Contribution Plans

The Company sponsors several defined contribution plans, including the SAIC Retirement Plan (SRP) which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. Company contributions expensed for defined contribution plans were $145 million, $150 million and $157 million in fiscal 2013, 2012 and 2011, respectively.

Deferred Compensation Plans

The Company maintains two deferred compensation plans, the Keystaff Deferral Plan (KDP) and the Key Executive Stock Deferral Plan (KESDP), for the benefit of certain management or highly compensated employees or directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or certain other bonuses. Directors may also elect to defer their director fees. The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (3.1% to 4.1% during fiscal 2013). Deferred balances are generally paid upon retirement or termination. Under the KESDP, eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2006 Equity Incentive Plan (see Note 10) and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of SAIC’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.

Beginning in fiscal 2012, the Company sponsored a 401(k) Excess Deferral Plan (Excess Plan) for the benefit of certain management or highly compensated employees that allows participants to elect to defer up to 20% of their eligible salary once the participant has met the contribution limit imposed on the SAIC Retirement Plan. The Company makes matching contributions to participants who have received a reduced Company contribution in the SAIC Retirement Plan due to the participant’s deferral of salary into the Excess Plan.

Defined Benefit Plans

The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on an expired customer contract. While benefits are no longer accruing under the plan, the Company has continuing defined benefit pension obligations with respect to certain plan participants. In fiscal 2012, the Company sold certain components of its business, including the component of its business that contained this pension and employed the pension plan participants. The Company has classified the operating results of this business component, including pension expense through the date of sale, as discontinued operations for all periods presented. Pursuant to the definitive sale agreement, the Company retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets subsequent to the sale, are recorded in continuing operations.

In fiscal 2013, certain plan participants in the Company’s defined benefit pension plan, who previously transferred their employment to a successor contractor upon the expiration of the customer contract, elected to transfer, and the Company transferred, $46 million of pension plan assets to that successor contractor’s plan and settled $63 million of related pension plan obligations. As a result of the transfer, the Company recorded an immaterial settlement gain in selling, general and administrative expenses in fiscal 2013.

In the fourth quarter of each fiscal year and whenever the plan assets and liabilities are remeasured, the Company evaluates and recognizes, when appropriate, the net actuarial gains or losses in excess of the 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (which is referred to as the “corridor”).

F-26  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status. The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for this plan.

	Year Ended January 31
	2013	2012
	(in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$149	$131
Interest cost	4	7
Actuarial loss	3	15
Benefits paid	(2)	(2)
Prior service costs	—	1
Settlements	(63)	—
Foreign exchange rate changes	3	(3)
Projected benefit obligation at end of year	$94	$149
Change in plan assets:
Fair value of plan assets at beginning of year	$120	$111
Actual return on plan assets	7	6
Settlements	(46)	—
Company contributions	5	8
Benefits paid	(2)	(2)
Foreign exchange rate changes	2	(3)
Fair value of plan assets at end of year	$86	$120
Funded status at end of year	$(8)	$(29)

	January 31
	2013	2012
	(in millions)
Accumulated benefit obligation	$94	$149
Amounts included in the consolidated balance sheets consist of:
Accrued pension liability (other long-term liabilities)	$(8)	$(29)
Amounts included in accumulated other comprehensive loss consist of:
Net actuarial (gain) loss (pretax)	$(1)	$13

The components of the Company’s net periodic benefit cost for this plan were as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Service cost	$—	$—	$1
Interest cost	4	7	7
Expected return on plan assets	(5)	(5)	(7)
Prior service costs	—	1	—
Contractual termination benefits	—	—	1
	$(1)	$3	$2

Actuarial Assumptions. The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension were as follows:

	January 31
	2013	2012
Assumptions used to determine benefit obligations at the plan’s measurement date:
Discount rate	4.7%	4.4%
Rate of compensation increase	0.0	3.8

SAIC, Inc. Annual Report  F-27

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31
	2013	2012	2011
Assumptions used to determine net periodic benefit cost:
Discount rate	4.4%	5.6%	5.5%
Expected long-term rate of return on plan assets	4.2	4.6	6.8
Rate of compensation increase	0.0	4.4	4.3

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

Plan Assets. The following tables set forth the fair value of plan assets and related level of inputs used to determine the fair value of plan assets in each asset class as defined by the accounting standard for fair value measurements (see Note 1):

January 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1 inputs)	Significant Other Observable Inputs (Level 2 inputs)	Significant Unobservable Inputs (Level 3 inputs)	Total
	(in millions)
Asset class:
International equity securities	$—	$37	$—	$37
United Kingdom government bonds	—	17	—	17
Corporate bonds	—	31	—	31
Cash	1	—	—	1
	$1	$85	$—	$86

January 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1 inputs)	Significant Other Observable Inputs (Level 2 inputs)	Significant Unobservable Inputs (Level 3 inputs)	Total
	(in millions)
Asset class:
International equity securities	$—	$44	$—	$44
United Kingdom government bonds	—	15	—	15
Corporate bonds	—	21	—	21
Cash	40	—	—	40
	$40	$80	$—	$120

The plan’s assets consist of investments in pooled funds that contain investments with values based on quoted market prices, but for which the pools are not valued on a daily quoted market basis (Level 2 inputs).

The overall investment strategy for pension plan assets is to utilize a total return investment approach in which a mix of equity securities and fixed-income securities are used to produce a sufficient level of diversification and investment return over the long term for a prudent level of risk. Risk tolerance is established through consideration of plan demographics, plan liabilities, plan funded status and overall corporate financial condition. Consideration is also given to industry practices, long-term historical and prospective capital market returns, volatility, correlations among asset classes and relationships between the plan assets and liabilities. The assets are invested in liquid investments to satisfy benefit obligations as they become due. The investment portfolio contains a diversified blend of equity securities and fixed-income securities. As of January 31, 2013, the Company’s target asset allocation was approximately 40% and 60% of total plan assets for equity securities and fixed-income securities, respectively. However, a large portion of plan assets were held as cash at January 31, 2012 in anticipation of a transfer of plan assets and obligations to a successor contractor.

Cash Flows. In fiscal 2014, the Company expects to contribute approximately $5 million to the defined benefit pension plan. The estimated annual benefit payments are expected to be $2 million for each of the years in fiscal 2014 to 2018. Total estimated benefit payments for fiscal 2019 through 2023 are expected to be $13 million.

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

Note 10—Stock-Based Compensation:

Plan Summaries. At January 31, 2013, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan (ESPP). SAIC issues new shares upon the issuance of stock awards or exercise of stock options under these plans.

The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. As of January 31, 2013, the Company has issued stock options, vested stock awards, restricted stock awards including restricted stock units, performance-based awards and cash awards under this plan. The 2006 Equity Incentive Plan provides that in the event of the Company’s merger with or into another corporation, a sale of substantially all of its assets or the transfer of more than 50% of SAIC’s outstanding shares by tender offer or similar transaction, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Stock awards granted under the plan generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. As of January 31, 2013, 18 million shares of SAIC’s stock were reserved for future issuance under the 2006 Equity Incentive Plan.

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

The Company has an ESPP which allows eligible employees to purchase shares of SAIC’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 31, 2013, the discount was 5% of the fair market value on the date of purchase thereby resulting in the ESPP being non-compensatory. As of January 31, 2013, 39 million shares of SAIC’s stock were authorized and reserved for future issuance under the ESPP.

SAIC, Inc. Annual Report  F-29

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation and Related Tax Benefits Recognized. Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Stock-based compensation expense:
Stock options	$13	$17	$19
Vesting stock awards	69	70	74
Vested stock awards	—	1	1
Performance-based stock awards	2	(5)	5
Total stock-based compensation expense recorded in continuing operations	$84	$83	$99
Total stock-based compensation expense recorded in discontinued operations	$—	$2	$3
Tax benefits recognized from stock-based compensation	$33	$33	$40
Vested stock issued as settlement of annual bonus accruals	$2	$3	$4

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

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of the Company’s stock option awards is generally expensed on a straight-line basis over the vesting period of four years, except for stock options granted to the Company’s outside directors, which is recognized over the vesting period of one year. The expected term of all awards granted is derived from the Company’s historical experience except for awards granted to the Company’s outside directors, for which the expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment”. Expected volatility is based on an average of the historical volatility of SAIC’s stock and the implied volatility from traded options on SAIC’s stock. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant. The Company uses historical data to estimate forfeitures.

The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for each of the three years ended January 31, 2013 were as follows:

	Year Ended January 31
	2013	2012	2011
Weighted average grant-date fair value	$1.81	$4.21	$3.96
Expected term (in years)	5.0	4.9	3.8
Expected volatility	24.5%	23.4%	25.1%
Risk-free interest rate	1.0%	2.2%	2.1%
Dividend yield	3.7%	0%	0%

F-30  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for each of the three years ended January 31, 2013 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2010	31.6	16.26	2.0	66
Options granted	5.3	17.43
Options forfeited or expired	(2.8)	16.14
Options exercised	(9.1)	14.08		36
Outstanding at January 31, 2011	25.0	17.31	2.1	11
Options granted	3.9	16.92
Options forfeited or expired	(3.6)	16.73
Options exercised	(4.5)	14.69		8
Outstanding at January 31, 2012	20.8	17.90	2.5	—
Options granted	5.0	13.20
Options forfeited or expired	(6.2)	17.54
Options exercised	—	—		—
Outstanding at January 31, 2013	19.6	16.81	3.0	—
Vested and expected to vest in the future as of January 31, 2013	9.0	18.30	1.2	—

The following table summarizes activity related to exercises of stock options for each of the three years ended January 31, 2013 as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Cash received from exercises of stock options	$—	$1	$6
Stock exchanged at fair value upon exercises of stock options	—	14	41
Tax benefits realized from exercises of stock options	—	4	17

Stock options outstanding as of January 31, 2013 were as follows:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term	Stock options exercisable	Weighted average exercise price	Weighted average remaining contractual term
	(in millions)		(in years)	(in millions)		(in years)
$12.00 to $17.00	7.7	$14.60	5.8	0.7	$16.88	5.1
$17.01 to $18.00	3.8	17.42	2.2	1.6	17.43	2.2
$18.01 to $19.00	8.0	18.59	0.7	6.5	18.63	0.5
$19.01 to $21.00	0.1	20.12	0.6	0.2	20.12	0.6
	19.6	16.81	3.0	9.0	18.30	1.2

The aggregate intrinsic value for options exercisable at January 31, 2013 was $0 million.

As of January 31, 2013, there was $15 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

Vesting Stock Awards. Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years, or seven years for certain stock awards granted under the Stock Compensation Plans.

SAIC, Inc. Annual Report  F-31

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting stock award activity for the year ended January 31, 2013 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2012	12.0	$17.50
Awards granted	6.7	13.12
Awards forfeited	(1.4)	15.71
Awards vested	(4.9)	17.82
Unvested at January 31, 2013	12.4	15.20

As of January 31, 2013, there was $98 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 2.3 years. The fair value of vesting stock awards that vested in fiscal 2013, 2012 and 2011 was $66 million, $67 million and $64 million, respectively.

Performance-Based Stock Awards. The Company grants performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. These awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. For awards granted in fiscal 2013, one-third of the target number of shares of stock granted under the awards will be allocated to each fiscal year over the three-year performance period and the actual number of shares to be issued with respect to each fiscal year will be based upon the achievement of that fiscal year’s performance criteria. For performance-based stock awards granted prior to fiscal 2013, the number of shares of stock to be issued under the awards is determined based upon the achievement of the performance criteria measured over the entire three-year performance period. Compensation expense for performance-based stock awards is recognized over the three-year performance period based on the expected level of achievement that will be obtained.

Performance-based stock award activity for the year ended January 31, 2013 was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2012	0.5	$17.02
Awards granted	0.8	13.13
Awards forfeited	(0.0)	15.26
Adjustments to expected number of shares of stock to be issued	(0.3)	16.84
Outstanding at January 31, 2013	1.0	13.24

Adjustments to the expected number of shares of stock to be issued are due to changes in the expected level of achievement of the performance goals over the life of the awards.

As of January 31, 2013, there was $6.2 million of unrecognized compensation cost, net of estimated forfeitures, related to performance-based stock awards granted under the 2006 Equity Incentive Plan, which is expected to be recognized over a weighted average period of 1.9 years. As of January 31, 2013, there have been no vesting events for performance-based stock awards under the 2006 Equity Incentive Plan.

F-32  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Income Taxes:

Substantially all of the Company’s income from continuing operations before income taxes for the three years ended January 31, 2013 was earned in the United States. The provision for income taxes related to continuing operations for each of the three years ended January 31, 2013 included the following:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Current:
Federal and foreign	$39	$218	$254
State	24	23	47
Deferred:
Federal and foreign	61	(20)	9
State	11	(11)	(3)
Total	$135	$210	$307

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended January 31, 2013 follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Amount computed at the statutory federal income tax rate (35%)	$230	$68	$299
State income taxes, net of federal tax benefit	22	8	28
Change in accruals for uncertain tax positions	—	1	(7)
CityTime uncertain tax liability	(96)	96	—
Research and development credits	(10)	(7)	(8)
Dividends paid to employee stock ownership plan	(9)	—	—
U.S. manufacturing activity benefit	(2)	(5)	(5)
Non-deductible penalties	—	49	—
Total	$135	$210	$307
Effective income tax rate	20.5%	107.7%	35.9%

The Company’s lower effective income tax rate for fiscal 2013 when compared to fiscal 2012 was primarily due to a $96 million reduction in the provision for income tax as the result of an issue resolution agreement with the IRS with respect to the tax deductible portion of the CityTime payment which is described in Note 17. The fiscal 2013 effective tax rate also benefitted from the tax deductibility of quarterly dividends paid on shares held by the SAIC Retirement Plan (an employee stock ownership plan) and the reinstatement with retroactive effect to December 31, 2011 of the federal research and development tax credit. The effective income tax rate for fiscal 2012 was negatively impacted by estimated non-deductible portion of the CityTime loss provision. The fiscal 2011 provision for income taxes included the reversal of $7 million in accruals for unrecognized tax benefits as a result of the settlement of federal and state tax audits.

SAIC, Inc. Annual Report  F-33

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	January 31
	2013	2012
	(in millions)
Accrued vacation and bonuses	$83	$88
Investments	5	8
Deferred compensation	52	54
Vesting stock awards	54	61
Credits and net operating losses carryovers	34	35
Employee benefit contributions	1	6
CityTime loss provision	—	63
Other	33	32
Total deferred tax assets	262	347
Valuation allowance	(7)	(2)
Deferred revenue	(79)	(68)
Fixed asset basis differences	(14)	(25)
Purchased intangible assets	(155)	(133)
Total deferred tax liabilities	(248)	(226)
Net deferred tax assets	$7	$119

Net deferred tax assets were as follows:

	January 31
	2013	2012
	(in millions)
Net current deferred tax assets	$18	$82
Net non-current deferred tax (liabilities) assets	(11)	37
Total net deferred tax assets	$7	$119

At January 31, 2013, the Company had $41 million of federal net operating loss (NOL) carryforwards, which will expire in fiscal 2023 to 2030. The Company expects to fully utilize these NOL carryforwards. The Company also has various state NOL carryforwards. The Company has established a valuation allowance for those state NOL carryforwards which it does not expect to utilize. The Company also had $12 million of state tax credits at January 31, 2013, which expire in fiscal 2018 to fiscal 2027. The Company expects to utilize $10 million of these state tax credits.

The Company’s unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Unrecognized tax benefits at beginning of year	$129	$23	$44
Additions for tax positions related to current year	—	102	1
Additions for tax positions related to prior years	2	10	1
Reductions for tax positions related to prior years	(107)	(4)	(8)
Settlements with taxing authorities	(1)	—	(12)
Lapse of statute of limitations	(2)	(2)	(3)
Unrecognized tax benefits at end of year	$21	$129	$23
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$17	$115	$17

In fiscal 2013, the Company’s unrecognized tax benefits decreased primarily due to the issue resolution agreement with the IRS with respect to the CityTime loss provision recorded in fiscal 2012. In fiscal 2011, the Company’s unrecognized tax benefits decreased primarily due to the resolution of certain tax contingencies with the tax authorities, including $7 million that was recognized as an income tax benefit in fiscal 2012.

F-34  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At each of January 31, 2013 and 2012, accrued interest and penalties totaled $3 million. A negligible amount of interest and penalties were recognized in the consolidated statements of income in fiscal 2013, 2012 and 2011.

At January 31, 2013, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $24 million, all of which is classified as other long-term liabilities on the consolidated balance sheet. The balance of unrecognized tax benefits at January 31, 2012 included liabilities for uncertain tax positions of $132 million, $29 million of which were classified as other long-term liabilities on the consolidated balance sheet.

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. The Company also settled fiscal 2011 and 2012 as a result of the Company’s participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of the CAP, the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS.

During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $16 million of the Company’s unrecognized tax benefits, including a negligible amount of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The resolution of the tax matters could result in a $14 million reduction in income tax expense in fiscal 2014. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

Note 12—Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss were as follows:

	January 31
	2013	2012
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) and $(2) million as of January 31, 2013 and 2012, respectively	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of January 31, 2013 and 2012	(5)	(5)
Unrecognized gain (loss) on defined benefit plan, net of taxes of $0 million and $5 million as of January 31, 2013 and 2012, respectively	1	(8)
Total accumulated other comprehensive loss, net of taxes of $2 million and $6 million as of January 31, 2013 and 2012, respectively	$(2)	$(11)

As of January 31, 2013, there is less than $1 million of the unrealized net loss on settled derivative instruments (pre-tax) to be amortized and recognized as interest expense during the next 12 months.

Note 13—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment related to continuing operations for each of the three fiscal years ended January 31, 2013 were as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Gross rental expense	$170	$177	$173
Less lease and sublease income	(5)	(17)	(23)
Net rental expense	$165	$160	$150

SAIC, Inc. Annual Report  F-35

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2004, the Company was awarded a contract with the Greek Government (see Note 17) that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Consequently, the maximum contingent lease liability of $21 million related to this contract at January 31, 2013 is not reflected in the future minimum lease commitments table below.

Future minimum lease commitments and lease or sublease receipts under non-cancelable operating leases in effect at January 31, 2013 are as follows:

Year Ending January 31	Operating lease commitment	Lease or sublease receipts
	(in millions)
2014	$121	$2
2015	113	2
2016	95	2
2017	73	2
2018	60	1
2019 and thereafter	110	8
Total	$572	$17

As of January 31, 2013, the Company had capital lease obligations of $4 million that are payable over the next five years.

Note 14—Supplementary Income Statement and Cash Flow Information:

Supplementary income statement information for the years presented were as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Depreciation and amortization expense for property, plant and equipment and assets acquired under capital leases	$68	$69	$70
Internal research and development costs included in selling, general and administrative expenses	$64	$92	$55

Supplementary cash flow information, including non-cash investing and financing activities, for each of the three years ended January 31, 2013 was as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Decrease in accrued stock repurchases	$—	$(7)	$(17)
Stock issued in lieu of cash dividends	$3	—	—
Fair value of assets acquired in acquisitions	$541	$238	$470
Cash paid in acquisitions, net of cash acquired of $9 million, $5 million and $10 million in fiscal 2013, 2012 and 2011, respectively	(483)	(218)	(382)
Non-cash consideration	—	—	—
Accrued acquisition payables, net	(13)	—	(4)
Liabilities assumed in acquisitions	$45	$20	$84
Cash paid for interest (including discontinued operations)	$92	$107	$71
Cash paid for income taxes (including discontinued operations)	$128	$289	$361

Note 15—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. Effective February 1, 2012, certain operations were transferred between the Company’s reportable segments. Prior year amounts have been recasted for consistency with the current year’s presentation.

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

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design, construction, electronic health record implementations and other sophisticated IT services across a broad federal and commercial customer base. These services and solutions range from engineering, design and construction services, energy management, renewables and energy distribution/smart-grid, to healthcare IT, data management and analytics, health infrastructure and biomedical support and research. Health, Energy and Civil Solutions also provides integrated security solutions and training expertise in the detection of chemical, biological, radiological, nuclear and explosive threats and designs and develops products and applied technologies that aid anti-terrorism and homeland security efforts, including border, port and security inspection systems and checked baggage explosive detection systems. Major customers of Health, Energy and Civil Solutions primarily include the U.S. federal government, state and local governmental agencies, foreign governments and commercial enterprises in various industries.

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

SAIC, Inc. Annual Report  F-37

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize business segment information for each of the three years ended January 31, 2013:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Revenues:
Defense Solutions	$4,718	$4,191	$4,657
Health, Energy and Civil Solutions	2,788	2,734	2,630
Intelligence and Cybersecurity Solutions	3,672	3,574	3,460
Corporate and Other	—	2	58
Intersegment elimination	(5)	(4)	(7)
Total revenues	$11,173	$10,497	$10,798
Operating income (loss):
Defense Solutions	$352	$(171)	$380
Health, Energy and Civil Solutions	222	246	242
Intelligence and Cybersecurity Solutions	264	279	292
Corporate and Other	(104)	(55)	15
Total operating income	$734	$299	$929
Amortization of intangible assets:
Defense Solutions	$2	$5	$7
Health, Energy and Civil Solutions	32	24	16
Intelligence and Cybersecurity Solutions	11	16	17
Total amortization of intangible assets	$45	$45	$40

Asset information by segment is not a key measure of performance used by the CODM. Interest income, interest expense and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. While depreciation expense is a component of the allocated costs, the allocation process precludes depreciation expense from being specifically identified by the Company’s individual reportable segments. For this reason, depreciation expense by reportable segment has not been reported above.

In preparation for the proposed separation transaction, effective February 1, 2013, the Company transferred certain business operations primarily focused on providing enterprise information technology services to federal civilian agencies of the U.S. Government from the Health, Engineering, and Civil Solutions segment to the Defense Solutions segment. The Company also transferred certain business operations primarily focused on providing command, control, communications, and computer solutions to the DoD from the Defense Solutions segment to the Intelligence and Cybersecurity Solutions segment. As a result, the Company’s operating segments for fiscal 2014 will be reflective of this new business alignment, the segment results will be recasted to reflect these changes in historical periods, and one of the Company’s operating segments will represent the entirety of the business that will be included in the separation transaction.

Substantially all of the Company’s revenues and tangible long-lived assets are generated by or owned by entities located in the United States. As such, the financial information by geographic location is not presented.

The Company’s total revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentages of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues for each of the three years ended January 31, 2013 were as follows:

	Year Ended January 31
	2013	2012	2011
U.S. Government	87%	93%	91%
U.S. Army	28%	26%	23%
U.S. Navy	13%	13%	13%

F-38  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Discontinued Operations:

In fiscal 2013, the Company sold certain components of its business, which were historically included in the Company’s Health, Energy and Civil Solutions segment, primarily focused on providing operational test and evaluation services to U.S. Government customers. The Company received net proceeds of $51 million resulting in a gain on sale before income taxes of $17 million related to this sale.

In fiscal 2012, in order to better align its business portfolio with its strategy, the Company sold certain components of its business, which were historically included in the Company’s Health, Energy and Civil Solutions segment, primarily focused on providing information technology services to international oil and gas companies. The Company received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million related to this sale.

Under the terms of the definitive agreement, the Company retained the assets and obligations of its defined benefit pension plan in the United Kingdom. The Company has classified the operating results of these business components, including pension expense through the date of sale, as discontinued operations for all periods presented. Following the sale, as a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets following the sale date, are recorded in continuing operations.

The pre-sale operating results of business components sold by the Company for each of the three years ended January 31, 2013 were as follows:

	Year Ended January 31
	2013	2012	2011
	(in millions)
Revenues	$56	$160	$319
Costs and expenses:
Cost of revenues	50	131	258
Selling, general and administrative expenses	3	13	31
Operating income	$3	$16	$30

Operating income from discontinued operations also includes other activity that is immaterial and not reflected in the table above.

In March 2001, the Company’s former subsidiary Telcordia Technologies, Inc. (Telcordia) instituted arbitration proceedings against a customer, Telkom South Africa, as a result of a contract dispute. Pursuant to the definitive agreement for the fiscal 2006 sale of Telcordia, the Company was entitled to receive the net proceeds from any settlement after deduction for tax liabilities incurred by Telcordia. In July 2010, Telcordia and Telkom South Africa settled all claims related to these arbitration proceedings. Under the settlement, Telkom South Africa paid $80 million plus amounts for value added taxes (VAT). In fiscal 2011, the Company and Telcordia subsequently executed an agreement which resolved matters related to the Telkom South Africa settlement and certain other contingencies related to the fiscal 2006 sale of Telcordia. The Company recorded pre-tax gains of $77 million in discontinued operations related to these actions during fiscal 2011.

Note 17—Legal Proceedings:

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

The Company intends to vigorously defend itself against the claims made in the class action lawsuits. In November 2012, the Company filed a motion to dismiss all claims against the Company alleged in the consolidated amended complaint. The court has not yet ruled on the Company’s motion. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of January 31, 2013, the Company has recorded a loss provision of $10 million related to these lawsuits, representing the low end of the Company’s estimated gross loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a loss would not exceed the Company’s insurance coverage. As these lawsuits progress, many factors will affect the amount of the ultimate loss resulting from these claims being brought against the Company, including the outcome of any motions to dismiss, the results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.

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

Derivative and Securities Litigation

Between February and April 2012, six stockholder derivative lawsuits were filed, each purportedly on the Company’s behalf. Two cases have been withdrawn and the four remaining cases were consolidated in the U.S. District Court for the Southern

F-40  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

District of New York in In re SAIC, Inc. Derivative Litigation. The consolidated derivative complaint asserts claims against the Company’s directors and against varying groups of the Company’s current and former officers, including the chief executive officer, two former chief executive officers, the chief financial officer, a former group president, the former program manager of the CityTime program, and the former chief systems engineer of the CityTime program. The consolidated derivative complaint claims that the defendants breached their fiduciary duties to the Company with respect to the CityTime contract for various reasons, including failure to supervise the adequacy of the Company’s internal controls, allowing the Company to issue misleading financial statements, and failure to exercise their oversight responsibilities to ensure that the Company complied with applicable laws, rules and regulations. The complaint further claims that the defendants are liable to the Company under theories of unjust enrichment, gross mismanagement, abuse of control, and violation of Section 14(a) of the Securities Exchange Act. The Company has filed a motion to dismiss the consolidated complaint because the respective plaintiffs did not serve a pre-suit demand before filing the derivative complaints. The Company has also received two stockholder demand letters related to CityTime (one of which is also related to the TRICARE matter described above), which an independent committee of the Company’s board of directors reviewed. The Company’s lead director has notified both stockholders’ attorneys, on behalf of the board of directors, that the Company has decided not to pursue the claims outlined in their demand letters.

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

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $94 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $26 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds and a supplementary answer asserting set-off claims against amounts sought by the Company. The arbitration hearing was held in May 2012, and the Company filed a final brief in July 2012. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the fiscal years ended January 31, 2013, 2012 and 2011. As of January 31, 2013, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

SAIC, Inc. Annual Report  F-41

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2013, the Company has $16 million of receivables relating to value added tax (VAT) that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $34 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of January 31, 2013, there were $3 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of amounts drawn by the Customer in fiscal 2011 on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $23 million as of January 31, 2013, of which $20 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of January 31, 2013 based on its assessment of the likely outcome of this matter.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 18—Other Commitments and Contingencies:

VirnetX, Inc.

In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX. Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. In February 2013, the judge entered judgment against Apple consistent with the jury verdict; however, the judgment may be appealed. Therefore, no assurances can be given when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of January 31, 2013.

Government Investigations and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. The Company is in discussions with the government on various investigations and reviews, including investigations arising under the Civil False Claims Act. As of January 31, 2013, the Company had recorded loss provisions aggregating approximately $15 million relating to such matters. We believe that the

F-42  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

probability is remote that the outcome of any current investigation will have a material adverse effect on the Company as a whole, notwithstanding that the unfavorable resolution of any matter may have a material impact on our net income in any particular reporting period.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.

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

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2005 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of January 31, 2013, the Company has recorded a liability of $37 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser or DS&S for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation. The Company had deferred the potential gain on this sale pending resolution of the government investigation involving DS&S. This matter was resolved in fiscal 2013 and the Company recorded a gain of $4 million in other income, net, and paid DS&S $4 million in satisfaction of its indemnification obligation.

Other Joint Ventures

The Company has a guarantee that relates only to claims brought by the sole customer of its joint venture, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which the Company will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. As of January 31, 2013, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.

In conjunction with a contract award to one of the Company’s joint ventures, Research and Development Solutions, LLC (RDS), each of the three joint venture partners were required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2013, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract

SAIC, Inc. Annual Report  F-43

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.

Variable Interest Entities (VIEs)

In fiscal 2012, the Company entered into a fixed price agreement to provide engineering, procurement, and construction services to a special purpose limited liability company for a specific renewable energy project. The Company analyzed this arrangement and determined the special purpose limited liability company is a VIE. However, this VIE was not consolidated by the Company because the Company is not the primary beneficiary. The project is partially financed by the Company’s provision of extended payment terms in the amount of $100 million for certain of its services performed on the project. The arrangement also contemplates monetary penalties and project guarantees if the Company does not meet certain completion deadlines. The Company expects to bill a total of $220 million to complete the project. At January 31, 2013, the Company had an unbilled receivable balance of $53 million due from this VIE.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit of $108 million as of January 31, 2013, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $302 million, principally related to performance and payment bonds on the Company’s contracts.

Other

The Army Brigade Combat Team Modernization Engineering, Manufacturing and Development program was terminated for convenience by the DoD effective in fiscal 2012. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of the contract negotiations. The Company recognized revenues of approximately $481 million, including estimated fee, from October 2009 through January 31, 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD. The Company reduced the fees earned under the undefinitized change order by $2 million during fiscal 2013 as a result of this development.

The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported of $30 million and $34 million as of January 31, 2013 and 2012, respectively.

Note 19—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two fiscal years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2013
Revenues	$2,764	$2,828	$2,870	$2,711
Operating income	$208	$188	$193	$145
Income from continuing operations (1)	$117	$108	$112	$186
Income from discontinued operations	$—	$2	$—	$—
Net income (1)	$117	$110	$112	$186
Basic earnings per share (2)	$.35	$.32	$.33	$.54
Diluted earnings per share (2)	$.35	$.32	$.33	$.54

Fiscal 2012(3)
Revenues	$2,663	$2,573	$2,790	$2,471
Operating income (loss)	$227	$206	$(20)	$(114)
Income (loss) from continuing operations (1)	$128	$110	$(92)	$(161)
Income from discontinued operations	$3	$68	$3	$—
Net income (loss) (1)	$131	$178	$(89)	$(161)
Basic earnings (loss) per share (2)	$.37	$.51	$(.27)	$(.49)
Diluted earnings (loss) per share (2)	$.36	$.50	$(.27)	$(.49)

(1)	Income from continuing operations and net income relate to SAIC only, see Science Applications’ amounts detailed below.

(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

F-44  SAIC, Inc. Annual Report

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Science Applications:

Income from continuing operations and net income of Science Applications includes interest expense on the related party note and associated income taxes, which relate solely to Science Applications and are not reflected in the consolidated amounts above. Income from continuing operations and net income of Science Applications for each quarter of the last two fiscal years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Fiscal 2013
Income from continuing operations	$117	$108	$112	$187
Net income	$117	$110	$112	$187

Fiscal 2012(3)
Income (loss) from continuing operations	$127	$110	$(94)	$(161)
Net income (loss)	$130	$178	$(91)	$(161)

(3)	Includes loss provisions of $232 million and $308 million recorded in the third quarter and fourth quarter, respectively, in connection with resolution of the CityTime matter described in Note 17.

Note 20—Subsequent Event:

In March 2013, SAIC’s Board of Directors declared a special cash dividend of $1.00 per share of SAIC common stock payable on June 28, 2013 to stockholders of record on June 14, 2013.

SAIC, Inc. Annual Report  F-45